Form 10-Q
period 2016-09-30
SOUTH JERSEY INDUSTRIES INC
filed 2016-11-04
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 1, 2016 there were 79,477,822 shares of the registrant’s common stock outstanding.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended September 30,
	2016	2015
Operating Revenues:
Utility	$60,983	$57,507
Nonutility	158,099	83,555
Total Operating Revenues	219,082	141,062
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	25,353	21,808
- Nonutility	117,635	77,316
Operations	34,796	33,150
Maintenance	4,150	4,188
Depreciation	23,109	18,422
Energy and Other Taxes	1,449	1,231
Total Operating Expenses	206,492	156,115
Operating Income (Loss)	12,590	(15,053)

Other Income and Expense	2,223	2,241
Interest Charges	(7,355)	(8,107)
Income (Loss) Before Income Taxes	7,458	(20,919)
Income Taxes	(2,807)	10,968
Equity in Earnings (Losses) of Affiliated Companies	5,013	(2,581)
Income (Loss) from Continuing Operations	9,664	(12,532)
Loss from Discontinued Operations - (Net of tax benefit)	(29)	(91)
Net Income (Loss)	$9,635	$(12,623)

Basic Earnings Per Common Share:
Continuing Operations	$0.12	$(0.18)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.12	$(0.18)

Average Shares of Common Stock Outstanding - Basic	79,478	68,607

Diluted Earnings Per Common Share:
Continuing Operations	$0.12	$(0.18)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.12	$(0.18)

Average Shares of Common Stock Outstanding - Diluted	79,635	68,607

Dividends Declared Per Common Share	$0.26	$0.25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2016	2015
Operating Revenues:
Utility	$312,925	$399,332
Nonutility	393,594	302,393
Total Operating Revenues	706,519	701,725
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	110,067	191,683
- Nonutility	284,236	240,093
Operations	109,843	108,813
Maintenance	12,793	12,114
Depreciation	66,106	52,671
Energy and Other Taxes	4,617	4,693
Total Operating Expenses	587,662	610,067
Operating Income	118,857	91,658

Other Income and Expense	8,787	7,522
Interest Charges	(24,744)	(24,182)
Income Before Income Taxes	102,900	74,998
Income Taxes	(34,885)	(2,366)
Equity in Earnings (Losses) of Affiliated Companies	5,038	(17,970)
Income from Continuing Operations	73,053	54,662
Loss from Discontinued Operations - (Net of tax benefit)	(176)	(441)
Net Income	$72,877	$54,221

Basic Earnings Per Common Share:
Continuing Operations	$0.97	$0.80
Discontinued Operations	—	(0.01)
Basic Earnings Per Common Share	$0.97	$0.79

Average Shares of Common Stock Outstanding - Basic	75,316	68,491

Diluted Earnings Per Common Share:
Continuing Operations	$0.97	$0.80
Discontinued Operations	—	(0.01)
Diluted Earnings Per Common Share	$0.97	$0.79

Average Shares of Common Stock Outstanding - Diluted	75,411	68,689

Dividends Declared per Common Share	$0.78	$0.75

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2016	2015
Net Income (Loss)	$9,635	$(12,623)

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	154	(177)
Unrealized Gain on Derivatives - Other	49	52
Other Comprehensive Loss of Affiliated Companies	—	(96)

Other Comprehensive Income (Loss) - Net of Tax*	203	(221)

Comprehensive Income (Loss)	$9,838	$(12,844)

	Nine Months Ended September 30,
	2016	2015
Net Income	$72,877	$54,221

Other Comprehensive Income (Loss), Net of Tax:*

Unrealized Gain (Loss) on Available-for-Sale Securities	258	(153)
Unrealized Gain on Derivatives - Other	149	171
Other Comprehensive Loss of Affiliated Companies	—	(132)

Other Comprehensive Income (Loss) - Net of Tax*	407	(114)

Comprehensive Income	$73,284	$54,107

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Net Cash Provided by Operating Activities	$196,433	$151,886

Cash Flows from Investing Activities:
Capital Expenditures	(188,405)	(234,550)
Purchase of Available-for-Sale Securities	—	(6,059)
Proceeds from Restricted Investments	1,738	—
Net (Purchase of) Return of Restricted Investments in Escrow	(8,300)	101
Net Proceeds from Restricted Investments in Margin Account	10,460	22,947
Investment in Long-Term Receivables	(8,085)	(13,784)
Proceeds from Long-Term Receivables	7,528	6,556
Notes Receivable	9,919	(9,919)
Purchase of Company-Owned Life Insurance	(1,755)	(1,764)
Investment in Affiliate	(8,307)	(6,099)
Return of Investment in Affiliate	4,750	—
Advances on Notes Receivable - Affiliate	—	(2,163)
Net Repayment of Notes Receivable - Affiliate	1,378	3,835

Net Cash Used in Investing Activities	(179,079)	(240,899)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(201,500)	105,700
Proceeds from Issuance of Long-Term Debt	61,000	80,000
Principal Repayments of Long-Term Debt	(48,457)	(74,100)
Payments for Issuance of Long-Term Debt	(7)	(8)
Dividends on Common Stock	(39,752)	(34,397)
Proceeds from Sale of Common Stock	214,426	9,705

Net Cash (Used in) Provided by Financing Activities	(14,290)	86,900

Net Increase (Decrease) in Cash and Cash Equivalents	3,064	(2,113)
Cash and Cash Equivalents at Beginning of Period	3,877	4,171

Cash and Cash Equivalents at End of Period	$6,941	$2,058

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2016	December 31, 2015
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,358,302	$2,211,239
Accumulated Depreciation	(467,359)	(440,473)
Nonutility Property and Equipment, at cost	796,135	785,646
Accumulated Depreciation	(139,971)	(108,307)

Property, Plant and Equipment - Net	2,547,107	2,448,105

Investments:
Available-for-Sale Securities	15,604	14,810
Restricted	43,799	48,758
Investment in Affiliates	24,414	16,983

Total Investments	83,817	80,551

Current Assets:
Cash and Cash Equivalents	6,941	3,877
Accounts Receivable	159,994	178,359
Unbilled Revenues	26,591	40,044
Provision for Uncollectibles	(11,352)	(10,252)
Notes Receivable	1,853	11,800
Notes Receivable - Affiliate	1,756	3,134
Natural Gas in Storage, average cost	50,787	54,211
Materials and Supplies, average cost	6,798	5,088
Prepaid Taxes	25,724	21,753
Derivatives - Energy Related Assets	53,780	83,093
Other Prepayments and Current Assets	34,892	40,167

Total Current Assets	357,764	431,274

Regulatory and Other Noncurrent Assets:
Regulatory Assets	397,071	323,434
Derivatives - Energy Related Assets	11,566	16,238
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	28,747	28,609
Notes Receivable	26,135	35,439
Goodwill	8,139	8,880
Identifiable Intangible Assets	16,103	21,553
Other	67,392	64,575

Total Regulatory and Other Noncurrent Assets	568,428	512,003

Total Assets	$3,557,116	$3,471,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2016	December 31, 2015
Capitalization and Liabilities
Equity:
Common Stock	$99,347	$88,707
Premium on Common Stock	706,058	499,460
Treasury Stock (at par)	(262)	(296)
Accumulated Other Comprehensive Loss	(24,092)	(24,499)
Retained Earnings	486,328	474,167

Total Equity	1,267,379	1,037,539

Long-Term Debt (See Note 1)	808,704	997,427

Total Capitalization	2,076,083	2,034,966

Current Liabilities:
Notes Payable	230,200	431,700
Current Portion of Long-Term Debt	231,909	29,454
Accounts Payable	141,096	186,400
Customer Deposits and Credit Balances	43,497	20,146
Environmental Remediation Costs	59,676	50,559
Taxes Accrued	3,134	2,336
Derivatives - Energy Related Liabilities	66,906	90,708
Derivatives - Other	939	—
Dividends Payable	20,962	—
Interest Accrued	5,968	7,316
Pension Benefits	2,261	2,261
Other Current Liabilities	5,849	11,596

Total Current Liabilities	812,397	832,476

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	331,762	295,945
Pension and Other Postretirement Benefits	81,966	76,068
Environmental Remediation Costs	103,332	76,064
Asset Retirement Obligations	59,123	57,943
Derivatives - Energy Related Liabilities	7,841	21,697
Derivatives - Other	13,157	10,943
Regulatory Liabilities	51,050	42,841
Other	20,405	22,990

Total Deferred Credits and Other Noncurrent Liabilities	668,636	604,491

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,557,116	$3,471,933

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

▪	South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects. The following entities have been wholly-owned subsidiaries of Marina since December 31, 2015 (see Note 3):

•ACB Energy Partners, LLC (ACB) owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE) and SX Landfill Energy, LLC (SXLE) own and operate landfill gas-fired electric production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey.

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

REVENUE-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.2 million for both the three months ended September 30, 2016 and 2015, and $0.7 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI reviews the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the nine months ended September 30, 2016 and 2015, no impairments were identified.

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the nine months ended September 30, 2016 or 2015. As of September 30, 2016 and December 31, 2015,
$8.8 million and $8.9 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of September 30, 2016 and December 31, 2015, SJI held 209,296 and 236,571 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES — Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 - “Income Taxes.” A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of Marina are recognized on the flow-through method, which may result in variations in the customary relationship between income taxes and pre-tax income for interim periods.

GOODWILL - Goodwill was acquired as part of the acquisition of Energenic projects discussed in Note 3 and is a part of the on-site energy production segment. Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the nine months ended September 30, 2016. Goodwill totaled $8.1 million and $8.9 million on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the changes in Goodwill for the nine months ended September 30, 2016 (in thousands):

2016
Beginning Balance, January 1	$8,880
Fair Value Adjustments During Measurement Period (See Note 3)	(741)
Ending Balance, September 30	$8,139

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard amends ASU 2014-09 (discussed above) to provide additional guidance on (a) the objective of the collectibility criterion, (b) the presentation of sales tax collected from customers, (c) the measurement date of non-cash consideration received, (d) practical expedients in respect of contract modifications and completed contracts at transition, and (e) disclosure of the effects of the accounting change in the period of adoption. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard is intended to provide guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. This standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of the Company's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the nine months ended September 30, 2016 and 2015. No stock appreciation rights have been issued under the plans. During the nine months ended September 30, 2016 and 2015, SJI granted 193,670 and 158,929 restricted shares, respectively, to Officers and other key employees under the plans. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original share units granted.

Beginning in 2015, SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and is limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. During the nine months ended September 30, 2016 and 2015, Officers and other key employees were granted 58,101 and 47,678 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

During the nine months ended September 30, 2016 and 2015, SJI granted 35,197 and 26,338 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2016 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2014 - TSR	50,335	$21.31	20.0%	0.80%
	2014 - EGR	50,335	$27.22	N/A	N/A
	2015 - TSR	33,537	$26.31	16.0%	1.10%
	2015 - EGR, ROE, Time	73,118	$29.47	N/A	N/A
	2016 - TSR	65,864	$22.53	18.1%	1.31%
	2016 - CEGR, Time	122,319	$23.52	N/A	N/A

Directors -	2016	35,197	$23.88	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Officers & Key Employees	$781	$654	$2,396	$1,964
Directors	210	205	630	577
Total Cost	991	859	3,026	2,541

Capitalized	(77)	(92)	(289)	(270)
Net Expense	$914	$767	$2,737	$2,271

As of September 30, 2016, there was $5.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2016, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2016	226,191	26,338	$26.89
Granted	193,670	35,197	$23.28
Cancelled/Forfeited	(11,106)	—	$25.11
Vested	(13,247)	(26,338)	$29.30
Nonvested Shares Outstanding, September 30, 2016	395,508	35,197	$24.80

Performance targets during the three-year vesting period were not attained for the 2012 or 2013 Officer and other key employee grants that vested at December 31, 2014 and 2015, respectively. As a result, no shares were awarded in 2015 or 2016 associated with those grants. However, the initial performance hurdle for the 2015 time-based grant was met. As a result, 13,247 shares were awarded to Officers and other key employees during the nine months ended September 30, 2016 at a market value of $0.3 million. During the nine months ended September 30, 2016 and 2015, SJI granted 35,197 and 26,338 shares to its Directors at a market value of $0.8 million in each of the periods. The Company has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods. These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

3.	AFFILIATIONS AND DISCONTINUED OPERATIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic developed and operated on-site, self-contained, energy-related projects.

On December 31, 2015, Energenic, Marina and its joint venture partner entered into two Equity Distribution and Purchase Agreements (the "Transaction"), pursuant to which Marina became the sole owner of eight of the Energenic projects ("Marina Projects") and its joint venture partner became the sole owner of seven other Energenic projects ("Partner Projects"). The Transaction has been accounted for as a distribution of member interests by Energenic to its owners and a business combination through the exchange of member interests in various projects between Marina and its joint venture partner. In connection with the exchange, the joint venture partner provided a $19.5 million note payable to Marina. The note and other existing obligations of the joint venture partner to Marina are included in Notes Receivable on the condensed consolidated balance sheets, with approximately $1.8 million being included as a current asset as of September 30, 2016, as it is due within one year. This note is collateralized by security interests in various energy project assets owned by the joint venture partner, as well as personal guarantees from its principals.

As part of the transaction, each party is relieved of any guarantees related to the Projects in which it no longer has an ownership interest.

The projects that are now wholly-owned by Marina are ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS.

Through December 31, 2015, Marina’s investment in Energenic was accounted for under the equity method of accounting. As such, Marina’s share of the equity value of the projects was included within Investment in Affiliates on the condensed consolidated balance sheets and Marina’s share of the loss or earnings from the projects for the nine months ended September 30, 2015 was included within Equity in Earnings (Losses) of Affiliated Companies on the condensed consolidated statements of income. As of December 31, 2015, the assets and liabilities of the projects that are now wholly-owned by Marina are consolidated into the condensed consolidated balance sheets. Beginning in 2016, the respective results from operations and cash flows of the projects that are now wholly-owned by Marina are consolidated into the condensed consolidated statements of income and cash flows, respectively. The results of the acquired projects are included in the On-Site Energy Production segment.

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

The recorded amounts for assets and liabilities represent the Company's best estimate as of September 30, 2016. The measurement period adjustments recorded during the nine months ended September 30, 2016 did not have a significant impact on the Company's condensed consolidated balance sheet. The pro forma impact of this transaction on the operations of the Company is not significant.

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

During the first nine months of 2016 and 2015, the Company made net investments in unconsolidated affiliates of $2.2 million and $4.4 million, respectively.  As of September 30, 2016 and December 31, 2015, the outstanding balance of Notes Receivable – Affiliate was $15.0 million and $16.4 million, respectively. As of September 30, 2016, approximately $13.6 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $1.4 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2016, the Company had a net asset of approximately $24.4 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2016, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $39.4 million.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, 2016 and 2015, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss before Income Taxes:
Sand Mining	$(20)	$(17)	(184)	(381)
Fuel Oil	(24)	(123)	(86)	(286)
Income Tax Benefits	15	49	94	226
Loss from Discontinued Operations — Net	$(29)	$(91)	$(176)	$(441)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$(0.01)

4.	COMMON STOCK:

The following shares were issued and outstanding:

2016
Beginning Balance, January 1	70,965,622
New Issuances During the Period:
Dividend Reinvestment Plan	416,862
Stock-Based Compensation Plan	45,338
Public Equity Offering	8,050,000
Ending Balance, September 30	79,477,822

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $206.6 million was recorded in Premium on Common Stock.

In May 2016, the Company issued and sold 8,050,000 shares of its common stock, par value $1.25 per share at a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.

EARNINGS PER COMMON SHARE (EPS) - Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 156,673 for the three months ended September 30, 2016, and 94,997 and 198,222 for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2015, incremental shares of 187,758 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) - The Company offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $10.8 million and $9.7 million of equity capital through the DRP during the nine months ended September 30, 2016 and 2015, respectively. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any more new equity capital via the DRP in 2016.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — Marina is required to maintain escrow accounts related to ongoing capital projects as well as unused loan proceeds pending approval of construction expenditures. As of September 30, 2016 and December 31, 2015, the escrowed funds, including interest earned, totaled $2.3 million and $3.4 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of September 30, 2016 and December 31, 2015, the balances in these accounts totaled $33.2 million and $43.7 million, respectively.

In September 2016, SJG placed $8.3 million in an escrow account to construct SJG's building in Atlantic City, New Jersey. The money is restricted until the final contracts are approved, at which time the money will be released for use in constructing SJG's building.

As of December 31, 2015, in accordance with an outstanding loan agreement with a third party, ACB was required to maintain control accounts, which included a debt service reserve of $1.7 million. In January 2016, the remaining debt on the loan agreement was paid (see Note 14); as such, there was no reserve as of September 30, 2016.

The carrying amounts of the Restricted Investments approximate their fair values at September 30, 2016 and December 31, 2015, which would be included in Level 1 of the fair value hierarchy (see Note 13).

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
In 2015, management of the Company and Energenic evaluated the carrying value of the investment in this project and a related note receivable. Based on the inability of the Energenic subsidiaries to secure a permanent or long-term energy services agreement, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge was included in Equity in Loss of Affiliated Companies during the second quarter of 2015 on the condensed consolidated statements of income.
The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged, among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders. This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex. The Company’s share of this settlement was $7.5 million, which was accrued by Energenic as of December 31, 2015 and paid in 2016. The Company entered into agreements with its insurance carrier and external legal advisors to recover, net of legal costs, approximately $7.0 million of costs associated with the bondholder settlement discussed above. The Company received $2.1 million in the second quarter of 2016, which is included in Other Income on the condensed consolidated statements of income for the nine months ended September 30, 2016, and $5.3 million was received in the third quarter of 2016 and is included in Equity in Earnings of Affiliated Companies on the condensed consolidated statements of income for the three and nine months ended September 30, 2016.
As of September 30, 2016, the Company, through its investment in Energenic, had a remaining net asset of approximately $0.9 million included in Investment in Affiliates on the condensed consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The note included interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. In July 2016, the note was repaid in full, including interest.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five to ten years with no interest.  The carrying amounts of such loans were $10.2 million and $12.9 million as of September 30, 2016 and December 31, 2015, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.0 million and $1.3 million as of September 30, 2016 and December 31, 2015, respectively.  The annualized amortization to interest is not material to the Company’s condensed consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of September 30, 2016, approximately $9.1 million, or 13.9%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at September 30, 2016 and December 31, 2015, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13). The estimated fair values of SJI's long-term debt, including current maturities, as of September 30, 2016 and December 31, 2015, were $1,110.4 million and $1,079.0 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of September 30, 2016 and December 31, 2015, were $1,040.6 million and $1,026.9 million, respectively. The carrying amounts as of September 30, 2016 and December 31, 2015 are net of unamortized debt issuance costs of $7.8 million and $9.0 million, respectively (see Note 1).

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's other financial instruments approximate their fair values at September 30, 2016 and December 31, 2015.

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

•
Appliance service operations includes SJESP, which services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues:
Gas Utility Operations	$62,025	$58,634	$318,553	$402,104
Energy Group:
Wholesale Energy Operations	67,926	9,352	131,691	77,973
Retail Gas and Other Operations	11,865	11,757	63,903	67,900
Retail Electric Operations	51,585	44,240	134,141	110,203
Subtotal Energy Group	131,376	65,349	329,735	256,076
Energy Services:
On-Site Energy Production	31,034	18,898	70,398	47,606
Appliance Service Operations	1,812	2,290	5,750	7,346
Subtotal Energy Services	32,846	21,188	76,148	54,952
Corporate and Services	7,059	6,925	24,352	23,776
Subtotal	233,306	152,096	748,788	736,908
Intersegment Sales	(14,224)	(11,034)	(42,269)	(35,183)
Total Operating Revenues	$219,082	$141,062	$706,519	$701,725

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Income (Loss):
Gas Utility Operations	$(2,453)	$(2,501)	$83,251	$82,649
Energy Group:
Wholesale Energy Operations	8,014	(11,813)	15,109	3,675
Retail Gas and Other Operations	(2,520)	(4,821)	2,971	(1,581)
Retail Electric Operations	1,223	1,034	4,085	1,026
Subtotal Energy Group	6,717	(15,600)	22,165	3,120
Energy Services:
On-Site Energy Production	8,077	2,265	12,549	3,960
Appliance Service Operations	277	216	579	411
Subtotal Energy Services	8,354	2,481	13,128	4,371
Corporate and Services	(28)	567	313	1,518
Total Operating Income (Loss)	$12,590	$(15,053)	$118,857	$91,658

Depreciation and Amortization:
Gas Utility Operations	$15,954	$14,911	$47,368	$43,317
Energy Group:
Wholesale Energy Operations	39	191	447	238
Retail Gas and Other Operations	85	39	253	79
Subtotal Energy Group	124	230	700	317
Energy Services:
On-Site Energy Production	11,274	7,650	32,088	22,158
Appliance Service Operations	73	85	248	232
Subtotal Energy Services	11,347	7,735	32,336	22,390
Corporate and Services	373	261	856	961
Total Depreciation and Amortization	$27,798	$23,137	$81,260	$66,985

Interest Charges:
Gas Utility Operations	$4,058	$4,809	$13,397	$15,112
Energy Group:
Wholesale Energy Operations	—	150	32	280
Retail Gas and Other Operations	86	—	296	120
Subtotal Energy Group	86	150	328	400
Energy Services:
On-Site Energy Production	3,032	2,433	9,936	6,409
Corporate and Services	2,896	2,857	9,206	8,784
Subtotal	10,072	10,249	32,867	30,705
Intersegment Borrowings	(2,717)	(2,142)	(8,123)	(6,523)
Total Interest Charges	$7,355	$8,107	$24,744	$24,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income Taxes:
Gas Utility Operations	$(2,007)	$(2,871)	$26,812	$26,593
Energy Group:
Wholesale Energy Operations	3,125	(4,615)	5,604	2,238
Retail Gas and Other Operations	(1,062)	(2,038)	1,220	(370)
Retail Electric Operations	499	422	1,669	419
Subtotal Energy Group	2,562	(6,231)	8,493	2,287
Energy Services:
On-Site Energy Production	2,118	(2,015)	(784)	(26,923)
Appliance Service Operations	102	94	254	191
Subtotal Energy Services	2,220	(1,921)	(530)	(26,732)
Corporate and Services	32	55	110	218
Total Income Taxes	$2,807	$(10,968)	$34,885	$2,366

Property Additions:
Gas Utility Operations	$53,623	$55,335	$155,126	$160,836
Energy Group:
Wholesale Energy Operations	—	4	7	383
Retail Gas and Other Operations	455	642	1,180	1,763
Subtotal Energy Group	455	646	1,187	2,146
Energy Services:
On-Site Energy Production	9,152	36,805	14,468	67,226
Appliance Service Operations	73	51	425	379
Subtotal Energy Services	9,225	36,856	14,893	67,605
Corporate and Services	174	193	901	1,794
Total Property Additions	$63,477	$93,030	$172,107	$232,381

	September 30, 2016	December 31, 2015
Identifiable Assets (See Note 1):
Gas Utility Operations	$2,456,312	$2,281,576
Energy Group:
Wholesale Energy Operations	180,492	231,660
Retail Gas and Other Operations	36,496	55,111
Retail Electric Operations	48,286	55,528
Subtotal Energy Group	265,274	342,299
Energy Services:
On-Site Energy Production	758,084	790,231
Appliance Service Operations	3,435	4,885
Subtotal Energy Services	761,519	795,116
Discontinued Operations	1,766	1,545
Corporate and Services	638,168	652,325
Intersegment Assets	(565,923)	(600,928)
Total Identifiable Assets	$3,557,116	$3,471,933

7.	RATES AND REGULATORY ACTIONS:

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

In February 2016, SJG filed a petition with the BPU for approval to continue its Accelerated Infrastructure Replacement Program (AIRP), which will expire at the end of 2016. In its petition, SJG has requested approval to continue its AIRP for an additional seven years, with program investments totaling approximately $500.0 million, to retire and replace bare steel and cast iron mains, bare steel services, and other aging infrastructure. The petition proposes to recover the costs of, and a return on, future AIRP investments through annual base rate adjustments. The petition also includes a request to reflect in base rates approximately $76.0 million of AIRP investments that will have been made since the conclusion of SJG’s last base rate case in October 2014 through the end 2016. This petition was approved in October 2016 (see Note 16).

Also in February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s Energy Efficiency Tracker (EET), which recovers the cost of, and an allowed return on, investments in Energy Efficiency Programs (EEP). SJG’s original EEPs and its first EEP Extension, approved by the BPU in 2009 and 2013, respectively, ended in July 2013 and August 2015, respectively. The revenue requirements associated with these prior investments decrease over time as they are amortized and recovered. SJG is continuing to make energy efficiency investments under its most recent EEP Extension, which was approved by the BPU in August 2015, and is recovering the costs, and the allowed return on, those investments through the EET.

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

In June 2016, SJG filed its annual EET rate adjustment petition, requesting a $0.8 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEP's. The revenue adjustment was subsequently updated in September 2016 to reflect a revenue decrease of $1.6 million. The EET rate recovers the forecasted revenue requirements for the upcoming EET year of October 2016 to September 2017. The requested revenue decrease is the result of the investments associated with SJG's original EEPs, approved by the BPU in 2009, and its EEP extension, approved by the BPU in 2013, which ended in July 2013 and August 2015, respectively. The revenue requirements associated with these prior investments decreases over time as they are amortized. This petition was approved in October 2016.

In September 2016, the BPU approved an increase in annual revenues from base rates of $3.9 million, including taxes, to reflect the roll-in of $33.7 million of investments made from July 1, 2015 through June 30, 2016 under SJG’s Storm Hardening and Reliability Program (SHARP), with rates effective as of October 1, 2016.

Also in September 2016, the BPU approved a $0.6 million net decrease in annual revenues to be implemented on October 1, 2016, comprised of a $47.1 million decrease in BGSS revenues and a $46.5 million increase in Conservation Incentive Program (CIP) revenues, both including taxes. The level of BGSS revenues requested in annual BGSS filings is based on forecasted gas costs and customer usage information for the upcoming BGSS/CIP year, which runs from October 1, 2016 to September 30, 2017. SJG’s request for a decrease of BGSS revenues was caused primarily by decreases in forecasted gas commodity costs for the upcoming BGSS/CIP year. The level of CIP revenues requested in annual CIP filings is based on historical customer usage information, comparing prior CIP year customer usage to normal customer usage. SJG’s request for an increase in CIP revenues was primarily due to lower than normal customer usage caused by weather that was 16.4% warmer than normal during the 2015- 2016 winter.

Additionally, in September 2016, the BPU approved the statewide Universal Service Fund (USF) budget of $56.0 million for all the State’s gas utilities. SJG’s portion of the total budget is approximately $5.6 million. Effective October 1, 2016, the BPU approved a $1.1 million increase in SJG’s USF recoveries.

The BGSS, CIP and USF approvals discussed above do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or the return of previously under-recovered costs associated with each respective mechanism.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2016	December 31, 2015
Environmental Remediation Costs:
Expended - Net	$57,100	$42,032
Liability for Future Expenditures	160,587	123,194
Deferred Asset Retirement Obligation Costs	42,768	42,430
Deferred Pension and Other Postretirement Benefit Costs	79,779	79,779
Deferred Gas Costs - Net	—	2,701
Conservation Incentive Program Receivable	23,485	2,624
Deferred Interest Rate Contracts	10,346	7,631
Energy Efficiency Tracker	—	496
Pipeline Supplier Service Charges	2,527	3,776
Pipeline Integrity Cost	4,595	4,596
AFUDC - Equity Related Deferrals	12,357	11,423
Other Regulatory Assets	3,527	2,752

Total Regulatory Assets	$397,071	$323,434

ENVIRONMENTAL REMEDIATION COSTS - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" and "Deferred Credits and Other Noncurrent Liabilities." The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2015 is a result of expenditures made during the first nine months of 2016 and an increase in the expected future expenditures for remediation activities, primarily due to an increase in the scope of the remediation at a site related to additional contamination being discovered.

DEFERRED GAS COSTS - NET - See discussion under "Deferred Revenues - Net" below.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the 2015 - 2016 winter season and during the first nine months of 2016, resulting in an increase in the receivable. This is primarily the result of warm weather experienced in the region.

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2016	December 31, 2015
Excess Plant Removal Costs	$30,324	$32,644
Deferred Revenues - Net	14,418	—
Societal Benefit Costs	5,907	10,197
Energy Efficiency Tracker	401	—

Total Regulatory Liabilities	$51,050	$42,841

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS changed from a $2.7 million regulatory asset at December 31, 2015 to a $14.4 million regulatory liability at September 30, 2016, primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity.

ENERGY EFFICIENCY TRACKER (EET) - This regulatory liability primarily represents energy efficiency measures installed in customer homes and businesses. The change from a $0.5 million regulatory asset at December 31, 2015 to a $0.4 million regulatory liability at September 30, 2016 is due to recoveries being greater than the cost of, and allowed return on, investments in the EEP's. In February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s EET (see Note 7).

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2016 and 2015, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service Cost	$1,210	$1,334	$3,632	$4,003
Interest Cost	3,031	2,792	9,094	8,376
Expected Return on Plan Assets	(3,377)	(3,697)	(10,131)	(11,092)
Amortizations:
Prior Service Cost	53	53	158	159
Actuarial Loss	2,349	2,652	7,046	7,956
Net Periodic Benefit Cost	3,266	3,134	9,799	9,402
Capitalized Benefit Cost	(1,251)	(1,216)	(3,651)	(3,649)
Deferred Benefit Cost	(161)	(341)	(484)	(666)
Total Net Periodic Benefit Expense	$1,854	$1,577	$5,664	$5,087

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service Cost	$213	$279	$638	$837
Interest Cost	654	743	1,961	2,230
Expected Return on Plan Assets	(776)	(748)	(2,328)	(2,245)
Amortizations:
Prior Service Cost	(86)	152	(258)	456
Actuarial Loss	277	336	832	1,007
Net Periodic Benefit Cost	282	762	845	2,285
Capitalized Benefit Cost	(73)	(264)	(219)	(792)
Deferred Benefit Cost	—	(89)	—	(168)
Total Net Periodic Benefit Expense	$209	$409	$626	$1,325

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to SJG's deferral of incremental expense associated with the adoption of new mortality tables effective December 31, 2014 and 2015. Deferred benefit costs are expected to be recovered through rates as part of SJG's next base rate case.

SJI contributed $15.0 million to the pension plans in January 2015. No contributions were made to the pension plans during the nine months ended September 30, 2016. SJI does not expect to make any contributions to the pension plans in 2016; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $2.3 million in 2016. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to SJI’s pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2016 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$81,800	(A)	$118,200	May 2018
Uncommitted Bank Line	10,000	—		10,000	August 2017

Total SJG	210,000	81,800		128,200

SJI:

Revolving Credit Facilities	450,000	152,000	(B)	298,000	Various	(C)

Total SJI	450,000	152,000		298,000

Total	$660,000	$233,800		$426,200

(A) Includes letters of credit outstanding in the amount of $0.8 million.

(B) Includes letters of credit outstanding in the amount of $2.8 million.

(C) In September 2016, the Company entered into an unsecured $50.0 million, 364-day revolving credit agreement. The agreement matures September 2017, at which time the principal and any accrued but unpaid interest must be paid. At the annual request of the Company, but on not more than two occasions, the credit agreement may be extended for an additional period of 364 days. The 364-day revolving facility bears interest at a variable base rate or a variable London Interbank Offered Rate (LIBOR), at the Company’s election.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.28% and 1.03% at September 30, 2016 and 2015, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2016 and 2015 were $336.5 million and $310.8 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2016 and 2015 were $467.7 million and $432.4 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of September 30, 2016.

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

As of September 30, 2016, SJI had issued $5.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% of our workforce at September 30, 2016. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2017. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

STANDBY LETTERS OF CREDIT — As of September 30, 2016, SJI provided $2.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company has also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

PENDING LITIGATION — The Company is subject to claims arising in the ordinary course of business and other legal proceedings.  The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

The Company is currently involved in a pricing dispute related to two long-term gas supply contracts whereby the Company had sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier countersued the Company claiming it is owed an amount which we extrapolate to be $14.3 million from SJG and $37.2 million from SJRG, plus interest, through September 30, 2016. We believe any monies received or paid associated with the SJG claims would be passed along to SJG's customers through adjusted rates.

The Company is also involved in a dispute related to a three-year capacity management contract with a counterparty whereby the Company is the manager. The counterparty is claiming that it is owed approximately $10.0 million plus interest from SJRG under a sharing credit within the contract.
Liabilities related to these claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. The Company has accrued approximately $3.1 million and $3.2 million related to all of these claims in the aggregate as of September 30, 2016 and December 31, 2015, respectively. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance regarding the outcome of litigation.

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

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of September 30, 2016, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 62.9 MMdts (1 MMdts = one million decatherms) of expected future purchases of natural gas, 65.0 MMdts of expected future sales of natural gas, 2.1 MMmwh (1 MMmwh = one million megawatt hours) of expected future purchases of electricity and 2.0 MMmwh of expected future sales of electricity. In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 126.1 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

As of September 30, 2016, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$12,500,000	3.530%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$53,780	$66,906	$83,093	$90,708
Derivatives – Energy Related – Non-Current	11,566	7,841	16,238	21,697
Interest rate contracts:
Derivatives - Other - Current	—	939	—	—
Derivatives - Other - Noncurrent	—	13,157	—	10,943
Total derivatives not designated as hedging instruments under GAAP	$65,346	$88,843	$99,331	$123,348

Total Derivatives	$65,346	$88,843	$99,331	$123,348

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed consolidated balance sheets.

As of September 30, 2016 and December 31, 2015, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$65,346	$—	$65,346	$(19,902)	(A)	$—	$45,444
Derivatives - Energy Related Liabilities	$(74,747)	$—	$(74,747)	$19,902	(B)	$18,448	$(36,397)
Derivatives - Other	$(14,096)	$—	$(14,096)	$—		$—	$(14,096)

As of December 31, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$99,331	$—	$99,331	$(35,491)	(A)	$—	$63,840
Derivatives - Energy Related Liabilities	$(112,405)	$—	$(112,405)	$35,491	(B)	$23,045	$(53,869)
Derivatives - Other	$(10,943)	$—	$(10,943)	$—		$—	$(10,943)

(A) The balances at September 30, 2016 and December 31, 2015 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2016 and December 31, 2015 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2016	2015	2016	2015
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—	$—
Losses reclassified from AOCL into income (a)	$(82)	$(93)	$(250)	$(303)
Gains (losses) recognized in income on ineffective portion (a)	$—	$—	$—	$—

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2016	2015	2016	2015
Gains (losses) on energy-related commodity contracts (a)	$9,003	$(11,992)	$6,287	$(4,014)
Gains (losses) on interest rate contracts (b)	218	(435)	(438)	(192)

Total	$9,221	$(12,427)	$5,849	$(4,206)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

A net realized gain of $0.9 million and a net realized loss of $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and a net realized loss of $3.5 million and $6.4 million for the nine months ended September 30, 2016 and 2015, respectively, associated with SJG's energy-related financial commodity contracts are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2016, is $17.8 million.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2016, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $15.9 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$15,604	$3,099	$12,505	$—
Derivatives – Energy Related Assets (B)	65,346	11,239	10,643	43,464
	$80,950	$14,338	$23,148	$43,464

Liabilities

Derivatives – Energy Related Liabilities (B)	$74,747	$13,409	$25,759	$35,579
Derivatives – Other (C)	14,096	—	14,096	—
	$88,843	$13,409	$39,855	$35,579

As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$14,810	$2,925	$11,885	$—
Derivatives – Energy Related Assets (B)	99,331	16,006	24,730	58,595
	$114,141	$18,931	$36,615	$58,595

Liabilities

Derivatives – Energy Related Liabilities (B)	$112,405	$42,170	$11,008	$59,227
Derivatives – Other (C)	10,943	—	10,943	—
	$123,348	$42,170	$21,951	$59,227

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at September 30, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$27,534	$21,753	Discounted Cash Flow	Forward price (per dt)	$0.71 - $9.27 [$2.07]	(A)
Forward Contract - Electric	$15,930	$13,826	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.43% - 100.00% [56.05%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 78.57% [43.95%]	(B)

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$29,459	$31,733	Discounted Cash Flow	Forward price (per dt)	$(0.77) - $10.00 [$2.15]	(A)
Forward Contract - Electric	$29,136	$27,494	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.47% - 100.00% [56.20%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.53% [43.80%]	(B)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2016 and 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Balance at beginning of period	$(2,096)	$(632)
Other changes in fair value from continuing and new contracts, net	10,404	8,346
Settlements	(423)	171

Balance at end of period	$7,885	$7,885

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$(2,544)	$(5,608)
Other changes in fair value from continuing and new contracts, net	(10,725)	(12,787)
Transfers in/(out) of Level 3 (A)	—	2,054
Settlements	(1,396)	1,676

Balance at end of period	$(14,665)	$(14,665)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the nine months ended September 30, 2015, $2.1 million of net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data.

Total gains included in earnings for the three and nine months ended September 30, 2016 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of September 30, 2016, are $10.4 million and $8.3 million, respectively.  These gains are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2016, the Company paid $12.7 million to retire outstanding debt for ACB.

In January 2016, SJG issued $61.0 million of long-term debt at an average interest rate of 1.37% under a $200.0 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of September 30, 2016 is $200.0 million, which is classified in current portion of long-term debt on the condensed consolidated balance sheets as it is due within one year. SJG is evaluating alternatives, including refinancing or renewing the facility.

As of June 30, 2016, $16.0 million of aggregate principal amount of 2.71% Senior Notes, due June 2017, were reclassified to current portion of long-term debt on the condensed consolidated balance sheets. At this time, the Company plans to pay off this debt at maturity.

In July 2016, SJG retired $17.0 million of 4.60% Medium Term Notes (MTN's) at maturity.

In August 2016, SJG retired $10.0 million of 5.437% MTN's at maturity.

In August 2016, the Company paid an aggregate $8.3 million to retire outstanding long-term debt for ACLE, SCLE and SXLE.

The Company did not issue or retire any other long-term debt during the nine months ended September 30, 2016.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following tables summarize the changes in accumulated other comprehensive loss (AOCL) for the three and nine months ended September 30, 2016 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at July 1, 2016 (a)	$(22,145)	$(2,029)	$(24)	$(97)	$(24,295)
Other comprehensive income before reclassifications	—	—	167	—	167
Amounts reclassified from AOCL (b)	—	49	(13)	—	36
Net current period other comprehensive income	—	49	154	—	203
Balance at September 30, 2016 (a)	$(22,145)	$(1,980)	$130	$(97)	$(24,092)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2016 (a)	$(22,145)	$(2,129)	$(128)	$(97)	$(24,499)
Other comprehensive income before reclassifications	—	—	304	—	304
Amounts reclassified from AOCL (b)	—	149	(46)	—	103
Net current period other comprehensive income	—	149	258	—	407
Balance at September 30, 2016 (a)	$(22,145)	$(1,980)	$130	$(97)	$(24,092)

(a) Determined using a combined average statutory tax rate of 40%.

(b) See table below.

The following table provides details about reclassifications out of AOCL for the three and nine months ended September 30, 2016:

	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$82	$250	Interest Charges
Income Taxes	(33)	(101)	Income Taxes (a)
	$49	$149

Unrealized Gain on Available-for-Sale Securities	$(24)	$(84)	Other Income
Income Taxes	11	38	Income Taxes (a)
	$(13)	$(46)

Losses from reclassifications for the period net of tax	$36	$103

(a) Determined using a combined average statutory tax rate of 40%.

16.	SUBSEQUENT EVENT:

In October 2016, the BPU approved SJG’s request to extend its AIRP for a five-year period commencing October 1, 2016 and ending September 30, 2021, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services (AIRP II). Cost recovery of AIRP II investments, including a return on SJG’s investments, will be accomplished through annual base rate adjustments that will occur on October 1st of each year of the program. The BPU also approved an increase in annual revenues from base rates of $11.0 million, including taxes, to reflect the roll-in of the remaining $74.5 million of prior AIRP investments, made from the time of SJG’s last base rate case through the end of the first AIRP program, that were not yet reflected in rates. These rates will be effective as of December 1, 2016.

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

•
Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP), which services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

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

SJI's net income for the three months ended September 30, 2016 increased $22.3 million to $9.6 million compared with the same period in 2015, primarily as a result of the following:

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2016 increased $12.3 million to $5.0 million, primarily due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

•	The net income contribution from on-site energy production at Marina for the three months ended September 30, 2016 increased $8.3 million to $8.6 million. This was primarily due to the following:

◦
$5.1 million increase due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on solar renewable energy credits (SRECs) compared to the previous year, as discussed in "Gross Margin - Energy Services" below.

◦	$3.2 million increase due to a settlement at Marina in 2016 (see in Note 5 to the condensed consolidated financial statements).

•
The net income contribution from retail gas and electric operations at SJE for the three months ended September 30, 2016 increased $1.5 million to a net loss of $0.8 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below.

SJI's net income for the nine months ended September 30, 2016 increased $18.7 million to $72.9 million compared with the same period in 2015, primarily as a result of the following:

•
The net income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2016 increased $7.5 million to $9.6 million. This was primarily due to an approximately $6.2 million increase related to additional capacity and increased storage volumes sold, as discussed under "Gross Margin - Energy Group" below, along with an approximately $1.3 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

•	The net income contribution from on-site energy production at Marina for the nine months ended September 30, 2016 increased $6.1 million to $12.3 million, primarily due to the following:

◦
$8.7 million increase due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in 2015 (see Note 5 to the condensed consolidated financial statements).

◦
$6.9 million increase due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$4.5 million increase due to a settlement at Marina in 2016 (see in Note 5 to the condensed consolidated financial statements).

◦
$14.0 million decrease due to a projected decrease in the investment tax credits available on renewable energy facilities, as compared to the same period in 2015. This reduction is consistent with the Company's previously announced strategy of substantially reducing solar development in 2016.

•
The net income contribution from retail gas and electric operations at SJE for the nine months ended September 30, 2016 increased $4.3 million to $4.4 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below.

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

As a result, management also uses the non-generally accepted accounting principles (non-GAAP) financial measures of Economic Earnings and Economic Earnings per share when evaluating the results of operations for its nonutility operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of liquidity or financial performance.

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions; (b) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the three and nine months ended September 30, 2016 and 2015, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012, an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

•
For the nine months ended September 30, 2015, Economic Earnings includes a pre-tax loss of $2.5 million from affiliated companies that, in the periods prior to the second quarter of 2015, were not included in Economic Earnings. These adjustments are the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). In the periods prior to the second quarter of 2015, this charge was excluded from Economic Earnings until the total economic impact of the proceedings was realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings for the nine months ended September 30, 2015.

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

Economic Earnings for the three months ended September 30, 2016 increased $8.9 million to $3.9 million compared with the same period in 2015, primarily as a result of the following:

•	The income contribution from on-site energy production at Marina for the three months ended September 30, 2016 increased $7.9 million to $8.5 million, primarily due to the following:

◦
$4.7 million increase due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on solar renewable energy credits (SRECs) compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$3.2 million increase due to a settlement at Marina in 2016 (see in Note 5 to the condensed consolidated financial statements).

Economic Earnings for the nine months ended September 30, 2016 increased $13.9 million to $69.6 million compared with the same period in 2015 primarily as a result of the following:

•	The income contribution from on-site energy production at Marina for the nine months ended September 30, 2016 increased $7.8 million to $12.6 million primarily due to the following:

◦
$11.1 million increase due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in 2015 (see Note 5 to the condensed consolidated financial statements),

◦
$6.2 million increase due to several new renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$4.5 million increase due to a settlement at Marina in 2016 (see in Note 5 to the condensed consolidated financial statements)

◦
$14.0 million decrease due to a projected decrease in the investment tax credits available on renewable energy facilities as compared to the same period in 2015. This reduction is consistent with the Company's previously announced strategy of substantially reducing solar development in 2016.

•
The income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2016 increased $6.2 million to $9.0 million primarily due to additional capacity along with increased storage volumes sold as discussed under "Gross Margin - Energy Group" below.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (Loss) from Continuing Operations	$9,664	$(12,532)	$73,053	$54,662
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives*	(9,459)	12,600	(5,548)	4,449
Realized (Gains) Losses on Inventory Injection Hedges*	(39)	24	(12)	87
Net Loss from Affiliated Companies (A)*	—	—	—	(2,540)
Other (B)*	(41)	(41)	(124)	(124)
Income Taxes (C)	3,816	(5,033)	2,273	(749)
Economic Earnings	$3,941	$(4,982)	$69,642	$55,785

Earnings per Share from Continuing Operations	$0.12	$(0.18)	$0.97	$0.80
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives*	(0.12)	0.18	(0.08)	0.07
Net Loss from Affiliated Companies (A)*	—	—	—	(0.04)
Income Taxes (C)	0.05	(0.07)	0.03	(0.01)
Economic Earnings per Share	$0.05	$(0.07)	$0.92	$0.82

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains (losses) on energy related commodity contracts	$9,003	$(11,992)	$6,287	$(4,014)
Gains (losses) on interest rate contracts	218	(435)	(438)	(192)
Total before income taxes	9,221	(12,427)	5,849	(4,206)
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, before taxes*	238	(173)	(301)	(243)
Total unrealized mark-to-market gains (losses) on derivatives*	9,459	(12,600)	5,548	(4,449)
Realized gains (losses) on inventory injection hedges*	39	(24)	12	(87)
Net Loss from Affiliated Companies (A)*	—	—	—	2,540
Other (B)*	41	41	124	124
Income taxes (C)	(3,816)	5,033	(2,273)	749
Total reconciling items between income (losses) from continuing operations and economic earnings	$5,723	$(7,550)	$3,411	$(1,123)

* Certain reclassifications have been made to the prior period numbers in these tables to conform to the current period presentation. The prior period numbers in these line items have been adjusted to be presented before income taxes.

(A) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 5 to the condensed consolidated financial statements). In the periods prior to the second quarter of 2015, this charge was excluded from Economic Earnings until the total economic impact of the proceedings was realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings for the nine months ended September 30, 2015.

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

The following tables summarize the composition of selected gas utility operations data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Utility Throughput – decatherms (dt):
Firm Sales -
Residential	1,320	1,499	15,490	18,788
Commercial	470	593	3,557	4,944
Industrial	17	113	225	378
Cogeneration & Electric Generation	533	781	1,230	1,277
Firm Transportation -
Residential	118	141	1,394	1,933
Commercial	795	920	5,056	5,292
Industrial	2,742	2,760	8,726	8,777
Cogeneration & Electric Generation	2,892	1,840	5,732	4,918

Total Firm Throughput	8,887	8,647	41,410	46,307

Interruptible Sales	—	—	2	20
Interruptible Transportation	237	346	837	998
Off-System Sales	3,428	2,031	11,200	8,652
Capacity Release	19,278	16,018	53,176	45,008

Total Throughput - Utility	31,830	27,042	106,625	100,985

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Utility Operating Revenues:
Firm Sales -
Residential	$28,010	$25,986	$180,508	$238,571
Commercial	7,740	7,616	38,465	54,726
Industrial	309	1,032	2,118	4,154
Cogeneration & Electric Generation	1,923	2,619	4,104	4,907
Firm Transportation -
Residential	1,483	1,533	10,114	12,360
Commercial	4,081	4,292	22,666	22,769
Industrial	4,814	5,888	15,032	17,488
Cogeneration & Electric Generation	992	947	3,364	3,943

Total Firm Revenues	49,352	49,913	276,371	358,918

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interruptible Sales	—	—	18	298
Interruptible Transportation	165	312	652	1,076
Off-System Sales	9,999	5,586	31,077	35,682
Capacity Release	2,230	2,460	9,611	5,118
Other	279	363	824	1,012
	62,025	58,634	318,553	402,104
Less: Intercompany Sales	(1,042)	(1,127)	(5,628)	(2,772)
Total Utility Operating Revenues	60,983	57,507	312,925	399,332
Less:
Cost of Sales - Utility (Excluding depreciation)	25,353	21,808	110,067	191,683
Conservation Recoveries*	731	1,648	7,864	18,772
RAC Recoveries*	2,298	2,281	6,893	6,842
EET Recoveries*	578	769	2,086	2,816
Revenue Taxes	159	164	697	952
Utility Margin**	$31,864	$30,837	$185,318	$178,267

Margin:
Residential	$16,913	$17,628	$114,674	$131,731
Commercial and Industrial	10,706	11,631	50,730	56,613
Cogeneration and Electric Generation	1,256	1,270	3,725	3,650
Interruptible	11	19	53	103
Off-System Sales & Capacity Release	796	670	3,227	2,748
Other Revenues	790	889	1,808	2,144
Margin Before Weather Normalization & Decoupling	30,472	32,107	174,217	196,989
CIP Mechanism	503	(1,822)	8,435	(20,218)
EET Mechanism	889	552	2,666	1,496
Utility Margin**	$31,864	$30,837	$185,318	$178,267

Degree Days:	14	3	2,810	3,343

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Throughput - Gas Utility Operations -Total gas throughput increased by 4.8 MMdts and 5.6 MMdts during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to increases in capacity release in both periods in 2016. The increases in capacity release volume are primarily related to specific releases made of Columbia pipeline capacity that did not occur in the same periods in 2015. An increase in third-party supplier deliveries on Columbia pipeline to SJG’s system freed up capacity at SJG and allowed for additional capacity release of 3.3 MMdts and 8.2 MMdts during the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in 2015. Off-System Sales (OSS) volume also increased 1.4 MMdts and 2.5 MMdts during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to increased opportunity to supply natural gas to gas-fired power generation facilities during the summer months of 2016.

Total firm throughput was relatively unchanged during the three months ended September 30, 2016, compared with the same period in 2015. Total firm throughput decreased 4.9 MMdts, or 10.6%, for the nine months ended September 30, 2016, compared to the same period in 2015. The primary reason for the decrease was unseasonably warm weather that was 16.0% warmer during the first nine months of 2016, compared to the same period in 2015. The negative impact of weather on firm throughput was partially offset by the addition of 4,830 customers, a 1.3% increase over the last twelve months.

Conservation Incentive Program (CIP) - Gas Utility Operations - The effects of the CIP on net income of the gas utility operations for the three and nine months ended September 30, 2016 and 2015 and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income Impact:
CIP – Weather Related	$—	$—	$2.9	$(7.3)
CIP – Usage Related	0.3	(1.1)	2.1	(4.7)
Total Net Income Impact	$0.3	$(1.1)	$5.0	$(12.0)

Weather Compared to 20-Year Average	n/a	n/a	7.1% Warmer	14.7% Colder
Weather Compared to Prior Year	n/a	n/a	15.9% Warmer	1.7% Colder

Operating Revenues - Gas Utility Operations - Revenues increased $3.5 million, or 6.1%, during the three months ended September 30, 2016, compared with the same period in 2015, after eliminating intercompany transactions. Total firm revenue was relatively unchanged during the three months ended September 30, 2016, compared with the same period in 2015.

The increase in OSS volume, discussed above under "Throughput - Gas Utility Operations," coupled with a 6% increase in unit prices, resulted in a corresponding increase in revenue during the nine months ended September 30, 2016, compared with the same period in 2015. While capacity release throughput increased significantly during the third quarter, lower unit prices prevailed in the market, which netted to a slight revenue decrease in the third quarter of 2016, compared with the same period last year. The impact of changes in OSS and capacity release activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS and capacity release can be seen in the “Margin” table above.

Revenues decreased $86.4 million, or 21.6%, during the nine months ended September 30, 2016, compared with the same period in 2015 after eliminating intercompany transactions. Total firm revenue was $82.5 million lower during the nine months ended September 30, 2016 compared to the same period in the prior year, due to several factors. Firm throughput was significantly lower during the first nine months of 2016, compared to the same period in the prior year, as discussed above under “Throughput - Gas Utility Operations.” The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through its Basic Gas Supply Service (BGSS) mechanism by $44.2 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 by 18.6%, further reducing revenue by $25.9 million during the first nine months of 2016. Finally, SJG provided a $20.0 million BGSS bill credit to its residential and small commercial customers in January 2016, of which $18.7 million reduced revenue for the first nine months of 2016, after consideration for sales tax. While changes in natural gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability.

Despite the increase in OSS discussed above under "Throughput - Gas Utility Operations," a 33% reduction in unit prices resulted in a net decrease of $4.6 million in OSS revenues during the nine months ended September 30, 2016 compared with the same period in 2015. Capacity release revenue increased $4.5 million as a result of specific releases to Transco Zone 5 at a relatively high value, which primarily occurred during the first quarter of 2016. However, as previously discussed, the impact of changes in OSS and capacity release activity does not have a material impact on the earnings of SJG.

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $65.0 million, or 102.1%, to $128.6 million, and increased $71.7 million, or 28.5%, to $323.2 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $0.3 million, or 2.5%, and $5.0 million, or 7.4%, for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(2.6) million and $(8.1) million, revenues decreased $2.9 million, or 18.0%, and $13.1 million, or 18.5%, for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

A summary of SJE's retail gas revenue is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
SJE Retail Gas Revenue	$11.5	$11.8	$(0.3)	$62.6	$67.6	$(5.0)
Add: Unrealized Losses (Subtract: Unrealized Gains)	1.7	4.3	(2.6)	(4.8)	3.3	(8.1)
SJE Retail Gas Revenue, Excluding Unrealized Losses (Gains)	$13.2	$16.1	$(2.9)	$57.8	$70.9	$(13.1)

The decrease in revenues for the three months ended September 30, 2016 compared with the same period in 2015 was mainly due to an 8.8% decrease in sales volumes, partially offset by a 2.0% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price. The decrease in revenues for the nine months ended September 30, 2016 compared with the same period in 2015 was mainly due to an 18.0% decrease in the average monthly NYMEX settle price.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $6.7 million, or 15.7%, and $23.2 million, or 21.8%, for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.6 million and $(0.2) million, revenues increased $7.3 million, or 17.2%, and $23.0 million, or 21.7%, for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
SJE Retail Electric Revenue	$49.3	$42.6	$6.7	$129.5	$106.3	$23.2
Add: Unrealized Losses (Subtract: Unrealized Gains)	0.4	(0.2)	0.6	(0.5)	(0.3)	(0.2)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$49.7	$42.4	$7.3	$129.0	$106.0	$23.0

The increase in revenues from retail electric operations at SJE, as defined above, for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, was mainly due to a 13.5% and 18.6% increase, respectively, in sales volumes, partially offset by a 32.6% and 26.2% decrease, respectively, in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $58.6 million and $54.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(18.8) million and $(2.0) million, revenues from the wholesale energy operations at SJRG increased $39.8 million and $52.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
SJRG Revenue	$67.9	$9.3	$58.6	$131.6	$77.5	$54.1
Add: Unrealized Losses (Subtract: Unrealized Gains)	(11.0)	7.8	(18.8)	(1.0)	1.0	(2.0)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	—	—	—	0.1	0.1	—
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$56.9	$17.1	$39.8	$130.7	$78.6	$52.1

The increase in revenues from the wholesale energy operations at SJRG, as defined above, for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, was primarily due to revenues earned on gas supply contracts with two electric generation facilities, along with additional capacity and an 85.1% and 24.2% increase, respectively, in storage volumes sold. The nine month comparative period increase was partially offset by an18.0% decrease in the average monthly NYMEX settle price. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $9.6 million, or 48.0%, to $29.5 million and $19.5 million, or 38.3%, to $70.4 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $10.0 million, or 57.0%, to $27.7 million and $21.1 million, or 48.4%, to $64.7 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. These increases were primarily due to higher prices on SREC's compared to the previous periods, an increase in SRECs transferred due to new solar projects and the revenues earned at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements). Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $3.1 million, or 20.5%, to $18.4 million and $11.2 million, or 38.8%, to $40.0 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

SRECs represent the renewable energy attribute of the solar electricity generated, which can be sold to customers. Marina does not recognize revenue, or the related margin, until the SREC is certified and transferred to the customer’s electronic account. Customers may purchase SRECs to comply with solar requirements under various state renewable energy regulations. Approximately 77% of Marina’s solar production is in New Jersey.

Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts. The hedged percentage of projected SREC production related to in-service assets in New Jersey is 94% and 56% for energy years ending May 31, 2017 and 2018, respectively.

Installed capacity was 194 MW and 130 MW at September 30, 2016 and 2015, respectively.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

Margin - Gas Utility Operations - Total margin increased $1.0 million, or 3.3%, and $7.0 million, or 4.0%, for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The rolling into base rates of Storm Hardening and Reliability Program (SHARP) investments of approximately $36.6 million on October 1, 2015 contributed approximately $0.6 million and $3.4 million of additional margin for the three and nine months ended September 30, 2016, respectively, compared with the same period in 2015. In addition, SJG added 4,830 customers over the 12-month period ended September 30, 2016, contributing approximately $0.3 million and $3.0 million in additional margin during the three and nine months ended September 30, 2016, compared with the same periods of 2015, respectively.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables as previously disclosed, the CIP mechanism protected margin by $0.5 million, or $0.3 million after taxes, for the three months ended September 30, 2016, primarily due to lower customer usage related to energy conservation. For the three months ended September 30, 2015, the CIP mechanism reduced margin by $1.8 million, or $1.1 million after taxes, primarily due to higher customer usage. The CIP mechanism protected $8.4 million, or $5.0 million after taxes, of margin for the nine months ended September 30, 2016 that would have been lost due to weather that was warmer than average and lower customer usage. The CIP mechanism reduced margin by $20.2 million, or $12.0 million after taxes, for the nine months ended September 30, 2015, primarily due to weather that was colder than normal.

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

Gross Margin - Energy Group - Combined gross margins for Energy Group increased $23.3 million to $13.3 million and $20.9 million to $41.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations increased $3.0 million to a loss of $0.5 million and $6.8 million to $9.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(2.6) million and $(8.1) million, gross margin increased $0.4 million and decreased $1.3 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The three-month comparative period change was not significant. The nine-month comparative period decrease is primarily due to warmer weather conditions in the first quarter of 2016 compared with the same period in 2015. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

•
Gross margin from SJE’s retail electric operations decreased $0.1 million to $2.0 million and increased $1.8 million to $6.5 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.6 million and $(0.2) million, gross margin increased $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. These increases are mainly due to increased sales volumes as discussed in "Operating Revenues - Energy Group" above. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

•
Gross margin from the wholesale energy operations at SJRG increased $20.4 million to $11.8 million and $12.3 million to $25.6 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(18.8) million and $(2.0) million, gross margin for the wholesale energy operations at SJRG increased $1.6 million and $10.3 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. These increases were primarily due to additional capacity and increases in storage volumes sold as discussed in "Operating Revenues - Energy Group" above.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of September 30, 2016, the wholesale energy operations had 7.9 Bcf of storage and 295,264 dts/day of transportation under contract.

Gross Margin - Energy Services - Combined gross margins for Energy Services increased $10.9 million to $27.2 million and $26.1 million to $68.2 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $11.0 million to $26.1 million and $26.5 million to $65.2 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Gross margin as a percentage of Operating Revenues increased 8.9 and 12.1 percentage points for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. These increases are primarily due to several new higher margin renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year. Also contributing to the increase were margins earned at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements).

•	Gross margin from appliance service operations at SJESP did not change significantly for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

Operating Expenses - A summary of net changes in operations expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2016 vs. 2015	Nine Months Ended September 30, 2016 vs. 2015
Gas Utility Operations	$(1,426)	$(10,129)
Nonutility:
Energy Group:
Wholesale Energy Operations	601	623
Retail Gas and Other Operations	260	474
Retail Electric Operations	109	382
Subtotal Energy Group	970	1,479
Energy Services:
On-Site Energy Production	1,764	9,169
Appliance Service Operations	(199)	(545)
Subtotal Energy Services	1,565	8,624
Total Nonutility	2,535	10,103
Intercompany Eliminations and Other	537	1,056
Total Operations Expense	$1,646	$1,030

Operations - Gas utility operations expense decreased $1.4 million and $10.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.  The decreases primarily resulted from the operation of SJG's New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three and nine months ended September 30, 2016, compared with the same periods in the prior year. This was due to a reduction in the approved rates used to recover such costs, as well as lower recoveries resulting from warmer weather primarily during the first quarter of 2016, as previously discussed under "Throughput-Gas Utility Operations" above.

Nonutility operations expense increased $2.5 million and $10.1 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, primarily due to operating expenses incurred at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements) along with operating expenses at several new renewable energy projects that began operations over the past twelve months. Also contributing to the increase is additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - The change in maintenance expense for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, was not significant.

Depreciation - Depreciation increased $4.7 million and $13.4 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, primarily due to depreciation incurred at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the condensed consolidated financial statements), along with increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, was not significant.

Other Income and Expense - The change in other income and expense for the three months ended September 30, 2016 compared with the same period in 2015 was not significant. Other income increased $1.3 million for the nine months ended September 30, 2016 compared with the same period in 2015 primarily due to a settlement at Marina in the second quarter of 2016 as discussed in Note 5 to the condensed consolidated financial statements.

Interest Charges – Interest charges decreased $0.8 million for the three months ended September 30, 2016 compared with the same period in 2015 primarily due to higher capitalization of interest costs on construction during 2016. This was a result of accumulating capital investments under the Company's Accelerated Infrastructure Replacement Program (AIRP). AIRP investments are approved by the New Jersey Board of Public Utilities (BPU) to accrue interest on construction until such time they are rolled into base rates. Interest charges increased $0.6 million for the nine months ended September 30, 2016 compared with the same period in 2015 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, partially offset by higher capitalization of interest costs as discussed above.

Income Taxes – Income taxes changed from an $11.0 million benefit for the three months ended September 30, 2015 to a $2.8 million expense for the three months ended September 30, 2016 primarily due to income before income taxes earned during the three months ended September 30, 2016 compared to a loss in the prior period, along with a higher effective tax rate due to a projected decrease in the investment tax credits available on renewable energy facilities at Marina. Income tax expense increased $32.5 million for the nine months ended September 30, 2016 compared with the same period in 2015 primarily due to higher income before income taxes along with a higher effective tax rate due to a projected decrease in the investment tax credits available on renewable energy facilities at Marina.

Equity in Earnings (Losses) of Affiliated Companies – Equity in earnings of affiliated companies increased $7.6 million and $23.0 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The three month comparative period increase is primarily due to a settlement at Marina in the third quarter of 2016 as discussed in Note 5 to the condensed consolidated financial statements. The nine month comparative period increase is primarily due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in the second quarter of 2015, along with a settlement at Marina in the third quarter of 2016 (see Note 5 to the condensed consolidated financial statements).

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $196.4 million and $151.9 million in the first nine months of 2016 and 2015, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first nine months of 2016 produced more net cash than the same period in 2015, primarily due to improvements in working capital as a result of lower payments for gas purchases driven by warmer weather experienced during the first quarter of 2016. Also, SJI did not make a pension payment in 2016. In 2015, SJI made a $15.0 million pension contribution as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of its pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first nine months of 2016 and 2015 amounted to $179.1 million and $240.9 million, respectively. We estimate the net cash outflows for investing activities for fiscal years 2016, 2017 and 2018 at SJI to be approximately $292.2 million,$302.2 million and $416.9 million, respectively. The high level of investing activities for 2016, 2017 and 2018 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are potential SJI Midstream investments in 2016 through 2018 and limited solar projects at Marina in 2016. The Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, the Company may refinance the short-term debt with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by the Company decreased by $10.5 million in the first nine months of 2016, compared with a decrease of $22.9 million in the same period of 2015.

During the first nine months of 2016 and 2015, the Company made net investments in unconsolidated affiliates of $2.2 million and $4.4 million, respectively.

In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The note included interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively.  In July 2016, the note was repaid in full, including interest.

In September 2016, SJG placed $8.3 million in an escrow account to construct SJG's building in Atlantic City, New Jersey. The money is restricted until the final contracts are approved, at which time the money will be released for use in constructing SJG's building.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of September 30, 2016 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$81,800	(A)	$118,200	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2017

Total SJG	210,000	81,800		128,200

SJI:

Revolving Credit Facilities	450,000	152,000	(B)	298,000	Various	(C)

Total SJI	450,000	152,000		298,000

Total	$660,000	$233,800		$426,200

(A) Includes letters of credit outstanding in the amount of $0.8 million.

(B) Includes letters of credit outstanding in the amount of $2.8 million.

(C) In September 2016, the Company entered into an unsecured $50.0 million, 364-day revolving credit agreement. The agreement matures September 2017, at which time the principal and any accrued but unpaid interest must be paid. At the annual request of the Company, but on not more than two occasions, the credit agreement may be extended for an additional period of 364 days. The 364-day revolving facility bears interest at a variable base rate or a variable London Interbank Offered Rate (“LIBOR”), at the Company’s election.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2016. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.28% and 1.03% at September 30, 2016 and 2015, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2016 and 2015 were $336.5 million and $310.8 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2016 and 2015 were $467.7 million and $432.4 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In January 2016, SJG issued $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of September 30, 2016 is $200.0 million, which is classified in current portion of long-term debt on the condensed consolidated balance sheets as it is due within one year. SJG is evaluating alternatives, including refinancing or renewing the facility.

As of September 30, 2016, $16.0 million of aggregate principal amount of 2.71% Senior Notes, due June 2017 are classified in current portion of long-term debt on the condensed consolidated balance sheets. At this time, the Company plans to pay off this debt at maturity.

In July 2016, SJG redeemed $17.0 million of 4.60% Medium Term Notes (MTN's) at maturity.

In August 2016, SJG retired $10.0 million of 5.437% MTN's at maturity.

In August 2016, the Company paid an aggregate $8.3 million to retire outstanding long-term debt for ACLE, SCLE and SXLE.

In May 2016, the Company issued and sold 8,050,000 shares of its common stock, par value $1.25 per share at a public offering, raising net proceeds of $203.6 million. The net proceeds from this offering were or will be used for capital expenditures primarily for regulated businesses, including infrastructure investments at its utility business.

SJI raises equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP have been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million and $9.7 million of equity capital through the DRP during the nine months ended September 30, 2016 and 2015, respectively. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any more new equity capital via the DRP in 2016.

SJI’s capital structure was as follows:

	As of September 30, 2016	As of December 31, 2015	(A)
Equity	49.9%	41.6%
Long-Term Debt	41.0%	41.1%
Short-Term Debt	9.1%	17.3%
Total	100.0%	100.0%
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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2016 and 2015 amounted to net cash outflows of $23.3 million and $10.9 million, respectively. Total net cash outflows for remediation projects are expected to be $35.5 million, $42.6 million and $28.7 million for 2016, 2017 and 2018, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K for the year ended December 31, 2015, certain environmental costs are subject to recovery from and ratepayers.

Standby Letters of Credit - As of September 30, 2016, SJI provided $2.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

Contractual Obligations - There were no significant changes to the Company’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2015, except for (a) commodity supply purchase obligations, which decreased approximately $145.5 million due to payments made during the first nine months of 2016 on commitments at SJE and SJRG; (b) construction obligations, which increased $84.5 million in total due mainly to an increase in vendor agreements regarding contractor payments at SJG; and (c) long-term debt, which increased approximately $12.5 million due to the issuance of $61.0 million of long-term debt at SJG, partially offset by retirement of debt at SJG, ACB, ACLE, SCLE and SXLE (see Note 14 to the condensed consolidated financial statements);

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

As of September 30, 2016, SJI had issued $5.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

In 2015, management of the Company and Energenic evaluated the carrying value of the investment in this project and a related note receivable. Based on the inability of the Energenic subsidiaries to secure a permanent or long-term energy services agreement, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge was included in Equity in Loss of Affiliated Companies in 2015 on the condensed consolidated statements of income.

The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged, among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders. This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex. The Company’s share of this settlement was $7.5 million, which was accrued by Energenic as of December 31, 2015 and paid in 2016. The Company entered into agreements with its insurance carrier and external legal advisors to recover, net of legal costs, approximately $7.0 million of costs associated with the bondholder settlement discussed above. The Company received $2.1 million in the second quarter of 2016, which is included in Other Income on the condensed consolidated statements of income for the nine months ended September 30, 2016, and $5.3 million was received in the third quarter of 2016 and is included in Equity in Earnings of Affiliated Companies on the condensed consolidated statements of income for the three and nine months ended September 30, 2016.

As of September 30, 2016, the Company, through its investment in Energenic, had a remaining net asset of approximately $0.9 million included in Investment in Affiliates on the condensed consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

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

The Company is currently involved in a pricing dispute related to two long-term gas supply contracts whereby the Company had sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier countersued the Company claiming it is owed an amount which we extrapolate to be $14.3 million from SJG and $37.2 million from SJRG, plus interest, through September 30, 2016. We believe any monies received or paid associated with the SJG claims would be passed along to SJG's customers through adjusted rates.

The Company is also involved in a dispute related to a three-year capacity management contract with a counterparty whereby the Company is the manager. The counterparty is claiming that it is owed approximately $10.0 million plus interest from SJRG under a sharing credit within the contract.
Liabilities related to these claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. The Company has accrued approximately $3.1 million and $3.2 million related to all of these claims in the aggregate as of September 30, 2016 and December 31, 2015, respectively. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance regarding the outcome of litigation.

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

The retail gas operations of SJE transact commodities on a physical basis, and SJE typically does not enter into financial derivative positions directly. SJRG manages risk in the natural gas markets for SJE as well as for its own portfolio by entering into the types of transactions noted above. The retail electric operations of SJE use forward physical and financial contracts to mitigate commodity price risk on fixed price electric contracts. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax unrealized gain (loss) of $9.0 million and $(12.0) million during the three months ended September 30, 2016 and 2015, respectively, and a net pre-tax unrealized gain (loss) of $6.3 million and $(4.0) million during the nine months ended September 30, 2016 and 2015, respectively, which are included with realized (losses) gains in Operating Revenues — Nonutility.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2016 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$9,811	$1,425	$3	$11,239
Prices provided by other external sources	8,526	2,103	14	10,643
Prices based on internal models or other valuation methods	35,443	7,619	402	43,464

Total	$53,780	$11,147	$419	$65,346

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$11,821	$1,510	$78	$13,409
Prices provided by other external sources	24,300	1,459	—	25,759
Prices based on internal models or other valuation methods	30,785	4,017	777	35,579

Total	$66,906	$6,986	$855	$74,747

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 20.2 million dekatherms (dts) with a weighted average settlement price of $2.96 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 126.1 million dts with a weighted average settlement price of $(0.74) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 22.3 million dts with a weighted average settlement price of $2.59 per dt.

•	Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.1 million mwh with a weighted average settlement price of $40.77per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2016	$(13,074)
Contracts Settled During Nine Months Ended September 30, 2016, Net	6,275
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,602)

Net Derivatives — Energy Related Liabilities, September 30, 2016	$(9,401)

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2016 was $626.3 million and averaged $674.5 million during the first nine months of 2016. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $6.7 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease; and 2011 - 33 b.p. increase.  At September 30, 2016, our average interest rate on variable-rate debt was 1.50%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2016, the interest costs on $652.3 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of September 30, 2016, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$12,500,000	3.530%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

Credit Risk - As of September 30, 2016, approximately $9.1 million, or 13.9%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated.

As of September 30, 2016, SJRG had $74.3 million of Accounts Receivable under sales contracts. Of that total, 69.3% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 53.

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

101
The following financial statements from South Jersey Industries’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, filed with the Securities and Exchange Commission on November 4, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SOUTH JERSEY INDUSTRIES, INC.
(Registrant)

Dated:	November 4, 2016	By:	/s/ Stephen H. Clark
Stephen H. Clark
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)