Form 10-K
period 2016-12-31
SOUTH JERSEY INDUSTRIES INC
filed 2017-02-27
CIK 91928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was $2,506,525,273. As of February 15, 2017, there were 79,516,553 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of the registrant's definitive proxy statement filed for the registrant's 2017 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

South Jersey Industries, Inc.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this Report other than statements of historical fact, including statements regarding future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, should be considered forward-looking statements made in good faith by South Jersey Industries (SJI or the Company) and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, words such as “anticipate,” “believe,” "estimate," “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy,” "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were made and are inherently uncertain. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Report and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJI undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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

SJI currently provides a variety of energy-related products and services, primarily through the following wholly-owned subsidiaries:

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

•	South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

•	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects. The significant wholly-owned subsidiaries of Marina include:

•	ACB Energy Partners, LLC (ACB) owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•
AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE) and SX Landfill Energy, LLC (SXLE) own and operate landfill gas-fired electric production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

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

•	SJI Midstream, LLC (Midstream) invests in infrastructure and other midstream projects, including a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

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

South Jersey Industries, Inc.
Part I

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2016, SJG purchased and had delivered approximately 46.5 MMdts of natural gas for distribution to both on-system and off-system customers and for injections into storage. Of this total, 25.1 MMdts were transported on the Transco pipeline system while 21.4 MMdts were transported on the Columbia pipeline system. Moreover, during 2016 third-party suppliers delivered 29.6 MMdts to SJG's system on behalf of end use customers behind SJG's city gate stations. SJG also secures other long-term services from Dominion Transmission, Inc. (Dominion), a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG's largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 297,958 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 164,041 dts/d is market area FT. The terms of SJG's year-round agreements with Transco extend for various periods through 2025. Certain of these agreements are currently operating under their respective evergreen provisions.

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 10,000 dts/d of its long-haul and 20,000 dts/d of its market area FT service. These releases were made in association with SJG's Conservation Incentive Program (CIP) discussed further under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."  In addition, SJG released a total of 50,000 dts/d of its long-haul FT as part of Asset Management Agreements (AMA). The AMA-related releases are discussed below under “Gas Supplies.” In addition, SJG released a total of 27,500 dts/d of its market area FT as Off-System Sales capacity releases.

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

Columbia:

SJG subscribes to four firm transportation agreements with Columbia which currently provide for an aggregate of 114,022 dts/d. The term of 9,000 dts/d of this capacity extends through October 31, 2022; the term of 45,022 dts/d extends through October 31, 2019; and the remaining 60,000 dts/d extends through October 31, 2030. SJG released 8,671 dts/d of the total amount to SJRG in conjunction with its CIP. In addition, SJG released a total of 20,000 dts/d of this capacity to two gas marketers at 10,000 dts/d each, one of which is SJRG, leaving a net total of 85,351 dts/d available to SJG. These AMA-related releases are further discussed below under “Gas Supplies.” Moreover, SJG released a total of 18,543 dts/d of its Columbia FT as Off-System Sales capacity releases.

South Jersey Industries, Inc.
Part I

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. SJG has a total FSS MDWQ of 52,891 dts and a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts/d of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG released to SJRG 19,029 dts/d of its associated Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2018.

Gas Supplies

During 2016, SJG entered into an AMA with a gas marketer which extends through March 31, 2017. Under this agreement, SJG released to the marketer its firm transportation rights equal to 30,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 30,000 dts/d of firm deliverability each day through March 31, 2017. The marketer's intent was to optimize the capacity released to them under this AMA and pay SJG an asset management fee.

Also during 2016, SJG entered into an additional AMA with a separate gas marketer which extends through October 31, 2017. Under this agreement, SJG has released to the marketer firm transportation rights equal to 10,000 dts/d of transportation capacity on Transco. The marketer manages its capacity and provides SJG with up to 10,000 dts/d of firm deliverability everyday through October 31, 2017. The marketers will seek to optimize the capacity released to it under this AMA and pay SJG an asset management fee.

Also during 2016, SJG entered into two further AMA's with two separate gas marketers which both also extend through October 31, 2017. Under these agreements, SJG has released to each of the marketers firm transportation rights equal to 10,000 dts/d of transportation capacity on Columbia. The marketers manage their respective capacity and each provides SJG with up to 10,000 dts/d of firm deliverability everyday through either March 31 or October 31, 2017, depending on the particular agreement. The marketers will seek to optimize the capacity released to them under these AMA's and pay SJG an asset management fee.

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

Supplemental Gas Supplies

During 2016, SJG entered into a Liquefied Natural Gas (LNG) purchase agreement with a third party LNG supplier. This LNG was made available as a supply source to replenish SJG's LNG inventory at its storage facility, located in McKee City, NJ.

SJG operates peaking facilities which liquefies, stores and vaporizes LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2016-2017 winter season is estimated to be 512,891 dts (excluding industrial customers). SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design day requirements. SJG experienced its highest peak-day demand for calendar year 2016 of 473,178 dts (including industrial customers) on February 13, while experiencing an average temperature of 20.6 degrees F that day.

Natural Gas Prices

SJG's average cost of natural gas purchased and delivered in 2016, 2015 and 2014, including demand charges, was $3.40 per dt, $4.71 per dt and $6.56 per dt, respectively.

South Jersey Industries, Inc.
Part I

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

SJRG holds firm transportation agreements with National Fuel which expire between March 31, 2018 and November 30, 2023. Under these agreements, National Fuel provides various receipts and deliveries in Pennsylvania, which total 57,882 dts/d.

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

Columbia Gas Transmission:

SJRG holds a firm transportation agreement with Columbia. Under this evergreen agreement, Columbia provides receipts at Leach, Kentucky and deliveries of 14,714 dts/d to New Jersey. In addition, SJRG has 10,000 dts/d of Columbia capacity from New York to Maryland expiring October 31, 2018. SJRG also holds capacity ranging from 20,000/dth/d to 50,000 dth/d of receipts from Marcellus to southern New Jersey expiring October 31, 2030. SJRG also holds various transportation contracts with deliveries in New York and Pennsylvania that range in volumes from 4,703 to 20,000 dts/d and that expire at various dates between September 30, 2018 and October 31, 2024.

South Jersey Industries, Inc.
Part I

SJRG has a storage agreement with Columbia for service under Columbia's FSS rate schedule. Under this evergreen agreement, Columbia will provide SJRG with storage capacity of 1,249,515 dts. Under this agreement, 19,029 dts/d may be withdrawn from storage and 9,996 dts/d may be injected.

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

Tennessee Gas Transmission:

SJRG holds multiple firm transportation agreements with the Tennessee Gas Pipeline that have various deliveries and receipts in Pennsylvania and Louisiana. Under these agreements, 162,781dts/d of transportation expires March 31, 2017, with an additional 75,000 dts/d of transportation that expires between October 31, 2018 and October 31, 2024.

Egan Storage:

SJRG holds a storage agreement with Egan Storage for service under Tetco’s FSS rate schedule.  Under this agreement, which expires March 31, 2017, Tetco provides SJRG with storage capacity of 500,000 dts.

Bobcat Storage:

SJRG holds a storage agreement with Bobcat Storage for service under Tetco’s FSS rate schedule.  Under this agreement, which expires March 31, 2017, Tetco provides SJRG with storage capacity of 500,000 dts.

Gas Supplies

SJRG has entered into several long-term natural gas supply agreements to purchase a minimum of 745,000 dts/d and up to 940,000 dts/d, depending upon production levels, for terms ranging from three to ten years at index-based prices.

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

South Jersey Industries, Inc.
Part I

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

Employees

SJI and its subsidiaries had a total of approximately 750 employees as of December 31, 2016. Of that total, approximately 330 employees are unionized. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2018. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

Financial Information About Foreign and Domestic Operations and Export Sales

SJI has no foreign operations and export sales have not been a significant part of SJI's business.

South Jersey Industries, Inc.
Part I

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

•
Renewable energy projects at Marina receive significant benefit from regulatory incentives. A significant portion of the expected return on investment of these renewable energy projects is dependent upon the future market for renewable energy credits (RECs). The benefits from RECs are produced during the entire life of the project. As a result, earnings from existing projects would be adversely affected without a liquid REC market. In addition, the return on investment from new projects may not be as attractive if a liquid REC market ceases to exist.  Therefore, these projects are exposed to the risk that favorable regulatory incentives expire or are adversely modified.

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

•
Failure to obtain proper approvals and property rights in the PennEast pipeline could hinder SJI's equity investment in the project. Construction, development and operation of energy investments, specifically the PennEast pipeline, are subject to federal and state regulatory oversight and require certain property rights from public and private property owners, as well as regulatory approvals, including environmental and other permits and licenses. SJI, as well as our joint venture partners in the PennEast pipeline, may be unable to obtain all such needed property rights, permits and licenses to successfully construct and develop the pipeline, and failing to do so could cause SJI's equity investment in the project to become impaired. Such impairment could have a materially adverse effect on SJI's financial condition and results of operations.

•
Our business could be harmed by cybersecurity threats and related disruptions. We rely extensively on information technology systems to process transactions, transmit and store information and manage our business. Disruption or failure of our information technology systems could shut down our facilities or otherwise harm our ability to safely deliver natural gas to our customers, serve our customers effectively, manage our assets, or otherwise materially disrupt our business. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. SJI has experienced such attacks in the past; however, based on information currently available to SJI, none have had a material impact on our business, financial condition, results of operations or cash flows. In response, we have invested in expanded cybersecurity systems and procedures designed to safeguard the continuous and uninterrupted performance of our information technology systems and protect against unauthorized access. However, all information technology systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. There is no guarantee that our cybersecurity systems and procedures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others. An attack on or failure of our information technology systems could result in the unauthorized disclosure, theft, misuse or destruction of customer or employee data or business or confidential information, or disrupt the performance of our information technology systems. These events could expose us to potential liability, litigation, governmental inquiries, investigations or regulatory actions, harm our brand and reputation, diminish customer confidence, disrupt operations, and subject us to payment of fines or other penalties, legal claims by our clients and significant remediation costs.

South Jersey Industries, Inc.
Part I

•
Our stated long-term goals are based on various assumptions and beliefs that may not prove to be accurate, and we may not achieve our stated long-term goals by 2020 or at all. Our current long-term goals are to (i) grow Economic Earnings to at least $150 million by 2020; (ii) improve the quality of our earnings; (iii) strengthen our balance sheet; and (iv) maintain a low-to-moderate risk profile. Management established those goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. For example, these long-term goals are based on certain assumptions regarding our participation in a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey. However, construction on this project has not yet begun, and this project is subject to a number of regulatory approvals, including approval from the Federal Energy Regulatory Commission. The target completion date for this project has been delayed until the second half of 2018, and may be subject to further delay. As a result, no assurance can be given that this project will be completed on time or at all. Further, the economy of Southern New Jersey has remained depressed relative to other regions, which could cause increased customer delinquencies or otherwise negatively affect achievement of our long-term earnings goals. Due to a term limit, the upcoming 2017 New Jersey gubernatorial election will result in a change in administration, which could lead to unfavorable local regulatory changes that could delay approvals, require environmental remediation or capital or other expenditures or otherwise adversely affect our results of operations, financial condition or cash flows. Other factors, assumptions and beliefs of management and our board of directors on which our long-term goals were based may also prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals by 2020 or at all, or our stated long-term goals may be negatively revised as a result of less than expected progress toward achieving these goals, and you are therefore cautioned not to place undue reliance on these goals.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2016, there were approximately 146.2 miles of mains in the transmission systems and 6,605 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations.

As of December 31, 2016, SJG's utility plant had a gross book value of $2.4 billion and a net book value, after accumulated depreciation, of $2.0 billion. In 2016, $225.3 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $16.7 million.

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

Nonutility property and equipment with a net book value of $670.9 million consists primarily of Marina's energy projects.

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

The Company is currently involved in a pricing dispute related to two long-term gas supply contracts whereby the Company had sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier countersued the Company claiming it is owed an amount which we extrapolate to be $14.9 million from SJG, plus interest, and $40.2 million from SJRG, plus interest, through December 31, 2016. We believe any monies received or paid associated with the SJG claims would reflect gas costs that would be recovered from SJG's customers through adjusted rates.

The Company is also involved in a dispute related to a three-year capacity management contract with a counterparty whereby the Company is the manager. The counterparty is claiming that it is owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract.

Liabilities related to these claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. The Company has accrued approximately $3.1 million and $3.2 million related to all claims in the aggregate as of December 31, 2016 and 2015, respectively. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance regarding the outcome of litigation.

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

Name, age and position with the Company	Period Served

Michael J. Renna, Age 49
Chief Executive Officer	April 2015 - Present
Director	January 2014 - Present
President	January 2014 - Present
Chief Operating Officer	January 2014 - April 2015
Senior Vice President	January 2013 - January 2014
Vice President	January 2004 - December 2012

Jeffrey E. DuBois, Age 58
Chief Operating Officer	January 2017 - Present
Executive Vice President	April 2015 - Present
Senior Vice President	January 2013 - April 2015
Vice President	January 2004 - December 2012

Stephen H. Clark, Age 58
Executive Vice President	January 2017 - Present
Senior Vice President	April 2015 - December 2016
Chief Financial Officer	November 2013 - Present
Vice President	January 2013 - November 2013
Treasurer	January 2004 - April 2014

Kenneth A. Lynch, Age 51
Chief Risk Officer	January 2017 - Present
Senior Vice President	April 2015 - Present
Chief Accounting Officer	January 2013 - December 2016
Assistant Vice President	July 2006 - December 2012

Kathleen A. McEndy, Age 63
Chief Administrative Officer	June 2015 - Present
Senior Vice President	April 2015 - Present
Chief Human Resources Officer	March 2013 - June 2015
Vice President	March 2013 - April 2015
Principal, The McEndy Group, LLC	January 2009 - March 2013

Gina M. Merritt-Epps, Age 49
Senior Vice President	April 2015 - Present
General Counsel and Corporate Secretary	May 2009 - Present

Gregory M. Nuzzo, Age 42
President, South Jersey Energy Solutions	January 2017 - Present
Chief Operating Officer, South Jersey Energy Solutions	January 2017 - Present
Senior Vice President	April 2015 - Present
Vice President	April 2014 - April 2015
Senior Vice President, South Jersey Energy Solutions	January 2013 - December 2016

South Jersey Industries, Inc.
Part I

Senior Vice President, South Jersey Resources Group	January 2013 - March 2014
Vice President, South Jersey Energy Solutions	January 2012 - December 2012
Vice President, South Jersey Resources Group	January 2010 - December 2012

David Robbins, Jr., Age 54
President, South Jersey Gas Company	January 2017 - Present
Senior Vice President	April 2015 - Present
Vice President	April 2014 - April 2015
Senior Vice President, South Jersey Energy Solutions	January 2013 - December 2016
Chief Operating Officer, South Jersey Energy Solutions	January 2013 - April 2014
Vice President, South Jersey Energy Solutions	April 2011 - December 2012
Treasurer & Secretary, South Jersey Energy Solutions	January 2010 - December 2012

South Jersey Industries, Inc.
Part II

PART II

Item 5. Market for the Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share*		Dividends
			Declared				Declared
2016	High	Low	Per Share	2015	High	Low	Per Share*

March 31	$29.14	$22.06	$0.264	March 31	$30.37	$26.02	$0.251
June 30	$31.64	$26.29	$0.264	June 30	$27.66	$24.51	$0.251
September 30	$32.03	$28.17	$0.264	September 30	$26.09	$22.91	$0.251
December 31	$34.85	$27.51	$0.273	December 31	$27.34	$21.24	$0.264
*All per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective May 8, 2015. See Note 1 to the consolidated financial statements.

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2016, the latest available date, our records indicate there were 6,646 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the five-year period through 2016.

This performance chart assumes:

•	$100 invested on December 31, 2011 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

South Jersey Industries, Inc.
Part II

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
S&P 500	$100	$116	$154	$175	$177	$198
S&P Utilities	$100	$101	$115	$148	$141	$164
SJI	$100	$91	$105	$114	$95	$141

Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a stated goal of increasing its dividend annually.

In 2016, non-employee members of SJI's Board of Directors received an aggregate of 35,197 shares of restricted stock, valued at that time at $840,504, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2016.

South Jersey Industries, Inc.
Part II

Item 6. Selected Financial Data

2016 HIGHLIGHTS
Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

	2016		2015	2014	2013	2012

Operating Results:
Operating Revenues	$1,036,500		$959,568	$886,996	$731,421	$706,280

Operating Income	$189,276		$156,894	$127,603	$69,636	$109,898

Income from Continuing Operations	$119,061		$105,610	$97,628	$82,389	$92,776
Discontinued Operations - Net (1)	(251)		(503)	(582)	(796)	(1,168)

Net Income	$118,810		$105,107	$97,046	$81,593	$91,608

Total Assets	$3,730,567		$3,480,900	$3,349,425	$2,924,855	$2,631,440

Capitalization:
Equity	$1,289,240		$1,037,539	$932,432	$827,000	$736,214
Long-Term Debt	808,005		1,006,394	859,491	680,400	601,400

Total Capitalization	$2,097,245		$2,043,933	$1,791,923	$1,507,400	$1,337,614

Ratio of Earnings to Fixed Charges (2)	5.4	x	3.8x	3.8x	3.0x	5.1x

Diluted Earnings Per Common Share (Based on Average Diluted Shares Outstanding) (3):
Continuing Operations	$1.56		$1.53	$1.47	$1.29	$1.51
Discontinued Operations - Net (1)	—		(0.01)	(0.01)	(0.01)	(0.02)

Diluted Earnings Per Common Share (3)	$1.56		$1.52	$1.46	$1.28	$1.49

Return on Average Equity (4)	10.2%		10.7%	11.1%	10.5%	13.6%

Share Data:
Number of Shareholders of Record	6.7		6.7	6.9	6.9	7.1
Average Common Shares (3)	76,362		68,735	66,278	63,978	61,488
Common Shares Outstanding at Year End (3)	79,478		70,966	68,334	65,430	63,306
Dividend Reinvestment Plan:
Number of Shareholders	5.2		5.2	5.2	5.2	4.8
Number of Participating Shares (3)	3,627		4,170	4,082	4,118	4,924
Book Value at Year End (3)	$16.22		$14.62	$13.65	$12.64	$11.63
Dividends Declared per Common Share (3)	$1.07		$1.02	$0.96	$0.90	$0.83
Market Price at Year End (3)	$33.69		$23.52	$29.46	$27.98	$25.17

South Jersey Industries, Inc.
Part II

Dividend Payout (3):
From Continuing Operations	68.6%		66.4%	65.2%	69.9%	54.7%
From Total Net Income	68.8%		66.7%	65.6%	70.6%	55.4%
Market-to-Book Ratio (3)	2.1	x	1.6x	2.2x	2.2x	2.2x
Price Earnings Ratio (3, 4)	21.6	x	15.4x	20.0x	21.8x	16.7x

Consolidated Economic Earnings (5)
Income from Continuing Operations	$119,061		$105,610	$97,628	$82,389	$92,776
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges (6)	(26,867)		(8,355)	8,211	23,422	(1,443)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (6,7)	—		—	—	1,252	—
Unrealized Loss on Property, Plant and Equipment (6)	—		—	—	—	2,337
Net Loss from Affiliated Companies (6,8)	—		(2,540)	2,540	—	—
Other (6,9)	(165)		(165)	(165)	(165)	—
Income Taxes (10)	10,813		4,424	(4,235)	(9,804)	(357)
Economic Earnings	$102,842		$98,974	$103,979	$97,094	$93,313

Earnings per Share from Continuing Operations (3)	$1.56		$1.53	$1.47	$1.29	$1.50
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives and Realized (Gains)/Losses on Inventory Injection Hedges (6)	(0.35)		(0.12)	0.12	0.36	(0.02)
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (6,7)	—		—	—	0.02	—
Unrealized Loss on Property, Plant and Equipment (6)	—		—	—	—	0.04
Net Loss from Affiliated Companies (6,8)	—		(0.04)	0.04	—	—
Income Taxes (10)	0.13		0.07	(0.06)	(0.16)	(0.01)
Economic Earnings per Share (3)	$1.34		$1.44	$1.57	$1.51	$1.51

South Jersey Industries, Inc.
Part II

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

(7)
Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(8)
Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings in 2015.

(9)
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

(10)	Determined using a combined average statutory tax rate of 40% for all periods presented.

South Jersey Industries, Inc.
Part II

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

OVERVIEW - South Jersey Industries, Inc. (SJI or the Company) is an energy services holding company that provides a variety of products and services through the following wholly-owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately 58.1% of SJI's net income on a consolidated basis in 2016.

SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 115 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and the popular shore communities on the eastern side. Continuing expansion of SJG's infrastructure throughout its seven-county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas.

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

As of December 31, 2016, SJG served 377,625 residential, commercial and industrial customers in southern New Jersey, compared with 373,100 customers at December 31, 2015.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2016 amounted to 148.4 MMdts, of which 56.8 MMdts were firm sales and transportation, 1.2 MMdts were interruptible sales and transportation and 90.4 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 42.5% residential, 20.9% commercial, 21.0% industrial, and 15.6% cogeneration and electric generation. As of December 31, 2016, SJG served 352,427 residential customers, 24,767 commercial customers and 431 industrial customers.  This includes 2016 net additions of 4,334 residential customers and 191 commercial and industrial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2016, off-system sales amounted to 16.5 MMdts and capacity release amounted to 73.9 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2016, usage by interruptible customers, excluding off-system customers, amounted to 1.2 MMdts, or approximately 1.0% of the total throughput.

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

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. SJE markets natural gas and electricity to commercial and industrial customers. SJE became active in the residential market for electricity beginning in March 2016 as a result of several municipal aggregation bids won in the second half of 2015. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2016, SJE contributed approximately 6.3% of SJI's net income on a consolidated basis.

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2016, SJRG contributed approximately 21.9% of SJI's net income on a consolidated basis.

South Jersey Exploration, LLC (SJEX)

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX is a wholly-owned subsidiary of SJES and is also considered part of SJI's wholesale energy operations. In 2016, SJEX contributed less than 1.0% of SJI's net income on a consolidated basis.

Marina Energy LLC (Marina)

Marina develops and operates on-site energy-related projects. Marina's largest wholly-owned operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.  Marina also owns numerous solar generation projects.

Marina's other projects include a 50% equity interest in Energenic-US, LLC (Energenic). Energenic developed and operated on-site energy projects such as thermal facilities, combined heat and power facilities, landfill gas-fired electric production facilities and solar projects. On December 31, 2015, Energenic, Marina and its joint venture partner entered into two Equity Distribution and Purchase Agreements, pursuant to which Marina became the sole owner of eight of the Energenic projects and its joint venture partner became the sole owner of seven other Energenic projects.  The project entities that are now wholly owned by Marina are ACB Energy Partners, LLC (ACB), AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE), SX Landfill Energy, LLC (SXLE), MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) & SBS Energy Partners, LLC (SBS).

ACB owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

ACLE, BCLE, SCLE and SXLE own and operate landfill gas-fired electric production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

MCS, NBS and SBS own and operate solar-generation sites located in New Jersey.

In 2016, Marina contributed approximately 13.5% of SJI's net income on a consolidated basis.

South Jersey Industries, Inc.
Part II

South Jersey Energy Service Plus, LLC (SJESP)

SJESP services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. SJESP serves southern New Jersey where it is one of the largest local HVAC service company's with nearly 25 experienced technicians. SJESP receives a commission on all new and renewed service contracts and is paid a fee to service those warranty contracts. In 2016, SJESP contributed less than 1.0% of SJI's net income on a consolidated basis.

Other

SJI Midstream, LLC owns a 20% equity investment in PennEast Pipeline Company, LLC, through which SJI, along with other investors, expect to construct an approximately 100-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey, estimated to be completed in the second half of 2018.

Energy & Minerals, Inc. (EMI) principally manages liabilities associated with its discontinued operations of nonutility subsidiaries.

Primary Factors Affecting SJI's Business

SJI's stated long-term goals are to: 1) Grow Economic Earnings to at least $150 million by 2020; 2) Improve the quality of earnings; 3) Strengthen the balance sheet; and 4) Maintain a low-to-moderate risk profile. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. Residential new construction activity remains steady, supported by growth in higher density and multi-family units. Net customers for SJG grew 1.2% for 2016 as SJG continues its focus on customer conversions.  In 2016, the 4,631 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 65% of the total new customer acquisitions for the year. In comparison, conversions over the past five years averaged 5,317 annually. Customers in SJG's service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies. While oil and propane prices have become more competitive with natural gas in the past two years, affecting the number of conversions, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that SJG charges its rate-regulated customers for services provided and establishes the terms of service under which SJG operates. SJG expects the BPU to continue to set rates and establish terms of service that will enable SJG to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under "Results of Operations", that protects SJG's net income from severe fluctuations in gas used by residential, commercial and small industrial customers. In addition, in February 2013, the BPU issued an Order approving the Accelerated Infrastructure Replacement Program (AIRP), a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. As of December 1, 2016 all AIRP investments are reflected in base rates. Additionally, the BPU issued an Order approving an extension of the AIRP for a 5-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. SJG earns a return on AIRP II investments until they are included in rate base through annual rate adjustments. The BPU also issued an Order in August 2014 approving the Storm Hardening and Reliability Program (SHARP), a $103.5 million program to replace low-pressure distribution mains and services with high-pressure mains and services on the barrier islands over a three-year period, with annual investments of approximately $34.5 million. The BPU approved an increase in annual revenues from base rates of $3.9 million to reflect the roll-in of $33.7 million of SHARP investments made from July 2015 through June 2016, effective October 1, 2016. SJG earns a return on SHARP investments until they are included in rate base through annual rate adjustments.

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

Fuel Supply Management - SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. We currently have ten fuel supply management transactions under contract and expect to continue expanding this business.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We seek to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. Our workforce totaled approximately 750 employees at the end of 2016, of which approximately 330 are unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet. Our average equity-to-capitalization ratio was approximately 48% as calculated for the four quarters of 2016 as compared with 42% in 2015. A strong balance sheet assists us in maintaining the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

As discussed in Notes 16 and 17 of the consolidated financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by FASB ASC Topic 820 - “Fair Value Measurements and Disclosures.” Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market.  Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 in the fair value hierarchy as the model inputs generally are not observable. Counterparty credit risk and the credit risk of SJI, are incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJI on the derivative valuations is not significant.

Significant Unobservable Inputs - Management uses the discounted cash flow model to value Level 3 physical and financial forward contracts, which calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. Inputs to the valuation model are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third party pricing sources. The validity of the mark-to-market valuations and changes in these values from period to period are examined and qualified against historical expectations by the risk management function. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

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

During 2015, a combination of factors resulted in lowering the Company’s expected cost of providing pension and other postretirement healthcare costs in 2016. These include increasing discount rates and updated mortality tables released by the Society of Actuaries in late 2015. Further, the Company changed the structure of its postretirement healthcare plan for retirees to provide them with a fixed contribution to a healthcare reimbursement account and allowing them to obtain coverage from healthcare exchanges, rather than utilizing the company-provided healthcare plan. These positive factors are partially offset by lower than expected returns on plan assets due to poor performance in the equity markets in 2015.

During 2016, the Company's expected cost of providing pension and other postretirement healthcare in 2017 increased primarily due to decreasing discount rates resulting from lower market interest rates at the end of 2016. As a result, the Company is estimating a $0.8 million net increase in the cost of providing these benefits in 2017.

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

South Jersey Industries, Inc.
Part II

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

RATES AND REGULATION - As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipe Line Company, LLC (SJG's major supplier), Columbia Gas Transmission, LLC and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. SJG's retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. SJG's primary rate mechanisms include base rates, the BGSS, Accelerated Infrastructure Programs, Energy Efficiency Tracker (EET) and the CIP.

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

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2016	2015	2014
Net Income Impact:
CIP - Weather Related	$5.9	$0.9	$(4.7)
CIP - Usage Related	4.0	(1.9)	2.0
Total Net Income Impact	$9.9	$(1.0)	$(2.7)

Weather Compared to 20-Year Average	8.1% warmer	3.1% warmer	7.5% colder
Weather Compared to Prior Year	2.5% warmer	9.6% warmer	4.6% colder

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

SJRG competes in the wholesale natural gas market against a wide array of competitors on a cost competitive, term of service, and reliability basis. SJRG has been a reliable energy provider in this arena for more than 20 years.

Marina competes with other companies that develop and operate similar types of on-site energy production. Marina also faces competition from customers' preferences for alternative technologies for energy production, as well as those customers that address their energy needs internally.

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2016. In addition, similar to SJG, SJE faces competition from other energy products.

SJESP competes primarily with smaller, local contractors in southern New Jersey that service residential and commercial HVAC systems and provide major appliance repair and plumbing services. These contractors typically only serve their local communities and do not serve the entire southern part of New Jersey.

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 34,130; 36,191 and 41,837 during 2016, 2015 and 2014, respectively.

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

•
On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Included in this segment are the activities of the following significant entities: ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS. These entities became wholly-owned subsidiaries of Marina on December 31, 2015 (see Note 3 to the consolidated financial statements).

•
Appliance service operations includes SJESP, which services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•
Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey. The activities of Midstream are a part of the Corporate and Services segment.

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

SJI's net income for 2016 increased $13.7 million, or 13.0%, to $118.8 million compared to 2015 primarily as a result of the following:

•
The net income contribution from retail gas and electric operations at SJE increased $8.2 million to $7.5 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas and electric as discussed under "Operating Revenues – Nonutility" below.

•
The net income contribution from the wholesale energy operations at SJRG increased $4.8 million to $26.0 million, primarily due to an approximately $2.7 million increase related to additional capacity along with margins earned on gas supply contracts with two electric generation facilities compared to the prior year as described in "Gross Margin - Energy Group" below, along with an approximately $2.1 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk as discussed under "Operating Revenues - Energy Group" below.

•
The net income contribution from gas utility operations at SJG increased $2.5 million to $69.1 million, primarily due to the rolling into base rates of SHARP and AIRP investments, along with customer growth, as described under "Margin - Gas Utility Operations" below.

•	The net income contribution from on-site energy production at Marina increased $0.5 million to $16.0 million, primarily due to the following:

◦
$15.2 million increase due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in 2015 (see Note 7 to the consolidated financial statements), along with other losses incurred at the Energenic operating subsidiaries in 2015.

◦
$9.3 million increase due to several new renewable energy projects that commenced operations over the past twelve months, along with higher prices on SRECs compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$4.5 million increase due to a settlement at Marina in 2016 (see Note 7 to the consolidated financial statements).

◦	$0.7 million increase due to the impact of several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the consolidated financial statements).

◦
$29.2 million decrease due to the impact of lower renewable energy investments on the investment tax credits available as compared to the prior year. This reduction is consistent with the Company's previously announced strategy of substantially reducing solar development in 2016.

South Jersey Industries, Inc.
Part II

•	The net income contribution from SJEX decreased $1.4 million to $0.1 million primarily due to a gain on the sale of a working interest in assets of Potato Creek in 2015, which did not recur in 2016.

SJI's net income for 2015 increased $8.1 million, or 8.3%, to $105.1 million compared to 2014, primarily as a result of the following:

•
The net income contribution from the wholesale energy operations at SJRG increased $15.6 million to net income of $21.2 million due primarily to an approximately $11.1 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk as discussed under "Operating Revenues - Energy Group" below, along with an approximately $4.5 million increase related to higher storage hedge gains and higher daily trading margins, partially offset by lower storage volumes sold compared to the prior year as described in "Gross Margin - Energy Group" below.

•
The net income contribution from on-site energy production at Marina decreased $6.6 million to $15.5 million due primarily to the impact of a reduction in the carrying amount of an investment, along with an accrual of the cost to settle a legal claim, at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 7 to the consolidated financial statements). Partially offsetting this decrease is the impact of the investment tax credits available on renewable energy facilities compared to the prior year.

•
The net income contribution from retail gas and electric operations at SJE decreased $1.6 million to a net loss of $0.7 million due primarily to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Nonutility" below.

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

South Jersey Industries, Inc.
Part II

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions; (b) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period. With respect to the third part of the definition of Economic Earnings:

•
For the years ended December 31, 2016, 2015 and 2014, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012, an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

•
For the year ended December 31, 2015, Economic Earnings includes a pre-tax loss of $2.5 million from affiliated companies that was excluded from Economic Earnings for the year ended December 31, 2014. These adjustments are the result of a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings for the year ended December 31, 2015.

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

Economic Earnings for 2016 increased $3.9 million, or 3.9%, to $102.8 million compared to 2015, primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG increased $2.7 million to $16.3 million, primarily due to additional capacity along with margins earned on gas supply contracts with two electric generation facilities compared to the prior year as described in "Gross Margin - Energy Group" below.

•
The income contribution from gas utility operations at SJG increased $2.5 million to $69.1 million, primarily due to the rolling into base rates of SHARP and AIRP investments, along with customer growth, as described under "Margin - Gas Utility Operations" below.

•	The income contribution from on-site energy production at Marina increased $1.7 million to $15.7 million, primarily due to the following:

◦
$16.5 million increase due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in 2015 (see Note 7 to the consolidated financial statements), along with other losses incurred at the Energenic operating subsidiaries in 2015.

◦
$9.2 million increase due to several new renewable energy projects that commenced operations over the past twelve months, along with higher prices on SRECs compared to the previous year as discussed in "Gross Margin - Energy Services" below.

◦	$4.5 million increase due to a settlement at Marina in 2016 (see Note 7 to the consolidated financial statements).

◦	$0.7 million increase due to the impact of several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the consolidated financial statements).

South Jersey Industries, Inc.
Part II

◦
$29.2 million decrease due to the impact of lower renewable energy investments on the investment tax credits available as compared to the prior year. This reduction is consistent with the Company's previously announced strategy of substantially reducing solar development in 2016.

•	The net income contribution from SJEX decreased $1.4 million to $0.1 million primarily due to a gain on the sale of a working interest in assets of Potato Creek in 2015, which did not recur in 2016.

Economic Earnings for 2015 decreased $5.0 million, or 4.8%, to $99.0 million compared to 2014, primarily as a result of the following:

•
The income contribution from on-site energy production at Marina decreased $10.0 million to $14.0 million due, primarily to the impact of a reduction in the carrying amount of an investment, along with an accrual of the cost to settle a legal claim, at one of Energenic's operating subsidiaries, of which Marina has a 50% equity interest (see Note 7 to the consolidated financial statements). Partially offsetting this decrease is the impact of the investment tax credits available on renewable energy facilities compared to the prior year.

•
The income contribution from the wholesale energy operations at SJRG increased $4.5 million to $13.6 million due primarily to higher storage hedge gains and higher daily trading margins, partially offset with lower storage volumes sold compared to the prior year as described in "Gross Margin - Energy Group" below.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands, except per share data):

	2016	2015	2014

Income from Continuing Operations	$119,061	$105,610	$97,628
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives*	(27,550)	(8,444)	7,500
Realized Losses on Inventory Injection Hedges*	683	89	711
Net Loss from Affiliated Companies (A)*	—	(2,540)	2,540
Other (B)*	(165)	(165)	(165)
Income Taxes (C)	10,813	4,424	(4,235)

Economic Earnings	$102,842	$98,974	$103,979

Earnings per Share from Continuing Operations (D)	$1.56	$1.53	$1.47
Minus/Plus:
Unrealized Mark-to-Market (Gains)/Losses on Derivatives*	(0.36)	(0.12)	0.11
Realized Losses on Inventory Injection Hedges*	0.01	—	0.01
Net Loss from Affiliated Companies (A)*	—	(0.04)	0.04
Income Taxes (C)	0.13	0.07	(0.06)

Economic Earnings per Share (D)	$1.34	$1.44	$1.57

South Jersey Industries, Inc.
Part II

The effect of derivative instruments not designated as hedging instruments under GAAP in the statements of consolidated income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2016	2015	2014
Gains (losses) on energy-related commodity contracts	$26,935	$8,401	$(6,592)
Gains (losses) on interest rate contracts	647	96	(467)
Total before income taxes	27,582	8,497	(7,059)
Unrealized mark-to-market losses on derivatives held by affiliated companies, before taxes	(32)	(53)	(441)
Total unrealized mark-to-market gains (losses) on derivatives*	27,550	8,444	(7,500)
Realized losses on inventory injection hedges*	(683)	(89)	(711)
Net Loss from Affiliated Companies (A)*	—	2,540	(2,540)
Other (B)*	165	165	165
Income Taxes (C)	(10,813)	(4,424)	4,235
Total reconciling items between income from continuing operations and Economic Earnings	$16,219	$6,636	$(6,351)

*Certain reclassifications have been made to the prior period numbers in these tables to conform to the current period presentation. The prior period numbers in these line items have been adjusted to be presented before income taxes.

(A) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter of 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings in 2015.

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

South Jersey Industries, Inc.
Part II

Throughput - Gas Utility Operations - The following table summarizes the composition of select gas utility data for the years ended December 31 (in thousands, except for customer and degree day data):

	December 31, 2016		December 31, 2015		December 31, 2014
Utility Throughput - dth:
Firm Sales -
Residential	22,126	15%	23,852	17%	24,508	18%
Commercial	4,956	3%	5,980	4%	5,530	4%
Industrial	310	—	338	—	283	—
Cogeneration and electric generation	1,485	1%	1,449	1%	1,035	1%
Firm Transportation -
Residential	1,975	1%	2,427	2%	3,291	2%
Commercial	6,892	5%	6,783	5%	7,103	5%
Industrial	11,612	8%	11,780	9%	13,168	10%
Cogeneration and electric generation	7,451	5%	5,870	4%	10,307	7%
Total Firm Throughput	56,807	38%	58,479	42%	65,225	47%

Interruptible Sales	2	—	20	—	—	—
Interruptible Transportation	1,149	1%	1,338	1%	1,401	1%
Off-System	16,526	11%	14,603	11%	9,411	7%
Capacity Release	73,913	50%	62,349	46%	62,193	45%

Total Throughput - Utility	148,397	100%	136,789	100%	138,230	100%

Utility Operating Revenues:
Firm Sales-
Residential	$259,881	56%	$317,491	59%	$279,797	56%
Commercial	55,795	12%	69,845	13%	63,584	13%
Industrial	3,126	1%	4,083	1%	4,070	1%
Cogeneration and electric generation	5,257	1%	5,666	1%	6,037	1%
Firm Transportation -
Residential	14,989	3%	16,594	3%	20,648	4%
Commercial	32,423	7%	30,602	6%	30,850	6%
Industrial	19,594	4%	22,106	4%	25,737	5%
Cogeneration and electric generation	4,472	1%	4,920	1%	9,531	2%
Total Firm Revenues	395,537	85%	471,307	88%	440,254	88%

Interruptible Sales	18	—	300	—	15	—
Interruptible Transportation	928	—	1,373	—	1,694	—
Off-System	51,661	11%	49,624	9%	52,809	11%
Capacity Release	11,778	3%	10,296	2%	5,835	1%
Other	1,133	1%	1,390	1%	1,268	—
	461,055	100%	534,290	100%	501,875	100%

Less:
Intercompany Sales	7,236		5,527		1,123
Total Utility Operating Revenue	453,819		528,763		500,752

South Jersey Industries, Inc.
Part II

Less:
Cost of sales	167,154		239,763		230,093
Conservation recoveries *	9,202		21,226		24,836
Remediation Adjustment Clause recoveries *	9,326		9,134		8,255
Energy Efficiency Tracker (EET) recoveries*	2,718		3,611		4,169
Revenue taxes	1,109		1,250		1,141

Utility Margin	$264,310		$253,779		$232,258
Margin:
Residential	$162,820	62%	$169,455	67%	$159,780	69%
Commercial and industrial	69,396	26%	72,149	28%	65,492	29%
Cogeneration and electric generation	4,898	2%	4,738	2%	5,343	2%
Interruptible	79	—	120	—	81	—
Off-system & capacity release	4,731	2%	4,270	2%	3,023	1%
Other revenues	2,213	1%	2,582	1%	2,131	1%
Margin before incentive mechanisms	244,137	93%	253,314	100%	235,850	102%
CIP mechanism	16,615	6%	(1,798)	(1)%	(4,529)	(2)%
EET mechanism	3,558	1%	2,263	1%	937	—

Utility Margin**	$264,310	100%	$253,779	100%	$232,258	100%
Number of Customers at Year End:
Residential	352,427	93%	348,093	93%	342,155	93%
Commercial	24,767	7%	24,565	7%	24,253	7%
Industrial	431	—	442	—	446	—

Total Customers	377,625	100%	373,100	100%	366,854	100%

Annual Degree Days***	4,292		4,402		4,872

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

Throughput - Gas Utility Operations - Total gas throughput increased 11.6 MMdts, or 8.5%, from 2015 to 2016, primarily due to increases in capacity release. The increase in capacity release volume is primarily related to specific releases made of Columbia pipeline capacity that did not occur in 2015. An increase in third-party supplier deliveries on the Columbia pipeline to SJG’s system freed up capacity at SJG and allowed for additional capacity release of 11.6 MMdts during 2016 compared to 2015. Off-System Sales (OSS) volume also increased 1.9 MMdts, or 13.2%, during 2016 compared to 2015, primarily due to increased opportunity to supply natural gas to gas-fired power generation facilities during the summer months of 2016. These increases were partially offset by a 1.7 MMdts, or 2.9%, decrease in firm throughput, primarily due to weather that was 3% warmer than the previous year.

Total gas throughput decreased 1.5 MMdts, or 1.0%, from 2014 to 2015 due to lower throughput in the firm markets. Residential firm sales and transportation throughput decreased by 1.4 MMdts as a result of weather that was 9.6% warmer than prior year, however, the largest decline in firm throughput was experienced in cogeneration transportation, as reflected under “Firm Transportation - Cogeneration and electric generation” in the Throughput table above. Supply disruptions at a cogeneration facility in its territory during 2014 created opportunity for SJG. That customer was being supplied directly by an interstate pipeline. However, with the disruption, SJG had transported a significant volume of commodity to this cogeneration facility to meet its needs in 2014. That disruption has since been remedied, resulting in lower firm transportation throughput in 2015. Partially offsetting these decreases was a 5.2 MMdts increase in OSS throughput from 2014 to 2015. This was primarily due to warmer than normal weather, which created less demand in SJG’s service territory and more supply available for OSS.

South Jersey Industries, Inc.
Part II

Operating Revenues - Gas Utility Operations 2016 vs. 2015 - Revenues decreased $74.9 million, or 14.2%, during 2016 compared with 2015 after eliminating intercompany transactions. Total firm revenue was $75.8 million, or 16.1%, lower in 2016 compared to the prior year due to several factors. Firm throughput was lower during 2016, compared to the prior year, as discussed above under “Throughput - Gas Utility Operations.” The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through its BGSS mechanism by $38.3 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 and 2016 by 18.6% and 32.9%, respectively, further reducing revenue by $34.7 million during 2016. Finally, SJG provided a $20.0 million and $10.0 million BGSS bill credit to its residential and small commercial customers in January 2016 and December 2016, respectively, of which $28.0 million reduced revenue for 2016, after consideration for sales tax. While changes in natural gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Utility Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability. The addition of 4,525 customers in 2016 partially offset the decreases mentioned above. While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on SJG profitability under the operation of the CIP, as discussed below under the caption "Margin - Gas Utility Operations."

Higher OSS volumes, discussed above under "Throughput - Gas Utility Operations," resulted in a $2.0 million, or 4.1%, increase in OSS revenues during 2016, compared with 2015. The impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Operating Revenues - Gas Utility Operations 2015 vs. 2014 - Revenues increased $28.0 million, or 5.6%, during 2015 compared with 2014 after eliminating intercompany transactions due to higher firm revenue. Total firm revenue increased $31.1 million, or 7.1%, in 2015 as a result of the settlement of SJG’s base rate case and a 22.1% increase in SJG’s periodic BGSS rate, both effective October 1, 2014, as discussed in Note 10 and 11 to the consolidated financial statements. SJG subsequently decreased its periodic BGSS rate by 18.6% effective October 1, 2015; however, the impact of the higher rate in effect for the majority of the year increased revenue by approximately $25.4 million in 2015, compared with 2014. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on SJG profitability, as further discussed below under the caption "Margin - Gas Utility Operations". In addition, the settlement of SJG’s base rate case added $15.5 million of incremental revenue to 2015, compared with 2014. The addition of 6,246 additional customers in 2015 also contributed to higher firm revenue; however, the impact of 9.6% warmer weather more than offset the impact of customer growth during the year. While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on SJG profitability under the operation of the CIP, as discussed under the caption "Margin - Gas Utility Operations."

Operating Revenues - Energy Group 2016 vs. 2015 - Combined revenues for Energy Group, net of intercompany transactions, increased $125.3 million, or 34.8%, to $485.4 million in 2016 compared with 2015.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $3.7 million, or 4.3%, in 2016 compared with 2015. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(12.2) million, revenues decreased $8.5 million, or 9.3%, in 2016 compared with 2015.

South Jersey Industries, Inc.
Part II

A summary of SJE's retail gas revenue is as follows (in millions):

	2016	2015	Change

SJE Retail Gas Revenue	$90.6	$86.9	$3.7

Add: Unrealized Losses (Subtract: Unrealized Gains)	(8.2)	4.0	$(12.2)

SJE Retail Gas Revenue, Excluding Unrealized Losses	$82.4	$90.9	$(8.5)

The decrease in gas revenues, excluding unrealized gains/losses noted above, was primarily due to a 7.7% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $30.2 million, or 20.8%, in 2016 compared with 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(2.3) million, revenues increased $27.9 million, or 19.2%, in 2016 compared with 2015.

A summary of SJE's retail electric revenue is as follows (in millions):

	2016	2015	Change

SJE Retail Electric Revenue	$174.9	$144.7	$30.2

Add: Unrealized Losses (Subtract: Unrealized Gains)	(2.2)	0.1	$(2.3)

SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$172.7	$144.8	$27.9

The increase in revenues from retail electric operations at SJE, as defined above, was primarily due to a 17.9% increase in sales volumes, which was driven by additional electric contracts entered into during 2016. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from the wholesale energy operations at SJRG, net of intercompany transactions, increased $91.6 million in 2016 compared with 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(3.9) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.6 million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG increased $88.3 million in 2016 compared with 2015.

South Jersey Industries, Inc.
Part II

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	2016	2015	Change

SJRG Revenue	$220.7	$129.1	$91.6

Add: Unrealized Losses (Subtract: Unrealized Gains)	(16.5)	(12.6)	$(3.9)
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.7	0.1	$0.6

SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$204.9	$116.6	$88.3

The increase in revenues from the wholesale energy operations at SJRG, as defined above, was primarily due to revenues earned on gas supply contracts with two electric generation facilities, along with additional capacity, partially offset by a 7.7% decrease in the average monthly NYMEX settle price. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Operating Revenues - Energy Services 2016 vs. 2015 - Combined revenues for Energy Services, net of intercompany transactions, increased $26.6 million, or 37.6%, to $97.3 million in 2016 compared with 2015.

Revenues from on-site energy production at Marina, net of intercompany transactions, increased $29.9 million, or 50.2%, to $89.4 million in 2016 compared with 2015. These increases were primarily due to higher prices on SREC's compared to the previous periods, an increase in SRECs transferred due to new solar projects and the revenues earned at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the consolidated financial statements). Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $15.3 million, or 38.5%, to $55.1 million in 2016 compared with 2015.

SRECs represent the renewable energy attribute of the solar electricity generated, which can be sold to customers. Marina does not recognize revenue, or the related margin, until the SREC is certified and transferred to a customer’s electronic account. Customers may purchase SRECs to comply with solar requirements under various state renewable energy regulations. Approximately 76% of Marina’s solar production is in New Jersey.

Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts. The hedged percentage of projected SREC production related to in-service assets in New Jersey is 92% and 66% for energy years ending May 31, 2017 and 2018, respectively.

Installed capacity was 198 MW and 135 MW at December 31, 2016 and 2015, respectively.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $3.3 million, or 29.4%, to $7.9 million in 2016 compared with 2015, primarily due to lower installation jobs compared to the prior year.

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

The decrease in gas revenues, excluding unrealized gains/losses noted above, was mainly due to a 39.7% decrease in the average monthly NYMEX settle price, along with a 7.8% decrease in sales volumes compared with 2014. Sales volumes totaled 24,572,554 and 26,664,062 dekatherms for the years ended December 31, 2015 and 2014, respectively.

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

Revenues from the wholesale energy operations at SJRG, net of intercompany transactions, increased $52.2 million in 2015 compared with 2014. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(17.5) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $(0.6) million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG increased $34.1 million in 2015 compared with 2014.

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

The increase in revenues from the wholesale energy operations at SJRG as defined above was due mainly to revenues earned on a gas supply contract with an electric generation facility that began operations in the second half of 2014, along with higher storage hedge gains. Partially offsetting these increases was a 17.5% decrease in storage volumes sold. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Operating Revenues - Energy Services 2015 vs. 2014 - Combined revenues for Energy Services, net of intercompany transactions, increased $6.7 million, or 10.5%, to $70.7 million in 2015 compared with 2014.

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

Total margin in 2016 increased $10.5 million, or 4.1%, from 2015. The rolling into base rates of SHARP investments of approximately $36.6 million on October 1, 2015 contributed approximately $3.5 million of additional margin in 2016. In addition, the rolling into base rates of AIRP investments of $74.5 million on December 1, 2016 contributed approximately $1.5 million of additional margin in 2016. Net customer additions of 4,525 over the twelve-month period ended December 31, 2016, representing 1.2% growth over the prior year, contributed approximately $4.0 million in additional margin.

Total Margin in 2015 increased $21.5 million, or 9.3%, from 2014, primarily due to the settlement of the base rate case effective October 1, 2014 and customer additions. The base rate case settlement contributed approximately $15.5 million in additional margin in 2015. Net customer additions of 6,246 over the twelve-month period ended December 31, 2015, representing 1.7% growth over the prior year, contributed approximately $3.7 million in additional margin.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table above, the CIP mechanism protected $16.6 million, or $9.9 million after taxes, during 2016, due to weather that was 8.1% warmer than average and customer usage variations.

The CIP mechanism reduced margin by $1.8 million, or $1.0 million after taxes, during 2015, primarily due to customer usage variations.

South Jersey Industries, Inc.
Part II

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

Gross Margin - Energy Group 2016 vs. 2015 - For 2016, combined gross margins for Energy Group, net of intercompany transactions, increased $23.5 million to $80.7 million compared with 2015. This increase is primarily due to the following:

•
Gross Margin from SJE's retail gas and other operations increased $11.1 million to $13.5 million in 2016 compared with 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(12.2) million as discussed above, gross margin decreased $1.1 million in 2016 compared with 2015, which does not represent a significant change. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts as discussed above, gross margin as a percentage of Operating Revenues did not change significantly in 2016 compared with 2015.

•
Gross Margin from SJE's retail electric operations increased $4.4 million to $10.5 million in 2016 compared with 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(2.3) million as discussed above, gross margin increased $2.1 million in 2016 compared with 2015, primarily due to margins earned on additional electric contracts entered into in 2016. Excluding the impact of the unrealized gains and losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly in 2016 compared with 2015.

•
Gross Margin from the wholesale energy operations at SJRG increased $8.1 million to $56.7 million in 2016 compared with 2015. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(3.9) million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.6 million to align them with the related cost of inventory in the period of withdrawal as discussed above, gross margin for SJRG increased $4.8 million. The increase in gross margin was primarily due to additional capacity along with margins earned on gas supply contracts with two electric generation facilities.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2016, the wholesale energy operations had 7.9 Bcf of storage and 511,587 dts/day of transportation under contract.

Gross Margin - Energy Services 2016 vs. 2015 - For 2016, combined gross margins for Energy Services, net of intercompany transactions, increased $34.1 million to $88.2 million compared with 2015. This increase is primarily due to the following:

•
Gross Margin from on-site energy production at Marina increased $34.6 million to $84.0 million in 2016 compared with 2015. Gross margin as a percentage of Operating Revenues increased 10.9 percentage points in 2016 compared with 2015. These increases are primarily due to several higher margin renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year. Also contributing to the increase were margins earned at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the consolidated financial statements).

•	Gross Margin from the appliance service operations at SJESP did not change significantly in 2016 compared with 2015.

South Jersey Industries, Inc.
Part II

Gross Margin - Energy Group 2015 vs. 2014 - For 2015, combined gross margins for Energy Group, net of intercompany transactions, increased $25.2 million to $57.2 million compared with 2014. This increase is primarily due to the following:

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

Gross Margin - Energy Services 2015 vs. 2014 - For 2015, combined gross margins for Energy Services, net of intercompany transactions, increased $6.7 million to $54.0 million compared with 2014. This increase is primarily due to the following:

•
Gross Margin from on-site energy production at Marina increased $6.8 million to $49.4 million in 2015 compared with 2014. Gross margin as a percentage of Operating Revenues increased 3.3 percentage points in 2015 compared with 2014. This was due mainly to the impact of several new, higher margin renewable energy projects added during 2015, along with higher prices on SRECs compared to the previous year.

•	Gross margin from the appliance service operations at SJESP did not change significantly in 2015 compared with 2014.

South Jersey Industries, Inc.
Part II

Operations Expense - A summary of net changes in operations expense follows (in thousands):

	2016 vs. 2015	2015 vs. 2014
Gas Utility Operations	$(12,227)	$5,408
Nonutility:
Energy Group:
Wholesale Energy Operations	1,175	1,908
Retail Gas and Other Operations	3,239	(454)
Retail Electric Operations	(1,778)	(105)
Subtotal Energy Group	2,636	1,349
Energy Services:
On-Site Energy Production	11,282	2,422
Appliance Service Operations	(586)	(290)
Subtotal Energy Services	10,696	2,132
Total Nonutility	13,332	3,481
Intercompany Eliminations and Other	2,180	(477)
Total Operations Expense	$3,285	$8,412

Gas utility operations expense decreased $12.2 million in 2016 compared with 2015. This decrease was primarily due to lower expenses associated with the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experiences an offsetting decrease in revenue during 2016. This was due to a reduction in the approved level of recovery of such costs, as well as lower recoveries resulting from warmer weather as previously discussed under “Throughput-Gas Utility Operations” above. Also contributing to the decrease from the prior year were expenses associated with write-offs of uncollectible customer accounts receivable, which resulted from fewer customer accounts being eligible to be written off in 2016 as a result of an improvement in the aging of receivables. Gas utility operations expense increased $5.4 million in 2015 compared with 2014. The increase primarily resulted from increases in expenses related to uncollectible customer accounts receivable during 2015 at SJG, as a result of an increase in the aging of receivables following a very cold 2014-2015 winter season. Accounts receivable was higher as of December 31, 2015 due to higher customer billing rates in effect for the majority of 2015 vs. 2014, in addition to customer growth in 2015.

Nonutility operations expense increased $13.3 million in 2016 compared with 2015 primarily due to operating expenses incurred at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the consolidated financial statements) along with operating expenses at several renewable energy projects that commenced operations over the past twelve months. Also contributing to the increase is additional personnel, governance and compliance costs incurred to support continued growth. Nonutility operations expense increased $3.5 million in 2015 compared with 2014, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Other Operating Expenses - A summary of changes in other consolidated operating expenses (in thousands):

	2016 vs. 2015	2015 vs. 2014
Maintenance	$1,366	$2,726
Depreciation	$17,938	$9,447
Energy and Other Taxes	$316	$306

Maintenance Expense - Maintenance expense increased $1.4 million during 2016 compared with 2015 primarily due to increased field activity related to the maintenance of services. Maintenance expense increased $2.7 million during 2015 compared with 2014 primarily due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally-mandated pipeline integrity management program. These amortizations are being recovered through an offsetting amount in revenues. Also contributing to the increase in maintenance expense was increased field activity related to the maintenance of services, along with an increase in Remediation Adjustment Clause (RAC) expense amortization as a result of increased spending on environmental remediation in recent years.

South Jersey Industries, Inc.
Part II

Depreciation Expense - Depreciation increased $17.9 million in 2016 compared with 2015 primarily due to depreciation incurred at several entities that became wholly owned by Marina as of December 31, 2015 (see Note 3 to the consolidated financial statements), along with increased investment in property, plant and equipment by the gas utility operations at SJG and on-site energy production at Marina. Depreciation increased $9.4 million during 2015 compared with 2014 due mainly to the increased investment in property, plant and equipment by the gas utility operations at SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes in 2016 and 2015 compared with prior years was not significant.

Other Income and Expense - The change in other income and expense in 2016 compared with 2015 was not significant. Other income and expense decreased $2.3 million in 2015 compared with 2014 primarily due to a realized gain at the gas utility operations at SJG on the sale of available-for-sale securities, along with the settlement of outstanding litigation at SJEX, both of which occurred in 2014 and did not recur in 2015.

Interest Charges - The change in interest charges in 2016 compared with 2015 was not significant. Interest charges increased $2.1 million in 2015 compared with 2014 primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with lower capitalization of interest costs on construction at the gas utility operations of SJG during 2015. This was a result of the roll-in of capital investments under SJG's AIRP into base rates effective October 1, 2014 and a lower allowance for debt funds used during construction as a result of placing two major technology systems in service during the fourth quarter of 2014. AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates.

Income Taxes - Income tax expense increased $52.8 million in 2016 compared with 2015 primarily due to a higher effective tax rate due to a decrease in the investment tax credits available on renewable energy facilities at Marina, along with higher income before income taxes. Income tax expense decreased $3.1 million in 2015 compared with 2014 due to a lower effective tax rate as a result of an increase in the investment tax credits available on renewable energy facilities at Marina in 2015 compared with 2014, partially offset by higher income before income taxes. Investment tax credits from renewable energy facilities at Marina of $9.1 million, $38.3 million and $30.2 million were recognized for the years ended December 31, 2016, 2015 and 2014, respectively.

Equity in Earnings (Loss) of Affiliated Companies - Equity in earnings of affiliated companies increased $33.2 million to earnings of $5.4 million in 2016 compared with 2015 primarily due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in the second quarter of 2015, along with a settlement at Marina in the third quarter of 2016 (see Note 7 to the consolidated financial statements). Equity in loss of affiliated companies increased $20.0 million to a loss of $27.8 million in 2015 compared with 2014 due primarily to the 2015 reduction in the carrying amount of an investment, along with an accrual of the costs of a legal settlement, in the Energenic subsidiaries that operate the central energy center for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). These were partially offset by a reserve for uncollectible accounts established at one of Energenic's operating subsidiaries during the third quarter of 2014 that did not recur in 2015.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $262.2 million, $186.8 million and $161.3 million in 2016, 2015 and 2014, respectively. Net cash provided by operating activities varies from year-to-year, primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and gas cost recoveries.

South Jersey Industries, Inc.
Part II

Net cash flow from operating activities increased in 2016 compared to 2015 primarily due to improvements in working capital due to higher customer receivable collections as well as lower gas purchases as a result of the warmer weather experienced during 2016. In addition, SJI did not make a pension payment in 2016. In 2015, SJI made a $15.0 million pension contribution as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of its pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to compensate for that funding shortfall. Partially offsetting the increase was higher spending on environmental remediation at the utility and lower collections under utility regulatory clauses due to warmer weather experienced throughout 2016.

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

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for 2016, 2015 and 2014 amounted to $245.2 million, $370.7 million and $375.0 million, respectively. We estimate the net cash outflows for investing activities for 2017, 2018 and 2019 to be approximately $317.4 million, $345.4 million and $293.1 million, respectively.  The high level of investing activities for 2017, 2018 and 2019 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are potential SJI Midstream investments, net of potential returns, in 2017 through 2019. The Company expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, the Company may refinance the short-term debt with long-term debt.

In support of its risk management activities, the Company is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict.  Margin posted by the Company decreased by $32.0 million during 2016, decreased by $20.1 million during 2015 and increased by $22.3 million during 2014.

The Company made net investments in unconsolidated affiliates of $7.5 million and $18.0 million in 2016 and 2015, respectively. During 2014, the Company provided net advances to unconsolidated affiliates of $2.4 million.

In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The note bore interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. In July 2016, the note was repaid in full, including interest.

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures may be refinanced with long-term debt.

South Jersey Industries, Inc.
Part II

Credit facilities and available liquidity as of December 31, 2016 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$105,100	(A)	$94,900	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2017

Total SJG	210,000	105,100		104,900

SJI:

Revolving Credit Facility	450,000	196,600	(B)	253,400	Various	(C)

Total SJI	450,000	196,600		253,400

Total	$660,000	$301,700		$358,300

(A) Includes letters of credit outstanding in the amount of $0.8 million.

(B) Includes letters of credit outstanding in the amount of $4.8 million.

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

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG's liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of December 31, 2016. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.47%, 1.13% and 0.83% at December 31, 2016, 2015 and 2014, respectively.  Average borrowings outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2016 and 2015 were $321.9 million and $335.0 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2016 and 2015 were $467.7 million and $471.1 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of December 31, 2016.

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

South Jersey Industries, Inc.
Part II

In January 2016, SJG issued $61.0 million of long-term debt on its $200.0 million multiple-draw term facility offered by a syndicate of banks. This facility bore interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. The total outstanding amount under this facility as of December 31, 2016 was $200.0 million, which was classified in current portion of long-term debt on the consolidated balance sheets as it was due within one year. In January 2017, SJG issued $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal repayments beginning in 2025. The MTN's bear interest at an annual rate of 3.0% payable semiannually. Proceeds were used to pay down the $200.0 million multiple-draw term facility which was set to expire in June 2017 (see Note 19 to the consolidated financial statements).

As of December 31, 2016, $16.0 million of aggregate principal amount of 2.71% Senior Notes, due June 2017, are classified in current portion of long-term debt on the consolidated balance sheets. The Company expects to pay off this debt at maturity.

In July 2016, SJG retired $17.0 million of 4.60% MTN's at maturity.

In August 2016, SJG retired $10.0 million of 5.437% MTN's at maturity.

In August 2016, the Company paid an aggregate $8.3 million to retire outstanding long-term debt for ACLE, SCLE and SXLE.

SJG makes payments of $0.9 million annually through December 2025 toward the principal amount of 3.63% MTN's, including a payment made in 2016. As such, $0.9 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year (see Note 14 to the consolidated financial statements).

In January 2017, SJG entered into an unsecured, $200.0 million term loan credit agreement ("Credit Agreement"), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $73.0 million on January 31, 2017. All loans under the Credit Agreement become due in January 2019.
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

In December 2015, SJG filed a petition with the BPU to issue up to $400.0 million of long-term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in March 2016.

No other long-term debt was issued or retired during the years ended December 31, 2016 or 2015.

BCLE was considered to be the lessee of certain electric generating units and related facilities and equipment under a capital lease which was set to expire in October 2027. On December 31, 2016, BCLE terminated the lease and purchased the respective assets in the amount of $10.6 million (see Note 9 to the consolidated financial statements).

In May 2016, the Company issued and sold 8,050,000 shares of its common stock, par value $1.25 per share at a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.

South Jersey Industries, Inc.
Part II

Prior to May 1, 2016, SJI raised equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million and $63.2 million of equity capital through the DRP in 2016 and 2015, respectively. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any more new equity capital via the DRP in 2017.

SJI's capital structure was as follows:

	As of December 31,
	2016	2015	(A)
Equity	49.1%	41.6%
Long-Term Debt	39.6%	41.1%
Short-Term Debt	11.3%	17.3%
Total	100.0%	100.0%
 (A) Certain reclassifications have been made to the prior period consolidated balance sheets to conform to the current period presentation, causing the amounts as of December 31, 2015 to be adjusted. See Note 1 to the consolidated financial statements.

For 2016, 2015 and 2014, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 65 consecutive years and has increased that dividend each year for the last 17 years. The Company currently seeks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 55% and 70% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that the Company will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL REMEDIATION - Costs for remediation projects, net of recoveries from ratepayers, for 2016, 2015 and 2014 amounted to net cash outflows of $39.7 million, $22.1 million and $8.3 million, respectively.  Total net cash outflows for remediation projects are expected to be approximately $40.0 million, $31.7 million and $50.6 million for 2017, 2018 and 2019, respectively.  As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from ratepayers.

STANDBY LETTERS OF CREDIT — As of December 31, 2016, SJI provided $4.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2016, average $73.6 million annually and total $494.7 million over the contracts' lives. Approximately 49% of the financial commitments under these contracts expire during the next five years. These contracts are included in the Company's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 745,000 dts/d and up to 940,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligations for these purchases have not been included in the Company's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2016 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$1,047,482	$231,909	$157,818	$235,818	$421,937
Interest on Long-Term Debt	240,544	33,655	55,691	38,092	113,106
Construction Obligations	160,532	160,532	—	—	—
Operating Leases	1,126	684	418	24	—
Commodity Supply Purchase Obligations	1,176,938	705,744	236,469	68,122	166,603
Environmental Remediation Costs	155,013	46,120	82,226	6,578	20,089
New Jersey Clean Energy Program	14,969	14,969	—	—	—
Other Purchase Obligations	2,876	2,876	—	—	—
Total Contractual Cash Obligations	$2,799,480	$1,196,489	$532,622	$348,634	$721,735

Long-Term Debt in the table above does not include unamortized debt issuance costs of $7.6 million, which were reclassified to Long-Term Debt on the consolidated balance sheets to conform to ASU 2015-03 (see Note 1 to the consolidated financial statements).

Interest on long-term debt in the table above includes the related interest obligations through maturity as well as the impact of all interest rate swap agreements.  Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI did not make contributions to its employee pension plans in 2016; however, a pension contribution of $10.0 million was made in January 2017. Future pension contributions beyond January 2017 cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees or has certain other interests or obligations.

As of December 31, 2016, SJI had issued $6.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

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

South Jersey Industries, Inc.
Part II

In 2015, management of the Company and Energenic evaluated the carrying value of the investment in this project and a related note receivable. Based on the inability of the Energenic subsidiaries to secure a permanent or long-term energy services agreement, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge was included in Equity in Loss of Affiliated Companies for the year ended December 31, 2015 on the statements of consolidated income.

The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged, among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders. This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex. The Company's share of this settlement was $7.5 million, which was accrued by Energenic as of December 31, 2015 and paid in 2016. The Company entered into agreements with its insurance carrier and external legal advisors to recover, net of legal costs, approximately $7.0 million of costs associated with the bondholder settlement discussed above. The Company received $2.1 million in the second quarter of 2016, which is included in Other Income on the statements of consolidated income for the year ended December 31, 2016, and $5.3 million was received in the third quarter of 2016 and is included in Equity in Earnings of Affiliated Companies on the statements of consolidated income for the year ended December 31, 2016, as the loss recorded in the prior year was included in this line item on the statements of consolidated income for the year ended December 31, 2015.

As of December 31, 2016, the Company, through its investment in Energenic, had a remaining net asset of approximately $0.6 million included in Investment in Affiliates on the consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.6 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

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

The Company is currently involved in a pricing dispute related to two long-term gas supply contracts whereby the Company had sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier countersued the Company claiming it is owed an amount which we extrapolate to be $14.9 million from SJG, plus interest, and $40.2 million from SJRG, plus interest, through December 31, 2016. We believe any monies received or paid associated with the SJG claims would reflect gas costs that would be recovered from SJG's customers through adjusted rates.

The Company is also involved in a dispute related to a three-year capacity management contract with a counterparty whereby the Company is the manager. The counterparty is claiming that it is owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract.

Liabilities related to these claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. The Company has accrued approximately $3.1 million and $3.2 million related to all claims in the aggregate as of December 31, 2016 and 2015, respectively. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance regarding the outcome of litigation.

South Jersey Industries, Inc.
Part II

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Commodity Market Risks - Certain regulated and nonregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas, and buying and selling retail electricity and SREC's, for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded the net pre-tax gain (loss) on these contracts of $26.9 million, $8.4 million and $(6.6) million in earnings during 2016, 2015 and 2014, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility.

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2016 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$31,042	$2,952	$—	$33,994

Prices provided by other external sources	11,783	31	—	11,814

Prices based on internal models or other valuation methods	29,565	5,329	191	35,085

Total	$72,390	$8,312	$191	$80,893

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$16,208	$262	$32	$16,502

Prices provided by other external sources	21,138	932	—	22,070

Prices based on internal models or other valuation methods	22,736	2,601	713	26,050

Total	$60,082	$3,795	$745	$64,622

South Jersey Industries, Inc.
Part II

•NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 22.6 MMdts with a weighted average settlement price of $3.11 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 141.6 MMdts with a weighted average settlement price of $(0.26) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 16.8 MMdts with a weighted average settlement price of $4.58 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.6 million MWh with a weighted average settlement price of $38.84 per MWh.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Liabilities, January 1, 2016	$(13,074)
Contracts Settled During 2016, Net	21,730
Other Changes in Fair Value from Continuing and New Contracts, Net	7,615

Net Derivatives - Energy Related Assets, December 31, 2016	$16,271

Interest Rate Risk - Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at December 31, 2016 was $692.2 million and averaged $669.0 million during 2016. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $4.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; 2012 - 9 b.p. decrease.  At December 31, 2016, our average interest rate on variable-rate debt was 1.49%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2016, the interest costs on $651.4 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of December 31, 2016, SJI's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$14,500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$500,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$330,000	3.905%	3/17/2006	1/15/2026	Tax-exempt	Marina
$12,500,000	3.530%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	Tax-exempt	SJG

Credit Risk - As of December 31, 2016, approximately $9.3 million, or 11.5%, of the current and noncurrent Derivatives – Energy Related Assets are transacted with three counterparties, all of which are investment-grade-rated.

As of December 31, 2016, SJRG had $102.7 million of Accounts Receivable under sales contracts. Of that total, 56% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Industries, Inc.
Part II

Item 8. Financial Statements and Supplementary Data
Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2016	2015	2014
Operating Revenues:
Utility	$453,819	$528,763	$500,752
Nonutility	582,681	430,805	386,244
Total Operating Revenues	1,036,500	959,568	886,996
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	167,154	239,763	230,093
- Nonutility	413,833	319,579	306,859
Operations	151,957	148,672	140,260
Maintenance	17,549	16,183	13,457
Depreciation	90,389	72,451	63,004
Energy and Other Taxes	6,342	6,026	5,720
Total Operating Expenses	847,224	802,674	759,393
Operating Income	189,276	156,894	127,603

Other Income and Expense	9,989	9,510	11,819
Interest Charges	(31,449)	(31,622)	(29,560)
Income Before Income Taxes	167,816	134,782	109,862
Income Taxes	(54,151)	(1,360)	(4,449)
Equity in Earnings (Loss) of Affiliated Companies	5,396	(27,812)	(7,785)
Income from Continuing Operations	119,061	105,610	97,628
Loss from Discontinued Operations - (Net of tax benefit)	(251)	(503)	(582)
Net Income	$118,810	$105,107	$97,046

Basic Earnings per Common Share:
Continuing Operations	$1.56	$1.54	$1.47
Discontinued Operations	—	(0.01)	(0.01)
Basic Earnings per Common Share	$1.56	$1.53	$1.46

Average Shares of Common Stock Outstanding - Basic	76,362	68,735	66,278

Diluted Earnings per Common Share:
Continuing Operations	$1.56	$1.53	$1.47
Discontinued Operations	—	(0.01)	(0.01)
Diluted Earnings per Common Share	$1.56	$1.52	$1.46

Average Shares of Common Stock Outstanding - Diluted	76,475	68,931	66,428

The accompanying notes are an integral part of the consolidated financial statements. All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2016	2015	2014
Net Income	$118,810	$105,107	$97,046

Other Comprehensive Income (Loss), Net of Tax:*

Postretirement Liability Adjustment	(3,197)	5,518	(9,160)
Unrealized Gain (Loss) on Available-for-Sale Securities	118	(53)	(472)
Unrealized Gain on Derivatives - Other	197	321	247
Other Comprehensive Loss of Affiliated Companies	—	(27)	(113)

Other Comprehensive (Loss) Income - Net of Tax*	(2,882)	5,759	(9,498)

Comprehensive Income	$115,928	$110,866	$87,548

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Statements of Consolidated Cash Flows (In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$118,810	$105,107	$97,046
Loss from Discontinued Operations	251	503	582
Income from Continuing Operations	119,061	105,610	97,628
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	109,818	91,042	78,511
Net Unrealized (Gain) Loss on Derivatives - Energy Related	(26,935)	(8,401)	6,592
Unrealized (Gain) Loss on Derivatives - Other	(647)	(96)	467
Provision for Losses on Accounts Receivable	6,907	14,730	9,519
CIP Receivable/Payable	(24,943)	(7,324)	15,226
Deferred Gas Costs - Net of Recoveries	11,753	28,648	(44,976)
Deferred SBC Costs - Net of Recoveries	(7,102)	9,557	11,048
Stock-Based Compensation Expense	3,892	2,213	1,893
Deferred and Noncurrent Income Taxes - Net	55,789	3,861	1,670
Environmental Remediation Costs - Net	(39,731)	(22,057)	(8,265)
Gas Plant Cost of Removal	(6,070)	(5,096)	(4,848)
Pension Contribution	—	(15,000)	—
Changes in:
Accounts Receivable	(67,160)	92,624	(14,323)
Inventories	387	9,226	(4,787)
Prepaid and Accrued Taxes - Net	4,253	(9,091)	(5,822)
Accounts Payable and Other Accrued Liabilities	112,199	(103,410)	27,429
Derivatives - Energy Related	6,723	(8,069)	169
Other Assets and Liabilities	4,090	8,860	(5,444)
Cash Flows from Discontinued Operations	(44)	(1,033)	(355)

Net Cash Provided by Operating Activities	262,240	186,794	161,332

Cash Flows from Investing Activities:
Capital Expenditures	(278,002)	(345,621)	(342,578)
Purchase of Available for Sale Securities	—	(6,059)	—
Proceeds from Restricted Investments	1,738	—	—
Proceeds from Sale of Property, Plant and Equipment	—	—	53
Net Proceeds from (Purchase of) Restricted Investments in Margin Accounts	31,971	20,069	(22,337)
Net Sale of Restricted Investments from Escrowed Loan Proceeds	—	101	—
Investment in Long-Term Receivables	(10,886)	(19,033)	(13,024)
Proceeds from Long-Term Receivables	10,014	8,769	6,544
Notes Receivable	9,916	(9,916)	—
Purchase of Company-Owned Life Insurance	(2,398)	(2,328)	(1,250)
Acquisition of Subsidiary, Net of Cash Acquired	—	1,394	—
Investment in Affiliate	(12,943)	(20,229)	—
Return of Investment in Affiliate	4,750	—	—
Advances on Notes Receivable - Affiliate	—	(2,075)	(7,521)
Net Repayment of Notes Receivable - Affiliate	672	4,276	5,094

Net Cash Used in Investing Activities	(245,168)	(370,652)	(375,019)

South Jersey Industries, Inc.
Part II

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(135,600)	186,000	(108,200)
Proceeds from Issuance of Long-Term Debt	61,000	130,000	329,000
Payments for Issuance of Long-Term Debt	(147)	(64)	(2,184)
Principal Repayments of Long-Term Debt	(49,366)	(125,009)	(21,000)
Dividends on Common Stock	(82,380)	(70,158)	(63,869)
Proceeds from Sale of Common Stock	214,426	63,192	80,680
Payment of Lease Obligation	(10,600)	—	—
Other	—	(397)	(387)

Net Cash (Used in) Provided by Financing Activities	(2,667)	183,564	214,040

Net Increase (Decrease) in Cash and Cash Equivalents	14,405	(294)	353
Cash and Cash Equivalents at Beginning of Year	3,877	4,171	3,818

Cash and Cash Equivalents at End of Year	$18,282	$3,877	$4,171

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$32,372	$30,915	$28,854
Income Taxes (Net of Refunds)	$194	$1,828	$6,858

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$39,130	$51,433	$36,491
Notes Receivable from Affiliate Exchanged for Notes Receivable from a Third Party	$—	$16,389	$—
Notes Receivable Exchanged for Accounts Payable	$10,168	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2016	2015
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,424,134	$2,211,239
Accumulated Depreciation	(471,222)	(440,473)
Nonutility Property and Equipment, at cost	821,942	785,646
Accumulated Depreciation	(151,084)	(108,307)

Property, Plant and Equipment - Net	2,623,770	2,448,105

Investments:
Available-for-Sale Securities	32	14,810
Restricted Investments	13,628	48,758
Investment in Affiliates	28,906	16,983

Total Investments	42,566	80,551

Current Assets:
Cash and Cash Equivalents	18,282	3,877
Accounts Receivable	222,339	178,359
Unbilled Revenues	59,680	40,044
Provision for Uncollectibles	(12,744)	(10,252)
Notes Receivable	1,454	11,800
Notes Receivable - Affiliate	2,461	3,134
Natural Gas in Storage, average cost	53,857	54,211
Materials and Supplies, average cost	6,753	5,088
Prepaid Taxes	17,471	21,753
Derivatives - Energy Related Assets	72,391	83,093
Other Prepayments and Current Assets	31,369	40,167

Total Current Assets	473,313	431,274

Regulatory and Other Noncurrent Assets:
Regulatory Assets	410,746	323,434
Derivatives - Energy Related Assets	8,502	16,238
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	29,037	28,609
Notes Receivable	25,271	35,439
Goodwill	4,838	8,880
Identifiable Intangible Assets	15,820	21,553
Other	83,429	64,575

Total Regulatory and Other Noncurrent Assets	590,918	512,003

Total Assets	$3,730,567	$3,471,933

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

	2016	2015
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 120,000,000 shares; Outstanding Shares: 79,478,055 (2016) and 70,965,622 (2015)
Balance at Beginning of Year	$88,707	$85,418
Common Stock Issued or Granted Under Stock Plans	10,640	3,289
Balance at End of Year	99,347	88,707
Premium on Common Stock	706,943	499,460
Treasury Stock (at par)	(266)	(296)
Accumulated Other Comprehensive Loss	(27,381)	(24,499)
Retained Earnings	510,597	474,167

Total Equity	1,289,240	1,037,539

Long-Term Debt (See Note 1)	808,005	997,427

Total Capitalization	2,097,245	2,034,966

Current Liabilities:
Notes Payable	296,100	431,700
Current Portion of Long-Term Debt	231,909	29,454
Accounts Payable	243,669	186,400
Customer Deposits and Credit Balances	48,068	20,146
Environmental Remediation Costs	46,120	50,559
Taxes Accrued	2,082	2,336
Derivatives - Energy Related Liabilities	60,082	90,708
Derivatives - Other	681	—
Interest Accrued	6,231	7,316
Pension Benefits	2,463	2,261
Other Current Liabilities	15,219	11,596

Total Current Liabilities	952,624	832,476

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	343,549	295,945
Pension and Other Postretirement Benefits	95,235	76,068
Environmental Remediation Costs	108,893	76,064
Asset Retirement Obligations	59,427	57,943
Derivatives - Energy Related Liabilities	4,540	21,697
Derivatives - Other	9,349	10,943
Regulatory Liabilities	49,121	42,841
Other	10,584	22,990

Total Deferred Credits and Other Noncurrent Liabilities	680,698	604,491

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,730,567	$3,471,933

The accompanying notes are an integral part of the consolidated financial statements.

South Jersey Industries, Inc.
Part II

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2014, 2015 & 2016

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2014	$81,788	$360,303	$(372)	$(20,760)	$406,041	$827,000
Net Income	—	—	—	—	97,046	97,046
Other Comprehensive Loss, Net of Tax (a)	—	—	—	(9,498)	—	(9,498)
Common Stock Issued or Granted Under Stock Plans	3,630	78,081	42	—	—	81,753
Cash Dividends Declared - Common Stock ($0.96 per share)	—	—	—	—	(63,869)	(63,869)

Balance at December 31, 2014	85,418	438,384	(330)	(30,258)	439,218	932,432
Net Income	—	—	—	—	105,107	105,107
Other Comprehensive Income, Net of Tax (a)	—	—	—	5,759	—	5,759
Common Stock Issued or Granted Under Stock Plans	3,289	61,076	34	—	—	64,399
Cash Dividends Declared - Common Stock ($1.02 per share)	—	—	—	—	(70,158)	(70,158)

Balance at December 31, 2015	88,707	499,460	(296)	(24,499)	474,167	1,037,539
Net Income	—	—	—	—	118,810	118,810
Other Comprehensive Loss, Net of Tax (a)	—	—	—	(2,882)	—	(2,882)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,640	207,483	30	—	—	218,153
Cash Dividends Declared - Common Stock ($1.07 per share)	—	—	—	—	(82,380)	(82,380)

Balance at December 31, 2016	$99,347	$706,943	$(266)	$(27,381)	$510,597	$1,289,240

(a) Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the consolidated financial statements. All amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015. See Note 1.

South Jersey Industries, Inc.
Part II

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2014	$(18,503)	$(2,697)	$397	$43	$(20,760)
Changes During Year	(9,160)	247	(472)	(113)	(9,498)
Balance at December 31, 2014	(27,663)	(2,450)	(75)	(70)	(30,258)
Changes During Year	5,518	321	(53)	(27)	5,759
Balance at December 31, 2015	(22,145)	(2,129)	(128)	(97)	(24,499)
Changes During Year	(3,197)	197	118	—	(2,882)
Balance at December 31, 2016	$(25,342)	$(1,932)	$(10)	$(97)	$(27,381)

(a) Determined using a combined average statutory tax rate of 40%.

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

▪	South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects. The significant wholly-owned subsidiaries of Marina include:

•	ACB Energy Partners, LLC (ACB) owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•
AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE) and SX Landfill Energy, LLC (SXLE) own and operate landfill gas-fired electric production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

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

•	SJI Midstream, LLC invests in infrastructure and other midstream projects, including a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

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

Certain reclassifications have been made to the prior period's consolidated balance sheets, as well as the prior period's long-term debt carrying value and the prior period's segment disclosures in Notes 7 and 8, respectively, to conform to the current period presentation. The unamortized debt issuance costs previously included in "Regulatory and Other Noncurrent Assets" on the consolidated balance sheets were reclassified to "Long-Term Debt" to conform to ASU 2015-03, which is described below under "New Accounting Pronouncements." This reclassification caused the prior periods long-term debt carrying value in Note 7 to be adjusted, along with the prior periods unamortized debt issuance costs recorded as Identifiable Assets in the Gas Utility Operations, On-Site Energy Production and Corporate and Services segments in Note 8 to be removed.

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

South Jersey Industries, Inc.
Part II

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Earnings (Loss) of Affiliated Companies (see Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  In 2015, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings due to the reduction in the carrying value of an investment in a project entered into by Energenic (see Note 7). No impairment losses were recorded on Investments during 2016 or 2014.

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

REVENUE AND THROUGHPUT-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $1.1 million, $1.2 million, and $1.1 million in 2016, 2015 and 2014, respectively.

ACCOUNTS RECEIVABLE AND PROVISION FOR UNCOLLECTIBLE ACCOUNTS - Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts is established based on our collection experience and an assessment of the collectibility of specific accounts.

NATURAL GAS IN STORAGE – Natural Gas in Storage is reflected at average cost on the consolidated balance sheets, and represents natural gas that will be utilized in the ordinary course of business.

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

South Jersey Industries, Inc.
Part II

ARO activity was as follows (in thousands):

	2016	2015

AROs as of January 1,	$57,943	$42,502
Accretion	1,937	1,675
Additions	1,098	802
Settlements	(1,551)	(1,110)
Revisions in Estimated Cash Flows (A)	—	14,074
ARO's as of December 31,	$59,427	$57,943

(A) The revision in estimated cash flows reflects an increase in the contractual cost to settle ARO. A corresponding increase was made to Regulatory Assets, thus having no impact on earnings.

PROPERTY, PLANT AND EQUIPMENT - For regulatory purposes, utility plant is stated at original cost, which may be different than SJG's cost if the assets were acquired from another regulated entity. Nonutility plant is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account. As of December 31, 2016, SJG's utility plant had a gross book value of $2.4 billion, which consists of utility plant assets along with projects for distribution, some of which are part of SJG's Accelerated Infrastructure Replacement Program (AIRP), as discussed in Note 10. As of December 31, 2016, the gross book value of SJI's nonutility property and equipment is $821.9 million, which consists of $652.8 million of solar assets, $124.2 million of cogeneration assets and $44.9 million of other property and equipment.

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.2% in each of 2016, 2015 and 2014. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income. As of December 31, 2016, total accumulated deprecation for utility and nonutility property and equipment was $471.2 million and $151.1 million, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in SJG's last base rate proceeding. For SJG's accelerated infrastructure programs, SJG capitalizes interest on construction at a rate prescribed by the programs (see Note 10), and amounts are included in Utility Plant on the consolidated balance sheets. Marina and Midstream capitalize interest on capital projects in progress based on the actual cost of borrowed funds, and amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the statements of consolidated income.  The amount of interest capitalized by SJI for the years ended December 31, 2016, 2015 and 2014 was $6.6 million, $4.9 million and $4.6 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended December 31, 2016, 2015 and 2014, no significant impairments were identified.

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

GAS EXPLORATION AND DEVELOPMENT - The Company capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, $8.8 million and $8.9 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2016 and 2015, SJI held 212,617 and 236,571 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes” (See Note 4). A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized. Investment tax credits related to renewable energy facilities of Marina are recognized on the flow-through method.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

IDENTIFIABLE INTANGIBLE ASSETS - Identifiable intangible assets were acquired as part of the acquisition of Energenic projects as discussed in Note 3 and are a part of the On-Site Energy Production segment. The primary identifiable intangible assets of the Company are customer relationships. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years. The cost of identifiable intangible assets of $15.8 million and $21.6 million are included in Noncurrent Assets on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. The decrease in intangible assets of $5.7 million was attributable to the finalization of the purchase price allocation (see Note 3), which resulted in an adjustment of $4.6 million, along with amortization expense recorded during 2016 of $1.1 million. No amortization was recorded on these assets during 2015.

GOODWILL - Goodwill was acquired as part of the acquisition of Energenic projects as discussed in Note 3 and is a part of the On-Site Energy Production segment. Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The Company performed its annual goodwill impairment test in the fourth quarter of 2016 using a qualitative analysis at the reporting unit level. The reporting unit level is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. Factors utilized in the qualitative analysis performed on goodwill in our reporting units include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.The Company concluded based on the results of the annual testing performed that the carrying value of goodwill was not impaired as of December 31, 2016.

South Jersey Industries, Inc.
Part II

Goodwill of $4.8 million and $8.9 million is included in Noncurrent Assets on the consolidated balance sheets as of December 31, 2016 and 2015, respectively. The following table summarizes the changes in Goodwill for the year ended December 31, 2016 (in thousands):

2016
Beginning Balance, January 1	$8,880
Fair Value Adjustments During Measurement Period (See Note 3)	(4,042)
Ending Balance, December 31	$4,838

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2016, 2015 or 2014 had, or is expected to have, a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09, as follows:

•
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard improves the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.

•
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard clarifies identifying performance obligations and the licensing implementation guidance.

•
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard provides additional guidance on (a) the objective of the collectibility criterion, (b) the presentation of sales tax collected from customers, (c) the measurement date of non-cash consideration received, (d) practical expedients in respect of contract modifications and completed contracts at transition, and (e) disclosure of the effects of the accounting change in the period of adoption.

•
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to (Topic 606), Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance including the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management has formed an implementation team that is currently evaluating the impact that adoption of this guidance will have on the Company's financial statement results. Based on the review of customer contracts to date, the Company is not anticipating a material impact to its statements of consolidated income, cash flows or consolidated balance sheets upon adoption. The Company expects to transition to the new guidance using the modified retrospective approach.

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

South Jersey Industries, Inc.
Part II

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, the standard amends the evaluation of whether (a) fees paid to a decision maker or a service provider represent a variable interest, (b) a limited partnership or similar entity has the characteristics of a Variable Interest Entity ("VIE") and (c) a reporting entity is the primary beneficiary of a VIE. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Adoption of this guidance did not have an impact on the Company's financial statement results.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of this guidance did not have an impact on the Company's results of operations; however, balance sheet presentations were modified to conform to this guidance, as described under "Basis of Presentation" above.

Also in April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU provides guidance to customers (a) in determining whether a cloud computing arrangement includes a software license, and (b) on how the arrangement should be accounted for, depending on whether or not it includes a software license. The amended guidance was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of this guidance did not have an impact on the Company's financial statement results.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory. This standard requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The standard is required to be adopted on a modified retrospective basis with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the consolidated statement of cash flows. The ASU requires that the consolidated statement of cash flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the consolidated statement of cash flows and the cash and cash equivalents balance presented on the consolidated balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard provides amended and clarifying guidance regarding whether an integrated set of assets and activities acquired is deemed the acquisition of a business (and, thus, accounted for as a business combination) or the acquisition of assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The amendments in this Update are effective for annual and any interim impairment tests performed in periods beginning after December 31, 2019. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of the Company's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the years ended December 31, 2016, 2015 and 2014.   No stock appreciation rights have been issued under the plans. During the years ended December 31, 2016, 2015 and 2014, SJI granted 194,347, 158,929 and 136,526 restricted shares, respectively, to Officers and other key employees under the plans.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original share units granted.

South Jersey Industries, Inc.
Part II

Beginning in 2015, SJI began granting time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. In 2016 and 2015, Officers and other key employees were granted 58,304 and 47,678 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings growth rate per share (EGR) relative to a peer group to measure performance. In 2015, earnings-based performance targets included predefined EGR and ROE goals to measure performance. Beginning in 2016, performance targets include pre-defined compounded earnings annual growth rate (CEGR) for SJI. As EGR-based, ROE-based and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

SJI granted 35,197, 26,338 and 23,220 restricted shares to Directors in 2016, 2015 and 2014, respectively.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2016, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2015 - TSR	33,537	$26.31	16.0%	1.10%
	2015 - EGR, ROE, Time	73,118	$29.47	N/A	N/A
	2016 - TSR	66,101	$22.53	18.1%	1.31%
	2016 - CEGR, Time	122,759	23.52	N/A	N/A

Directors -	2016	35,197	$23.88	N/A	N/A

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

South Jersey Industries, Inc.
Part II

The following table summarizes the total stock-based compensation cost for the years ended December 31 (in thousands):

	2016	2015	2014
Officers & Key Employees	$3,051	$1,128	$1,260
Directors	841	769	633
Total Cost	3,892	1,897	1,893

Capitalized	(385)	(216)	(147)
Net Expense	$3,507	$1,681	$1,746

The table above reflects the reversal of approximately $0.1 million, $1.2 million and $1.1 million of previously recorded costs in 2016, 2015 and 2014, respectively. These reversals are associated with EPS-based grants for which performance goals were not met.

As of December 31, 2016, there was $4.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2016, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2016	226,191	26,338	$26.89
Granted	194,347	35,197	$23.28
Vested*	(113,917)	(26,338)	$25.69
Cancelled/Forfeited**	(11,106)	—	$25.11
Nonvested Shares Outstanding, December 31, 2016	295,515	35,197	$24.96

*Based on performance information available at the filing of this Report, management expects to award 29,044 shares associated with the 2014 grants to Officers and other key employees in 2017.
** Represents shares forfeited as a result of separation of employment prior to the satisfaction of service conditions.

Performance targets during the three-year vesting periods were not attained for the 2012 or 2013 Officer and other key employee grants that vested at December 31, 2014 and 2015, respectively. As a result, no shares were awarded in 2015 or 2016 associated with those grants. However, the initial performance hurdle for the 2015 time-based grant was met. As a result, 13,247 shares were awarded to Officers and other key employees in 2016 at a market value of $0.3 million. Also, during the years ended December 31, 2016, 2015 and 2014, SJI granted 35,197, 26,338 and 23,220 shares to its Directors at a market value of $0.8 million, $0.8 million and $0.6 million, respectively. The Company has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash.  At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods.  These deferred shares are included in Treasury Stock on the consolidated balance sheets.

South Jersey Industries, Inc.
Part II

3.	AFFILIATIONS AND DISCONTINUED OPERATIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic developed and operated on-site, self-contained, energy-related projects.

On December 31, 2015, Energenic, Marina and its joint venture partner entered into two Equity Distribution and Purchase Agreements (the "Transaction"), pursuant to which Marina became the sole owner of eight of the Energenic projects ("Marina Projects") and its joint venture partner became the sole owner of seven other Energenic projects ("Partner Projects"). The Transaction has been accounted for as a distribution of member interests by Energenic to its owners and a business combination through the exchange of member interests in various projects between Marina and its joint venture partner. In connection with the exchange, the joint venture partner provided a $19.5 million note payable to Marina. The note and other existing obligations of the joint venture partner to Marina are included in Notes Receivable on the consolidated balance sheets, with approximately $1.5 million being included as a current asset as of December 31, 2016 as it is due within one year. This note is collateralized by security interests in various energy project assets owned by the joint venture partner, as well as personal guarantees from its principals.

As part of the transaction, each party is relieved of any guarantees related to the Projects in which it no longer has an ownership interest.
The projects that are now wholly-owned by Marina are ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS.
Through December 31, 2015, Marina’s investment in Energenic was accounted for under the equity method of accounting. As such, Marina’s share of the equity value of the projects was included within Investment in Affiliates on the consolidated balance sheets and Marina’s share of the loss or earnings from the projects was included within Equity in (Loss) Earnings of Affiliated Companies on the statements of consolidated income for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the assets and liabilities of the projects that are now wholly-owned by Marina are consolidated into the consolidated balance sheets. Beginning in 2016, the respective results from operations and cash flows of the projects that are now wholly-owned by Marina are consolidated into the statements of consolidated income and cash flows, respectively. This transaction represents a non-cash investing and financing activity. The results of the acquired projects are included in the On-Site Energy Production segment.

The following table summarizes the final purchase price allocation and reflects 100% of the fair values of the assets acquired and the liabilities assumed by the Company in connection with the Transaction. Total consideration for the step acquisition of the remaining interest in the Marina Projects was $46.0 million, which represents the fair value of the Company’s interest in the Partner Projects exchanged ($31.5 million) as well as the existing value of the Marina Projects immediately prior to the exchange ($14.5 million) (in thousands):

Current assets (excluding inventory)	$7,804
Inventory	3,154
Note Receivable Received	19,504
Fixed Assets	46,460
Intangible Assets:
Identifiable Intangibles	16,950
Goodwill	4,838
Non-Current Assets	4,783
Current Liabilities	(8,196)
Note Payable - Affiliate	(16,986)
Long-Term Debt, including current portion	(21,642)
Capital Lease Payable	(10,458)
Other Non-Current Liabilities	(181)
Fair Value of Consolidated Assets and Liabilities of Acquired Projects	$46,030

The pro forma impact of this transaction on the operations of the Company is not significant.

South Jersey Industries, Inc.
Part II

Potato Creek, LLC (Potato Creek) - SJI and a joint venture partner formed Potato Creek, in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

PennEast Pipeline Company, LLC (PennEast) - Midstream has a 20% investment in PennEast, which is planning to construct an approximately 100-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey, with a target completion of late 2018.

The Company made net investments in unconsolidated affiliates of $7.5 million and $18.0 million in 2016 and 2015, respectively. During 2014, the Company provided net advances to unconsolidated affiliates of $2.4 million.  As of December 31, 2016 and 2015, the outstanding balance of Notes Receivable – Affiliate was $15.7 million and $16.4 million, respectively. As of December 31, 2016, approximately $13.6 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025, and the remaining $2.1 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2016, the Company had a net asset of approximately $28.9 million included in Investment in Affiliates on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2016 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $44.6 million.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2016	2015	2014
Loss before Income Taxes:
Sand Mining	$(205)	$(422)	$(620)
Fuel Oil	(179)	(338)	(274)
Income Tax Benefits	133	257	312
Loss from Discontinued Operations — Net	$(251)	$(503)	$(582)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$(0.01)	$(0.01)

South Jersey Industries, Inc.
Part II

4.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2016	2015	2014

Tax at Statutory Rate	$60,624	$37,440	$35,727
Increase (Decrease) Resulting from:
State Income Taxes	6,438	3,985	1,960
ESOP Dividend	(1,300)	(1,298)	(1,232)
Amortization of Investment Tax Credits - Utility	—	(149)	(211)
AFUDC	(900)	(1,109)	(1,481)
Investment and Other Tax Credits	(10,706)	(37,503)	(30,661)
Other - Net	(5)	(6)	347
Income Taxes:
Continuing Operations	54,151	1,360	4,449
Discontinued Operations	(133)	(257)	(312)
Total Income Tax Expense	$54,018	$1,103	$4,137

The provision for Income Taxes is comprised of the following (in thousands):

	2016	2015	2014
Current:
Federal	$—	$—	$(62)
State	(1,638)	(2,352)	3,052
Total Current	(1,638)	(2,352)	2,990
Deferred:
Federal	44,246	(4,622)	1,707
State	11,543	8,483	(37)
Total Deferred	55,789	3,861	1,670
Investment Tax Credit - Utility	—	(149)	(211)
Income Taxes:
Continuing Operations	54,151	1,360	4,449
Discontinued Operations	(133)	(257)	(312)
Total Income Tax Expense	$54,018	$1,103	$4,137

For the year ended December 31, 2016, the Company's overall tax expense increased primarily due to a decrease in the investment tax credits available on renewable energy facilities at Marina, along with higher income before income taxes.

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

South Jersey Industries, Inc.
Part II

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax assets and liabilities at December 31 (in thousands):

	2016	2015
Deferred Tax Assets:
Net Operating Loss Carryforward	$211,004	$195,358
Investment and Other Tax Credits	213,946	200,491
Derivatives / Unrealized Gain	—	5,652
Deferred State Tax	28,833	24,833
Pension & Other Post Retirement Benefits	19,351	29,998
Deferred Revenues	7,669	4,924
Provision for Uncollectibles	5,231	4,200
Other	8,368	6,448
Total Deferred Tax Asset	$494,402	$471,904

Deferred Tax Liabilities:
Book versus Tax Basis of Property	$732,535	$675,521
Deferred Gas Costs - Net	2,052	3,998
Derivatives / Unrealized Loss	1,794	—
Environmental Remediation	32,885	19,207
Deferred Regulatory Costs	1,554	566
Budget Billing - Customer Accounts	3,347	830
Deferred Pension & Other Post Retirement Benefits	34,432	42,216
Conservation Incentive Program	11,846	1,132
Equity In Loss Of Affiliated Companies	3,092	9,111
Other	14,414	15,268
Total Deferred Tax Liability	$837,951	$767,849

Deferred Tax Liability - Net	$343,549	$295,945

As of December 31, 2016, SJI has the following federal and state net operating loss carryforwards (in thousands):

	Net Operating Loss Carryforwards
Expire in:	Federal	State
2031	$163,572	$45,866
2032	42,988	19,356
2033	67,496	34,940
2034	119,122	28,622
2035	70,992	9,860
2036	93,508	81,369
	$557,678	$220,013

South Jersey Industries, Inc.
Part II

As of December 31, 2016, SJI has the following investment tax credit carryforwards (in thousands):

Expire in:	Investment Tax Credit Carryforward
2030	$11,628
2031	25,664
2032	32,071
2033	45,606
2034	37,699
2035	45,097
2036	11,659
$209,424

SJI has $1.2 million of federal alternative minimum tax credits which have no expiration date. SJI also has research and development credits of $3.3 million that will expire between 2031 and 2035. A valuation allowance is recorded when it is more likely than not that any of SJI's deferred tax assets will not be realized. SJI believes that it will generate sufficient future taxable income to realize the income tax benefits related to SJI's net deferred tax assets.

The total unrecognized tax benefits as of December 31, 2016, 2015, and 2014 were $1.4 million, $0.6 million, and $0.6 million, respectively, which excludes $0.7 million, of accrued interest and penalties for each period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2016	2015	2014
Balance at January 1,	$559	$552	$547
Increase as a result of tax positions taken in prior years	886	7	5
Balance at December 31,	$1,445	$559	$552

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2016, 2015 or 2014. The majority of the increased tax position in 2016 is attributable to research and development credits. The Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states and tax credits. Federal income tax returns from 2013 forward and state income tax returns from 2008 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31 (See Note 1):

	2016	2015	2014
Beginning of Year	70,965,622	68,334,860	65,430,084
New Issues During Year:
Dividend Reinvestment Plan	417,095	2,604,424	2,881,556
Stock-Based Compensation Plan	45,338	26,338	23,220
Public Equity Offering	8,050,000	—	—
End of Year	79,478,055	70,965,622	68,334,860

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2016 of approximately $207.5 million was recorded in Premium on Common Stock.

In May 2016, the Company issued and sold 8,050,000 shares of its common stock, par value $1.25 per share pursuant to a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 112,590, 195,139, and 150,062 shares for the years ended December 31, 2016, 2015 and 2014, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDENDS PER SHARE - Dividends per share were $1.07, $1.02 and $0.96 for the years ended December 31, 2016, 2015 and 2014, respectively.

DIVIDEND REINVESTMENT PLAN (DRP) — The Company offered a DRP which allowed participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases, prior to May 1, 2016. Shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. The Company raised $10.8 million and $63.2 million of equity capital through the DRP in 2016 and 2015, respectively. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any more new equity capital via the DRP in 2017.

7.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS —Marina is required to maintain escrow accounts related to ongoing capital projects as well as unused loan proceeds pending approval of construction expenditures. As of December 31, 2016 and 2015, the escrowed funds, including interest earned, totaled $1.9 million and $3.4 million, respectively.

The Company maintains margin accounts with selected counterparties to support its risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of December 31, 2016 and 2015, the balances in these accounts totaled $11.7 million and $43.7 million, respectively.

As of December 31, 2015, in accordance with an outstanding loan agreement with a third party, ACB was required to maintain control accounts, which included a debt service reserve of $1.7 million. In January 2016, the remaining debt on the loan agreement was paid (see Note 14); accordingly, there was no such reserve as of December 31, 2016.

The carrying amounts of the Restricted Investments approximate their fair values at December 31, 2016 and 2015, which would be included in Level 1 of the fair value hierarchy (see Note 17).

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

South Jersey Industries, Inc.
Part II

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

In 2015, management of the Company and Energenic evaluated the carrying value of the investment in this project and a related note receivable. Based on the inability of the Energenic subsidiaries to secure a permanent or long-term energy services agreement, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings during the second quarter of 2015 due to the reduction in the carrying value of the investment in this project recorded by Energenic. This charge was included in Equity in Loss of Affiliated Companies for the year ended December 31, 2015 on the statements of consolidated income.

The central energy center and energy distribution system owned by the Energenic subsidiaries was financed in part by the issuance of bonds during 2011. These bonds were collateralized primarily by certain assets of the central energy center and revenue from the energy services agreement with the hotel, casino and entertainment complex. During 2015, due to the cessation of normal business operations of the complex and the inability of the Energenic subsidiaries to meet its obligations under the bonds, the trustee for the bondholders filed suit to foreclose on certain assets of the central energy center. In November 2015 during settlement discussions, the bondholders alleged, among other things, that they were entitled to recover from Energenic itself, any amounts owed under the bonds that were not covered by the collateral, including principal, interest and attorney’s fees. The bondholders’ assertion was based on inconsistent language in the bond documents. In January 2016, Energenic and certain subsidiaries reached a multi-party settlement with the bondholders. This agreement resolves all outstanding litigation and transfers ownership of the bondholders’ collateral to the owners of the entertainment complex. The Company's share of this settlement was $7.5 million, which was accrued by Energenic as of December 31, 2015 and paid in 2016. The Company entered into agreements with its insurance carrier and external legal advisors to recover, net of legal costs, approximately $7.0 million of costs associated with the bondholder settlement discussed above. The Company received $2.1 million in the second quarter of 2016, which is included in Other Income on the statements of consolidated income for the year ended December 31, 2016, and $5.3 million was received in the third quarter of 2016 and is included in Equity in Earnings of Affiliated Companies on the statements of consolidated income for the year ended December 31, 2016, as the loss recorded in the prior year was included in this line item on the statements of consolidated income for the year ended December 31, 2015.

As of December 31, 2016, the Company, through its investment in Energenic, had a remaining net asset of approximately $0.6 million included in Investment in Affiliates on the consolidated balance sheets related to cogeneration assets for this project. In addition, the Company had approximately $13.6 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for the Company, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the complex and will evaluate the carrying value of the investment and the note receivable as future events occur.

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The note bore interest at 1.0% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. In July 2016, the note was repaid in full, including interest.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $9.5 million and $12.9 million as of December 31, 2016 and 2015, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.9 million and $1.3 million as of December 31, 2016 and 2015, respectively.  The annual amortization to interest is not material to the Company’s consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at December 31, 2016 and 2015, which would be included in Level 2 of the fair value hierarchy (see Note 17).

CREDIT RISK - As of December 31, 2016, approximately $9.3 million or 11.5% of current and noncurrent Derivatives–Energy Related Assets are transacted with three counterparties, all of which are investment-grade-rated.

South Jersey Industries, Inc.
Part II

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's financial instruments approximate their fair values at December 31, 2016 and 2015, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJI at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 17). The estimated fair values of SJI's long-term debt, including current maturities, as of December 31, 2016 and 2015, were $1,080.8 million and $1,079.0 million, respectively. The carrying amounts of SJI's long-term debt, including current maturities, as of December 31, 2016 and 2015, was $1,039.9 million and $1,026.9 million, respectively. The carrying amounts as of December 31, 2016 and 2015 are net of unamortized debt issuance costs of $7.6 million and $9.0 million, respectively (see Note 1).

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's other financial instruments approximate their fair values at December 31, 2016 and 2015.

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

•
On-Site energy production consists of Marina’s thermal energy facility and other energy-related projects. Included in this segment are the activities of the following significant entities: ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS. These entities became wholly-owned subsidiaries of Marina on December 31, 2015 (see Note 3).

•
Appliance service operations includes SJESP, which services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•
Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey. The activities of Midstream are a part of the Corporate and Services segment.

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

South Jersey Industries, Inc.
Part II

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	2016	2015	2014
Operating Revenues:
Gas Utility Operations	$461,055	$534,290	$501,875
Energy Group:
Wholesale Energy Operations	220,707	129,098	77,048
Retail Gas and Other Operations	92,371	87,198	127,001
Retail Electric Operations	182,540	150,049	123,773
Subtotal Energy Group	495,618	366,345	327,822
Energy Services:
On-Site Energy Production	94,375	63,665	56,129
Appliance Service Operations	7,898	11,186	10,518
Subtotal Energy Services	102,273	74,851	66,647
Corporate & Services	35,147	31,156	30,174
Subtotal	1,094,093	1,006,642	926,518
Intersegment Sales	(57,593)	(47,074)	(39,522)
Total Operating Revenues	$1,036,500	$959,568	$886,996

South Jersey Industries, Inc.
Part II

	2016	2015	2014
Operating Income:
Gas Utility Operations	$122,455	$119,585	$113,690
Energy Group:
Wholesale Energy Operations	41,667	35,024	9,493
Retail Gas and Other Operations	4,680	(3,218)	479
Retail Electric Operations	7,007	1,042	(466)
Subtotal Energy Group	53,354	32,848	9,506
Energy Services:
On-Site Energy Production	13,301	2,027	2,560
Appliance Service Operations	582	468	362
Subtotal Energy Services	13,883	2,495	2,922
Corporate and Services	(416)	1,966	1,485
Total Operating Income	$189,276	$156,894	$127,603

Depreciation and Amortization:
Gas Utility Operations	$63,901	$58,668	$52,155
Energy Group:
Wholesale Energy Operations	484	435	168
Retail Gas and Other Operations	337	161	83
Subtotal Energy Group	821	596	251
Energy Services:
On-Site Energy Production	43,395	30,242	25,020
Appliance Service Operations	301	316	269
Subtotal Energy Services	43,696	30,558	25,289
Corporate and Services	1,400	1,220	816
Total Depreciation and Amortization	$109,818	$91,042	$78,511

Interest Charges:
Gas Utility Operations	$17,875	$19,906	$17,872
Energy Group:
Wholesale Energy Operations	—	441	371
Retail Gas and Other Operations	350	185	267
Subtotal Energy Group	350	626	638
Energy Services:
On-Site Energy Production	11,961	8,169	8,723
Corporate and Services	12,118	11,822	8,803
Subtotal	42,304	40,523	36,036
Intersegment Borrowings	(10,855)	(8,901)	(6,476)
Total Interest Charges	$31,449	$31,622	$29,560

South Jersey Industries, Inc.
Part II

	2016	2015	2014

Income Taxes:
Gas Utility Operations	$39,366	$36,945	$34,895
Energy Group:
Wholesale Energy Operations	15,882	14,410	4,822
Retail Gas and Other Operations	2,118	(978)	787
Retail Electric Operations	2,862	426	(190)
Subtotal Energy Group	20,862	13,858	5,419
Energy Services:
On-Site Energy Production	(6,353)	(49,225)	(36,404)
Appliance Service Operations	232	186	223
Subtotal Energy Services	(6,121)	(49,039)	(36,181)
Corporate and Services	44	(404)	316
Total Income Taxes	$54,151	$1,360	$4,449

Property Additions:
Gas Utility Operations	$228,275	$218,260	$201,737
Energy Group:
Wholesale Energy Operations	7	382	18
Retail Gas and Other Operations	1,642	2,053	1,421
Subtotal Energy Group	1,649	2,435	1,439
Energy Services:
On-Site Energy Production (1)	38,193	139,018	132,214
Appliance Service Operations	431	379	84
Subtotal Energy Services	38,624	139,397	132,298
Corporate and Services	1,141	1,902	3,995
Total Property Additions	$269,689	$361,994	$339,469
(1) The property additions for On-Site Energy Production in 2016 and 2015 do not include the approximately $5.6 million and $40.9 million of Property, Plant and Equipment obtained through the acquisition of eight Energenic projects as discussed in Note 3.

	2016	2015
Identifiable Assets (See Note 1):
Gas Utility Operations	$2,551,923	$2,281,576
Energy Group:
Wholesale Energy Operations	233,019	231,660
Retail Gas and Other Operations	52,729	55,111
Retail Electric Operations	41,280	55,528
Subtotal Energy Group	327,028	342,299
Energy Services:
On-Site Energy Production	767,710	790,231
Appliance Service Operations	2,879	4,885
Subtotal Energy Services	770,589	795,116
Discontinued Operations	1,756	1,545
Corporate and Services	649,795	652,325
Intersegment Assets	(570,524)	(600,928)
Total Identifiable Assets	$3,730,567	$3,471,933

9.    LEASES:

Marina is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2016 and 2015, the carrying costs of this property and equipment under operating lease was $75.9 million and $78.2 million, respectively (net of accumulated depreciation of $31.4 million and $28.5 million, respectively), and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on this operating lease of property and equipment as of December 31, 2016 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2017	$5,396
2018	5,396
2019	5,396
2020	5,396
2021	5,396
Thereafter	29,230
Total minimum future rentals	56,210

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

BCLE was considered to be the lessee of certain electric generating units and related facilities and equipment under a capital lease which was set to expire in October 2027. The interest rate related to the obligation was 6.8%, and the related facilities and equipment were being amortized over the useful life ranging from 7-39 years. As of December 31, 2015, the carrying costs of this property and equipment under capital lease was $4.1 million and was included in Nonutility Property and Equipment in the consolidated balance sheets. On December 31, 2016, BCLE terminated the lease and purchased the respective assets for $10.6 million. Total accumulated depreciation taken on this capital lease, prior to termination, was $0.2 million as of December 31, 2016; no depreciation was taken on this lease by Marina as of December 31, 2015.

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

In January 2017, SJG filed a base rate case with the BPU to increase its base rates in order to obtain a return on new capital investments made by SJG since the settlement of its last base rate case in 2014. SJG expects the base rate case to be concluded during 2017 (see Note 19).

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

•
January 2016 - SJG provided a BGSS bill credit of approximately $20.0 million to its residential and small commercial customers. This credit was in addition to the overall rate reduction that was approved by the BPU and took effect in 2015.

•	June 2016 - SJG filed its annual BGSS filing with the BPU, requesting a $47.1 million decrease in gas cost recoveries.

•	September 2016 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $47.1 million decrease in gas cost recoveries, effective October 2016.

•
December 2016 - SJG provided a BGSS bill credit of approximately $10.0 million to its residential and small commercial customers. The credit was in addition to the overall rate reduction that was approved by the BPU and took effect in October 2016.

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

•
June 2016 - SJG filed its annual CIP filing with the BPU, requesting a $46.5 million increase in revenues, which includes a $9.9 million increase in non-weather related revenues and a $36.6 million increase in weather related revenues.

•	September 2016 - The BPU issued an Order approving, on a provisional basis, the 2016-2017 CIP rates filed in June 2016, effective October 2016.

Accelerated Infrastructure Replacement Program (AIRP) - In February 2013, the BPU issued an Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. Pursuant to the Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.

Regulatory actions regarding AIRP were as follows:

•
September 2014 - The BPU approved SJG’s base rate case, which included a $7.5 million increase in revenues associated with the roll in of $69.9 million of AIRP investments, inclusive of $3.2 million of AFUDC, into base rates.

•
February 2016 - SJG filed a petition with the BPU for approval to continue its AIRP, which was set to expire at the end of 2016. In its petition, SJG requested to extend the AIRP for an additional seven years with program investments totaling approximately $500.0 million. In its Petition, SJG also requested to increase revenues by $13.0 million to reflect in base rates all AIRP investments made from the time of SJG’s last base rate case to the end of the initial AIRP.

South Jersey Industries, Inc.
Part II

•
October 2016 - The BPU issued an Order approving an extension of the AIRP for a five-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. The BPU also approved an $11.0 million increase in revenues associated with the roll in of $80.2 million of AIRP investments, inclusive of $5.7 million of AFUDC, into base rates, effective December 1, 2016.

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

Regulatory actions regarding SHARP were as follows:

•
August 2014 - The BPU approved the SHARP, authorizing SJG to invest $103.5 million over three years for system hardening on barrier islands.  SJG will earn a return on these investments as they are made and will reflect the investments in base rates through annual rate adjustments.

•
April 2015 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $4.0 million to reflect approximately $36.6 million of SHARP investments made from July 2014 through June 2015.

•	September 2015 - The BPU approved SJG’s request to increase annual revenues from base rates by $4.0 million, effective October 1, 2015.

•
April 2016 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $4.3 million to reflect approximately $33.7 million of SHARP investments made from July 2015 through June 2016.

•
September 2016 - The BPU approved an increase in annual revenues from base rates of $3.9 million to reflect the roll-in of $33.7 million of SHARP investments made from July 2015 through June 2016, effective October 1, 2016.

Energy Efficiency Tracker (EET) - Under this program, SJG was permitted to invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. SJG also recovered incremental operating and maintenance expenses and earn a return of, and return on, program investments. In June 2013, the BPU authorized SJG to continue to offer Energy Efficiency Programs (EEPs) through June 2015 with an approved budget of $24.0 million. In August 2015, the BPU approved a two-year extension of SJG’s EEPs through August 31, 2017, with a program budget of $36.3 million.

Regulatory actions regarding the EET/EEP were as follows:

•
May 2014 - SJG filed its annual EET rate adjustment petition requesting a $1.4 million increase in revenues to recover the costs of, and the allowed return on, prior investments associated with energy efficiency programs.

•	September 2014 - The BPU approved a revenue increase of $2.2 million associated with the 2012-2013 annual EET rate adjustment filing, with rates effective October 1, 2014.

•
January 2015 - SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed budget of $56.0 million and with the same rate recovery mechanism that exists for its current EEPs.

•
June 2015, SJG filed its annual EET rate adjustment petition, requesting a $7.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEPs.

•
August 2015, the BPU approved a two-year extension of SJG's EEPs through August 31, 2017, with a program budget of $36.3 million. The BPU’s approval permitted SJG to adjust its EET rate, effective September 1, 2015, to increase annual revenues by $2.6 million, to recover projected costs and the allowed return on the first year of its investments in the EEP extension.

•	February 2016 - The BPU approved a revenue decrease of $7.9 million associated with the two most recent annual EET rate adjustment filings, effective April 1, 2016.

•
June 2016 - SJG filed its annual EET rate adjustment petition, requesting a $0.8 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEPs.

•	October 2016 - The BPU approved a revenue decrease of $1.6 million associated with SJG's annual EET rate adjustment filing, effective November 10, 2016.

•
November 2016 - SJG filed a letter petition requesting an extension of its current Energy Efficiency Program (“EEP III”) through December 31, 2018, allowing SJG to spend the remainder of its existing BPU approved budget over the extended term. The BPU approved this extension in January 2017.

South Jersey Industries, Inc.
Part II

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program.

Regulatory actions regarding the SBC, with the exception of USF, which requires separate regulatory filings, were as follows:

•	July 2014 - SJG made its annual 2014-2015 SBC filing requesting a $25.7 million decrease in SBC revenues. The BPU approved this filing in May 2015.

•	July 2015 - SJG made its annual 2015-2016 SBC filing, requesting a $5.0 million decrease in SBC revenues. The BPU approved this filing in April 2016.

•	July 2016 - SJG made its annual 2016-2017 SBC filing, requesting a $16.0 million increase in SBC revenues. This petition is currently pending.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (see Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, "Environmental Remediation Cost Expended - Net." RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2016 and 2015, SJG reflected the unamortized remediation costs of $72.0 million and $42.0 million, respectively, on the consolidated balance sheets under Regulatory Assets (see Note 11). Since implementing the RAC in 1992, SJG has recovered $112.7 million through rates.

Clean Energy Program Clause (CLEP) - A component of the SBC, the CLEP recovers costs associated with state mandated NJCEP as it relates to SJG's energy efficiency and renewable energy programs. In June 2013, the BPU approved a NJCEP funding level of $345.0 million through June 2014, of which SJG was responsible for $14.5 million. In June 2014, the BPU approved a NJCEP funding level of $345.0 million through June 2015, of which SJG was responsible for $14.5 million. In June 2015, the BPU approved a NJCEP funding level of $345.0 million through June 2016, of which SJG was responsible for $14.6 million.  In June of 2016, the BPU approved a NJCEP funding level of $345.0 million through June 2017, of which SJG was responsible for $14.6 million.

CLEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

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

•
June 2016 - SJG made its annual USF filing, along with the State’s other electric and gas utilities, proposing to increase the statewide gas revenues by $56.0 million.  This proposal was designed to increase SJG’s annual USF revenue by $1.1 million.

•
September 2016 - The BPU approved the statewide budget of $56.0 million for all the State’s gas utilities.  SJG's portion of the total is approximately $5.6 million, which increased rates effective October 1, 2016, resulting in a $1.1 million increase to its USF recoveries.

South Jersey Industries, Inc.
Part II

Other Regulatory Matters -

Unbundling - This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2016, 33,467 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity Costs - SJG is permitted to defer and recover incremental costs incurred as a result of Pipeline Integrity Management regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's 2014 base rate case, it was permitted to recover previously deferred pipeline integrity costs incurred from October 2010 through June 2014.  In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in the next base rate proceeding, subject to review by the BPU.  As of December 31, 2016 and 2015, deferred pipeline integrity costs totaled $4.0 million and $2.7 million, respectively, and are included in other regulatory assets (see Note 11).

Filings and petitions described above are still pending, unless otherwise indicated.

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets consisted of the following items (in thousands):

	December 31, 2016	December 31, 2015
Environmental Remediation Costs:
Expended - Net	$71,997	$42,032
Liability for Future Expenditures	153,047	123,194
Deferred Asset Retirement Obligation Costs	43,014	42,430
Deferred Pension and Other Postretirement Benefit Costs	85,693	79,779
Deferred Gas Costs - Net	—	2,701
Conservation Incentive Program Receivable	27,567	2,624
Deferred Interest Rate Contracts	7,365	7,631
Energy Efficiency Tracker	219	496
Pipeline Supplier Service Charges	2,122	3,776
Pipeline Integrity Cost	4,810	4,596
AFUDC - Equity Related Deferrals	12,434	11,423
Other Regulatory Assets	2,478	2,752

Total Regulatory Assets	$410,746	$323,434

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. SJG is currently permitted to recover interest on Environmental Remediation Costs, Societal Benefit Costs Receivable, Energy Efficiency Tracker and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

South Jersey Industries, Inc.
Part II

Environmental Remediation Costs - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites.  SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the consolidated balance sheets under the captions "Current Liabilities" and "Deferred Credits and Other Noncurrent Liabilities." The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2015 is a result of expenditures made during 2016 and an increase in the expected future expenditures for remediation activities, primarily due to an increase in the scope of the remediation at a site related to additional contamination being discovered.

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

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG to recover costs related to postretirement benefits under the accrual method of accounting consistent with GAAP. SJG's regulatory asset represents the recognition of the underfunded positions of SJG's pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (see Note 12).

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

AFUDC Equity Related Deferrals - This regulatory asset represents the future revenue to recover the future income taxes related to the deferred tax liability for the equity component of AFUDC. Included in the balance is $1.0 million which is being recovered over a period of three years as approved by the BPU in SJG’s 2014 rate case settlement.  The remaining balance is being amortized over the life of the associated utility plant.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

South Jersey Industries, Inc.
Part II

Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2016	December 31, 2015
Excess Plant Removal Costs	$28,226	$32,644
Deferred Revenue - Net	17,800	—
Societal Benefit Costs Payable	3,095	10,197

Total Regulatory Liabilities	$49,121	$42,841

Excess Plant Removal Costs - Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of SJG's September 2014 base rate increase, SJG is required to amortize approximately $1.1 million of this balance to depreciation expense each year.

Deferred Revenue - Net - The BGSS changed from a $2.7 million regulatory asset at December 31, 2015 to a $17.8 million regulatory liability at December 31, 2016, primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity. See previous discussion under "Deferred Gas Costs - Net" above.

Societal Benefit Costs Payable - This regulatory liability primarily represents cumulative costs less recoveries under the USF and CLEP programs (see Note 10).

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. Approximately 38.2% of the Company's current, full-time, regular employees will be entitled to annuity payments upon retirement. Participation in the Company's qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI's defined contribution plan. Certain SJI officers also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	2016	2015	2014
Service Cost	$4,843	$5,337	$4,510
Interest Cost	12,125	11,168	10,735
Expected Return on Plan Assets	(13,508)	(14,789)	(13,491)
Amortizations:
Prior Service Cost	212	212	175
Actuarial Loss	9,394	10,608	5,716
Net Periodic Benefit Cost	13,066	12,536	7,645
Capitalized Benefit Costs	(4,645)	(4,805)	(3,047)
Deferred Benefit Costs	(645)	(1,007)	—
Total Net Periodic Benefit Expense	$7,776	$6,724	$4,598

South Jersey Industries, Inc.
Part II

	Other Postretirement Benefits
	2016	2015	2014
Service Cost	$851	$1,116	$891
Interest Cost	2,615	2,973	2,852
Expected Return on Plan Assets	(3,104)	(2,993)	(2,603)
Amortizations:
Prior Service (Credits) Cost	(344)	608	152
Actuarial Loss	1,109	1,342	974
Net Periodic Benefit Cost	1,127	3,046	2,266
Capitalized Benefit Costs	(277)	(1,043)	(722)
Deferred Benefit Costs	—	(256)	—
Total Net Periodic Benefit Expense	$850	$1,747	$1,544

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables in 2015. Deferred benefit costs are expected to be recovered through rates as part of SJG's next base rate case.

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2015	$71,177	$27,863	$39,468	$6,755

Amounts Arising during the Period:
Net Actuarial (Loss)/Gain	(463)	(3,155)	59	(2,285)
Prior Service Cost		(499)		(106)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,079)	(1,107)	(4,452)	(221)
Prior Service Cost	(203)	(7,755)	(9)	(2,081)

Balance at December 31, 2015	64,432	15,347	35,066	2,062

Amounts Arising during the Period:
Net Actuarial Gain	9,706	2,584	8,370	829
Prior Service Credit	—	257	—	84
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,485)	(945)	(3,838)	(154)
Prior Service Cost	(203)	—	(8)	—

Balance at December 31, 2016	$68,450	$17,243	$39,590	$2,821

South Jersey Industries, Inc.
Part II

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2017 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$127	$(257)
Net Actuarial Loss	$6,202	$1,040

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2017 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$5	$(87)
Net Actuarial Loss	$3,943	$207

South Jersey Industries, Inc.
Part II

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

	Pension Benefits		Other Postretirement Benefits

	2016	2015	2016	2015
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$254,195	$265,434	$57,430	$75,592
Service Cost	4,843	5,337	851	1,116
Interest Cost	12,125	11,168	2,615	2,973
Actuarial Loss (Gain)	18,254	(17,349)	3,121	(8,591)
Retiree Contributions	—	—	81	700
Plan Amendments	—	—	—	(9,899)
Benefits Paid	(11,129)	(10,395)	(3,748)	(4,461)
Benefit Obligation at End of Year	$278,288	$254,195	$60,350	$57,430

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$184,824	$180,523	$47,759	$43,222
Actual Return on Plan Assets	13,569	(2,321)	2,784	(423)
Employer Contributions	2,278	17,017	3,656	8,721
Retiree Contributions	—	—	81	700
Benefits Paid	(11,129)	(10,395)	(3,748)	(4,461)
Fair Value of Plan Assets at End of Year	$189,542	$184,824	$50,532	$47,759

Funded Status at End of Year:	$(88,746)	$(69,371)	$(9,818)	$(9,671)
Amounts Related to Unconsolidated Affiliate	326	204	540	509
Accrued Net Benefit Cost at End of Year	$(88,420)	$(69,167)	$(9,278)	$(9,162)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(2,463)	$(2,261)	$—	$—
Noncurrent Liabilities	(85,957)	(66,906)	(9,278)	(9,162)
Net Amount Recognized at End of Year	$(88,420)	$(69,167)	$(9,278)	$(9,162)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$538	$741	$(3,032)	$(3,289)
Net Actuarial Loss	67,912	63,691	20,275	18,636
	$68,450	$64,432	$17,243	$15,347

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs	$69	$77	$(989)	$(1,074)
Net Actuarial Loss	39,521	34,989	3,810	3,136
	$39,590	$35,066	$2,821	$2,062

South Jersey Industries, Inc.
Part II

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI's qualified employee pension plans were $224.3 million and $208.3 million, respectively, as of December 31, 2016; and $207.7 million and $191.9 million, respectively, as of December 31, 2015.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2016 and 2015.  The value of these assets were $189.5 million and $184.8 million as of December 31, 2016 and 2015, respectively, and can be seen in the table above. The PBO and ABO for SJI's non-funded SERP were $53.9 million and $51.9 million, respectively, as of December 31, 2016; and $46.5 million and $45.0 million, respectively, as of December 31, 2015. The SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Discount Rate	4.30%	4.83%	4.13%	4.73%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount Rate	4.83%	4.25%	5.09%	4.73%	4.20%	4.91%
Expected Long-Term Return on Plan Assets	7.50%	7.75%	7.75%	6.50%	6.25%	6.25%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

In 2014, the Society of Actuaries (SOA) released new mortality tables (RP-2014 base table with MP-2014 generational projection scale), which indicated that the average life expectancy of both active and retired plan participants had increased. Obligations as of December 31, 2014, disclosed herein reflect the use of those new tables. In 2015, the SOA released an update to the RP-2014 tables (MP-2015 base tables), slightly reducing the average life expectancy previously released. The obligations as of December 31, 2016 and 2015, disclosed herein, reflect the use of the updated 2015 tables. While the adoption of the new tables impacts liabilities significantly as of December 31of the year of adoption, the impact on expense did not occur until the subsequent year.

The discount rates used to determine the benefit obligations at December 31, 2016 and 2015, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

South Jersey Industries, Inc.
Part II

PLAN ASSETS - The Company's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 28-48 percent U.S. equity securities, 13-25 percent international equity securities, 32-42 percent fixed income investments, and 0-7 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap and mid-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2016.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2016, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, which will serve as the basis for presentation throughout the remainder of this Note.

South Jersey Industries, Inc.
Part II

The fair values of SJI's pension plan assets at December 31, 2016 and 2015 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Cash / Cash Equivalents:
Cash	$63	$63	$—	$—
Common/Collective Trust Funds (a)	460	—	460	—
STIF-Type Instrument (b)	1,431	—	1,431	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	51,902	—	51,902	—
Common/Collective Trust Funds - International (a)	33,096	—	33,096	—
U.S. Large-Cap (c)	17,792	17,792	—	—
U.S. Mid-Cap (c)	2,479	2,479	—	—
International (c)	3,340	3,340	—	—
Fixed Income:
Common/Collective Trust Funds (a)	54,970	—	54,970	—
Guaranteed Insurance Contract (d)	9,714	—	—	9,714
Other types of investments:
Private Equity Fund (f)	5,100	—	—	5,100
Common/Collective Trust Fund - Real Estate (g)	9,195	—	—	9,195
Total	$189,542	$23,674	$141,859	$24,009

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2015
Cash / Cash Equivalents:
Cash	$35	$35	$—	$—
Common/Collective Trust Funds (a)	858	—	858	—
STIF-Type Instrument (b)	1,360	—	1,360	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	52,058	—	52,058	—
Common/Collective Trust Funds - International (a)	33,236	—	33,236	—
U.S. Large-Cap (c)	14,305	14,305	—	—
U.S. Mid-Cap (c)	3,407	3,407	—	—
U.S. Small-Cap (c)	260	260	—	—
International (c)	1,695	1,695	—	—
Fixed Income:
Common/Collective Trust Funds (a)	50,664	—	50,664	—
Guaranteed Insurance Contract (d)	9,960	—	—	9,960
Hedge Funds (e)	4,159	—	—	4,159
Other types of investments:
Private Equity Fund (f)	4,312	—	—	4,312
Common/Collective Trust Fund - Real Estate (g)	8,515	—	—	8,515
Total	$184,824	$19,702	$138,176	$26,946

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

South Jersey Industries, Inc.
Part II

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at January 1, 2015	$10,912	$4,331	$3,616	$7,476	$26,335
Actual return on plan assets:
Relating to assets still held at the reporting date	(106)	(172)	(302)	1,039	459
Relating to assets sold during the period	25	—	429	—	454
Purchases, Sales and Settlements	(871)	—	569	—	(302)
Balance at December 31, 2015	9,960	4,159	4,312	8,515	26,946
Actual return on plan assets:
Relating to assets still held at the reporting date	541	(67)	(140)	680	1,014
Relating to assets sold during the period	14	—	245	—	259
Purchases, Sales and Settlements	(801)	(4,092)	683	—	(4,210)
Balance at December 31, 2016	$9,714	$—	$5,100	$9,195	$24,009

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

South Jersey Industries, Inc.
Part II

The fair values of SJI's other postretirement benefit plan assets at December 31, 2016 and 2015 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2016:
Cash	$—	$—	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$14,878	$—	$14,878	$—
Common/Collective Trust Funds - International (a)	8,674	—	8,674	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	13,537	—	13,537	—
Other Types of Investments:
Company Owned Life Insurance (c)	13,443	—	13,443	—
Total	$50,532	$—	$50,532	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2015:
Cash	$26	$26	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$13,522	$—	$13,522	$—
Common/Collective Trust Funds - International (a)	8,313	—	8,313	—
Mutual Fund - U.S. (b)	1,309	1,309	—	—
Mutual Funds - International (b)	983	983	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	13,187	—	13,187	—
Mutual Funds - Bonds (b)	1,441	1,441	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	152	152	—	—
Company Owned Life Insurance (c)	8,826	—	8,826	—
Total	$47,759	$3,911	$43,848	$—

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

South Jersey Industries, Inc.
Part II

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2017	$12,141	$4,399
2018	$12,583	$4,316
2019	$13,529	$4,403
2020	$14,056	$4,514
2021	$14,757	$4,511
2022 - 2025	$86,727	$21,308

CONTRIBUTIONS - SJI contributed $15.0 million to the pension plans in 2015, with no pension contribution made in 2016 or 2014. Payments related to the unfunded SERP plan in 2016, 2015 and 2014 were $2.3 million, $2.0 million and $1.5 million, respectively. SERP payments are expected to approximate $2.5 million in 2017. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less costs incurred directly by SJG.

DEFINED CONTRIBUTION PLAN - SJI offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees.  For employees eligible for participation in SJI's defined benefit pension plan, SJI matches 50% of participants' contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI's defined benefit pension plans, SJI matches 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,500, if 10 or fewer years of service, or $2,000, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $2.3 million, $2.1 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

13.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2016 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJG:
Commercial Paper Program/Revolving Credit Facility	$200,000	$105,100	(A)	$94,900	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2017

Total SJG	210,000	105,100		104,900

SJI:

Revolving Credit Facility	450,000	196,600	(B)	253,400	Various	(C)

Total SJI	450,000	196,600		253,400

Total	$660,000	$301,700		$358,300

(A) Includes letters of credit outstanding in the amount of $0.8 million.

(B) Includes letters of credit outstanding in the amount of $4.8 million.

South Jersey Industries, Inc.
Part II

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

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 1.47%, 1.13% and 0.83% at December 31, 2016, 2015 and 2014, respectively. Average borrowings outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2016 and 2015 were $321.9 million and $335.0 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2016 and 2015 were $467.7 million and $471.1 million, respectively.

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

South Jersey Industries, Inc.
Part II

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2016	2015
Long-Term Debt (A):
South Jersey Gas Company:
First Mortgage Bonds: (B)
5.437%	Series due 2016 (C)	$—	$10,000
4.6%	Series due 2016 (C)	—	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024 (D)	50,000	50,000
3.03%	Series due 2024 (E)	35,000	35,000
3.63%	Series due 2025 (F)	8,182	9,091
4.84%	Series due 2026 (G)	15,000	15,000
4.93%	Series due 2026 (H)	45,000	45,000
4.03%	Series due 2027	45,000	45,000
4.01%	Series due 2030 (I)	50,000	50,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Bonds at variable rates due 2036 (J)		24,900	24,900
SJG Term Facility (K)		200,000	139,000

Marina Energy LLC: (L)
Series A 2001 Bonds at variable rates due 2031		20,000	20,000
Series B 2001 Bonds at variable rates due 2021		25,000	25,000
Series A 2006 Bonds at variable rates due 2036		16,400	16,400

South Jersey Industries:
2.71%	Series B 2012 Notes due 2017 (M)	16,000	16,000
3.05%	Series due 2019	60,000	60,000
3.05%	Series due 2019	30,000	30,000
3.05%	Series due 2019	50,000	50,000
3.46%	Series C 2012 Notes due 2022	35,000	35,000
Series Notes at variable rates due 2019 (N)		40,000	40,000
Series Notes at variable rates due 2019 (N)		60,000	60,000
South Jersey Industries Term Loan at variable rates due 2020 (O)		50,000	50,000

ACB Energy Partners, LLC:
7.60%	Loan & Security Agreement (P)	—	12,735

Other Energy Project Debt (Q):
4.83%	ACLE	—	3,551
4.83%	SCLE	—	1,738
4.83%	SXLE	—	3,433

Total Long-Term Debt Outstanding (R)		$1,047,482	$1,035,848
Less Current Maturities		(231,909)	(29,454)

Total Long-Term Debt (R)		$815,573	$1,006,394

South Jersey Industries, Inc.
Part II

(A)	Long-term debt maturities for the succeeding five years are as follows (in thousands): 2017: $231,909; 2018: $38,909; 2019: $258,909; 2020: $67,909; and 2021: $52,909.

(B)
The First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant. In January 2017, the First Mortgage was amended and restated in its entirety (see Note 19).

(C)	In July 2016, SJG retired $17.0 million of 4.60% Medium Term Notes (MTN's) at maturity. In August 2016, SJG retired $10.0 million of 5.437% MTN's at maturity.

(D)	SJG has $50.0 million of 3.00% MTN's, with $10.0 million due annually beginning September 2020 with the final payment due September 2024.

(E)	SJG has $35.0 million of 3.03% MTN's, with $7.0 million due annually beginning November 2020 with the final payment due November 2024.

(F)
SJG pays $0.9 million annually toward the principal amount of 3.63% MTN's, with the final payment to be made December 2025. As such, $0.9 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(G)	SJG has $15.0 million of 4.84% MTN's, with $2.5 million due annually beginning March 2021 with the final payment due March 2026.

(H)	SJG has $45.0 million of 4.93% MTN's, with $7.5 million due annually beginning June 2021 with the final payment due June 2026.

(I)
SJG has $50.0 million of 4.01% MTN's with several due dates, as follows: $8.0 million each due November 2018 and 2019; $2.0 million due November 2025; $3.0 million due November 2026; $8.0 million due November 2027; and $7.0 million each due November 2028, 2029 and 2030.

(J)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2016 was 0.74%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August 2018. These bonds contain no financial covenants.

(K)
SJG had a $200.0 million multiple-draw term facility offered by a syndicate of banks which was set to expire in June 2017. This facility bore interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of December 31, 2015, SJG had borrowed an aggregate $139.0 million under this facility at an average interest rate of 1.17% and the proceeds were used to pay down short-term debt. In January 2016, SJG issued an additional $61.0 million of long-term debt at an average interest rate of 1.41% under this facility. As such, the total outstanding amount under this facility as of December 31, 2016 was $200.0 million, which was classified in current portion of long-term debt on the consolidated balance sheets as it was due within one year. In January 2017, this term facility was paid in full (see Note 19).

(L)
Marina has issued $61.4 million of unsecured variable-rate revenue bonds through the New Jersey Economic Development Authority (NJEDA). The variable rates at December 31, 2016 for the Series A 2001, Series B 2001, and Series A 2006 bonds were 0.72%, 0.73% and 0.72% respectively. The interest rate on all but $46.1 million of the bonds has been effectively fixed via interest rate swaps at 4.22% until January 2026.  These bonds contain no financial covenants.  Liquidity support on these bonds is provided under a letter of credit facility from a commercial bank that expires in March 2018.

(M)
As of December 31, 2016, $16.0 million of aggregate principal amount of 2.71% Senior Notes, due June 2017, are classified in current portion of long-term debt on the consolidated balance sheets. SJI plans to pay off this debt at maturity.

(N)	At December 31, 2016, the floating rate on these Senior Notes was 2.32%.

(O)
In October 2015, SJI entered into an unsecured, variable-rate term loan of $50.0 million, which matures in October 2020. This agreement replaced existing facilities that expired in October 2015. The variable rate at December 31, 2016 was 1.79%.

South Jersey Industries, Inc.
Part II

(P)
ACB had a Loan and Security Agreement (“LSA”) with a third party to borrow up to $16.0 million. Under the LSA, ACB paid principal and interest (at a fixed rate of 7.60%) in equal quarterly installments that began in February 2011 and was scheduled to run through February 2021. In December 2015, ACB became a wholly-owned subsidiary of Marina (see Note 3); as such, the remaining outstanding debt of $12.7 million was included on the Company's consolidated balance sheets as of December 31, 2015. In January 2016, the Company paid $12.7 million to retire outstanding debt.

(Q)
ACLE, SCLE and SXLE (the "Other Energy Projects") had long-term debt agreements with a third party to borrow up to $10.0 million. Under the debt agreements, the Other Energy Projects paid principal and interest (at a fixed rate of 4.83%) in equal installments that began December 2013 and was scheduled to run through December 2020. In December 2015, the Other Energy Projects became wholly-owned subsidiaries of Marina (see Note 3); as such, the outstanding debt of $8.7 million was included on the Company's consolidated balance sheets as of December 31, 2015. In August 2016, the Company paid an aggregate $8.3 million to retire outstanding long-term debt for the Other Energy Projects.

(R)
Total Long-Term Debt in the table above does not include unamortized debt issuance costs of $7.6 million and $9.0 million for the years ended December 31, 2016 and 2015, respectively, which were reclassified to Long-Term Debt on the consolidated balance sheets to conform to ASU 2015-03 (see Note 1).

In December 2015, SJG filed a petition with the BPU to issue up to $400.0 million of long term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in March 2016.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $5.6 million per month and is recovered on a current basis through the BGSS.  SJRG has also committed to purchase a minimum of 745,000 dts/d and up to 940,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index based prices.

PENDING LITIGATION - The Company is subject to claims arising in the ordinary course of business and other legal proceedings. The Company has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

The Company is currently involved in a pricing dispute related to two long-term gas supply contracts whereby the Company had sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier countersued the Company claiming it is owed an amount which we extrapolate to be $14.9 million from SJG, plus interest, and $40.2 million from SJRG, plus interest, through December 31, 2016. We believe any monies received or paid associated with the SJG claims would reflect gas costs that would be recovered from SJG's customers through adjusted rates.

The Company is also involved in a dispute related to a three-year capacity management contract with a counterparty whereby the Company is the manager. The counterparty is claiming that it is owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract.

Liabilities related to these claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. The Company has accrued approximately $3.1 million and $3.2 million related to all claims in the aggregate as of December 31, 2016 and 2015, respectively. Although the Company does not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, the Company can provide no assurance regarding the outcome of litigation.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45.0% of our workforce at December 31, 2016. The Company has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2018. The remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

South Jersey Industries, Inc.
Part II

GUARANTEES - As of December 31, 2016, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts and for Marina's construction and operating activities. As of December 31, 2016, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $125.4 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

As of December 31, 2016, SJI had issued $6.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable our subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2016, SJI provided $4.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. The Company also provided $87.5 million of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project.

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

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites. Also, SJG had purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that SJG was required to make at 11 of its sites. This policy provided coverage up to $50.0 million, which was exhausted in 2012.

Since the early 1980s, SJI accrued environmental remediation costs of $437.1 million, of which $282.1 million was spent as of December 31, 2016.

The following table details the amounts expended and accrued for SJI's environmental remediation during the last two years (in thousands):

	2016	2015
Beginning of Year	$126,623	$128,172
Accruals	60,713	19,489
Expenditures	(32,323)	(21,038)
End of Year	$155,013	$126,623

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $153.0 million to $257.1 million. Six of SJG's sites comprise the majority of these estimates, the sum of the six sites range from a low of $141.2 million to a high of $246.7 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at SJG's six most significant sites include the following:

Site 1 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include selection of the remedial action, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

South Jersey Industries, Inc.
Part II

Site 2 - Various remedial investigation activities have been completed at this site and a final site remedy has been approved by the regulatory authority. The first phase of remedial action is underway and preparation for the next step is ongoing. Remaining steps to remediate the site include continued implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 3 - Various remedial investigation activities have been completed at this site and a final site remedy is being developed for proposal to the regulatory authority. Steps remaining to remediate the site include selection of a final remedy, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long term groundwater monitoring, and issuance of a Response Action Outcome.

Site 4 - Remedial investigation activities are complete at this site and a final remedy has been approved by the regulatory authority.  Steps remaining to remediate the site include installation of a sub-surface containment unit, post remediation groundwater monitoring, and issuance of a Response Action Outcome.

Site 5 -The remedial action to address impacted soil at the site is ongoing. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.

Site 6 - Remedial investigation activities have been completed at this site and a final site remedy is being developed for proposal to the regulatory authority. Steps remaining to remediate the site include selection of a final remedy, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.
With Morie's sale in 1996, EMI assumed responsibility for environmental liabilities currently estimated between $1.3 million and $2.1 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of five sites where fuel oil operations existed years ago to range from $0.7 million to $1.3 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2016.

16.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of December 31, 2016, the Company had outstanding derivative contracts intended to limit the exposure to market risk on 67.9 MMdts of expected future purchases of natural gas, 62.1 MMdts of expected future sales of natural gas, 2.3 MMmwh of expected future purchases of electricity and 1.7 MMmwh of expected future sales of electricity.  In addition to these derivative contracts, the Company has basis and index related purchase and sales contracts totaling 141.6 MMdts.  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the consolidated balance sheets. The net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Operating Revenues – Nonutility.

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

South Jersey Industries, Inc.
Part II

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

As of December 31, 2016, SJI's active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2016		2015
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$72,391	$60,082	$83,093	$90,708
Derivatives – Energy Related – Non-Current	8,502	4,540	16,238	21,697
Interest rate contracts:
Derivatives - Other - Current	—	681	—	—
Derivatives - Other - Non-Current	—	9,349	—	10,943
Total derivatives not designated as hedging instruments under GAAP	80,893	74,652	99,331	123,348

Total Derivatives	$80,893	$74,652	$99,331	$123,348

South Jersey Industries, Inc.
Part II

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the consolidated balance sheets. As of December 31, 2016 and 2015, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$80,893	$—	$80,893	$(38,809)	(A)	$(3,474)	$38,610
Derivatives - Energy Related Liabilities	$(64,622)	$—	$(64,622)	$38,809	(B)	$—	$(25,813)
Derivatives - Other	$(10,030)	$—	$(10,030)	$—		$—	$(10,030)

As of December 31, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$99,331	$—	$99,331	$(35,491)	(A)	$—	$63,840
Derivatives - Energy Related Liabilities	$(112,405)	$—	$(112,405)	$35,491	(B)	$23,045	$(53,869)
Derivatives - Other	$(10,943)	$—	$(10,943)	$—		$—	$(10,943)

(A) The balances at December 31, 2016 and 2015 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2016 and 2015 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the statements of consolidated income and comprehensive income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	2016	2015	2014
Interest Rate Contracts:
Losses recognized in AOCL on effective portion	$—	$—	$—
Losses reclassified from AOCL into income (a)	$(333)	$(551)	$(419)
Losses recognized in income on ineffective portion (a)	$—	$—	$—

(a) Included in Interest Charges

South Jersey Industries, Inc.
Part II

Derivatives Not Designated as Hedging Instruments under GAAP	2016	2015	2014
Gains (losses) on energy-related commodity contracts (a)	$26,935	$8,401	$(6,592)
Gains (losses) on interest rate contracts (b)	647	96	(467)

Total	$27,582	$8,497	$(7,059)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Net realized (losses) gains associated with SJG’s energy-related financial commodity contracts of $(3.0) million, $(9.1) million and $1.7 million for the years ended 2016, 2015 and 2014, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact on earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2016, is $9.6 million.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $8.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	80,893	33,994	11,814	35,085
	$80,925	$34,026	$11,814	$35,085

Liabilities

Derivatives – Energy Related Liabilities (B)	$64,622	$16,502	$22,070	$26,050
Derivatives – Other (C)	10,030	—	10,030	—
	$74,652	$16,502	$32,100	$26,050

South Jersey Industries, Inc.
Part II

As of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$14,810	$2,925	$11,885	$—
Derivatives – Energy Related Assets (B)	99,331	16,006	24,730	58,595
	$114,141	$18,931	$36,615	$58,595

Liabilities

Derivatives – Energy Related Liabilities (B)	$112,405	$42,170	$11,008	$59,227
Derivatives – Other (C)	10,943	—	10,943	—
	$123,348	$42,170	$21,951	$59,227

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

South Jersey Industries, Inc.
Part II

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$23,301	$18,109	Discounted Cash Flow	Forward price (per dt)	$1.03 - $11.33 [$2.71]	(A)
Forward Contract - Electric	$11,784	$7,941	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.43% - 100.00% [55.14%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 78.57% [44.86%]	(B)

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$29,459	$31,733	Discounted Cash Flow	Forward price (per dt)	$(0.77) - $10.00 [$2.15]	(A)
Forward Contract - Electric	$29,136	$27,494	Discounted Cash Flow	Fixed electric load profile (on-peak)	8.47% - 100.00% [56.20%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 91.53% [43.80%]	(B)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2016 and 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

Year Ended December 31, 2016
Balance at January 1, 2016	$(632)
Other changes in fair value from continuing and new contracts, net	5,657
Transfers in to/(out of) of Level 3 (A)	4,116
Settlements	(106)

Balance at December 31, 2016	$9,035

South Jersey Industries, Inc.
Part II

Year Ended December 31, 2015
Balance at January 1, 2015	$(5,608)
Other changes in fair value from continuing and new contracts, net	(5,069)
Transfers in to/(out of) of Level 3 (A)	7,402
Settlements	2,643

Balance at December 31, 2015	$(632)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period.  During the years ended December 31, 2016 and 2015, $4.1 million and $7.4 million of net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data, which is assessed quarterly by management.

Total gains for 2016 included in earnings for the year ended December 31, 2016 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of December 31, 2016, are $5.7 million.  These gains are included in Operating Revenues-Nonutility on the statements of consolidated income.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table summarizes the changes in accumulated other comprehensive loss (AOCL) for the year ended December 31, 2016 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2016 (a)	$(22,145)	$(2,129)	$(128)	$(97)	$(24,499)
Other comprehensive income before reclassifications	(5,617)	—	323	—	(5,294)
Amounts reclassified from AOCL (b)	2,420	197	(205)	—	2,412
Net current period other comprehensive income	(3,197)	197	118	—	(2,882)
Balance at December 31, 2016 (a)	$(25,342)	$(1,932)	$(10)	$(97)	$(27,381)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

South Jersey Industries, Inc.
Part II

The following table provides details about reclassifications out of AOCL for the year ended December 31, 2016 (in thousands):

	Amounts Reclassified from AOCL	Affected Line Item in the Statements of Consolidated Income
	For the Year Ended December 31, 2016
Actuarial Loss on Postretirement Benefits	$4,001	Operating Expenses: Operations
Income Taxes	(1,581)	Income Taxes (a)
	$2,420
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$333	Interest Charges
Income Taxes	(136)	Income Taxes (a)
	$197

Unrealized Gain on Available-for-Sale Securities	$(342)	Other Income
Income Taxes	137	Income Taxes (a)
	$(205)

Losses from reclassifications for the period net of tax	$2,412
(a) Determined using a combined average statutory tax rate of 40%.

19.	SUBSEQUENT EVENTS:

In January 2017, SJG entered into a Supplemental Indenture Amending and Restating First Mortgage Indenture (the “New Mortgage”), which amended and restated in its entirety that Indenture of Mortgage dated October 1, 1947 (see Note 14). The New Mortgage provides for the issuance by SJG of bonds, notes or other securities that are secured by a lien on substantially all of the operating properties and franchises of SJG.
In January 2017, SJG issued $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTN's bear interest at an annual rate of 3.0% payable semiannually. Proceeds were used to pay down the $200.0 million multiple-draw term facility which was set to expire in June 2017.
In January 2017, SJG entered into an unsecured, $200.0 million term loan credit agreement ("Credit Agreement"), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $73.0 million on January 31, 2017. All loans under the Credit Agreement become due in January 2019.
In January 2017, SJG filed a base rate case with the BPU to increase its base rates in order to obtain a return on new capital investments made by SJG since the settlement of its last base rate case in 2014. SJG expects the base rate case to be concluded during 2017.

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity and comprehensive income for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2017

South Jersey Industries, Inc.
Part II

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's operations, in thousands except for per share amounts)

	2016 Quarter Ended				2015 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$333,035	$154,402	$219,082	$329,981	$382,952	$177,710	$141,062	$257,844
Expenses:
Cost of Sales - (Excluding depreciation)	152,975	98,340	142,988	186,684	241,707	90,945	99,124	127,566
Operations and Maintenance Including Fixed Charges	73,042	71,034	69,410	77,858	71,279	62,634	63,867	71,148
Income Taxes	39,267	(7,189)	2,807	19,266	16,613	(3,279)	(10,968)	(1,006)
Energy and Other Taxes	1,925	1,243	1,449	1,725	2,196	1,265	1,231	1,334
Total Expenses	267,209	163,428	216,654	285,533	331,795	151,565	153,254	199,042

Other Income and Expense	2,361	4,228	7,236	1,560	2,696	(12,804)	(340)	(7,854)

Income (Loss) from Continuing Operations	68,187	(4,798)	9,664	46,008	53,853	13,341	(12,532)	50,948
Loss from Discontinued Operations - (Net of tax benefit)	(118)	(29)	(29)	(75)	(276)	(74)	(91)	(62)
Net Income (Loss)	$68,069	$(4,827)	$9,635	$45,933	$53,577	$13,267	$(12,623)	$50,886

Basic Earnings Per Common Share:
Continuing Operations	$0.96	$(0.06)	$0.12	$0.58	$0.79	$0.19	$(0.18)	$0.73
Discontinued Operations	—	—	—	—	—	—	—	—
Basic Earnings Per Common Share	$0.96	$(0.06)	$0.12	$0.58	$0.79	$0.19	$(0.18)	$0.73
Average Shares of Common Stock Outstanding - Basic	71,127	75,298	79,478	79,478	68,397	68,467	68,607	69,460

Diluted Earnings Per Common Share:
Continuing Operations	$0.95	$(0.06)	$0.12	$0.58	$0.79	$0.19	$(0.18)	$0.73
Discontinued Operations	—	—	—	—	—	—	—	—
Diluted Earnings Per Common Share	$0.95	$(0.06)	$0.12	$0.58	$0.79	$0.19	$(0.18)	$0.73
Average Shares of Common Stock Outstanding - Diluted	71,416	75,298	79,635	79,643	68,618	68,653	68,607	69,646

The sum of the quarters for basic and diluted earnings per common share for 2016 does not equal the year's total due to the impact of the equity offering on the average shares of common stock outstanding (see Note 6 to the consolidated financial statements). The sum of the quarters for basic and diluted earnings per common share for 2015 does not equal the year's total due to rounding.

South Jersey Industries, Inc.
Part II

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

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). The Company's internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

South Jersey Industries, Inc.
Part II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our reports dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2017

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Director Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”), which will be filed within the Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2017 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees", “Audit Committee” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this Report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2017 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2017 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2017 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 27, 2017, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 111 of this Report.

Schedule I - Supplemental Schedules as of December 31, 2016 and 2015 and for the three years ended December 31, 2016, 2015, and 2014 (page 123).

Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 122).

Schedule II - Valuation and Qualifying Accounts (page 127).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., as amended through April 19, 1984.	Incorporated by reference from Exhibit (4)(a) of Form S-2 (2-91515).

(3)(a)(ii)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of April 28, 1987.	Incorporated by reference from Exhibit (4)(e)(1) of Form S-3 (33-1320).

(3)(a)(iii)	Amendment to Certificate of Incorporation relating to director and officer liability.	Incorporated by reference from Exhibit (4)(e)(2) of Form S-3 (33-1320).

(3)(a)(iv)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective as of June 30, 2005.	Incorporated by reference from Exhibit 3 of Form 10-Q of SJI filed on May 10, 2005.

South Jersey Industries, Inc.
Part IV

(3)(a)(v)	Amendment to Certificate of Incorporation as of April 23, 2009 establishing the annual election of the South Jersey Industries, Inc. directors	Incorporated by reference from Exhibit 99.2 of Form 8-K filed on April 28, 2009.

(3)(a)(vi)	Amendment to Certificate of Incorporation relating to two-for-one stock split effective February 27, 2015.	Incorporated by reference from Exhibit 3 of Form 8-K filed on March 2, 2015.

(3)(b)(i)	Bylaws of South Jersey Industries, Inc. as amended and restated through April 29, 2016.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJI as filed May 3, 2016.

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K for 1985 (1-6364).

(4)(b)(i)	Supplemental Indenture Amending and Restating First Mortgage Indenture, dated as of January 23, 2017, for SJG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(ii)	First Supplemental Indenture, dated as of January 23, 2017, for SJG	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated January 30, 2017.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit 4(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(4)(c)(vi)	Fifth Supplement, dated as of January 25, 2017, for SJG	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated January 30, 2017.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56223).

(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Resources Group LLC and Transco dated May 1, 2006.	Incorporated by reference from Exhibit (10)(a)(iii) of Form 10-K for 2008.

(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit (10)(f)(i) of Form 10-K for 2014.

South Jersey Industries, Inc.
Part IV

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Four-Year Revolving Credit Agreement, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated May 2, 2011.

(10)(g)(ii)	Four-Year Revolving Credit Agreement, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(g)(iii)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(iv)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(v)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(vi)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(vii)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(viii)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(ix)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(x)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(xi)	First Amendment to Credit Agreement, dated as of February 11, 2013, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated February 14, 2013.

(10)(g)(xii)	First Amendment to Credit Agreement, dated as of September 27, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 30, 2013.

(10)(g)(xiii)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(xiv)	Second Amendment to Credit Agreement, dated as of September 27, 2013, for SJI.	Incorporated by reference from Exhibit 10(g)(xvi) of Form 10-K of SJI as filed February 28, 2014.

(10)(g)(xv)	Note Purchase Agreement, dated as of June 26, 2014, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 26, 2014.

(10)(g)(xvi)	Term Loan Credit Agreement, dated as of October 28, 2015, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 2, 2015.

South Jersey Industries, Inc.
Part IV

(10)(g)(xvii)	First Amendment to Letter of Credit Reimbursement Agreements dated as of March 10, 2016.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 11, 2016.

(10)(g)(xviii)	364-Day Revolving Credit Agreement, dated as of September 7, 2016.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 9, 2016.

(10)(g)(xix)	Note Purchase Agreement, dated as of January 25, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xx)	Term Loan Credit Agreement, dated as of January 26, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xxi)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(10)(h)(i)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, Marina and DCO Energy, LLC.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 7, 2015.

(10)(h)(ii)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, DCO Energy, LLC and Marina.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated January 7, 2015.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

South Jersey Industries, Inc.
Part IV

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Stephen H. Clark
Stephen H. Clark
Executive Vice President & Chief Financial Officer
Date:	February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter M. Higgins, III	Director, Chairman of the Board	February 27, 2017
(Walter M. Higgins, III)

/s/ Michael J. Renna	Director, President & Chief Executive Officer	February 27, 2017
(Michael J. Renna)	(Principal Executive Officer)

/s/ Stephen H. Clark	Executive Vice President & Chief Financial Officer	February 27, 2017
(Stephen H. Clark)	(Principal Financial and Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 27, 2017
(Sarah M. Barpoulis)

/s/ Thomas A. Bracken	Director	February 27, 2017
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 27, 2017
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 27, 2017
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 27, 2017
(Sheila Hartnett-Devlin)

/s/ Sunita Holzer	Director	February 27, 2017
(Sunita Holzer)

/s/ Joseph H. Petrowski	Director	February 27, 2017
(Joseph H. Petrowski)

/s/ Joseph M. Rigby	Director	February 27, 2017
(Joseph M. Rigby)

/s/ Frank L. Sims	Director	February 27, 2017
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and the Company's internal control over financial reporting as of December 31, 2016, and have issued our reports thereon dated February 27, 2017; such reports are included elsewhere in this 2016 Annual Report on Form 10-K. Our audits also included the financial statement schedules of the Company listed in Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2017

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2016	2015	2014

Management Service Fee Revenues	$25,463	$20,990	$21,118

Operating Expenses:
Operations	23,852	17,979	18,183
Depreciation	377	406	439
Energy and Other Taxes	1,033	806	813
Total Operating Expenses	25,262	19,191	19,435

Operating Income	201	1,799	1,683

Other Income:
Equity in Earnings of Subsidiaries	119,061	105,610	97,628
Other	11,953	10,145	7,283

Total Other Income	131,014	115,755	104,911

Interest Charges	12,148	11,822	8,803
Income Taxes	6	122	163

Income from Continuing Operations	119,061	105,610	97,628

Equity in Undistributed Earnings of Discontinued Operations	(251)	(503)	(582)

Net Income	$118,810	$105,107	$97,046

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2016	2015	2014

Net Income	$118,810	$105,107	$97,046
Other Comprehensive Income (Loss) - Net of Tax*
Postretirement Liability Adjustment	(3,197)	5,518	(9,160)
Unrealized Gain (Loss) on Available-for-Sale Securities	118	(53)	(472)
Unrealized Gain on Derivatives - Other	197	294	134
Total Other Comprehensive (Loss) Income - Net of Tax*	(2,882)	5,759	(9,498)

Comprehensive Income	$115,928	$110,866	$87,548

*  Determined using a combined average statutory tax rate of 40%.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2016	2015	2014

Retained Earnings - Beginning	$474,167	$439,218	$406,041
Net Income	118,810	105,107	97,046
	592,977	544,325	503,087

Dividends Declared - Common Stock	(82,380)	(70,158)	(63,869)

Retained Earnings - Ending	$510,597	$474,167	$439,218

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2016	2015	2014

CASH PROVIDED BY OPERATING ACTIVITIES	$20,120	$38,593	$22,244

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Repayments from (Advances to) Associated Companies	32,300	(118,802)	(104,979)
Capital Expenditures	(345)	(150)	(1,610)
Proceeds from Sale of Property, Plant & Equipment	—	—	27
Purchase of Company Owned Life Insurance	(2,398)	(2,328)	(1,250)
Investment in Affiliate	(65,000)	—	(25,000)

Net Cash Used in Investing Activities	(35,443)	(121,280)	(132,812)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	—	50,000	240,000
Principal Repayments of Long Term Debt	—	(114,000)	—
Payments for Issuance of Long Term Debt	(84)	(55)	(1,558)
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(105,500)	153,000	(144,100)
Dividends on Common Stock	(82,380)	(70,158)	(63,869)
Proceeds from Sale of Common Stock	214,426	63,192	80,680

Net Cash Provided by Financing Activities	26,462	81,979	111,153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,139	(708)	585

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,708	2,416	1,831

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,847	$1,708	$2,416

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2016	2015
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$2,685	$2,468
Accumulated Depreciation	(2,026)	(1,768)

Property, Plant and Equipment - Net	659	700

Investments:
Investments in Subsidiaries	1,233,856	1,051,675
Available-for-Sale Securities	32	3,860

Total Investments	1,233,888	1,055,535

Current Assets:
Cash and Cash Equivalents	12,847	1,708
Receivable from Associated Companies	550,227	582,406
Accounts Receivable	49	49
Other	—	2,859

Total Current Assets	563,123	587,022

Other Noncurrent Assets (See Note 1)	44,974	38,168

Total Assets	$1,842,644	$1,681,425

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 120,000,000 shares
Outstanding Shares - 79,478,055 (2016) and 70,965,622 (2015)	$99,347	$88,707
Premium on Common Stock	706,943	499,460
Treasury Stock (at par)	(266)	(296)
Accumulated Other Comprehensive Loss	(27,381)	(24,499)
Retained Earnings	510,597	474,167

Total Equity	1,289,240	1,037,539

Long-Term Debt (See Note 1)	323,971	339,665

Current Liabilities:
Notes Payable - Banks	191,800	297,300
Current Portion of Long-Term Debt	16,000	—
Payable to Associated Companies	382	262
Accounts Payable	211	425
Other Current Liabilities	7,707	3,579

Total Current Liabilities	216,100	301,566

Other Noncurrent Liabilities	13,333	2,655

Total Capitalization and Liabilities	$1,842,644	$1,681,425

South Jersey Industries, Inc.
Part IV

 Notes to Condensed Financial Statements

1.	BASIS OF PRESENTATION:

Pursuant to rules and regulations of the SEC, the parent-company only condensed financial statements of SJI do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP in the United States. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included under Item 8 in this Form 10-K.

Certain reclassifications have been made to the prior period's condensed balance sheets to conform to the current period presentation. The unamortized debt issuance costs previously included in "Other Noncurrent Assets" on the condensed balance sheets were reclassified to "Long-Term Debt" to conform to ASU 2015-03, which is described under "New Accounting Pronouncements" in Note 1 of the consolidated financial statements.

No dividends were received from subsidiaries in 2016. Dividends received from subsidiaries amounted to $40.8 million and $18.2 million in 2015 and 2014, respectively.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2016	$10,252	$6,907	$(47)	$4,368	$12,744

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2015	$7,910	$14,730	$(79)	$12,309	$10,252

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2014	$5,854	$9,519	$(102)	$7,361	$7,910

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.