Form 10-Q
period 2017-03-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2017-05-09
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ______________________

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
1-6364	South Jersey Industries, Inc. 1 South Jersey Plaza Folsom, NJ 08037 (609) 561-9000	New Jersey	22-1901645
000-22211	South Jersey Gas Company 1 South Jersey Plaza Folsom, NJ 08037 (609) 561-9000	New Jersey	21-0398330
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that such registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

South Jersey Industries, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

South Jersey Gas Company:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
South Jersey Industries, Inc. common stock ($1.25 par value) outstanding as of May 1, 2017 was 79,547,998 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of May 1, 2017 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by South Jersey Industries, Inc.
South Jersey Gas Company is a wholly-owned subsidiary of South Jersey Industries, Inc. and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

INTRODUCTION

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants: South Jersey Industries, Inc. (SJI) and South Jersey Gas Company (SJG). Information relating to SJI or any of its subsidiaries, other than SJG, is filed by SJI on its own behalf. SJG is only responsible for information about itself.

Except where the content clearly indicates otherwise, any reference in the report to "SJI," "the Company," "we," "us" or "our" is to the holding company or SJI and all of its subsidiaries, including SJG, which is a wholly owned subsidiary of SJI.

Part 1 - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income, statements of comprehensive income and statements of cash flows) for SJI and SJG. The Notes to Unaudited Condensed Consolidated Financial Statements are presented on a combined basis for both SJI and SJG. Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included under Item 2 is divided into two major sections: SJI and SJG.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended March 31,
	2017	2016
Operating Revenues:
Utility	$195,769	$183,669
Nonutility	230,060	149,366
Total Operating Revenues	425,829	333,035
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	71,379	65,206
- Nonutility	215,763	87,769
Operations	39,626	38,797
Maintenance	4,981	4,384
Depreciation	24,323	20,701
Energy and Other Taxes	2,071	1,925
Total Operating Expenses	358,143	218,782
Operating Income	67,686	114,253

Other Income and Expense	5,665	2,203
Interest Charges	(16,745)	(9,160)
Income Before Income Taxes	56,606	107,296
Income Taxes	(21,870)	(39,267)
Equity in Earnings of Affiliated Companies	3,011	158
Income from Continuing Operations	37,747	68,187
Loss from Discontinued Operations - (Net of tax benefit)	(30)	(118)
Net Income	$37,717	$68,069

Basic Earnings Per Common Share:
Continuing Operations	$0.47	$0.96
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.47	$0.96

Average Shares of Common Stock Outstanding - Basic	79,519	71,127

Diluted Earnings Per Common Share:
Continuing Operations	$0.47	$0.95
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.47	$0.95

Average Shares of Common Stock Outstanding - Diluted	79,641	71,416

Dividends Declared Per Common Share	$0.27	$0.26

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$37,717	$68,069

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	—	49
Unrealized Gain on Derivatives - Other	1,515	51

Other Comprehensive Income - Net of Tax*	1,515	100

Comprehensive Income	$39,232	$68,169

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by Operating Activities (See Note 1)	$79,528	$98,465

Cash Flows from Investing Activities:
Capital Expenditures (See Note 1)	(67,278)	(67,637)
Proceeds from Sale of Property, Plant & Equipment	3,058	—
Investment in Long-Term Receivables	(2,362)	(3,142)
Proceeds from Long-Term Receivables	2,554	2,527
Notes Receivable	3,000	(50)
Purchase of Company-Owned Life Insurance	(8,074)	(357)
Investment in Affiliate	(5,902)	(3,079)
Net Repayment of Notes Receivable - Affiliate	2,251	1,626

Net Cash Used in Investing Activities (See Note 1)	(72,753)	(70,112)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(91,000)	(92,200)
Proceeds from Issuance of Long-Term Debt	273,000	61,000
Principal Repayments of Long-Term Debt	(200,000)	(12,905)
Payments for Issuance of Long-Term Debt	(2,021)	—
Net Settlement of Restricted Stock (See Note 1)	(751)	(385)
Proceeds from Sale of Common Stock	—	5,645

Net Cash Used in Financing Activities	(20,772)	(38,845)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(13,997)	(10,492)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period (See Note 1)	31,910	52,635

Cash, Cash Equivalents and Restricted Cash at End of Period (See Note 1)	$17,913	$42,143

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2017	December 31, 2016
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,479,539	$2,424,134
Accumulated Depreciation	(476,774)	(471,222)
Nonutility Property and Equipment, at cost	821,230	821,942
Accumulated Depreciation	(161,310)	(151,084)

Property, Plant and Equipment - Net	2,662,685	2,623,770

Investments:
Available-for-Sale Securities	32	32
Restricted	2,865	13,628
Investment in Affiliates	37,331	28,906

Total Investments	40,228	42,566

Current Assets:
Cash and Cash Equivalents	15,048	18,282
Accounts Receivable	234,312	222,339
Unbilled Revenues	54,803	59,680
Provision for Uncollectibles	(11,972)	(12,744)
Notes Receivable	1,454	1,454
Notes Receivable - Affiliate	211	2,461
Natural Gas in Storage, average cost	35,216	53,857
Materials and Supplies, average cost	6,916	6,753
Prepaid Taxes	10,601	17,471
Derivatives - Energy Related Assets	58,129	72,391
Other Prepayments and Current Assets	31,910	31,369

Total Current Assets	436,628	473,313

Regulatory and Other Noncurrent Assets:
Regulatory Assets	424,990	410,746
Derivatives - Energy Related Assets	8,061	8,502
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	28,961	29,037
Notes Receivable	20,433	25,271
Goodwill	4,838	4,838
Identifiable Intangible Assets	15,537	15,820
Other	91,716	83,429

Total Regulatory and Other Noncurrent Assets	607,811	590,918

Total Assets	$3,747,352	$3,730,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2017	December 31, 2016
Capitalization and Liabilities
Equity:
Common Stock	$99,435	$99,347
Premium on Common Stock	707,483	706,943
Treasury Stock (at par)	(269)	(266)
Accumulated Other Comprehensive Loss	(25,866)	(27,381)
Retained Earnings	527,115	510,597

Total Equity	1,307,898	1,289,240

Long-Term Debt	1,079,298	808,005

Total Capitalization	2,387,196	2,097,245

Current Liabilities:
Notes Payable	205,100	296,100
Current Portion of Long-Term Debt	31,909	231,909
Accounts Payable	272,673	243,669
Customer Deposits and Credit Balances	38,366	48,068
Environmental Remediation Costs	54,210	46,120
Taxes Accrued	6,288	2,082
Derivatives - Energy Related Liabilities	31,702	60,082
Derivatives - Other	738	681
Dividends Payable	21,750	—
Interest Accrued	7,189	6,231
Pension Benefits	2,463	2,463
Other Current Liabilities	8,635	15,219

Total Current Liabilities	681,023	952,624

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	365,764	343,549
Pension and Other Postretirement Benefits	87,654	95,235
Environmental Remediation Costs	104,705	108,893
Asset Retirement Obligations	59,598	59,427
Derivatives - Energy Related Liabilities	4,036	4,540
Derivatives - Other	10,017	9,349
Regulatory Liabilities	37,308	49,121
Other	10,051	10,584

Total Deferred Credits and Other Noncurrent Liabilities	679,133	680,698

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,747,352	$3,730,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating Revenues	$196,814	$187,766

Operating Expenses:
Cost of Sales (Excluding depreciation)	72,424	69,303
Operations	24,754	26,069
Maintenance	4,981	4,384
Depreciation	12,714	11,210
Energy and Other Taxes	1,295	1,027

Total Operating Expenses	116,168	111,993

Operating Income	80,646	75,773

Other Income and Expense	1,621	836

Interest Charges	(5,878)	(4,787)

Income Before Income Taxes	76,389	71,822

Income Taxes	(29,911)	(27,404)

Net Income	$46,478	$44,418

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2017	2016
Net Income	$46,478	$44,418

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	—	4
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Income - Net of Tax *	7	11

Comprehensive Income	$46,485	$44,429

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2017	2016
Net Cash Provided by Operating Activities	$56,986	$68,838

Cash Flows from Investing Activities:
Capital Expenditures	(56,086)	(60,098)
Note Receivable	—	(50)
Purchase of Company-Owned Life Insurance	(4,875)	—
Investment in Long-Term Receivables	(2,362)	(3,142)
Proceeds from Long-Term Receivables	2,554	2,527

Net Cash Used in Investing Activities (See Note 1)	(60,769)	(60,763)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(104,300)	(69,600)
Proceeds from Issuance of Long-Term Debt	273,000	61,000
Principal Repayments of Long-Term Debt	(200,000)	—
Payments for Issuance of Long-Term Debt	(2,021)	(1)
Additional Investment by Shareholder	40,000	—

Net Cash Provided by (Used in) Financing Activities	6,679	(8,601)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,896	(526)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period (See Note 1)	1,391	7,544

Cash, Cash Equivalents and Restricted Cash at End of Period (See Note 1)	$4,287	$7,018

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2017	December 31, 2016
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,479,539	$2,424,134
Accumulated Depreciation	(476,774)	(471,222)

Property, Plant and Equipment - Net	2,002,765	1,952,912

Investments:
Restricted Investments	32	32

Total Investments	32	32

Current Assets:
Cash and Cash Equivalents	4,255	1,359
Accounts Receivable	96,741	69,651
Accounts Receivable - Related Parties	1,096	1,355
Unbilled Revenues	37,085	41,754
Provision for Uncollectibles	(11,784)	(12,570)
Natural Gas in Storage, average cost	2,924	11,621
Materials and Supplies, average cost	909	914
Prepaid Taxes	9,581	16,428
Derivatives - Energy Related Assets	3,107	5,434
Other Prepayments and Current Assets	13,486	13,853

Total Current Assets	157,400	149,799

Regulatory and Other Noncurrent Assets:
Regulatory Assets	424,990	410,746
Long-Term Receivables	25,781	25,758
Derivatives - Energy Related Assets	—	373
Other	16,448	12,303

Total Regulatory and Other Noncurrent Assets	467,219	449,180

Total Assets	$2,627,416	$2,551,923

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31, 2017	December 31, 2016
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	315,827
Accumulated Other Comprehensive Loss	(14,927)	(14,934)
Retained Earnings	579,758	533,159

Total Equity	926,423	839,900

Long-Term Debt	694,351	423,177

Total Capitalization	1,620,774	1,263,077

Current Liabilities:
Notes Payable	—	104,300
Current Portion of Long-Term Debt	15,909	215,909
Accounts Payable - Commodity	18,044	23,815
Accounts Payable - Other	63,901	45,370
Accounts Payable - Related Parties	11,767	11,216
Derivatives - Energy Related Liabilities	339	1,372
Derivatives - Other Current	371	386
Customer Deposits and Credit Balances	36,927	45,816
Environmental Remediation Costs	53,736	45,018
Taxes Accrued	4,946	855
Pension Benefits	2,428	2,428
Interest Accrued	5,681	5,369
Other Current Liabilities	5,833	8,011

Total Current Liabilities	219,882	509,865

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	37,308	49,121
Deferred Income Taxes - Net	499,450	469,408
Environmental Remediation Costs	103,841	108,029
Asset Retirement Obligations	58,837	58,674
Pension and Other Postretirement Benefits	75,806	81,800
Derivatives - Energy Related Liabilities	225	—
Derivatives - Other Noncurrent	6,714	6,979
Other	4,579	4,970

Total Regulatory and Other Noncurrent Liabilities	786,760	778,981

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,627,416	$2,551,923

The accompanying notes are an integral part of the unaudited condensed financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

▪	South Jersey Exploration, LLC (SJEX) owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪	Marina Energy, LLC (Marina) develops and operates on-site energy-related projects. The significant wholly-owned subsidiaries of Marina are:

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

▪	SJI Midstream, LLC (Midstream) invests in infrastructure and other midstream projects, including a current project to build a 100-mile natural gas pipeline in Pennsylvania and New Jersey.

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. SJI eliminates all significant intercompany accounts and transactions. In management’s opinion, the unaudited condensed consolidated financial statements of SJI and SJG reflect all normal and recurring adjustments needed to fairly present their respective financial position, operating results and cash flows at the dates and for the periods presented. SJI’s and SJG's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2016 for a more complete discussion of the accounting policies and certain other information.

Certain reclassifications have been made to SJI's and SJG's prior period condensed consolidated statements of cash flows to conform to the current period presentation. Restricted cash is now combined with cash and cash equivalents when reconciling the beginning and end of period balances on the condensed consolidated statements of cash flows of SJI, as well as the condensed statements of cash flows for SJG, to conform to ASU 2016-18, which is described below under "New Accounting Pronouncements." This combination of restricted cash and cash and cash equivalents caused Cash Flows from Investing Activities for both SJI and SJG to be adjusted in order to remove items relating to capital expenditures and proceeds from restricted investments (SJI only), as well as the sale of restricted investments in a margin account (SJI and SJG).

Certain reclassifications have been made to SJI's prior period condensed consolidated statements of cash flows to conform to the current period presentation. Cash paid by an employer when directly withholding shares for tax-withholding purposes is now classified as a financing activity in the condensed consolidated statements of cash flows to conform to ASU 2016-09, which is described below under "New Accounting Pronouncements." This caused SJI's prior period Cash Flows Provided by Operating Activities to increase by $0.4 million and Net Cash Flows from Financing Activities to decrease by the same amount. Adoption of this guidance did not effect SJG's condensed statements of cash flows.

REVENUE-BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.4 million for both the three months ended March 31, 2017 and 2016.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI and SJG review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the three months ended March 31, 2017, SJI recorded an impairment charge of $0.3 million within Operating Expenses on the condensed consolidated statements of income due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment. No impairments were identified at SJG for the three months ended March 31, 2017. For the three months ended March 31, 2016, no impairments were identified at SJI or SJG.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the three months ended March 31, 2017 or 2016. As of both March 31, 2017 and December 31, 2016,
$8.8 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on SJI's condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of March 31, 2017 and December 31, 2016, SJI held 215,274 and 212,617 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

GOODWILL - Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three months ended March 31, 2017. Goodwill totaled $4.8 million on the condensed consolidated balance sheets of SJI as of both March 31, 2017 and December 31, 2016.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2017 or 2016 had, or are expected to have, a material impact on the condensed consolidated financial statements.

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

•
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance, including the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management has formed an implementation team that is currently evaluating the impact that adoption of this guidance will have on the financial statement results of SJI and SJG. We are in the process of assessing the impact of the guidance on our contracts in all our revenue streams by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts. We continue to make significant progress on our contract reviews and are also in the process of evaluating the impact, if any, on changes to our business processes, systems and controls to support recognition and disclosure under the new guidance. Based on the review of customer contracts to date, SJI is not anticipating this guidance to have a material impact to SJI's or SJG's statements of consolidated income, cash flows or consolidated balance sheets upon adoption. We are continuing with our implementation plan and expect to transition to the new guidance beginning in 2018 using the modified retrospective approach.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU states that inventory for which cost is determined using a method other than last-in, first-out (LIFO) or the retail method should be subsequently measured at the lower of cost or net realizable value (NRV), rather than at the lower of cost or market. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for only certain portions of the new guidance. Management is currently determining the impact that adoption of this guidance will have on the financial statement results of SJI and SJG.

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management has formed an implementation team that is inventorying leases and evaluating the impact that adoption of this guidance will have on SJI's and SJG's financial statement results, as well as the transition method that will be elected to adopt the guidance.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of accounting for share-based payment arrangements. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG; however, cash flow presentation was modified for SJI to conform to this guidance, as described under “Basis of Presentation” above.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard is intended to provide guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. This standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Both SJI and SJG early adopted this ASU in the first quarter of 2017, and adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The standard is required to be adopted on a modified retrospective basis with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Management is currently determining the impact that adoption of this guidance will have on the financial statement results of SJI and SJG.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that the statement of cash flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and cash equivalents and restricted cash presented on the statement of cash flows and the cash and cash equivalents balance presented on the balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Both SJI and SJG early adopted this ASU in the first quarter of 2017. Accordingly, cash flow presentations were modified for both entities to conform to this guidance, as described under “Basis of Presentation” above.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard provides amended and clarifying guidance regarding whether an integrated set of assets and activities acquired is deemed the acquisition of a business (and, thus, accounted for as a business combination) or the acquisition of assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statement results of SJI and SJG.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The amendments in this update are effective for annual and any interim impairment tests performed in periods beginning after December 31, 2019. Management is currently determining the impact that adoption of this guidance will have on the financial statement results of SJI and SJG.

In March 2017, the FASB has issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU is designed to improve guidance related to the presentation of defined benefit costs in the income statement. In particular, this ASU requires an employer to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Management is currently determining the impact that adoption of this guidance will have on the financial statement results of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of SJI's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the three months ended March 31, 2017 and 2016. No stock appreciation rights have been issued under the plans. During the three months ended March 31, 2017 and 2016, SJI granted 158,688 and 192,760 restricted shares, respectively, to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

In 2015, SJI began granting time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. During the three months ended March 31, 2017 and 2016, Officers and other key employees were granted 48,790 and 57,828 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings growth rate per share (EGR) relative to a peer group to measure performance. In 2015, earnings-based performance targets included pre-defined EGR and ROE goals to measure performance. Beginning in 2016, performance targets include pre-defined compounded earnings annual growth rate (CEGR) for SJI. As EGR-based, ROE-based and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

During the three months ended March 31, 2017 and 2016, SJI granted 30,394 and 32,882 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at March 31, 2017 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2015 - TSR	33,537	$26.31	16.0%	1.10%
	2015 - EGR, ROE, Time	61,586	$29.47	N/A	N/A
	2016 - TSR	66,101	$22.53	18.1%	1.31%
	2016 - CEGR, Time	103,650	$23.52	N/A	N/A
	2017 - TSR	54,949	$32.17	20.8%	1.47%
	2017 - CEGR, Time	103,739	$33.69	N/A	N/A

Directors -	2017	30,394	$33.64	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Officers & Key Employees	$1,070	$817
Directors	256	193
Total Cost	1,326	1,010

Capitalized	(88)	(106)
Net Expense	$1,238	$904

As of March 31, 2017, there was $8.9 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information regarding restricted stock award activity for SJI during the three months ended March 31, 2017, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2017	295,515	35,197	$24.96
Granted	158,688	30,394	$33.24
Cancelled/Forfeited	—	—	$—
Vested	(30,641)	(35,197)	$24.75
Nonvested Shares Outstanding, March 31, 2017	423,562	30,394	$28.44

During the three months ended March 31, 2017 and 2016, SJI awarded 65,628 shares to its Officers and other key employees at a market value of $2.2 million, and 13,247 shares at a market value of $0.3 million, respectively. During the three months ended March 31, 2017 and 2016, SJI also granted 30,394 and 32,882 shares to its Directors at a market value of $1.0 million and $0.8 million, respectively.

SJI has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming nonforfeitable or immediately payable in cash. At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods. These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

South Jersey Gas Company - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the three months ended March 31, 2017 and 2016, SJG officers and other key employees were granted 21,061 and 32,592 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the three months ended March 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively. Approximately one-half of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

3.	AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic – US, LLC (Energenic) - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic developed and operated on-site, self-contained, energy-related projects.

Millennium Account Services, LLC (Millennium) - SJI and a joint venture partner formed Millennium, in which SJI has a 50% equity interest. Millennium reads utility customers’ meters on a monthly basis for a fee.

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

During the first three months of 2017 and 2016, SJI made net investments in unconsolidated affiliates of $3.7 million and $1.5 million, respectively.  As of March 31, 2017 and December 31, 2016, the outstanding balance of Notes Receivable – Affiliate was $13.5 million and $15.7 million, respectively. As of March 31, 2017, the total amount of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2017, SJI had a net asset of approximately $37.3 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2017, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $50.8 million.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties (see Note 11).

Summarized operating results of the discontinued operations for the three months ended March 31, 2017 and 2016, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Loss before Income Taxes:
Sand Mining	$(17)	$(146)
Fuel Oil	(29)	(35)
Income Tax Benefits	16	63
Loss from Discontinued Operations — Net	$(30)	$(118)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—

SJG RELATED-PARTY TRANSACTIONS - There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2016. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2016 for a detailed description of the related parties and their associated transactions.

A summary of related party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating Revenues/Affiliates:
SJRG	$963	$4,001
Marina	82	96
Other	21	21
Total Operating Revenue/Affiliates	$1,066	$4,118

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$10,450	$7,989

Operations Expense/Affiliates:
SJI	$6,050	$4,555
Millennium	708	694
Other	(39)	(57)
Total Operations Expense/Affiliates	$6,719	$5,192

4.	COMMON STOCK:

The following shares were issued and outstanding for SJI:

2017
Beginning Balance, January 1	79,478,055
New Issuances During the Period:
Stock-Based Compensation Plan	69,943
Ending Balance, March 31	79,547,998

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

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of March 31, 2017. SJG did not issue any new shares during the period. SJI owns all of the outstanding common stock of SJG.

SJI's EARNINGS PER COMMON SHARE (EPS) - SJI's Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 121,812 and 288,502 for the three months ended March 31, 2017 and 2016, respectively. These additional shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) - SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Prior to May 1, 2016 shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $5.6 million of equity capital through the DRP during the three months ended March 31, 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any new equity capital via the DRP in 2017.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — Marina is required to maintain escrow accounts related to ongoing capital projects as well as unused loan proceeds pending approval of construction expenditures. As of March 31, 2017 and December 31, 2016, the escrowed funds, including interest earned, totaled $2.0 million and $1.9 million, respectively, which are recorded in Restricted Investments on the condensed consolidated balance sheets.

SJI and SJG maintain margin accounts with selected counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of March 31, 2017 and December 31, 2016, SJI's balances in these accounts totaled $0.9 million and $11.7 million, respectively, which are recorded in Restricted Investments on the condensed consolidated balance sheets. As of March 31, 2017 and December 31, 2016, SJG's balance held for the counterparty totaled $0.3 million and $3.6 million, respectively, which is included in Accounts Payable - Other on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at March 31, 2017 and December 31, 2016, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of March 31, 2017
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$15,048	$4,255
Restricted Investments	2,865	32
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$17,913	$4,287

	As of December 31, 2016
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$18,282	$1,359
Restricted Investments	13,628	32
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,910	$1,391

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

As of March 31, 2017, SJI, through its investment in Energenic, had a remaining net asset of approximately $0.4 million included in Investment in Affiliates on the condensed consolidated balance sheets related to cogeneration assets for the energy services project. In addition, SJI had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the cogeneration assets and will evaluate the carrying value of the investment and the note receivable as future events occur.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $8.7 million and $9.5 million as of March 31, 2017 and December 31, 2016, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.9 million as of both March 31, 2017 and December 31, 2016. The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at March 31, 2017 and December 31, 2016, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of March 31, 2017, SJI had approximately $5.8 million, or 8.8%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at March 31, 2017 and December 31, 2016, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of March 31, 2017 and December 31, 2016, were $1,127.9 million and $1,080.8 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of March 31, 2017 and December 31, 2016, were $1,111.2 million and $1,039.9 million, respectively. SJI's carrying amounts as of March 31, 2017 and December 31, 2016 are net of unamortized debt issuance costs of $9.3 million and $7.6 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2017 and December 31, 2016, were $721.2 million and $673.1 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of March 31, 2017 and December 31, 2016, was $710.3 million and $639.1 million, respectively. The carrying amounts as of March 31, 2017 and December 31, 2016 are net of unamortized debt issuance costs of $7.8 million and $6.0 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at March 31, 2017 and December 31, 2016.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers. The result of SJG are only included in this operating segment.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial, industrial and residential customers.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating Revenues:
Gas Utility Operations	$196,814	$187,766
Energy Group:
Wholesale Energy Operations	127,517	65,074
Retail Gas and Other Operations	36,878	29,733
Retail Electric Operations	48,957	39,491
Subtotal Energy Group	213,352	134,298
Energy Services:
On-Site Energy Production	19,612	16,321
Appliance Service Operations	1,658	1,888
Subtotal Energy Services	21,270	18,209
Corporate and Services	11,596	8,876
Subtotal	443,032	349,149
Intersegment Sales	(17,203)	(16,114)
Total Operating Revenues	$425,829	$333,035

	Three Months Ended March 31,
	2017	2016
Operating Income:
Gas Utility Operations	$80,646	$75,773
Energy Group:
Wholesale Energy Operations	(11,626)	38,244
Retail Gas and Other Operations	(1,667)	(759)
Retail Electric Operations	1,306	585
Subtotal Energy Group	(11,987)	38,070
Energy Services:
On-Site Energy Production	(1,969)	(89)
Appliance Service Operations	(72)	44
Subtotal Energy Services	(2,041)	(45)
Corporate and Services	1,068	455
Total Operating Income	$67,686	$114,253

Depreciation and Amortization:
Gas Utility Operations	$17,362	$15,626
Energy Group:
Wholesale Energy Operations	28	204
Retail Gas and Other Operations	83	85
Subtotal Energy Group	111	289
Energy Services:
On-Site Energy Production	11,593	9,919
Appliance Service Operations	54	84
Subtotal Energy Services	11,647	10,003
Corporate and Services	401	223
Total Depreciation and Amortization	$29,521	$26,141

Interest Charges:
Gas Utility Operations	$5,878	$4,787
Energy Group:
Wholesale Energy Operations	3,059	64
Retail Gas and Other Operations	85	132
Subtotal Energy Group	3,144	196
Energy Services:
On-Site Energy Production	5,814	3,462
Corporate and Services	5,241	3,452
Subtotal	20,077	11,897
Intersegment Borrowings	(3,332)	(2,737)
Total Interest Charges	$16,745	$9,160

	Three Months Ended March 31,
	2017	2016
Income Taxes:
Gas Utility Operations	$29,911	$27,404
Energy Group:
Wholesale Energy Operations	(6,319)	14,737
Retail Gas and Other Operations	(447)	(168)
Retail Electric Operations	535	239
Subtotal Energy Group	(6,231)	14,808
Energy Services:
On-Site Energy Production	(3,069)	(3,012)
Appliance Service Operations	(17)	26
Subtotal Energy Services	(3,086)	(2,986)
Corporate and Services	1,276	41
Total Income Taxes	$21,870	$39,267

Property Additions:
Gas Utility Operations	$62,280	$51,370
Energy Group:
Wholesale Energy Operations	3	6
Retail Gas and Other Operations	295	371
Subtotal Energy Group	298	377
Energy Services:
On-Site Energy Production	7,349	2,651
Appliance Service Operations	6	101
Subtotal Energy Services	7,355	2,752
Corporate and Services	245	163
Total Property Additions	$70,178	$54,662

	March 31, 2017	December 31, 2016
Identifiable Assets:
Gas Utility Operations	$2,627,416	$2,551,923
Energy Group:
Wholesale Energy Operations	193,181	233,019
Retail Gas and Other Operations	50,515	52,729
Retail Electric Operations	37,827	41,280
Subtotal Energy Group	281,523	327,028
Energy Services:
On-Site Energy Production	746,728	767,710
Appliance Service Operations	2,269	2,879
Subtotal Energy Services	748,997	770,589
Discontinued Operations	1,749	1,756
Corporate and Services	644,046	649,795
Intersegment Assets	(556,379)	(570,524)
Total Identifiable Assets	$3,747,352	$3,730,567

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In January 2017, SJG filed a base rate case with the BPU to increase its base rates in order to obtain a return on new capital investments made by SJG since the settlement of its last base rate case in 2014. SJG expects the base rate case to be concluded during 2017.

Also in January 2017, the BPU issued an order approving SJG’s request to extend the expiration date of its Energy Efficiency Programs (EEPs) from August 2017 to December 2018, without any modification to the programs or the amount of the previously authorized budget of $36.3 million, inclusive of operation and maintenance expenses.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2016. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's Annual Report on Form 10-K for the year ended December 31, 2016 and Note 3 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2016.

8.	REGULATORY ASSETS AND REGULATORY LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2016, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2016. SJI has no regulatory assets or regulatory liabilities other than those of SJG.

SJI's and SJG's Regulatory Assets consisted of the following items (in thousands):

	March 31, 2017	December 31, 2016
Environmental Remediation Costs:
Expended - Net	$79,206	$71,997
Liability for Future Expenditures	157,577	153,047
Deferred Asset Retirement Obligation Costs	43,100	43,014
Deferred Pension and Other Postretirement Benefit Costs	85,693	85,693
Conservation Incentive Program Receivable	30,977	27,567
Deferred Interest Rate Contracts	7,085	7,365
Energy Efficiency Tracker	40	219
Pipeline Supplier Service Charges	1,738	2,122
Pipeline Integrity Cost	4,617	4,810
AFUDC - Equity Related Deferrals	12,395	12,434
Other Regulatory Assets	2,562	2,478

Total Regulatory Assets	$424,990	$410,746

ENVIRONMENTAL REMEDIATION COSTS - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" (both SJI and SJG), "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2016 is a result of expenditures made during the first three months of 2017 and an increase in the expected future expenditures for remediation activities, primarily due to an increase in contractor costs at two of the sites currently under remediation.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the first three months of 2017, resulting in an increase in the receivable. This is primarily the result of warm weather experienced in the region.

SJI's and SJG's Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2017	December 31, 2016
Excess Plant Removal Costs	$27,143	$28,226
Deferred Revenues - Net	10,087	17,800
Societal Benefit Costs	78	3,095

Total Regulatory Liabilities	$37,308	$49,121

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory liability decreased from December 31, 2016 primarily due to an unfavorable court ruling related to a pricing dispute between SJG and a supplier (see Notes 11 and 16), partially offset by the gas costs recovered from customers exceeding the actual cost of the commodity.

SOCIETAL BENEFIT COSTS (SBC) - This regulatory liability primarily represents the excess recoveries over the expenses incurred under the New Jersey Clean Energy Program, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. Previous SBC rates produced recoveries greater than SBC costs, which resulted in the regulatory liability. The decrease in the liability from December 31, 2016 is due to an increase in rates.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2017 and 2016, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2017	2016
Service Cost	$1,382	$1,315
Interest Cost	2,955	3,000
Expected Return on Plan Assets	(3,524)	(3,380)
Amortizations:
Prior Service Cost	33	53
Actuarial Loss	2,613	2,309
Net Periodic Benefit Cost	3,459	3,297
Capitalized Benefit Cost	(1,271)	(1,187)
Deferred Benefit Cost	(161)	(161)
Total Net Periodic Benefit Expense	$2,027	$1,949

	Other Postretirement Benefits
	Three Months Ended March 31,
	2017	2016
Service Cost	$247	$230
Interest Cost	601	653
Expected Return on Plan Assets	(853)	(776)
Amortizations:
Prior Service Cost	(86)	(86)
Actuarial Loss	312	294
Net Periodic Benefit Cost	221	315
Capitalized Benefit Cost	(55)	(101)
Total Net Periodic Benefit Expense	$166	$214

During both of the three months ended March 31, 2017 and 2016, the Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $2.5 million of the totals presented in the table above. During the three months ended March 31, 2017 and 2016, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $0.1 million and $0.2 million, respectively, of the totals presented in the table above.

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to SJG's deferral of incremental expense associated with the adoption of new mortality tables effective December 31, 2014, and subsequent adjustments thereto in both 2015 and 2016. Deferred benefit costs are expected to be recovered through rates as part of SJG's next base rate case.

SJI contributed $10.0 million to the pension plans, of which SJG contributed $8.0 million, in January 2017. No contributions were made to the pension plans by either SJI or SJG during the three months ended March 31, 2016. SJI and SJG do not expect to make any additional contributions to the pension plans in 2017; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to approximate $2.5 million in 2017. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information related to SJI’s pension and other postretirement benefits and Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2016 for additional information related to SJG’s pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2017 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Revolving Credit Facilities	$450,000	$209,900	(A)	$240,100	August 2017; February 2018

Total SJI	450,000	209,900		240,100

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	800	(B)	199,200	May 2018
Uncommitted Bank Line	10,000	—		10,000	August 2017

Total SJG	210,000	800		209,200

Total	$660,000	$210,700		$449,300

(A) Includes letters of credit outstanding in the amount of $4.8 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 1.98% and 1.34% at March 31, 2017 and 2016, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 1.15% and 0.69% at March 31, 2017 and 2016, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the three months ended March 31, 2017 and 2016 were $287.9 million and $394.6 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2017 and 2016 were $354.1 million and $467.7 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the three months ended March 31, 2017 and 2016 were $34.7 million and $88.4 million, respectively. The maximum amounts outstanding under its credit facilities during the three months ended March 31, 2017 and 2016 were $110.1 million and $141.7 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of March 31, 2017.

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

GUARANTEES — As of March 31, 2017, SJI had issued $7.5 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $5.3 million per month and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJRG has also committed to purchase a minimum of 745,000 dts/d and up to 940,000 dts/d of natural gas, from various suppliers, for terms ranging from 3 to 10 years at index-based prices.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 44% and 60% of SJI's and SJG's workforce at March 31, 2017, respectively. SJI has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76. SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2018. SJG's remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017.

STANDBY LETTERS OF CREDIT — As of March 31, 2017, SJI provided $4.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG and Marina have provided $25.2 million and $62.3 million, respectively, of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project, respectively. In May 2017, Marina redeemed its variable-rate demand bonds (see Note 16) and the related letters of credit reimbursement agreements were terminated.

PENDING LITIGATION — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts whereby SJI had sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier countersued SJI claiming it is owed an amount which we extrapolate to be $15.0 million from SJG, plus interest, and $40.6 million from SJRG, plus interest, through March 31, 2017. SJI has since dropped its lawsuit against the supplier. We believe any monies paid associated with the SJG claims would reflect gas costs that would be recovered from SJG's customers through adjusted rates (see Note 16 for an update to this litigation).

SJI is also involved in a dispute in the Court of Common Pleas of Philadelphia related to a three-year capacity management contract with a counterparty whereby SJI is the manager. The counterparty is claiming that it is owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. Litigation is currently expected to start in June 2017.
Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute noted above, SJI has accrued approximately $3.2 million and $3.1 million related to all claims in the aggregate as of March 31, 2017 and December 31, 2016, respectively, of which SJG has accrued approximately $0.6 million as of both March 31, 2017 and December 31, 2016. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. Other than the changes discussed in Note 8 to the condensed consolidated financial statements, there have been no changes to the status of SJI’s environmental remediation efforts since December 31, 2016, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016 and in Note 12 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2016.

12.	DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries, including SJG, are involved in buying, selling, transporting and storing natural gas and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. SJI and SJG use a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts.

As of March 31, 2017, SJI had outstanding derivative contracts as follows (1 MMdts = one million decatherms; 1 MMmWh = one million megawatt hours):

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	59.9	13.0
Expected future sales of natural gas (in MMdts)	51.3	0.1
Expected future purchases of electricity (in MMmWh)	1.7	—
Expected future sales of electricity (in MMmWh)	1.3	—

Basis and Index related net purchase (sales) contracts (in MMdts)	108.2	(3.6)

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains for these energy-related commodity contracts included with realized gains in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI were $14.7 million and $18.7 million for the three months ended March 31, 2017 and 2016, respectively. For SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG. As of March 31, 2017 and December 31, 2016, SJG had $2.5 million of unrealized gains and $4.4 million of unrealized losses, respectively, along with a net realized gain of $0.8 million and a net realized loss of $2.8 million, respectively, included in its BGSS related to energy-related commodity contracts.

SJI, including SJG, has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which had been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the condensed consolidated balance sheets. Hedge accounting has been discontinued prospectively for these derivatives. As a result, any unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss (AOCL) on the condensed consolidated balance sheets, are being recorded in earnings over the remaining life of the derivative.

In March 2017, SJI entered into a new interest rate derivative and amended the existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified $2.4 million of pre-tax unrealized loss in AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring.

For SJG interest rate derivatives, the fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.

SJG previously used derivative transactions known as “Treasury Locks” to hedge against the impact on its cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in AOCL and is being amortized over the 30-year life of the associated debt issue. As of both March 31, 2017 and December 31, 2016, the unamortized balance was approximately $0.9 million.

As of March 31, 2017, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

The unrealized gains and losses on interest rate derivatives that are not designated as cash flow hedges are included in Interest Charges in the condensed consolidated statements of income. However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and, therefore, these unrealized losses have been included in Other Regulatory Assets in the condensed balance sheets.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$58,129	$31,702	$72,391	$60,082
Derivatives - Energy Related - Non-Current	8,061	4,036	8,502	4,540
Interest rate contracts:
Derivatives - Other - Current	—	738	—	681
Derivatives - Other - Noncurrent	—	10,017	—	9,349
Total derivatives not designated as hedging instruments under GAAP	$66,190	$46,493	$80,893	$74,652

Total Derivatives	$66,190	$46,493	$80,893	$74,652

SJG:
Derivatives not designated as hedging instruments under GAAP	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$3,107	$339	$5,434	$1,372
Derivatives – Energy Related – Non-Current	—	225	373	—
Interest rate contracts:
Derivatives – Other Current	—	371	—	386
Derivatives – Other Noncurrent	—	6,714	—	6,979
Total derivatives not designated as hedging instruments under GAAP	$3,107	$7,649	$5,807	$8,737

Total Derivatives	$3,107	$7,649	$5,807	$8,737

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.
As of March 31, 2017 and December 31, 2016, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2017
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$66,190	$—	$66,190	$(23,272)	(A)	$(293)	$42,625
Derivatives - Energy Related Liabilities	$(35,738)	$—	$(35,738)	$23,272	(B)	$—	$(12,466)
Derivatives - Other	$(10,755)	$—	$(10,755)	$—		$—	$(10,755)
SJG:
Derivatives - Energy Related Assets	$3,107	$—	$3,107	$(182)	(A)	$(293)	$2,632
Derivatives - Energy Related Liabilities	$(564)	$—	$(564)	$182	(B)	$—	$(382)
Derivatives - Other	$(7,085)	$—	$(7,085)	$—		$—	$(7,085)

As of December 31, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$80,893	$—	$80,893	$(38,809)	(A)	$(3,474)	$38,610
Derivatives - Energy Related Liabilities	$(64,622)	$—	$(64,622)	$38,809	(B)	$—	$(25,813)
Derivatives - Other	$(10,030)	$—	$(10,030)	$—		$—	$(10,030)
SJG:
Derivatives - Energy Related Assets	$5,807	$—	$5,807	$(6)	(A)	$(3,587)	$2,214
Derivatives - Energy Related Liabilities	$(1,372)	$—	$(1,372)	$6	(B)	$—	$(1,366)
Derivatives - Other	$(7,365)	$—	$(7,365)	$—		$—	$(7,365)

(A) The balances at March 31, 2017 and December 31, 2016 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2017 and December 31, 2016 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships under GAAP	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(2,487)	$(86)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
Gains on energy-related commodity contracts (a)	$14,688	$18,655
Losses on interest rate contracts (b)	(1,005)	(427)

Total	$13,683	$18,228

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2017, is $5.0 million.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $2.8 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2017	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	66,190	13,219	22,311	30,660
	$66,222	$13,251	$22,311	$30,660
SJG:
Assets
Derivatives – Energy Related Assets (B)	$3,107	$2,501	$80	$526
	$3,107	$2,501	$80	$526
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$35,738	$6,256	$15,056	$14,426
Derivatives – Other (C)	10,755	—	10,755	—
	$46,493	$6,256	$25,811	$14,426
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$564	$182	$367	$15
Derivatives – Other (C)	7,085	—	7,085	—
	$7,649	$182	$7,452	$15

As of December 31, 2016	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	80,893	33,994	11,814	35,085
	$80,925	$34,026	$11,814	$35,085
SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,807	$4,767	$—	$1,040
	$5,807	$4,767	$—	$1,040

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$64,622	$16,502	$22,070	$26,050
Derivatives – Other (C)	10,030	—	10,030	—
	$74,652	$16,502	$32,100	$26,050
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$1,372	$6	$1,252	$114
Derivatives – Other (C)	7,365	—	7,365	—
	$8,737	$6	$8,617	$114

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at March 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$22,303	$10,508	Discounted Cash Flow	Forward price (per dt)	$1.59 - $9.00 [$2.70]	(A)
Forward Contract - Electric	$8,357	$3,918	Discounted Cash Flow	Fixed electric load profile (on-peak)	36.36%- 100.00% [54.88%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 63.64% [45.12%]	(B)

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$23,301	$18,109	Discounted Cash Flow	Forward price (per dt)	$1.03 - $11.33 [$2.71]	(A)
Forward Contract - Electric	$11,784	$7,941	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.43% - 100.00% [55.14%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 78.57% [44.86%]	(B)

SJG:

Type	Fair Value at March 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$526	$15	Discounted Cash Flow	Forward price (per dt)	$2.54 - $5.69 [$3.87]	(A)

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1,040	$114	Discounted Cash Flow	Forward price (per dt)	$3.25 - $6.33 [$5.09]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2017 and 2016, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$9,035	$(632)
Other Changes in Fair Value from Continuing and New Contracts, Net	(988)	10,015
Settlements	8,187	3,858

Balance at end of period	$16,234	$13,241

SJG:
Balance at beginning of period	$926	$183
Other Changes in Fair Value from Continuing and New Contracts, Net	511	(4)
Settlements	(926)	(183)

Balance at end of period	$511	$(4)

Total (losses) gains included in earnings for SJI for the three months ended March 31, 2017 and 2016 that are attributable to the change in unrealized (losses) gains relating to those assets and liabilities included in Level 3 still held as of March 31, 2017 and 2016, are $(1.0) million and $10.0 million, respectively.  These (losses) gains are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2017, SJG issued $200.0 million aggregate principal amount of Medium Term Notes (MTN's), Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTN's bear interest at an annual rate of 3.0%, payable semiannually. Proceeds were used to pay down SJG's $200.0 million multiple-draw term facility which was set to expire in June 2017.
In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement (Credit Agreement), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $73.0 million during the three months ended March 31, 2017. All loans under the Credit Agreement become due in January 2019.
SJI and SJG did not issue or retire any other long-term debt during the three months ended March 31, 2017.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's accumulated other comprehensive loss (AOCL) for the three months ended March 31, 2017 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2017 (a)	$(25,342)	$(1,932)	$(10)	$(97)	$(27,381)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	1,515	—	—	1,515
Net current period other comprehensive income	—	1,515	—	—	1,515
Balance at March 31, 2017 (a)	$(25,342)	$(417)	$(10)	$(97)	$(25,866)

(a) Determined using a combined average statutory tax rate of 40%. (b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three months ended March 31, 2017 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2017
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$2,487	Interest Charges
Income Taxes	(972)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$1,515

(a) Determined using a combined average statutory tax rate of 40%.

The following table summarizes the changes in SJG's AOCL for the three months ended March 31, 2017 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2017 (a)	$(14,417)	$(517)	$(14,934)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	7	7
Net current period other comprehensive income (loss)	—	7	7
Balance at March 31, 2017 (a)	$(14,417)	$(510)	$(14,927)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three months ended March 31, 2017 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Statements of Income
	Three Months Ended March 31, 2017
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	Interest Charges
Income Taxes	(5)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$7

(a) Determined using a combined average statutory tax rate of 40%.

16.	SUBSEQUENT EVENTS:

Effective May 1, 2017, Marina voluntarily redeemed three series of bonds issued by NJEDA in an aggregate principal amount of $61.4 million, as follows:  Thermal Energy Facilities Revenue Bonds (Marina Energy LLC - 2001 Project) Series A ($20.0 million); Thermal Energy Facilities Federally Taxable Revenue Bonds (Marina Energy LLC - 2001 Project) Series B ($25.0 million); and Thermal Energy Facilities Revenue Bonds (Marina Energy LLC Project) Series 2006A ($16.4 million).  In connection with the redemptions, three separate, related letter of credit reimbursement agreements were terminated.

On May 8, 2017, the District Court ruled in favor of the supplier with regard to the pricing dispute between SJI and the supplier, as discussed in the Pending Litigation section of Note 11. Under this ruling, SJG and SJRG are responsible for paying the supplier $16.2 million and $44.0 million, respectively. We believe that the amount to be paid by SJG reflects a gas cost and will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of March 31, 2017. The amount associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of March 31, 2017, with charges of $40.6 million to Cost of Sales - Nonutility and $3.4 million to Interest Charges on the condensed consolidated statements of income of SJI for the three months ended March 31, 2017. SJI is considering its options to appeal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) is divided into the following two major sections:

•
SJI - This section describes the financial condition and results of operations of South Jersey Industries, Inc. and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including SJG, and our non-regulated operations.

•	SJG - This section describes the financial condition and results of operations of SJG, a subsidiary of SJI, which comprises the gas utility operations segment.

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of the company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's financial statements and the combined Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s Annual Report on Form 10-K for the year ended December 31, 2016 and SJG’s Annual Report on Form 10-K for the year ended December 31, 2016.

Except where the content clearly indicates otherwise, "SJI," "the Company," "we," "us" or "our" refers to South Jersey Industries, Inc. and all of its subsidiaries.

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. SJI's and SJG's operations are seasonal and accordingly, operating results for the interim periods presented are not indicative of the results to be expected for the full fiscal year.

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
These risks and uncertainties, as well as other risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk factors” in this Quarterly Report, SJI’s Annual Report on Form 10-K for the year ended December 31, 2016, SJG’s Annual Report on Form 10-K for the year ended December 31, 2016 and in any other SEC filings made by SJI or SJG during 2017 and prior to the filing of this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI and SJG undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJI's Annual Report on Form 10-K for the year ended December 31, 2016 and SJG's Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the condensed consolidated financial statements.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2016. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016 and Note 3 to the Financial Statements in item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2016.

Environmental Remediation — Other than the changes discussed in Note 8 to the condensed consolidated financial statements, there have been no significant changes to the status of SJI’s and SJG's environmental remediation efforts since December 31, 2016. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016 and Note 12 to the Financial Statements in item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2016.

Operating Segments:

SJI operates in several different reportable operating segments. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers. The result of SJG are only included in this operating segment.

•	Wholesale energy operations include the activities of South Jersey Resources Group, LLC (SJRG) and South Jersey Exploration, LLC (SJEX).

•	South Jersey Energy Company (SJE) is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of the thermal energy facility of Marina Energy, LLC (Marina) and other energy-related projects. Also included in this segment are the activities of ACB Energy Partners, LLC (ACB), AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE), SX Landfill Energy, LLC (SXLE), MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS).

•
Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP), which services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis.

•
SJI Midstream, LLC (Midstream) was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey. The activities of Midstream are a part of the Corporate and Services segment.

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended March 31, 2017 decreased $30.4 million to $37.7 million compared with the same period in 2016, primarily as a result of the following:

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2017 decreased $31.9 million to a loss of $8.4 million, primarily due to a $26.4 million decrease resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Notes 11 and 16 to the condensed consolidated financial statements). Also contributing was a $2.8 million decrease resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below, along with a $2.7 million decrease related to lower capacity and warmer weather conditions as discussed under "Gross Margin - Energy Group" below.

•
The net income contribution from on-site energy production at Marina for the three months ended March 31, 2017 decreased $4.4 million to a net loss of $4.4 million. This was primarily due to the impact of recording no investment tax credits on renewable energy facilities in the first quarter of 2017, compared with $1.7 million in the first quarter of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing to this decrease was a $1.6 million decrease related to the change in unrealized gains and losses on interest rate derivative contracts, as well as an overall increase in operating expenses.

•
The net income contribution from gas utility operations at SJG for the three months ended March 31, 2017 increased $2.1 million to $46.5 million primarily due to customer additions and contributions from investments under accelerated infrastructure programs.

•
The net income contribution from Midstream for the three months ended March 31, 2017 increased $2.0 million to $2.0 million primarily due to capitalization of Allowance for Funds Used During Construction (AFUDC) at PennEast, of which Midstream has a 20% equity interest.

•	SJI recognized an additional gain of $1.7 million during the three months ended March 31, 2017 related to the sale of real estate.

A significant portion of the volatility in operating results is due to the impact of the accounting methods associated with SJI’s derivative activities. SJI uses derivatives to limit its exposure to market risk on transactions to buy, sell, transport and store natural gas and to buy and sell retail electricity. SJI also uses derivatives to limit its exposure to increasing interest rates on variable-rate debt.

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses, as applicable and in each case after tax, on all derivative transactions; (b) less realized gains and plus realized losses, as applicable and in each case after tax, on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period; and (d) as adjusted by the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs. With respect to the third part of the definition of Economic Earnings:

•
For the three months ended March 31, 2017, Economic Earnings excludes an approximately $2.4 million pre-tax loss related to a new interest rate derivative and amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in Accumulated Other Comprehensive Loss (AOCL). SJI reclassified this amount from AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. See Note 12 to the condensed consolidated financial statements.

•
For the three months ended March 31, 2017, Economic Earnings excludes an approximately $0.3 million pre-tax charge incurred related to an impairment charge due to a reduction in the expected cash flows to be received from a solar generating facility, for which the economic impact will not be realized until a future period. See Note 1 to the condensed consolidated financial statements.

•
For the three months ended March 31, 2017 and 2016, Economic Earnings includes additional depreciation expense on a solar generating facility. During 2012, an impairment charge was recorded within Income from Continuing Operations on a solar generating facility which reduced its depreciable basis and recurring depreciation expense. This impairment charge was excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

Economic Earnings is a significant performance metric used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions, and transactions or contractual arrangements where the true economic impact will be realized in a future period or was realized in a previous period. Specifically regarding derivatives, we believe that this financial measure indicates to investors the profitability of the entire derivative related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. Considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for the three months ended March 31, 2017 increased $0.6 million to $57.6 million compared with the same period in 2016, primarily as a result of the following:

•
The income contribution from gas utility operations at SJG for the three months ended March 31, 2017 increased $2.1 million to $46.5 million primarily due to customer additions and contributions from investments under accelerated infrastructure programs.

•
The income contribution from Midstream for the three months ended March 31, 2017 increased $2.0 million to $2.0 million primarily due to capitalization of AFUDC at PennEast, of which Midstream has a 20% equity interest.

•	SJI recognized an additional gain of $1.7 million during the three months ended March 31, 2017 related to the sale of real estate.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2017 decreased $2.7 million to $9.1 million primarily due to lower capacity and warmer weather conditions as discussed under "Gross Margin - Energy Group" below.

•
The income contribution from on-site energy production at Marina for the three months ended March 31, 2017 decreased $2.8 million to a net loss of $2.4 million. This was primarily due to the impact of recording no investment tax credits on renewable energy facilities in the first quarter of 2017, compared with $1.7 million in the first quarter of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing to this decrease was an overall increase in operating expenses.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Income from Continuing Operations	$37,747	$68,187
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives*	(13,908)	(18,612)
Realized Losses on Inventory Injection Hedges*	332	3
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	2,392	—
Unrealized Loss on Property, Plant and Equipment (B)	256	—
Other (C)*	(41)	(41)
Charge from a Legal Proceeding (D)	43,987	—
Income Taxes (E)	(13,207)	7,460
Economic Earnings	$57,558	$56,997

Earnings per Share from Continuing Operations	$0.47	$0.95
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives*	(0.18)	(0.26)
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	0.03	—
Charge from a Legal Proceeding (D)	0.56	—
Income Taxes (E)	(0.16)	0.11
Economic Earnings per Share	$0.72	$0.80

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements) is as follows (gains (losses) in thousands):

	Three Months Ended March 31,
	2017	2016
Gains on Energy Related Commodity Contracts	$14,688	$18,655
Losses on Interest Rate Contracts	(1,005)	(427)
Total before income taxes	13,683	18,228
Unrealized mark-to-market (losses) gains on derivatives held by affiliated companies, before taxes*	225	384
Total unrealized mark-to-market gains on derivatives*	13,908	18,612
Realized Losses on Inventory Injection Hedges*	(332)	(3)
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	(2,392)	—
Unrealized Loss on Property, Plant and Equipment (B)*	(256)	—
Other (C)*	41	41
Charge from a Legal Proceeding (D)	(43,987)	—
Income taxes (E)	13,207	(7,460)
Total reconciling items between (losses) income from continuing operations and economic earnings	$(19,811)	$11,190

* Certain reclassifications have been made to the prior period numbers in these tables to conform to the current period presentation. The prior period numbers in these line items have been adjusted to be presented before income taxes.

(A) Represents a new interest rate derivative and amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in Accumulated Other Comprehensive Loss (AOCL). SJI reclassified this amount from AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. See Note 12 to the condensed consolidated financial statements.

(B) Represents an impairment charge recorded on a solar generating facility during the first quarter of 2017, for which the economic impact will not be realized until a future period. See Note 1 to the condensed consolidated financial statements.

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

(D) Represents a charge resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014. Since the charge relates to purchase transactions that occurred in prior periods, this amount is excluded from Economic Earnings.

(E) Determined using a combined average statutory tax rate of 40%.

Gas Utility Operations:

The following tables summarize the composition of gas utility operations operating revenues and margin for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended March 31,
	2017	2016
Utility Operating Revenues:
Firm Sales -
Residential	$114,592	$117,782
Commercial	25,640	22,145
Industrial	1,820	1,378
Cogeneration & Electric Generation	787	746
Firm Transportation -
Residential	6,205	6,493
Commercial	12,785	12,478
Industrial	4,810	5,330
Cogeneration & Electric Generation	1,180	1,509

Total Firm Revenues	167,819	167,861

Interruptible Sales	—	18
Interruptible Transportation	239	332
Off-System Sales	26,778	13,488
Capacity Release	1,743	5,815
Other	235	252
	196,814	187,766
Less: Intercompany Sales	(1,045)	(4,097)
Total Utility Operating Revenues	195,769	183,669
Less:
Cost of Sales - Utility	72,424	69,303
Less: Intercompany Cost of Sales	(1,045)	(4,097)
Total Cost of Sales - Utility (Excluding depreciation)	71,379	65,206
Conservation Recoveries*	2,548	5,101
RAC Recoveries*	2,501	2,298
EET Recoveries*	384	799
Revenue Taxes	439	361
Utility Margin**	$118,518	$109,904

	Three Months Ended March 31,
	2017	2016
Margin:
Residential	$73,446	$71,278
Commercial and Industrial	26,832	25,229
Cogeneration and Electric Generation	1,128	1,313
Interruptible	4	21
Off-System Sales & Capacity Release	1,956	1,681
Other Revenues	234	251
Margin Before Weather Normalization & Decoupling	103,600	99,773
CIP Mechanism	13,975	9,263
EET Mechanism	943	868
Utility Margin**	$118,518	$109,904

Degree Days:	2,157	2,216

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is further defined under the caption "Margin - Gas Utility Operations" below.

Operating Revenues - Gas Utility Operations - Revenues increased $9.0 million, or 4.8%, for the three months ended March 31, 2017 compared with the same period in 2016. Excluding intercompany transactions, revenues increased $12.1 million, or 6.6%, for the three months ended March 31, 2017 compared with the same period in 2016.

Despite the moderate increase in Off-System Sales (OSS) volume discussed under "Throughput - Gas Utility Operations" in the SJG Management's Discussion section, a 68% increase in natural gas prices resulted in a total increase of $13.3 million in OSS revenues for the three months ended March 31, 2017 compared with the same period in 2016. Capacity release revenue decreased $4.1 million as a result of specific releases to Transco Zone 5 at a relatively high value during the first quarter of 2016, which did not occur during the first quarter of 2017. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Total firm revenue was relatively unchanged for the three months ended March 31, 2017, compared to the same period last year, despite slightly lower sales and transportation throughput during the first quarter of 2017 due to warmer weather, as discussed under "Throughput - Gas Utility Operations" in the SJG Management's Discussion section. This lack of volatility between the two periods is the result of a BGSS bill credit of $20.0 million provided to customers in the first quarter of 2016, which lowered revenue during the three months ended March 31, 2016, even though weather was colder during that period. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s net income.

Margin - Gas Utility Operations - SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin increased $8.6 million, or 7.8% for the three months ended March 31, 2017, compared with the same period in 2016. The rolling into base rates of Storm Hardening and Reliability Program (SHARP) investments contributed approximately $2.0 million of additional margin in the first quarter of 2017 compared with 2016. The Accelerated Infrastructure Replacement Programs(AIRP) contributed approximately $3.7 million of additional margin in the first quarter of 2017 compared with 2016. In addition, SJG added 5,266 customers over the 12-month period ended March 31, 2017, contributing approximately $1.8 million in additional margin for the three months ended March 31, 2017, compared with the same period in 2016.

The Conservation Incentive Program (CIP) tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism protected margin by $13.9 million, or $8.4 million after taxes, for the three months ended March 31, 2017, primarily due to weather that was 13.2% warmer than normal and lower customer usage. The CIP mechanism protected $9.3 million, or $5.5 million after taxes, of margin for the three months ended March 31, 2016 that would have been lost due to weather that was warmer than average and lower customer usage.

Nonutility:

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $79.0 million, or 59.7%, to $211.4 million for the three months ended March 31, 2017, compared with the same period in 2016.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $6.5 million, or 21.9%, for the three months ended March 31, 2017, compared with the same period in 2016. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.9 million, revenues increased $7.4 million, or 24.7%, for the three months ended March 31, 2017, compared with the same period in 2016.

A summary of SJE's retail gas revenue is as follows (in millions):

	Three Months Ended March 31,
	2017	2016	Change
SJE Retail Gas Revenue	$36.1	$29.6	$6.5
Add: Unrealized Losses (Subtract: Unrealized Gains)	1.1	0.2	0.9
SJE Retail Gas Revenue, Excluding Unrealized Losses (Gains)	$37.2	$29.8	$7.4

The increase in revenues for the three months ended March 31, 2017, compared with the same period in 2016 was mainly due to a 58.6% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $9.5 million, or 24.7%, for the three months ended March 31, 2017, compared with the same period in 2016. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.8) million, revenues increased $8.7 million, or 22.4%, for the three months ended March 31, 2017, compared with the same period in 2016.

A summary of revenues from retail electric operations at SJE is as follows (in millions):

	Three Months Ended March 31,
	2017	2016	Change
SJE Retail Electric Revenue	$47.9	$38.4	$9.5
Add: Unrealized Losses (Subtract: Unrealized Gains)	(0.6)	0.2	(0.8)
SJE Retail Electric Revenue, Excluding Unrealized Losses (Gains)	$47.3	$38.6	$8.7

The increase in revenues from retail electric operations at SJE, as defined above, for the three months ended March 31, 2017, compared with the same period in 2016, was mainly due to a 17.0% increase in sales volumes, which was driven by additional electric contracts entered into during the fourth quarter of 2016, partially offset by a 35.2% decrease, in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. SJE uses forward financial contracts to mitigate commodity price risk on fixed price electric contracts. In accordance with GAAP, the forward financial contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. The related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward financial contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward financial contracts, resulting in the realization of the profit margin expected when the transactions were initiated. The retail electric operations at SJE serve both fixed and market-priced customers.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $62.3 million for the three months ended March 31, 2017, compared with the same period in 2016. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $3.9 million and adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.3 million to align them with the related cost of inventory in the period of withdrawal, revenues from the wholesale energy operations at SJRG increased $66.5 million for the three months ended March 31, 2017, compared with the same period in 2016.

A summary of revenues from wholesale energy operations at SJRG is as follows (in millions):

	Three Months Ended March 31,
	2017	2016	Change
SJRG Revenue	$127.4	$65.1	$62.3
Add: Unrealized Losses (Subtract: Unrealized Gains)	(15.2)	(19.1)	3.9
Add: Realized Losses (Subtract: Realized Gains) on Inventory Injection Hedges	0.3	—	0.3
SJRG Revenue, Excluding Unrealized Losses (Gains) and Realized Losses (Gains) on Inventory Injection Hedges	$112.5	$46.0	$66.5

The increase in revenues from the wholesale energy operations at SJRG, as defined above, for the three months ended March 31, 2017, compared with the same period in 2016, was primarily due to revenues earned on gas supply contracts with two electric generation facilities, along with a 58.6% increase in the average monthly NYMEX settle price. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $1.7 million, or 10.0%, to $18.7 million for the three months ended March 31, 2017, compared with the same period in 2016.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $1.9 million, or 12.8%, to $17.1 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily due to an increase in solar renewable energy credits (SRECs) transferred as a result of more solar projects being online compared to the same period in 2016. Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $1.8 million, or 24.7%, to $9.1 million for the three months ended March 31, 2017, compared with the same period in 2016.

SRECs represent the renewable energy attribute of the solar electricity generated, that can be sold to customers. Marina does not recognize revenue, or the related margin, until the SREC is certified and transferred to the customer’s electronic account. Customers may purchase SRECs to comply with solar requirements under various state renewable energy regulations. Approximately 73% of Marina’s solar production is in New Jersey.

Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts. The hedged percentage of projected SREC production related to in-service assets in New Jersey is 94% and 84% for energy years ending May 31, 2017 and 2018, respectively.

Installed capacity was 201 MW and 172 MW at March 31, 2017 and 2016, respectively.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three months ended March 31, 2017, compared with the same period in 2016.

Gross Margin - Nonutility -  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of income.

Gross Margin - Energy Group - Combined gross margins for Energy Group decreased $48.7 million to a loss of $4.2 million for the three months ended March 31, 2017, compared with the same period in 2016. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations decreased $0.5 million to $0.8 million for the three months ended March 31, 2017, compared with the same period in 2016. Excluding the change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $0.9 million, gross margin increased $0.4 million for the three months ended March 31, 2017, compared with the same period in 2016, which does not represent a significant change. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three months ended March 31, 2017, compared with the same period in 2016.

•
Gross margin from SJE’s retail electric operations increased $0.8 million to $2.2 million for the three months ended March 31, 2017, compared with the same period in 2016. Excluding the impact of the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $(0.8) million, gross margin did not change significantly for the three months ended March 31, 2017, compared with the same period in 2016. Excluding the impact of the unrealized gains/losses discussed above, gross margin as a percentage of Operating Revenues did not change significantly for the three months ended March 31, 2017, compared with the same period in 2016.

•
Gross margin from the wholesale energy operations at SJRG decreased $49.2 million to a loss of $7.2 million for the three months ended March 31, 2017, compared with the same period in 2016. Excluding the impact of (a) $40.6 million resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Notes 11 and 16 to the condensed consolidated financial statements); (b) the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility of $3.9 million; and (c) adjusting for the change in realized gains and losses on all hedges attributed to inventory injection transactions of $0.3 million to align them with the related cost of inventory in the period of withdrawal, gross margin for the wholesale energy operations at SJRG decreased $4.4 million for the three months ended March 31, 2017, compared with the same period in 2016. These decreases were primarily due to lower capacity and warmer weather conditions, which exceeded the increases in margin that resulted from the gas supply contracts with two electric generation facilities discussed in "Operating Revenues - Energy Group" above.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of March 31, 2017, the wholesale energy operations had 6.9 Bcf of storage and 415,306 dts/day of transportation under contract.

Gross Margin - Energy Services - Combined gross margins for Energy Services increased $1.5 million to $18.5 million for the three months ended March 31, 2017, compared with the same period in 2016. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $1.6 million to $17.7 million for the three months ended March 31, 2017, compared with the same period in 2016 primarily due to an increase in SRECs transferred as a result of more solar projects being online compared to the same period in 2016.

•	Gross margin from appliance service operations at SJESP did not change significantly for the three months ended March 31, 2017, compared with the same period in 2016.

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2017 vs. 2016
Gas Utility Operations	$(1,315)
Nonutility:
Energy Group:
Wholesale Energy Operations	782
Retail Gas and Other Operations	557
Retail Electric Operations	(21)
Subtotal Energy Group	1,318
Energy Services:
On-Site Energy Production	1,547
Appliance Service Operations	(32)
Subtotal Energy Services	1,515
Total Nonutility	2,833
Intercompany Eliminations and Other	(689)
Total Operations Expense	$829

Operations - Gas utility operations expense decreased $1.3 million for the three months ended March 31, 2017, compared with the same period in 2016.  The decrease primarily resulted from the operation of SJG’s New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced an aggregate net decrease of $3.0 million. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three months ended March 31, 2017, compared with the same period in the prior year. This was due to a reduction in the approved level of recovery of such costs. These decreases were partially offset by higher expenses in various areas, primarily those associated with corporate support, governance and compliance costs, which increased $1.6 million for the three-month period ended March 31, 2017 compared to the same period in 2016.

Nonutility operations expense increased $2.8 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - The change in maintenance expense for the three months ended March 31, 2017, compared with the same period in 2016, was not significant.

Depreciation - Depreciation increased $3.6 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2017, compared with the same period in 2016, was not significant.

Other Income and Expense - Other income increased $3.5 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily due to a gain recorded on a sale of real estate during the first quarter of 2017.

Interest Charges – Interest charges increased $7.6 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily due to $3.4 million of interest charges incurred from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Notes 11 and 16 to the condensed consolidated financial statements). Also contributing to the increase was an amendment of an existing interest rate derivative contract previously linked to unrealized losses recorded in AOCL, which was reclassified to interest expense as a result of the prior hedged transactions being deemed probable of not occurring (see Note 12 to the condensed consolidated financial statements). Finally, there was higher amounts of long-term debt outstanding at SJI and SJG, which also contributed to the overall increase.

Income Taxes – Income tax expense decreased $17.4 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily due to lower income before income taxes compared to the prior year period, which was primarily due to an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Notes 11 and 16 to the condensed consolidated financial statements). Partially offsetting this decrease was the impact of recording no investment tax credits on renewable energy facilities in the first quarter of 2017, compared with $1.7 million in the first quarter of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies increased $2.9 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily due to capitalization of AFUDC at PennEast, of which Midstream has a 20% equity interest.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $79.5 million and $98.5 million in the first three months of 2017 and 2016, respectively (certain reclassifications have been made to the prior period condensed consolidated statements of cash flows to conform to the current period presentation, causing the amount for the first three months of 2016 to be adjusted; see Note 1 to the condensed consolidated financial statements). Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first three months of 2017 produced less net cash than the same period in 2016, primarily due to contributions made to fund post-retirement benefit plans. During the first quarter of 2017, SJI made a $10.0 million payment to fund its pension plans. SJI did not make a pension payment in 2016. SJI strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, SJI increases its contributions to supplant that funding shortfall. Also contributing to the decrease is lower collections at SJG under regulatory clauses, specifically the CIP.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first three months of 2017 and 2016 amounted to $72.8 million and $70.1 million, respectively (certain reclassifications have been made to the prior period condensed consolidated statements of cash flows to conform to the current period presentation, causing the amount for the first three months of 2016 to be adjusted; see Note 1 to the condensed consolidated financial statements). We estimate the net cash outflows for investing activities for fiscal years 2017, 2018 and 2019 at SJI to be approximately $329.9 million, $347.3 million and $289.3 million, respectively. The high level of investing activities for 2017, 2018 and 2019 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are potential SJI Midstream investments, net of potential returns, in 2017 through 2019. SJI expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

In support of its risk management activities, SJI is required to maintain margin accounts with selected counterparties as collateral for its forward contracts, swap agreements, options contracts and futures contracts. These margin accounts are included in Restricted Investments or Margin Account Liability, depending upon the value of the related contracts (the change in the Margin Account Liability is reflected in cash flows from Operating Activities) on the condensed consolidated balance sheets. The required amount of restricted investments changes on a daily basis due to fluctuations in the market value of the related outstanding contracts and is difficult to predict. Margin posted by SJI decreased by $10.8 million in the first three months of 2017, compared with a decrease of $8.9 million in the same period of 2016.

During the first three months of 2017 and 2016, SJI made net investments in unconsolidated affiliates of $3.7 million and $1.5 million, respectively.

During the first three months of 2017, SJI received approximately $3.1 million related to the sale of real estate. SJI recognized an after-tax gain on this sale of approximately $1.7 million.

During the first three months of 2017, SJI received $3.0 million of proceeds from a third party to pay down a portion of its outstanding note balance.

During the first three months of 2017, SJI made an incremental $7.5 million payment above the prior year to fund company-owned life insurance.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2017 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Revolving Credit Facilities	450,000	209,900	(A)	240,100	August 2017; February 2018

Total SJI	450,000	209,900		240,100

SJG:

Commercial Paper Program/Revolving Credit Facility	200,000	800	(B)	199,200	May 2018
Uncommitted Bank Line	10,000	—		10,000	August 2017

Total SJG	210,000	800		209,200

Total	$660,000	$210,700		$449,300

(A) Includes letters of credit outstanding in the amount of $4.8 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2017. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 1.98% and 1.34% at March 31, 2017 and 2016, respectively.   SJG's weighted average interest rate on these borrowings, which changes daily, was 1.15% and 0.69% at March 31, 2017 and 2016, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the three months ended March 31, 2017 and 2016 were $287.9 million and $394.6 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2017 and 2016 were $354.1 million and $467.7 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the three months ended March 31, 2017 and 2016 were $34.7 million and $88.4 million, respectively. The maximum amount outstanding under its credit facilities during the three months ended March 31, 2017 and 2016 were $110.1 million and $141.7 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In January 2017, SJG issued $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTN's bear interest at an annual rate of 3.0%, payable semiannually. Proceeds were used to pay down the $200.0 million multiple-draw term facility which was set to expire in June 2017.
In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement (Credit Agreement), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $73.0 million during the three months ended March 31, 2017. All loans under the Credit Agreement become due in January 2019.
Prior to May 1, 2016, SJI raised equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $5.6 million of equity capital through the DRP during the three months ended March 31, 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any new equity capital via the DRP in 2017.

SJI’s capital structure was as follows:

	As of March 31, 2017	As of December 31, 2016
Equity	49.9%	49.1%
Long-Term Debt	42.3%	39.6%
Short-Term Debt	7.8%	11.3%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 65 consecutive years and has increased that dividend each year for the last 17 years.  SJI currently seeks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 55% and 70% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2017 and 2016 amounted to net cash outflows of $10.5 million and $7.3 million, respectively. Total net cash outflows for remediation projects are expected to be $46.8 million, $37.5 million and $50.5 million for 2017, 2018 and 2019, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K for the year ended December 31, 2016, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - As of March 31, 2017, SJI provided $4.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG and Marina have provided $25.2 million and $62.3 million, respectively, of additional letters of credit under separate facilities outside of the revolving credit facilities to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system and to finance Marina's initial thermal plant project, respectively. In May 2017, Marina redeemed its variable-rate demand bonds and the related letters of credit reimbursement agreements were terminated (see Note 16 to the condensed consolidated financial statements).

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016, except for (a) an $82.7 million increase in interest on long-term debt associated with the issuance of $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal payments beginning in 2025 (see Note 14 to the condensed consolidated financial statements); and (b) long-term debt, which increased approximately $73.0 million due to SJG borrowing $73.0 million under a $200.0 million term loan credit facility (see Note 14 to the condensed consolidated financial statements).

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which SJI has either made guarantees, or has certain other interests or obligations.

As of March 31, 2017, SJI had issued $7.5 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

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

As of March 31, 2017, SJI, through its investment in Energenic, had a remaining net asset of approximately $0.4 million included in Investment in Affiliates on the condensed consolidated balance sheets related to cogeneration assets for the energy services project. In addition, SJI had approximately $13.9 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by those cogeneration assets. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Pending Litigation — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts whereby SJI had sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier countersued SJI claiming it is owed an amount which we extrapolate to be $15.0 million from SJG, plus interest, and $40.6 million from SJRG, plus interest, through March 31, 2017. SJI has since dropped its lawsuit against the supplier. We believe any monies paid associated with the SJG claims would reflect gas costs that would be recovered from SJG's customers through adjusted rates. See Note 16 to the condensed consolidated financial statements for an update to this litigation.

SJI is also involved in a dispute in the Court of Commom Pleas of Philadelphia related to a three-year capacity management contract with a counterparty whereby SJI is the manager. The counterparty is claiming that it is owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. Litigation is currently expected to start in June 2017.
Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute noted above, SJI has accrued approximately $3.2 million and $3.1 million related to all claims in the aggregate as of March 31, 2017 and December 31, 2016, respectively, of which SJG has accrued approximately $0.6 million as of both March 31, 2017 and December 31, 2016. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

SOUTH JERSEY GAS COMPANY

This section of Management’s Discussion focuses on South Jersey Gas Company (SJG) for the reported periods. In many cases, explanations and disclosures for both SJI and SJG are substantially the same or specific disclosures for SJG are included in the Management's Discussion for SJI.

RESULTS OF OPERATIONS:

The results of operations for the gas utility operations at SJG are described in detail above; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations under South Jersey Industries, Inc. Refer to the section entitled “Results of Operations - Gas Utility Operations” for a detailed discussion of the results of operations for SJG.

The following table summarizes the composition of selected gas utility throughput for the three month periods ended March 31, (in thousands, except for degree day data):

	Three Months Ended March 31,
	2017	2016
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	10,828	11,138
Commercial	2,508	2,183
Industrial	201	152
Cogeneration & Electric Generation	133	194
Firm Transportation -
Residential	843	1,008
Commercial	2,598	2,823
Industrial	3,054	3,053
Cogeneration & Electric Generation	1,162	1,479

Total Firm Throughput	21,327	22,030

Interruptible Sales	—	2
Interruptible Transportation	391	375
Off-System Sales	5,981	5,050
Capacity Release	21,098	16,151

Total Throughput - Utility	48,797	43,608

Throughput – Gas Utility Operations - Total gas throughput increased 5.2 MMdts, or 11.9%, for the three months ended March 31, 2017 compared to the same period in 2016. This was primarily the result of improved throughput in both Off-System Sales (OSS) and capacity release, which increased 0.9 MMdts and 4.9 MMdts, respectively. Weather that was 2.6% warmer-than-normal created less demand in SJG’s service territory and more supply available for OSS and capacity release activity. SJG also had capacity previously released under its Conservation Incentive Program (CIP) returned to SJG during the first quarter of 2017, thereby allowing SJG to take advantage of additional capacity release activity during the period.

Total firm throughput decreased 0.7 MMdts, primarily as a result of warmer weather during the first quarter of 2017, compared to the same period in 2016, as previously discussed. The negative impact of weather on firm throughput was partially offset by the addition of 5,266 customers, a 1.4% increase compared with the same period in 2016.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended March 31,
	2017	2016
Net Income Impact:
CIP – Weather Related	$5.9	$3.3
CIP – Usage Related	2.5	2.2
Total Net Income Impact	$8.4	$5.5

Weather Compared to 20-Year Average	13.2% Warmer	9.9% Warmer
Weather Compared to Prior Year	2.6% Warmer	24.2% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

Three Months Ended March 31, 2017 vs. 2016
Operations	$(1,315)
Maintenance	$597
Depreciation	$1,504
Energy and Other Taxes	$268

Operations - See SJI's Management Discussion section above.

Maintenance - Maintenance expense increased $0.6 million for the three months ended March 31, 2017 compared with the same period in 2016, primarily due to increased maintenance of services activity and higher levels of Remediation Adjustment Clause (RAC) amortization. This increase of approximately $0.2 million in RAC-related expenses in first quarter of 2017 does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation - Depreciation expense increased $1.5 million for the three months ended March 31, 2017 compared with the same period in 2016, primarily due to continuing investment in property, plant and equipment.

Energy and Other Taxes -Energy and Other Taxes increased $0.3 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to the availability of a Compressed Natural Gas (CNG) tax credit recognized in 2016, but not available in 2017.

Other Income and Expense - Other Income and Expense increased $0.8 million for the three months ended March 31, 2017 compared with the same period in 2016, primarily due to higher AFUDC due to increased capital spending and a new AIRP II program.

Interest Charges – Interest charges increased $1.1 million for the three months ended March 31, 2017 compared with the same period in 2016, primarily due to higher amounts of long-term debt outstanding (see Note 14 to the condensed consolidated financial statements).

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity and capital resources for SJG are substantially covered in the Management’s Discussion of SJI (except for the items and transactions that relate to SJI and its nonutility subsidiaries). Those explanations are incorporated by reference into this discussion.

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $57.0 million and $68.8 million in the first three months of 2017 and 2016, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operations decreased primarily due to contributions made to fund post-retirement benefit plans. During the first quarter of 2017, SJG made an $8.0 million payment to fund its pension plans. SJG did not make a contribution to its pension plans in 2016. Also contributing to the decrease is lower collections at SJG under regulatory clauses, specifically the CIP.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2017, 2018 and 2019 to be approximately $263.2 million, $234.3 million and $291.7 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

During the first three months of 2017, SJG made a $4.9 million payment to fund company-owned life insurance.

Cash Flows from Financing Activities - SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and MTN's, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

SJI contributed an equity infusion of $40.0 million to SJG during the three months ended March 31, 2017. SJI did not contribute any equity to SJG during the three months ended March 31, 2016.

SJG’s capital structure was as follows:

	As of March 31, 2017	As of December 31, 2016
Common Equity	57%	53%
Long-Term Debt	43%	40%
Short-Term Debt	—%	7%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2017 and 2016 amounted to net cash outflows of $9.8 million and $7.4 million, respectively. Total net cash outflows for remediation projects are expected to be $46.2 million, $37.2 million and $50.4 million for 2017, 2018 and 2019, respectively. As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2016, environmental remediation costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of March 31, 2017, averaged $63.7 million annually and totaled $307.5 million over the contracts’ lives.  Approximately 34% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2016. SJG's contractual cash obligations increased $163.7 million from December 31, 2016, primarily due to an $85.2 million increase in interest on long-term debt associated with the issuance of $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTN's bear interest at an annual rate of 3.0%, payable semiannually (see Note 14 to the condensed consolidated financial statements). Also contributing to the increase was SJG borrowing $73.0 million under a $200.0 million term loan credit facility (see Note 14 to the condensed consolidated financial statements)

Off-Balance Sheet Arrangements - SJG has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

South Jersey Industries, Inc.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax unrealized gain of $14.7 million and $18.7 million during the three months ended March 31, 2017 and 2016, respectively, which are included with realized gains in Operating Revenues — Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2017 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$13,095	$124	$—	$13,219
Prices provided by other external sources	21,815	496	—	22,311
Prices based on internal models or other valuation methods	23,220	6,884	556	30,660

Total	$58,130	$7,504	$556	$66,190

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$5,505	$680	$71	$6,256
Prices provided by other external sources	14,665	391	—	15,056
Prices based on internal models or other valuation methods	11,532	2,374	520	14,426

Total	$31,702	$3,445	$591	$35,738

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 23.4 million decatherms (dts) with a weighted average settlement price of $3.09 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 108.2 million dts with a weighted average settlement price of $(0.38) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 14.8 million dts with a weighted average settlement price of $2.89 per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.4 million megawatt hours (mwh) with a weighted average settlement price of $37.54 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2017	$16,271
Contracts Settled During the Three Months Ended March 31, 2017, Net	9,950
Other Changes in Fair Value from Continuing and New Contracts, Net	4,231

Net Derivatives — Energy Related Assets, March 31, 2017	$30,452

Marina’s solar energy projects rely on returns from electricity and SRECs.  A decrease in the value of electricity and SRECs impacted by market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.  To hedge against this risk, Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts.  The hedged percentage of projected SREC production related to in-service assets in New Jersey is 94% and 84% and in Massachusetts is 81% and 54% for energy years ending May 31, 2017 and 2018, respectively.  SREC production related to in-service assets in Maryland is currently unhedged.  As SREC prices have recently declined significantly in Maryland, management is actively monitoring those projects for impairment of the investments in that market. As of March 31, 2017, Marina has total net solar assets of $534.3 million, of which $411.2 million are located in New Jersey, $50.4 million are located in Massachusetts, $55.5 million are located in Maryland, and $17.2 million are located in Vermont.

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at March 31, 2017 was $539.5 million and averaged $579.8 million during the first three months of 2017. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; and 2012 - 9 b.p. decrease.  At March 31, 2017, our average interest rate on variable-rate debt was 1.87%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of March 31, 2017, the interest costs on $886.1 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of March 31, 2017, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
20,000,000	3.049%	3/15/2017	3/15/2027	SJI
20,000,000	3.049%	3/15/2017	3/15/2027	SJI
10,000,000	3.049%	3/15/2017	3/15/2027	SJI
12,500,000	3.530%	12/1/2006	2/1/2036	SJG
12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of March 31, 2017, SJI had approximately $5.8 million, or 8.8%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated.

As of March 31, 2017, SJRG had $74.9 million of Accounts Receivable under sales contracts. Of that total, 69.0% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2017 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$2,501	$—	$2,501
Prices Provided by Other External Sources (Basis)	80	—	80
Prices based on internal models or other valuable methods	526	—	526

Total	$3,107	$—	$3,107

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$—	$182	$182
Prices Provided by Other External Sources (Basis)	367	—	367
Prices based on internal models or other valuable methods	15	—	15

Total	$382	$182	$564

Contracted volumes of SJG's NYMEX contracts are 12.9MMdt with a weighted-average settlement price of $3.07 per dt. Contracted volumes of SJG's Basis contracts are 3.6 million dts with a weighted-average settlement price of $0.42 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2017	$4,435
Contracts Settled During the Three Months ended March 31, 2017, Net	(1,670)
Other Changes in Fair Value from Continuing and New Contracts, Net	(222)
Net Derivatives — Energy Related Assets, March 31, 2017	$2,543

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at March 31, 2017, was $73.0 million and averaged $137.1 million during the first three months of 2017. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.8 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; and 2012 - 1 b.p. decrease. As of March 31, 2017, SJG's average interest rate on variable-rate debt was 1.54%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2017, the interest costs on $645.1 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

South Jersey Industries, Inc.

Evaluation of Disclosure Controls and Procedures

SJI's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, SJI’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJI are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

South Jersey Gas Company

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of March 31, 2017. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act, during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 57.

Item 1A. Risk Factors

There have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2016, respectively.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1
Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2
Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3
Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4
Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; and (iv) the Condensed Balance Sheets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
and
SOUTH JERSEY GAS COMPANY
(Co-Registrants)

Dated:	May 9, 2017	By:	/s/ Stephen H. Clark
Stephen H. Clark
Executive Vice President & Chief Financial Officer - SJI
Chief Financial Officer - SJG
(Principal Financial Officer for both Registrants)