Form 10-Q
period 2017-06-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2017-08-04
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
South Jersey Industries, Inc. common stock ($1.25 par value) outstanding as of August 1, 2017 was 79,549,014 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of August 1, 2017 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by South Jersey Industries, Inc.
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

Except where the content clearly indicates otherwise, any reference in the report to "SJI," "the Company," "we," "us" or "our" is to the holding company or SJI and all of its subsidiaries, including SJG, which is a wholly-owned subsidiary of SJI.

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

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended June 30,
	2017	2016
Operating Revenues:
Utility	$81,938	$68,273
Nonutility	162,436	86,129
Total Operating Revenues	244,374	154,402
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	32,331	19,508
- Nonutility	147,354	78,832
Operations	38,474	36,250
Maintenance	4,672	4,259
Depreciation	24,556	22,296
Energy and Other Taxes	1,551	1,243
Total Operating Expenses	248,938	162,388
Operating Loss	(4,564)	(7,986)

Other Income and Expense	2,317	4,361
Interest Charges	(10,979)	(8,229)
Losses Before Income Taxes	(13,226)	(11,854)
Income Taxes	5,544	7,189
Equity in Earnings (Losses) of Affiliated Companies	70	(133)
Loss from Continuing Operations	(7,612)	(4,798)
Loss from Discontinued Operations - (Net of tax benefit)	(47)	(29)
Net Loss	$(7,659)	$(4,827)

Basic Earnings Per Common Share:
Continuing Operations	$(0.10)	$(0.06)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.10)	$(0.06)

Average Shares of Common Stock Outstanding - Basic	79,549	75,298

Diluted Earnings Per Common Share:
Continuing Operations	$(0.10)	$(0.06)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.10)	$(0.06)

Average Shares of Common Stock Outstanding - Diluted	79,549	75,298

Dividends Declared Per Common Share	$0.27	$0.26

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2017	2016
Operating Revenues:
Utility	$277,707	$251,942
Nonutility	392,496	235,495
Total Operating Revenues	670,203	487,437
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	103,710	84,714
- Nonutility	363,117	166,601
Operations	78,100	75,047
Maintenance	9,653	8,643
Depreciation	48,879	42,997
Energy and Other Taxes	3,622	3,168
Total Operating Expenses	607,081	381,170
Operating Income	63,122	106,267

Other Income and Expense	7,982	6,564
Interest Charges	(27,724)	(17,389)
Income Before Income Taxes	43,380	95,442
Income Taxes	(16,326)	(32,078)
Equity in Earnings of Affiliated Companies	3,081	25
Income from Continuing Operations	30,135	63,389
Loss from Discontinued Operations - (Net of tax benefit)	(77)	(147)
Net Income	$30,058	$63,242

Basic Earnings Per Common Share:
Continuing Operations	$0.38	$0.86
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.38	$0.86

Average Shares of Common Stock Outstanding - Basic	79,534	73,213

Diluted Earnings Per Common Share:
Continuing Operations	$0.38	$0.86
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.38	$0.86

Average Shares of Common Stock Outstanding - Diluted	79,670	73,506

Dividends Declared per Common Share	$0.54	$0.52

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2017	2016
Net Loss	$(7,659)	$(4,827)

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	—	55
Unrealized Gain on Derivatives - Other	7	49

Other Comprehensive Income - Net of Tax*	7	104

Comprehensive Loss	$(7,652)	$(4,723)

	Six Months Ended June 30,
	2017	2016
Net Income	$30,058	$63,242

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	—	104
Unrealized Gain on Derivatives - Other	1,522	100

Other Comprehensive Income - Net of Tax*	1,522	204

Comprehensive Income	$31,580	$63,446
* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2017	2016
Net Cash Provided by Operating Activities (See Note 1)	$123,658	$158,099

Cash Flows from Investing Activities:
Capital Expenditures (See Note 1)	(142,029)	(119,905)
Proceeds from Sale of Property, Plant & Equipment	3,058	—
Investment in Long-Term Receivables	(4,602)	(5,702)
Proceeds from Long-Term Receivables	4,948	5,195
Notes Receivable	3,000	(74)
Purchase of Company-Owned Life Insurance	(8,074)	(652)
Investment in Affiliate	(19,461)	(5,820)
Net Repayment of Notes Receivable - Affiliate	243	1,266

Net Cash Used in Investing Activities (See Note 1)	(162,917)	(125,692)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	200	(286,300)
Proceeds from Issuance of Long-Term Debt	321,000	61,000
Principal Repayments of Long-Term Debt	(277,400)	(13,078)
Payments for Issuance of Long-Term Debt	(2,060)	—
Net Settlement of Restricted Stock (See Note 1)	(751)	—
Dividends on Common Stock	(21,676)	(18,790)
Proceeds from Sale of Common Stock	—	214,463

Net Cash Provided by (Used in) Financing Activities	19,313	(42,705)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(19,946)	(10,298)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period (See Note 1)	31,910	52,635

Cash, Cash Equivalents and Restricted Cash at End of Period (See Note 1)	$11,964	$42,337

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2017	December 31, 2016
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,536,251	$2,424,134
Accumulated Depreciation	(480,248)	(471,222)
Nonutility Property and Equipment, at cost	824,775	821,942
Accumulated Depreciation	(173,009)	(151,084)

Property, Plant and Equipment - Net	2,707,769	2,623,770

Investments:
Available-for-Sale Securities	32	32
Restricted	1,842	13,628
Investment in Affiliates	49,979	28,906

Total Investments	51,853	42,566

Current Assets:
Cash and Cash Equivalents	10,122	18,282
Accounts Receivable	180,551	222,339
Unbilled Revenues	25,124	59,680
Provision for Uncollectibles	(12,218)	(12,744)
Notes Receivable	1,107	1,454
Notes Receivable - Affiliate	2,218	2,461
Natural Gas in Storage, average cost	47,521	53,857
Materials and Supplies, average cost	6,965	6,753
Prepaid Taxes	14,841	17,471
Derivatives - Energy Related Assets	46,361	72,391
Other Prepayments and Current Assets	33,870	31,369

Total Current Assets	356,462	473,313

Regulatory and Other Noncurrent Assets:
Regulatory Assets	445,312	410,746
Derivatives - Energy Related Assets	7,248	8,502
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	28,873	29,037
Notes Receivable	19,374	25,271
Goodwill	4,838	4,838
Identifiable Intangible Assets	15,255	15,820
Other	91,601	83,429

Total Regulatory and Other Noncurrent Assets	625,776	590,918

Total Assets	$3,741,860	$3,730,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2017	December 31, 2016
Capitalization and Liabilities
Equity:
Common Stock	$99,436	$99,347
Premium on Common Stock	708,082	706,943
Treasury Stock (at par)	(264)	(266)
Accumulated Other Comprehensive Loss	(25,859)	(27,381)
Retained Earnings	497,854	510,597

Total Equity	1,279,249	1,289,240

Long-Term Debt	1,066,680	808,005

Total Capitalization	2,345,929	2,097,245

Current Liabilities:
Notes Payable	296,300	296,100
Current Portion of Long-Term Debt	15,909	231,909
Accounts Payable	246,688	243,669
Customer Deposits and Credit Balances	48,792	48,068
Environmental Remediation Costs	59,706	46,120
Taxes Accrued	2,358	2,082
Derivatives - Energy Related Liabilities	23,082	60,082
Derivatives - Other	787	681
Dividends Payable	21,677	—
Interest Accrued	4,836	6,231
Pension Benefits	2,463	2,463
Other Current Liabilities	11,521	15,219

Total Current Liabilities	734,119	952,624

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	360,179	343,549
Pension and Other Postretirement Benefits	89,474	95,235
Environmental Remediation Costs	103,214	108,893
Asset Retirement Obligations	59,443	59,427
Derivatives - Energy Related Liabilities	4,660	4,540
Derivatives - Other	10,559	9,349
Regulatory Liabilities	24,655	49,121
Other	9,628	10,584

Total Deferred Credits and Other Noncurrent Liabilities	661,812	680,698

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,741,860	$3,730,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,

	2017	2016
Operating Revenues	$83,251	$68,762

Operating Expenses:
Cost of Sales (Excluding depreciation)	33,644	19,997
Operations	23,034	22,525
Maintenance	4,672	4,259
Depreciation	12,873	11,490
Energy and Other Taxes	872	560

Total Operating Expenses	75,095	58,831

Operating Income	8,156	9,931

Other Income and Expense	1,618	1,079

Interest Charges	(6,077)	(4,552)

Income Before Income Taxes	3,697	6,458

Income Taxes	(1,431)	(1,415)

Net Income	$2,266	$5,043

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Six Months Ended June 30,

	2017	2016
Operating Revenues	$280,065	$256,528

Operating Expenses:
Cost of Sales (Excluding depreciation)	106,068	89,300
Operations	47,788	48,594
Maintenance	9,653	8,643
Depreciation	25,587	22,700
Energy and Other Taxes	2,167	1,587

Total Operating Expenses	191,263	170,824

Operating Income	88,802	85,704

Other Income and Expense	3,239	1,915

Interest Charges	(11,955)	(9,339)

Income Before Income Taxes	80,086	78,280

Income Taxes	(31,342)	(28,819)

Net Income	$48,744	$49,461

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,

	2017	2016
Net Income	$2,266	$5,043

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	—	3
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Income - Net of Tax *	7	10

Comprehensive Income	$2,273	$5,053

	Six Months Ended June 30,
	2017	2016
Net Income	$48,744	$49,461

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	—	7
Unrealized Gain on Derivatives - Other	14	14

Other Comprehensive Income - Net of Tax *	14	21

Comprehensive Income	$48,758	$49,482

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,

	2017	2016
Net Cash Provided by Operating Activities	$75,514	$97,394

Cash Flows from Investing Activities:
Capital Expenditures	(127,209)	(107,676)
Note Receivable	—	(74)
Purchase of Company-Owned Life Insurance	(4,875)	—
Investment in Long-Term Receivables	(4,602)	(5,702)
Proceeds from Long-Term Receivables	4,948	5,195

Net Cash Used in Investing Activities (See Note 1)	(131,738)	(108,257)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(101,500)	(121,100)
Proceeds from Issuance of Long-Term Debt	321,000	61,000
Principal Repayments of Long-Term Debt	(200,000)	—
Payments for Issuance of Long-Term Debt	(2,029)	—
Additional Investment by Shareholder	40,000	65,000

Net Cash Provided by Financing Activities	57,471	4,900

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,247	(5,963)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period (See Note 1)	1,391	7,544

Cash, Cash Equivalents and Restricted Cash at End of Period (See Note 1)	$2,638	$1,581

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2017	December 31, 2016
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,536,251	$2,424,134
Accumulated Depreciation	(480,248)	(471,222)

Property, Plant and Equipment - Net	2,056,003	1,952,912

Investments:
Restricted Investments	1,542	32

Total Investments	1,542	32

Current Assets:
Cash and Cash Equivalents	1,096	1,359
Accounts Receivable	76,400	69,651
Accounts Receivable - Related Parties	738	1,355
Unbilled Revenues	11,343	41,754
Provision for Uncollectibles	(12,010)	(12,570)
Natural Gas in Storage, average cost	12,728	11,621
Materials and Supplies, average cost	947	914
Prepaid Taxes	14,129	16,428
Derivatives - Energy Related Assets	7,998	5,434
Other Prepayments and Current Assets	15,349	13,853

Total Current Assets	128,718	149,799

Regulatory and Other Noncurrent Assets:
Regulatory Assets	445,312	410,746
Long-Term Receivables	25,794	25,758
Derivatives - Energy Related Assets	—	373
Other	16,374	12,303

Total Regulatory and Other Noncurrent Assets	487,480	449,180

Total Assets	$2,673,743	$2,551,923

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,743	315,827
Accumulated Other Comprehensive Loss	(14,920)	(14,934)
Retained Earnings	582,024	533,159

Total Equity	928,695	839,900

Long-Term Debt	742,525	423,177

Total Capitalization	1,671,220	1,263,077

Current Liabilities:
Notes Payable	2,800	104,300
Current Portion of Long-Term Debt	15,909	215,909
Accounts Payable - Commodity	30,635	23,815
Accounts Payable - Other	49,464	45,370
Accounts Payable - Related Parties	7,663	11,216
Derivatives - Energy Related Liabilities	1,881	1,372
Derivatives - Other Current	382	386
Customer Deposits and Credit Balances	46,845	45,816
Environmental Remediation Costs	59,320	45,018
Taxes Accrued	1,392	855
Pension Benefits	2,428	2,428
Interest Accrued	3,889	5,369
Other Current Liabilities	3,946	8,011

Total Current Liabilities	226,554	509,865

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	24,655	49,121
Deferred Income Taxes - Net	500,913	469,408
Environmental Remediation Costs	102,362	108,029
Asset Retirement Obligations	58,676	58,674
Pension and Other Postretirement Benefits	77,384	81,800
Derivatives - Energy Related Liabilities	297	—
Derivatives - Other Noncurrent	6,915	6,979
Other	4,767	4,970

Total Regulatory and Other Noncurrent Liabilities	775,969	778,981

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,673,743	$2,551,923

The accompanying notes are an integral part of the unaudited condensed financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

▪
South Jersey Energy Service Plus, LLC (SJESP) services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. In May 2017, SJESP entered into an agreement to sell certain assets of its residential and small commercial HVAC and plumbing business to a third party. This transaction, which is expected to be completed by August 31, 2017, is not expected to have a material impact on the consolidated financial statements.

▪
SJI Midstream, LLC (Midstream) invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey.

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. SJI eliminates all significant intercompany accounts and transactions. In management’s opinion, the unaudited condensed consolidated financial statements of SJI and SJG reflect all normal and recurring adjustments needed to fairly present their respective financial positions, operating results and cash flows at the dates and for the periods presented. SJI’s and SJG's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2016 for a more complete discussion of the accounting policies and certain other information.

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

REVENUE-BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.2 million for both the three months ended June 30, 2017 and 2016, and $0.6 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - SJI and SJG review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the six months ended June 30, 2017, SJI recorded an impairment charge of $0.3 million within Operating Expenses on the condensed consolidated statements of income due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment. No impairments were identified at SJI for the three months ended June 30, 2017 or at SJG for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, no impairments were identified at SJI or SJG.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the three and six months ended June 30, 2017 or 2016. As of June 30, 2017 and December 31, 2016, $8.7 million and $8.8 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on SJI's condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of June 30, 2017 and December 31, 2016, SJI held 211,217 and 212,617 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

GOODWILL - Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three and six months ended June 30, 2017. Goodwill totaled $4.8 million on the condensed consolidated balance sheets of SJI as of both June 30, 2017 and December 31, 2016.

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

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management has formed an implementation team that is currently evaluating the impact that adoption of this guidance will have on the financial statements of SJI and SJG. We are in the process of assessing the impact of the guidance on our contracts in all our revenue streams by reviewing current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts. We expect that the majority of SJI and SJG revenue streams will be in scope of the new guidance, which includes SJG’s regulated revenue under tariffs, for which no change in current revenue recognition practices is expected.  Revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606.  As a result, based on the review of customer contracts to date, SJI is not anticipating this guidance to have a material impact to SJI's or SJG's statements of consolidated income, cash flows or consolidated balance sheets upon adoption. The ASU does include expanded disclosure requirements, which we continue to analyze. We do not anticipate any significant changes to our business processes, systems or internal controls over financial reporting needed to support recognition and disclosure under the new guidance. We are continuing with our implementation plan and expect to transition to the new guidance beginning in 2018 using the modified retrospective approach.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for only certain portions of the new guidance. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management has formed an implementation team that is inventorying leases and evaluating the impact that adoption of this guidance will have on SJI's and SJG's financial statements, as well as the transition method that will be elected to adopt the guidance.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The standard is required to be adopted on a modified retrospective basis with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that the statement of cash flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU also requires a reconciliation between the total of cash and cash equivalents and restricted cash presented on the statement of cash flows and the cash and cash equivalents balance presented on the balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Both SJI and SJG early adopted this ASU in the first quarter of 2017. Accordingly, cash flow presentations were modified for both entities to conform to this guidance, as described under “Basis of Presentation” above.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard provides amended and clarifying guidance regarding whether an integrated set of assets and activities acquired is deemed the acquisition of a business (and, thus, accounted for as a business combination) or the acquisition of assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The amendments in this update are effective for annual and any interim impairment tests performed in periods beginning after December 31, 2019. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to improve guidance related to the presentation of defined benefit costs in the income statement. In particular, this ASU requires an employer to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of SJI's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the six months ended June 30, 2017 and 2016. No stock appreciation rights have been issued under the plans. During the six months ended June 30, 2017 and 2016, SJI granted 167,444 and 193,184 restricted shares, respectively, to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

In 2015, SJI began granting time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. During the six months ended June 30, 2017 and 2016, Officers and other key employees were granted 52,971 and 57,955 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

During the six months ended June 30, 2017 and 2016, SJI granted 30,394 and 35,197 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at June 30, 2017 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2015 - TSR	33,537	$26.31	16.0%	1.10%
	2015 - EGR, ROE, Time	61,586	$29.47	N/A	N/A
	2016 - TSR	66,101	$22.53	18.1%	1.31%
	2016 - CEGR, Time	103,650	$23.52	N/A	N/A
	2017 - TSR	57,237	$32.17	20.8%	1.47%
	2017 - CEGR, Time	110,207	$33.69	N/A	N/A

Directors -	2017	30,394	$33.64	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Officers & Key Employees	$1,117	$798	$2,187	$1,615
Directors	256	227	512	420
Total Cost	1,373	1,025	2,699	2,035

Capitalized	(104)	(106)	(192)	(212)
Net Expense	$1,269	$919	$2,507	$1,823

As of June 30, 2017, there was $7.9 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity for SJI during the six months ended June 30, 2017, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2017	295,515	35,197	$24.96
Granted	167,444	30,394	$33.24
Vested	(30,641)	(35,197)	$24.75
Nonvested Shares Outstanding, June 30, 2017	432,318	30,394	$28.53

During the six months ended June 30, 2017 and 2016, SJI awarded 65,628 shares to its Officers and other key employees at a market value of $2.2 million, and 13,247 shares at a market value of $0.3 million, respectively. During the six months ended June 30, 2017 and 2016, SJI also granted 30,394 and 35,197 shares to its Directors at a market value of $1.0 million and $0.8 million, respectively.

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

South Jersey Gas Company - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the six months ended June 30, 2017 and 2016, SJG officers and other key employees were granted 24,001 and 32,732 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the six months ended June 30, 2017 and 2016 was $0.3 million and $0.2 million, respectively. Approximately one-half of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

3.	AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

PennEast Pipeline Company, LLC (PennEast) - Midstream has a 20% investment in PennEast, which is planning to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey, with construction to begin in 2018.

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

During the first six months of 2017 and 2016, SJI made net investments in unconsolidated affiliates of $19.2 million and $4.6 million, respectively.  As of June 30, 2017 and December 31, 2016, the outstanding balance of Notes Receivable – Affiliate was $15.5 million and $15.7 million, respectively. As of June 30, 2017, $13.7 million of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $1.8 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2017, SJI had a net asset of approximately $50.0 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2017, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $65.5 million.

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

Summarized operating results of the discontinued operations for the three and six months ended June 30, 2017 and 2016, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss before Income Taxes:
Sand Mining	$(15)	$(18)	$(32)	$(164)
Fuel Oil	(57)	(27)	(86)	(62)
Income Tax Benefits	25	16	41	79
Loss from Discontinued Operations — Net	$(47)	$(29)	$(77)	$(147)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

A summary of related party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues/Affiliates:
SJRG	$1,248	$421	$2,211	$4,422
Marina	65	68	147	164
Other	21	21	42	42
Total Operating Revenue/Affiliates	$1,334	$510	$2,400	$4,628

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$496	$1,514	$10,946	$9,503

Operations Expense/Affiliates:
SJI	$4,988	$5,315	$11,038	$9,870
Millennium	712	701	1,420	1,395
Other	(41)	(49)	(80)	(106)
Total Operations Expense/Affiliates	$5,659	$5,967	$12,378	$11,159

4.	COMMON STOCK:

The following shares were issued and outstanding for SJI:

2017
Beginning Balance, January 1	79,478,055
New Issuances During the Period:
Stock-Based Compensation Plan	70,959
Ending Balance, June 30	79,549,014

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $1.1 million was recorded in Premium on Common Stock.

In May 2016, SJI issued and sold 8,050,000 shares of its common stock, par value $1.25 per share pursuant to a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of June 30, 2017. SJG did not issue any new shares during the period. SJI owns all of the outstanding common stock of SJG.

SJI's EARNINGS PER COMMON SHARE (EPS) - SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 136,332 and 292,782 for the six months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, incremental shares of 150,852 and 297,061 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) - SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Prior to May 1, 2016 shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million of equity capital through the DRP during the six months ended June 30, 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any new equity capital via the DRP in 2017.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — Marina is required to maintain escrow accounts related to ongoing capital projects as well as unused loan proceeds pending approval of construction expenditures. As of June 30, 2017 and December 31, 2016, the escrowed funds, including interest earned, totaled $0.3 million and $1.9 million, respectively, which are recorded in Restricted Investments on the condensed consolidated balance sheets.

SJI and SJG maintain margin accounts with selected counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of June 30, 2017, SJI's balances in these accounts totaled $1.5 million held by the counterparty, which is recorded in Restricted Investments on the condensed consolidated balance sheets, and $2.8 million held by SJI as collateral, which is recorded in Other Current Liabilities on the condensed consolidated balance sheets. As of December 31, 2016, SJI's balances in these accounts totaled $11.7 million held by the counterparty and was recorded in Restricted Investments on the condensed consolidated balance sheets. As of June 30, 2017, SJG's balance held by the counterparty totaled $1.5 million and was recorded in Restricted Investments on the condensed balance sheets. As of December 31, 2016, SJG's balance held by SJG as collateral was $3.6 million which was recorded in Accounts Payable - Other on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at June 30, 2017 and December 31, 2016, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of June 30, 2017
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$10,122	$1,096
Restricted Investments	1,842	1,542
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$11,964	$2,638

	As of December 31, 2016
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$18,282	$1,359
Restricted Investments	13,628	32
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,910	$1,391

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

As of June 30, 2017, SJI had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the cogeneration assets and will evaluate the carrying value of the investment and the note receivable as future events occur.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $8.1 million and $9.5 million as of June 30, 2017 and December 31, 2016, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.8 million and $0.9 million as of June 30, 2017 and December 31, 2016, respectively.  The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at June 30, 2017 and December 31, 2016, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of June 30, 2017, SJI had approximately $9.2 million, or 17.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated with a rating of Baa1.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at June 30, 2017 and December 31, 2016, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of June 30, 2017 and December 31, 2016, were $1,106.7 million and $1,080.8 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of June 30, 2017 and December 31, 2016, were $1,082.6 million and $1,039.9 million, respectively. SJI's carrying amounts as of June 30, 2017 and December 31, 2016 are net of unamortized debt issuance costs of $8.5 million and $7.6 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2017 and December 31, 2016, were $777.1 million and $673.1 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of June 30, 2017 and December 31, 2016, was $758.4 million and $639.1 million, respectively. The carrying amounts as of June 30, 2017 and December 31, 2016 are net of unamortized debt issuance costs of $7.6 million and $6.0 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at June 30, 2017 and December 31, 2016.

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

•
Appliance service operations includes SJESP, which services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. In May 2017, SJESP entered into an agreement to sell certain assets of its residential and small commercial HVAC and plumbing business to a third party. This transaction is expected to be completed by August 31, 2017.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues:
Gas Utility Operations	$83,251	$68,762	$280,065	$256,528
Energy Group:
Wholesale Energy Operations	76,409	(1,309)	203,926	63,765
Retail Gas and Other Operations	21,759	22,305	58,637	52,038
Retail Electric Operations	42,620	43,065	91,577	82,556
Subtotal Energy Group	140,788	64,061	354,140	198,359
Energy Services:
On-Site Energy Production	25,135	23,043	44,747	39,364
Appliance Service Operations	1,980	2,050	3,638	3,938
Subtotal Energy Services	27,115	25,093	48,385	43,302
Corporate and Services	11,013	8,417	22,609	17,293
Subtotal	262,167	166,333	705,199	515,482
Intersegment Sales	(17,793)	(11,931)	(34,996)	(28,045)
Total Operating Revenues	$244,374	$154,402	$670,203	$487,437

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating (Loss) Income:
Gas Utility Operations	$8,156	$9,931	$88,802	$85,704
Energy Group:
Wholesale Energy Operations	(18,191)	(31,149)	(29,817)	7,095
Retail Gas and Other Operations	(1,560)	6,250	(3,227)	5,491
Retail Electric Operations	1,155	2,277	2,461	2,862
Subtotal Energy Group	(18,596)	(22,622)	(30,583)	15,448
Energy Services:
On-Site Energy Production	5,104	4,561	3,135	4,472
Appliance Service Operations	66	258	(6)	302
Subtotal Energy Services	5,170	4,819	3,129	4,774
Corporate and Services	706	(114)	1,774	341
Total Operating (Loss) Income	$(4,564)	$(7,986)	$63,122	$106,267

Depreciation and Amortization:
Gas Utility Operations	$17,446	$15,788	$34,808	$31,414
Energy Group:
Wholesale Energy Operations	33	204	61	408
Retail Gas and Other Operations	84	83	167	168
Subtotal Energy Group	117	287	228	576
Energy Services:
On-Site Energy Production	11,674	10,895	23,267	20,814
Appliance Service Operations	56	91	110	175
Subtotal Energy Services	11,730	10,986	23,377	20,989
Corporate and Services	418	260	819	483
Total Depreciation and Amortization	$29,711	$27,321	$59,232	$53,462

Interest Charges:
Gas Utility Operations	$6,077	$4,552	$11,955	$9,339
Energy Group:
Wholesale Energy Operations	134	1	3,193	65
Retail Gas and Other Operations	64	78	149	210
Subtotal Energy Group	198	79	3,342	275
Energy Services:
On-Site Energy Production	3,877	3,442	9,691	6,904
Corporate and Services	4,941	2,858	10,182	6,310
Subtotal	15,093	10,931	35,170	22,828
Intersegment Borrowings	(4,114)	(2,702)	(7,446)	(5,439)
Total Interest Charges	$10,979	$8,229	$27,724	$17,389

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income Taxes:
Gas Utility Operations	$1,431	$1,415	$31,342	$28,819
Energy Group:
Wholesale Energy Operations	(6,384)	(12,258)	(12,703)	2,479
Retail Gas and Other Operations	(593)	2,450	(1,040)	2,282
Retail Electric Operations	472	931	1,007	1,170
Subtotal Energy Group	(6,505)	(8,877)	(12,736)	5,931
Energy Services:
On-Site Energy Production	219	110	(2,850)	(2,902)
Appliance Service Operations	36	126	19	152
Subtotal Energy Services	255	236	(2,831)	(2,750)
Corporate and Services	(725)	37	551	78
Total Income Taxes	$(5,544)	$(7,189)	$16,326	$32,078

Property Additions:
Gas Utility Operations	$66,128	$50,133	$128,408	$101,503
Energy Group:
Wholesale Energy Operations	4	1	7	7
Retail Gas and Other Operations	133	354	428	725
Subtotal Energy Group	137	355	435	732
Energy Services:
On-Site Energy Production	2,917	2,665	10,266	5,316
Appliance Service Operations	254	251	260	352
Subtotal Energy Services	3,171	2,916	10,526	5,668
Corporate and Services	839	564	1,084	727
Total Property Additions	$70,275	$53,968	$140,453	$108,630

	June 30, 2017	December 31, 2016
Identifiable Assets:
Gas Utility Operations	$2,673,743	$2,551,923
Energy Group:
Wholesale Energy Operations	165,932	233,019
Retail Gas and Other Operations	36,954	52,729
Retail Electric Operations	34,480	41,280
Subtotal Energy Group	237,366	327,028
Energy Services:
On-Site Energy Production	719,556	767,710
Appliance Service Operations	2,571	2,879
Subtotal Energy Services	722,127	770,589
Discontinued Operations	1,778	1,756
Corporate and Services	708,131	649,795
Intersegment Assets	(601,285)	(570,524)
Total Identifiable Assets	$3,741,860	$3,730,567

7.	RATES AND REGULATORY ACTIONS:

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

SJI's and SJG's Regulatory Assets consisted of the following items (in thousands):

	June 30, 2017	December 31, 2016
Environmental Remediation Costs:
Expended - Net	$89,873	$71,997
Liability for Future Expenditures	161,681	153,047
Deferred Asset Retirement Obligation Costs	42,716	43,014
Deferred Pension and Other Postretirement Benefit Costs	85,693	85,693
Deferred Gas Costs - Net	3,598	—
Conservation Incentive Program Receivable	31,933	27,567
Societal Benefit Costs Receivable	443	—
Deferred Interest Rate Contracts	7,298	7,365
Energy Efficiency Tracker	511	219
Pipeline Supplier Service Charges	1,355	2,122
Pipeline Integrity Cost	5,061	4,810
AFUDC - Equity Related Deferrals	12,422	12,434
Other Regulatory Assets	2,728	2,478

Total Regulatory Assets	$445,312	$410,746

ENVIRONMENTAL REMEDIATION COSTS - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" (both SJI and SJG), "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2016 is a result of expenditures made during the first six months of 2017 and an increase in the expected future expenditures for remediation activities, primarily due to an increase in contractor costs at two of the sites currently under remediation.

DEFERRED GAS COSTS - NET - Over/Under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset, and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The change in the BGSS from a $17.8 million regulatory liability at December 31, 2016 to a $3.6 million regulatory asset at June 30, 2017 was primarily due to an unfavorable court ruling related to a pricing dispute between SJG and a supplier (See Notes 11 and 16).

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the first six months of 2017, resulting in an increase in the receivable. This is primarily the result of warm weather experienced in the region.

SJI's and SJG's Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2017	December 31, 2016
Excess Plant Removal Costs	$24,655	$28,226
Deferred Revenues - Net	—	17,800
Societal Benefit Costs	—	3,095

Total Regulatory Liabilities	$24,655	$49,121

DEFERRED REVENUES - NET - See discussion under "Deferred Gas Costs - Net" above.

SOCIETAL BENEFIT COSTS (SBC) - This regulatory asset primarily represents the deferred expenses incurred under the New Jersey Clean Energy Program, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. Previous SBC rates produced recoveries greater than SBC costs, which resulted in the regulatory liability. The decrease in the liability from December 31, 2016 is due to an increase in rates.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2017 and 2016, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service Cost	$1,112	$1,106	$2,494	$2,421
Interest Cost	2,931	3,062	5,886	6,062
Expected Return on Plan Assets	(3,529)	(3,374)	(7,053)	(6,754)
Amortizations:
Prior Service Cost	33	53	66	106
Actuarial Loss	2,528	2,388	5,141	4,697
Net Periodic Benefit Cost	3,075	3,235	6,534	6,532
Capitalized Benefit Cost	(1,129)	(1,213)	(2,400)	(2,400)
Deferred Benefit Cost	(139)	(161)	(300)	(322)
Total Net Periodic Benefit Expense	$1,807	$1,861	$3,834	$3,810

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service Cost	$208	$195	$455	$425
Interest Cost	609	654	1,209	1,307
Expected Return on Plan Assets	(853)	(776)	(1,705)	(1,552)
Amortizations:
Prior Service Cost	(86)	(86)	(172)	(172)
Actuarial Loss	307	261	619	555
Net Periodic Benefit Cost	185	248	406	563
Capitalized Benefit Cost	(46)	(45)	(101)	(146)
Total Net Periodic Benefit Expense	$139	$203	$305	$417

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $2.3 million of the totals presented in the table above for both the three months ended June 30, 2017 and 2016, and $4.8 million of the totals presented in the table above for both the six months ended June 30, 2017 and 2016.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $0.1 million of the totals presented in the table above for both the three months ended June 30, 2017 and 2016, and $0.2 million and $0.3 million of the totals presented in the table above for the six months ended June 30, 2017 and 2016, respectively.

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

SJI contributed $10.0 million to the pension plans, of which SJG contributed $8.0 million, in January 2017. No contributions were made to the pension plans by either SJI or SJG during the six months ended June 30, 2016. SJI and SJG do not expect to make any additional contributions to the pension plans in 2017; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to be approximately $2.5 million in 2017. SJG also has a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

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

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2017 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Revolving Credit Facilities	$450,000	$303,300	(A)	$146,700	August 2017; February 2018	(C)

Total SJI	450,000	303,300		146,700

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	3,600	(B)	196,400	May 2018
Uncommitted Bank Line	10,000	—		10,000	August 2017	(C)

Total SJG	210,000	3,600		206,400

Total	$660,000	$306,900		$353,100

(A) Includes letters of credit outstanding in the amount of $9.8 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

(C) SJI and SJG anticipate that the credit facilities expiring in August 2017 will be renewed for a multi-year period.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 2.21% and 1.43% at June 30, 2017 and 2016, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 1.36% and 0.67% at June 30, 2017 and 2016, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the six months ended June 30, 2017 and 2016 were $272.4 million and $325.5 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2017 and 2016 were $354.1 million and $467.7 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the six months ended June 30, 2017 and 2016 were $20.2 million and $73.7 million, respectively. The maximum amounts outstanding under its credit facilities during the six months ended June 30, 2017 and 2016 were $110.1 million and $141.7 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of June 30, 2017.

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

GUARANTEES — As of June 30, 2017, SJI had issued $6.1 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2017. The transportation and storage service agreements with interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $5.1 million per month and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJRG has also committed to purchase a minimum of 635,000 dts/d and up to 901,500 dts/d of natural gas, from various suppliers, for terms ranging from 3 to 10 years at index-based prices.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 42% and 59% of SJI's and SJG's workforce at June 30, 2017, respectively. SJI has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76. SJG and SJESP employees represented by the IBEW operate under collective bargaining agreements that run through February 2018. SJG's remaining unionized employees are represented by the IAM and operate under collective bargaining agreements that run through August 2017. This agreement is currently under negotiation.

STANDBY LETTERS OF CREDIT — As of June 30, 2017, SJI provided $9.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.2 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system. In May 2017, Marina redeemed its variable-rate demand bonds (see Note 14) and the related letters of credit reimbursement agreements, which totaled $62.3 million, were terminated.

PENDING LITIGATION — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued $16.7 million and $45.0 million, respectively, through June 30, 2017. We believe that the amount to be paid by SJG reflects a gas cost and will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of June 30, 2017. The amount associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of June 30, 2017, with charges of $0.4 million and $41.0 million to Cost of Sales - Nonutility and $0.6 million and $4.0 million to Interest Charges on the condensed consolidated statements of income of SJI for the three and six months ended June 30, 2017, respectively. SJI intends to appeal this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received, and has created a reserve to reflect the difference between the invoiced and paid amounts.

SJI was involved in a dispute in the Court of Common Pleas of Philadelphia related to a three-year capacity management contract with a counterparty whereby SJI is the manager. The counterparty is claiming that it is owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. SJI has accrued $9.5 million as of June 30, 2017 in anticipation of a potential settlement of this matter.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute related to two long-term gas supply contracts, as well as the dispute related to a three-year capacity management contract, both noted above, SJI has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of June 30, 2017 and December 31, 2016, respectively, of which SJG has accrued approximately $0.7 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

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

As of June 30, 2017, SJI had outstanding derivative contracts as follows (1 MMdts = one million decatherms; 1 MMmWh = one million megawatt hours):

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	50.9	10.8
Expected future sales of natural gas (in MMdts)	46.7	0.1
Expected future purchases of electricity (in MMmWh)	2.7	—
Expected future sales of electricity (in MMmWh)	2.3	—

Basis and Index related net purchase (sales) contracts (in MMdts)	92.2	1.1

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These gains (losses) were $(7.9) million and $(21.4) million for the three months ended June 30, 2017 and 2016, respectively, and $6.8 million and $(2.7) million for the six months ended June 30, 2017 and 2016, respectively. For SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG. As of June 30, 2017 and December 31, 2016, SJG had $5.8 million of unrealized gains and $4.4 million of unrealized losses, respectively, along with a net realized gain of $1.3 million and a net realized loss of $2.8 million, respectively, included in its BGSS related to energy-related commodity contracts.

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

SJG previously used derivative transactions known as “Treasury Locks” to hedge against the impact on its cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in AOCL and is being amortized over the 30-year life of the associated debt issue. As of June 30, 2017 and December 31, 2016, the unamortized balance was approximately $0.8 million and $0.9 million, respectively.

As of June 30, 2017, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$46,361	$23,082	$72,391	$60,082
Derivatives - Energy Related - Non-Current	7,248	4,660	8,502	4,540
Interest rate contracts:
Derivatives - Other - Current	—	787	—	681
Derivatives - Other - Noncurrent	—	10,559	—	9,349
Total derivatives not designated as hedging instruments under GAAP	$53,609	$39,088	$80,893	$74,652

Total Derivatives	$53,609	$39,088	$80,893	$74,652

SJG:
Derivatives not designated as hedging instruments under GAAP	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$7,998	$1,881	$5,434	$1,372
Derivatives – Energy Related – Non-Current	—	297	373	—
Interest rate contracts:
Derivatives – Other Current	—	382	—	386
Derivatives – Other Noncurrent	—	6,915	—	6,979
Total derivatives not designated as hedging instruments under GAAP	$7,998	$9,475	$5,807	$8,737

Total Derivatives	$7,998	$9,475	$5,807	$8,737

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.
As of June 30, 2017 and December 31, 2016, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2017
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$53,609	$—	$53,609	$(13,958)	(A)	$(2,674)	$36,977
Derivatives - Energy Related Liabilities	$(27,742)	$—	$(27,742)	$13,958	(B)	$—	$(13,784)
Derivatives - Other	$(11,346)	$—	$(11,346)	$—		$—	$(11,346)
SJG:
Derivatives - Energy Related Assets	$7,998	$—	$7,998	$(711)	(A)	$(151)	$7,136
Derivatives - Energy Related Liabilities	$(2,178)	$—	$(2,178)	$711	(B)	$—	$(1,467)
Derivatives - Other	$(7,297)	$—	$(7,297)	$—		$—	$(7,297)

As of December 31, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$80,893	$—	$80,893	$(38,809)	(A)	$(3,474)	$38,610
Derivatives - Energy Related Liabilities	$(64,622)	$—	$(64,622)	$38,809	(B)	$—	$(25,813)
Derivatives - Other	$(10,030)	$—	$(10,030)	$—		$—	$(10,030)
SJG:
Derivatives - Energy Related Assets	$5,807	$—	$5,807	$(6)	(A)	$(3,587)	$2,214
Derivatives - Energy Related Liabilities	$(1,372)	$—	$(1,372)	$6	(B)	$—	$(1,366)
Derivatives - Other	$(7,365)	$—	$(7,365)	$—		$—	$(7,365)

(A) The balances at June 30, 2017 and December 31, 2016 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2017 and December 31, 2016 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2017	2016	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(82)	$(2,499)	$(168)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	(24)	(24)

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2017	2016	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
(Losses) gains on energy-related commodity contracts (a)	$(7,855)	$(21,371)	$6,832	$(2,716)
Losses on interest rate contracts (b)	(379)	(229)	(1,384)	(656)

Total	$(8,234)	$(21,600)	$5,448	$(3,372)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2017, is $4.4 million.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $3.6 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2017	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	53,609	6,499	18,985	28,125
	$53,641	$6,531	$18,985	$28,125
SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,998	$711	$46	$7,241
	$7,998	$711	$46	$7,241
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$27,742	$4,256	$12,762	$10,724
Derivatives – Other (C)	11,346	—	11,346	—
	$39,088	$4,256	$24,108	$10,724
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,178	$862	$1,008	$308
Derivatives – Other (C)	7,297	—	7,297	—
	$9,475	$862	$8,305	$308

As of December 31, 2016	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	80,893	33,994	11,814	35,085
	$80,925	$34,026	$11,814	$35,085
SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,807	$4,767	$—	$1,040
	$5,807	$4,767	$—	$1,040

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$64,622	$16,502	$22,070	$26,050
Derivatives – Other (C)	10,030	—	10,030	—
	$74,652	$16,502	$32,100	$26,050
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$1,372	$6	$1,252	$114
Derivatives – Other (C)	7,365	—	7,365	—
	$8,737	$6	$8,617	$114

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at June 30, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$19,782	$6,180	Discounted Cash Flow	Forward price (per dt)	$1.68 - $8.94 [$2.62]	(A)
Forward Contract - Electric	$8,343	$4,544	Discounted Cash Flow	Fixed electric load profile (on-peak)	36.36% - 100.00% [53.18%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 63.64% [46.82%]	(B)

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$23,301	$18,109	Discounted Cash Flow	Forward price (per dt)	$1.03 - $11.33 [$2.71]	(A)
Forward Contract - Electric	$11,784	$7,941	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.43% - 100.00% [55.14%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 78.57% [44.86%]	(B)

SJG:

Type	Fair Value at June 30, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$7,241	$308	Discounted Cash Flow		$1.77 - $6.66 [$4.41]	(A)

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1,040	$114	Discounted Cash Flow	Forward price (per dt)	$3.25 - $6.33 [$5.09]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2017 and 2016, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$16,234	$9,035
Other Changes in Fair Value from Continuing and New Contracts, Net	7,982	6,994
Transfers out of Level 3 (A)	(748)	(748)
Settlements	(6,067)	2,120

Balance at end of period	$17,401	$17,401

SJG:
Balance at beginning of period	$511	$926
Other Changes in Fair Value from Continuing and New Contracts, Net	6,422	6,933
Settlements	—	(926)

Balance at end of period	$6,933	$6,933

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$13,241	$(632)
Other Changes in Fair Value from Continuing and New Contracts, Net	(12,073)	(2,058)
Settlements	(3,264)	594

Balance at end of period	$(2,096)	$(2,096)

SJG:
Balance at beginning of period	$(4)	$183
Other Changes in Fair Value from Continuing and New Contracts, Net	(220)	(224)
Settlements	—	(183)

Balance at end of period	$(224)	$(224)

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the three and six months ended June 30, 2017, $0.7 million of SJI's net derivative assets were transferred from Level 3 to Level 2, due to increased observability of market data.

Total gains included in earnings for SJI for the three and six months ended June 30, 2017 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of June 30, 2017, are $8.0 million and $7.0 million, respectively.  These gains are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2017, SJG issued $200.0 million aggregate principal amount of Medium Term Notes (MTN's), Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTN's bear interest at an annual rate of 3.0%, payable semiannually. Proceeds were used to pay down SJG's $200.0 million multiple-draw term facility which was set to expire in June 2017.
In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement (Credit Agreement), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $121.0 million during the six months ended June 30, 2017. All loans under the Credit Agreement become due in January 2019.
In May 2017, Marina voluntarily redeemed bonds issued by NJEDA in an aggregate principal amount of $61.4 million, as follows:  Thermal Energy Facilities Revenue Bonds (Marina Energy LLC - 2001 Project) Series A ($20.0 million); Thermal Energy Facilities Federally Taxable Revenue Bonds (Marina Energy LLC - 2001 Project) Series B ($25.0 million); and Thermal Energy Facilities Revenue Bonds (Marina Energy LLC Project) Series 2006A ($16.4 million).  In connection with the redemptions, separate related letter of credit reimbursement agreements were terminated (see Note 11).

In June 2017, SJI redeemed at maturity $16.0 million of 2.71% Senior Unsecured Notes.
SJI and SJG did not issue or retire any other long-term debt during the six months ended June 30, 2017.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's accumulated other comprehensive loss (AOCL) for the three and six months ended June 30, 2017 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at April 1, 2017 (a)	$(25,342)	$(417)	$(10)	$(97)	$(25,866)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	7	—	—	7
Net current period other comprehensive income	—	7	—	—	7
Balance at June 30, 2017 (a)	$(25,342)	$(410)	$(10)	$(97)	$(25,859)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2017 (a)	$(25,342)	$(1,932)	$(10)	$(97)	$(27,381)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	1,522	—	—	1,522
Net current period other comprehensive income	—	1,522	—	—	1,522
Balance at June 30, 2017 (a)	$(25,342)	$(410)	$(10)	$(97)	$(25,859)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three and six months ended June 30, 2017 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$12	$2,499	Interest Charges
Income Taxes	(5)	(977)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$7	$1,522

(a) Determined using a combined average statutory tax rate of 40%.

The following table summarizes the changes in SJG's AOCL for the three and six months ended June 30, 2017 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at April 1, 2017 (a)	$(14,417)	$(510)	$(14,927)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	7	7
Net current period other comprehensive income	—	7	7
Balance at June 30, 2017 (a)	$(14,417)	$(503)	$(14,920)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2017 (a)	$(14,417)	$(517)	$(14,934)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	14	14
Net current period other comprehensive income (loss)	—	14	14
Balance at June 30, 2017 (a)	$(14,417)	$(503)	$(14,920)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three and six months ended June 30, 2017 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Statements of Income
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	$24	Interest Charges
Income Taxes	(5)	(10)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$7	$14

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

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of the companies respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective companies financial statements and the combined Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s Annual Report on Form 10-K for the year ended December 31, 2016 and SJG’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

•
Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP), which services residential and small commercial HVAC systems, installs small commercial HVAC systems, provides plumbing services and services appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. In May 2017, SJESP entered into an agreement to sell certain assets of its residential and small commercial HVAC and plumbing business to a third party. This transaction, which is expected to be completed by August 31, 2017, is not expected to have a material impact on the consolidated financial statements.

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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended June 30, 2017 decreased $2.8 million to a net loss of $7.7 million compared with the same period in 2016, primarily as a result of the following:

•
The net income contribution from the retail gas and electric operations at SJE for the three months ended June 30, 2017 decreased $5.4 million to a net loss of $0.2 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below.

•
The net income contribution from gas utility operations at SJG for the three months ended June 30, 2017 decreased $2.8 million to $2.3 million, primarily due to an overall increase in depreciation, interest and operations expenses, partially offset by customer growth.

•
The net income contribution from on-site energy production at Marina for the three months ended June 30, 2017 decreased $2.7 million to $0.9 million. This was primarily due to a $1.3 million settlement recorded at Marina during the second quarter of 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements), along with recording no investment tax credits on renewable energy facilities in the second quarter of 2017, compared with $1.1 million in the second quarter of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing was an overall increase in operating expenses.

•	The net income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2017 increased $7.5 million to a net loss of $11.3 million primarily due to the following:

◦
$13.5 million increase due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below

◦	$1.0 million increase, primarily due to higher margins on daily energy trading activities, as discussed under "Gross Margin - Energy Group" below

◦
$5.8 million decrease resulting from an accrual of an expected settlement of a legal dispute related to a three-year capacity management contract with a counterparty (see Note 11 to the condensed consolidated financial statements)

◦	$1.2 million decrease due to legal fees, reserves and interest recorded on two legal disputes (see Note 11 to the condensed consolidated financial statements).

SJI's net income for the six months ended June 30, 2017 decreased $33.2 million to $30.1 million compared with the same period in 2016, primarily as a result of the following:

•	The net income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2017 decreased $25.0 million to a net loss of $20.3 million, primarily due to the following:

◦
$27.0 million decrease resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier, including interest (see Note 11 to the condensed consolidated financial statements)

◦
$5.8 million decrease resulting from an accrual of an expected settlement of a legal dispute related to a three-year capacity management contract with a counterparty (see Note 11 to the condensed consolidated financial statements)

◦	$1.2 million decrease due to legal fees recorded on the two legal disputes noted above

◦	$1.7 million decrease related to lower capacity and warmer weather conditions as discussed under "Gross Margin - Energy Group" below

◦
$10.7 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

•
The net income contribution from on-site energy production at Marina for the six months ended June 30, 2017 decreased $7.1 million to a net loss of $3.4 million. This was primarily due to the impact of recording no investment tax credits on renewable energy facilities in the first six months of 2017, compared with $2.8 million in the first six months of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing was a $1.6 million decrease related to the change in unrealized gains and losses on interest rate derivative contracts, a $1.3 million settlement recorded at Marina during the second quarter of 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements), as well as an overall increase in operating expenses.

•
The net income contribution from the retail gas and electric operations at SJE for the six months ended June 30, 2017 decreased $5.2 million to $0.1 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below.

•
The net income contribution from Midstream for the six months ended June 30, 2017 increased $2.5 million to $2.4 million, primarily due to capitalization of Allowance for Funds Used During Construction (AFUDC) at PennEast, of which Midstream has a 20% equity interest.

•	SJI recognized an additional gain of $1.7 million during the six months ended June 30, 2017 related to the sale of real estate.

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (b) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period; (d) as adjusted by the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred; and (e) as adjusted by the impact of an accrual on an expected settlement of an outstanding legal claim stemming from a dispute related to a three-year capacity management contract with a counterparty, including legal fees incurred. With respect to part (c) of the definition of Economic Earnings:

•
For the six months ended June 30, 2017, Economic Earnings excludes an approximately $2.4 million pre-tax loss related to a new interest rate derivative and amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in Accumulated Other Comprehensive Loss (AOCL). SJI reclassified this amount from AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. See Note 12 to the condensed consolidated financial statements.

•
For the six months ended June 30, 2017, Economic Earnings excludes an approximately $0.3 million pre-tax charge related to an impairment charge taken in the first quarter of 2017 due to a reduction in the expected cash flows to be received from a solar generating facility, for which the economic impact will not be realized until a future period (see Note 1 to the condensed consolidated financial statements). An impairment charge was also recorded in 2012 within Income from Continuing Operations on a separate solar generating facility which reduced its depreciable basis and recurring depreciation expense, and this was also excluded from Economic Earnings. The related reduction in depreciation expense is being added back for both facilities during the three and six months ended June 30, 2017.

Economic Earnings is a significant performance metric used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions, and transactions or contractual arrangements where the true economic impact will be realized primarily in a future period or was realized in a previous period. Specifically regarding derivatives, we believe that this financial measure indicates to investors the profitability of the entire derivative related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. We believe that considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for the three months ended June 30, 2017 decreased $4.2 million to $4.5 million compared with the same period in 2016, primarily as a result of the following:

•
The income contribution from gas utility operations at SJG for the three months ended June 30, 2017 decreased $2.8 million to $2.3 million, primarily due to an overall increase in depreciation, interest and operations expenses, partially offset by customer growth.

•
The income contribution from on-site energy production at Marina for the three months ended June 30, 2017 decreased $2.8 million to $1.0 million. This was primarily due to a $1.3 million settlement recorded at Marina during the second quarter of 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements), along with recording no investment tax credits on renewable energy facilities in the second quarter of 2017, compared with $1.1 million in the second quarter of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing was an overall increase in operating expenses.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2017 increased $1.0 million to $0.1 million, primarily due to higher margins on daily energy trading activities, as discussed under "Gross Margin - Energy Group" below.

Economic Earnings for the six months ended June 30, 2017 decreased $3.7 million to $62.0 million compared with the same period in 2016, primarily as a result of the following:

•
The income contribution from on-site energy production at Marina for the six months ended June 30, 2017 decreased $5.6 million to a loss of $1.5 million. This was primarily due to the impact of recording no investment tax credits on renewable energy facilities in the first six months of 2017, compared with $2.8 million in the first six months of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing was a $1.3 million settlement recorded at Marina during the second quarter of 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements), as well as an overall increase in operating expenses.

•
The income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2017 decreased $1.7 million to $9.2 million, primarily due to lower capacity and warmer weather conditions as discussed under "Gross Margin - Energy Group" below.

•
The income contribution from Midstream for the six months ended June 30, 2017 increased $2.5 million to $2.4 million, primarily due to capitalization of AFUDC at PennEast, of which Midstream has a 20% equity interest.

•	SJI recognized an additional gain of $1.7 million during the six months ended June 30, 2017 related to the sale of real estate.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from Continuing Operations	$(7,612)	$(4,798)	$30,135	$63,389
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	8,336	22,523	(5,573)	3,911
Realized Losses on Inventory Injection Hedges	—	23	332	26
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	—	—	2,392	—
Unrealized Loss on Property, Plant and Equipment (B)	—	—	256	—
Charge from a Legal Proceeding in a Pricing Dispute (C)	1,834	—	45,821	—
Accrual of an Expected Settlement (D)	9,786	—	9,786	—
Other (E)	(46)	(41)	(87)	(82)
Income Taxes (F)	(7,821)	(9,002)	(21,028)	(1,542)
Economic Earnings	$4,477	$8,705	$62,034	$65,702

Earnings per Share from Continuing Operations	$(0.10)	$(0.06)	$0.38	$0.86
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	0.11	0.30	(0.07)	0.05
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	—	—	0.03	—
Charge from a Legal Proceeding in a Pricing Dispute (C)	0.02	—	0.58	—
Accrual of an Expected Settlement (D)	0.12	—	0.12	—
Income Taxes (F)	(0.09)	(0.12)	(0.26)	(0.02)
Economic Earnings per Share	$0.06	$0.12	$0.78	$0.89

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (gains (losses) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Losses) Gains on Energy Related Commodity Contracts	$(7,855)	$(21,371)	$6,832	$(2,716)
Losses on Interest Rate Contracts	(379)	(229)	(1,384)	(656)
Total before income taxes	(8,234)	(21,600)	5,448	(3,372)
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, before taxes	(102)	(923)	125	(539)
Total unrealized mark-to-market (losses) gains on derivatives	(8,336)	(22,523)	5,573	(3,911)
Realized Losses on Inventory Injection Hedges	—	(23)	(332)	(26)
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	—	—	(2,392)	—
Unrealized Loss on Property, Plant and Equipment (B)	—	—	(256)	—
Charge from a Legal Proceeding in a Pricing Dispute (C)	(1,834)	—	(45,821)	—
Accrual of an Expected Settlement (D)	(9,786)	—	(9,786)	—
Other (E)	46	41	87	82
Income taxes (F)	7,821	9,002	21,028	1,542
Total reconciling items between (losses) income from continuing operations and economic earnings	$(12,089)	$(13,503)	$(31,899)	$(2,313)

(A) Represents a new interest rate derivative and amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified this amount from AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. See Note 12 to the condensed consolidated financial statements.

(B) Represents an impairment charge recorded on a solar generating facility during the first quarter of 2017, for which the economic impact will not be realized until a future period. See Note 1 to the condensed consolidated financial statements.

(C) Represents a charge, including interest and legal fees, resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014 (see Note 11 to the condensed consolidated financial statements). Since the charge relates to purchase transactions that primarily occurred in prior periods, this amount is excluded from Economic Earnings.

(D) Represents an accrual, including legal fees, of an expected settlement with a counterparty over a dispute related to a three-year capacity management contract (see Note 11 to the condensed consolidated financial statements). Since the accrual relates to transactions that primarily occurred in prior periods, this amount is excluded from Economic Earnings.

(E) Represents additional depreciation expense within Economic Earnings on two solar generating facilities where an impairment charge was recorded within Income from Continuing Operations which reduced the depreciable basis and recurring depreciation expense on these facilities. These impairment charges were excluded from Economic Earnings and, therefore, the related reduction in depreciation expense is being added back.

(F) Determined using a combined average statutory tax rate of 40%.

Gas Utility Operations:

The following tables summarize the composition of gas utility operations operating revenues and margin for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Utility Operating Revenues:
Firm Sales -
Residential	$35,498	$34,716	$150,090	$152,498
Commercial	11,000	8,580	36,640	30,725
Industrial	669	431	2,489	1,809
Cogeneration & Electric Generation	675	1,435	1,462	2,181
Firm Transportation -
Residential	1,828	2,138	8,033	8,631
Commercial	5,379	6,107	18,164	18,585
Industrial	4,652	4,888	9,462	10,218
Cogeneration & Electric Generation	1,054	863	2,234	2,372

Total Firm Revenues	60,755	59,158	228,574	227,019

Interruptible Sales	22	—	22	18
Interruptible Transportation	193	155	432	487
Off-System Sales	20,421	7,590	47,199	21,078
Capacity Release	1,537	1,566	3,280	7,381
Other	323	293	558	545
	83,251	68,762	280,065	256,528
Less: Intercompany Sales	(1,313)	(489)	(2,358)	(4,586)
Total Utility Operating Revenues	81,938	68,273	277,707	251,942
Less:
Cost of Sales - Utility	33,644	19,997	106,068	89,300
Less: Intercompany Cost of Sales	(1,313)	(489)	(2,358)	(4,586)
Total Cost of Sales - Utility (Excluding depreciation)	32,331	19,508	103,710	84,714
Conservation Recoveries*	1,246	2,032	3,794	7,133
RAC Recoveries*	2,500	2,297	5,001	4,595
EET Recoveries*	302	709	686	1,508
Revenue Taxes	195	177	634	538
Utility Margin**	$45,364	$43,550	$163,882	$153,454

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Margin:
Residential	$24,054	$26,483	$97,500	$97,761
Commercial and Industrial	12,825	14,795	39,657	40,024
Cogeneration and Electric Generation	1,093	1,156	2,221	2,469
Interruptible	33	21	37	42
Off-System Sales & Capacity Release	676	750	2,632	2,431
Other Revenues	615	767	849	1,018
Margin Before Weather Normalization & Decoupling	39,296	43,972	142,896	143,745
CIP Mechanism	5,166	(1,331)	19,141	7,932
EET Mechanism	902	909	1,845	1,777
Utility Margin**	$45,364	$43,550	$163,882	$153,454

Degree Days:	427	580	2,584	2,796

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - Gas Utility Operations - Revenues increased $14.5 million, or 21.1%, for the three months ended June 30, 2017 compared with the same period in 2016. Excluding intercompany transactions, revenues increased $13.7 million, or 20.1%, for the three months ended June 30, 2017 compared with the same period in 2016.

Revenues increased $23.5 million, or 9.2%, for the six months ended June 30, 2017 compared with the same period in 2016. Excluding intercompany transactions, revenues increased $25.8 million, or 10.2%, for the six months ended June 30, 2017 compared with the same period in 2016.

The increases in Off-System Sales (OSS) volume discussed under "Throughput - Gas Utility Operations" in the SJG Management's Discussion section during the three months ended June 30, 2017, compared with the same period in 2016, resulted in increases of $12.8 million and $26.1 million in OSS revenues for the three and six months ended June 30, 2017, respectively, compared with the same period in 2016. Capacity release revenue decreased $4.1 million for the six months ended June 30, 2017 as a result of specific releases to Transco Zone 5 at a relatively high value during the first quarter of 2016, which did not occur during the first quarter of 2017. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Total firm revenue increased $1.6 million during the three and six months ended June 30, 2017, compared with the same periods in 2016, despite slightly lower sales and transportation throughput during the first and second quarters of 2017 due to warmer weather, as discussed under "Throughput - Gas Utility Operations" in the SJG Management's Discussion section. This lack of volatility between the two periods is the result of a BGSS bill credit of $20.0 million provided to customers in the first quarter of 2016, which lowered revenue during the six months ended June 30, 2016, even though weather was colder during these periods. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s net income.

Utility Margin - Management uses Utility Margin, a non-GAAP financial measure, when evaluating the operating results of SJG. Utility Margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that Utility Margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Total Utility Margin increased $1.8 million, or 4.2%, and $10.4 million, or 6.8%, for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. The Storm Hardening and Reliability Program (SHARP) and the Accelerated Infrastructure Replacement Programs (AIRP) contributed approximately $0.3 million and $6.0 million of additional Utility Margin for the three and six months ended June 30, 2017, respectively, compared to 2016. In addition, SJG added 5,788 customers over the 12-month period ended June 30, 2017, contributing approximately $0.7 million and $2.4 million in additional margin for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016.

The Conservation Incentive Program (CIP) tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism protected Utility Margin by $5.2 million, or $3.1 million after taxes, for the three months ended June 30, 2017, primarily due to weather that was 26.5% warmer than normal and lower customer usage. For the three months ended June 30, 2016, the CIP mechanism reduced Utility Margin by $1.3 million, or $0.8 million after taxes, due to weather that was colder than average. The CIP mechanism protected $19.1 million, or $11.3 million after taxes, of Utility Margin for the six months ended June 30, 2017 that would have been lost due to weather that was warmer than average and lower customer usage. The CIP mechanism protected $4.7 million, after taxes, of Utility Margin for the six months ended June 30, 2016 that would have been lost due to weather that was warmer than average and lower customer usage.

Nonutility:

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $76.6 million, or 123.2%, to $138.8 million, and $155.6 million, or 80.0%, to $350.2 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $0.3 million, or 1.1%, to $21.2 million for the three months ended June 30, 2017 compared with the same period in 2016, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings as defined above and represented a total decrease of $7.0 million compared to the prior year period. This was partially offset with a 63.0% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $6.2 million, or 12.2%, to $57.3 million for the six months ended June 30, 2017 compared with the same period in 2016, primarily due to a 60.7% increase in the average monthly NYMEX settle price. This was partially offset with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $7.9 million compared to the prior year period.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $0.4 million, or 0.9%, to $41.3 million for the three months ended June 30, 2017 compared with the same period in 2016, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $1.7 million compared to the prior year period. This was partially offset with a 6.0% increase in sales volumes, which was driven by additional electric contracts entered into during the fourth quarter of 2016.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $9.1 million, or 11.4%, to $89.2 million for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to an 11.3% increase in sales volumes, which was driven by additional electric contracts entered into during the fourth quarter of 2016, partially offset with a 23.8% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. Also partially offsetting this increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.9 million compared to the prior year period.

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

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $77.7 million to $76.3 million and $140.0 million to $203.7 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. These increases in revenues were primarily due to revenues earned on gas supply contracts with three electric generation facilities, which totaled increases of $60.1 million and $121.1 million, respectively. Also contributing to the increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $22.2 million and $18.3 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. Partially offsetting these increases was a decrease in sales volumes sold in SJRG's wholesale marketing business of 83% and 7% for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, along with lower capacity, all due to warmer weather conditions. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, decreased $0.3 million, or 1.4%, to $23.6 million and increased $1.4 million, or 3.3%, to $42.3 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016.
Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $0.3 million, or 1.2%, to $21.6 million for the three months ended June 30, 2017 compared with the same period in 2016, which does not represent a significant change. Revenues from on-site energy production at Marina, net of intercompany transactions, increased $1.6 million, or 4.5%, to $38.7 million for the six months ended June 30, 2017 compared with the same period in 2016, primarily due to an increase in solar renewable energy credits (SRECs) transferred as a result of more solar projects being online compared to the same period in 2016. Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, decreased $0.5 million, or 3.7%, to $12.9 million, and increased $1.4 million, or 6.9%, to $21.6 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016.

SRECs represent the renewable energy attribute of the solar electricity generated, that can be sold to customers. Marina does not recognize revenue, or the related margin, until the SREC is certified and transferred to the customer’s electronic account. Customers may purchase SRECs to comply with solar requirements under various state renewable energy regulations. Approximately 73% of Marina’s 2017 solar production is in New Jersey, 9% is in Massachusetts, 16% is in Maryland, and 2% is in Vermont.

Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts. The hedged percentage of projected SREC production related to in-service assets in New Jersey is 94% and 42% for energy years ending May 31, 2018 and 2019, respectively, and in Massachusetts is 79% and 54% for energy years ending December 31, 2017 and 2018, respectively. SREC production related to in-service assets in Maryland and Vermont is currently unhedged.

Installed capacity was 201 MW and 194 MW at June 30, 2017 and 2016, respectively.

Revenues from appliance service operations at SJESP, net of intercompany transactions, did not change significantly for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016.

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

Gross margin for our nonutility business totaled $15.1 million and $29.4 million for the three and six months ended June 30, 2017.  Gross margin is broken out between Energy Group and Energy Services, which are defined as categories of segments in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group - Combined gross margins for Energy Group increased $5.4 million to a loss of $11.3 million and decreased $43.3 million to a loss of $15.5 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations decreased $7.6 million to $0.7 million and $8.1 million to $1.5 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $7.0 million and $7.9 million, respectively.

•
Gross margin from SJE’s retail electric operations decreased $1.0 million to $2.1 million and $0.2 million to $4.3 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $1.7 million and $0.9 million, respectively. These were partially offset with margins earned on additional electric contracts entered into during the fourth quarter of 2016.

•
Gross margin from the wholesale energy operations at SJRG increased $13.9 million to a loss of $14.3 million for the three months ended June 30, 2017 compared with the same period in 2016 primarily due to the following:

◦	$22.2 million increase resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings.

◦	$1.2 million increase resulting from higher margins on daily energy trading activities.

◦	Partially offsetting this was a decrease resulting from a $9.5 million settlement of a legal dispute, which is excluded for Economic Earnings.

•
Gross margin from the wholesale energy operations at SJRG decreased $35.3 million to a loss of $21.5 million for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to the following:

◦
$41.0 million decrease resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements), which is excluded for Economic Earnings.

◦	$9.5 million decrease resulting from an accrual of an expected settlement of a legal dispute related to a three-year capacity management contract, which is excluded for Economic Earnings.

◦
$3.1 million decrease resulting from lower capacity and warmer weather conditions, which exceeded the increases in margin that resulted from the gas supply contracts with electric generation facilities discussed in "Operating Revenues - Energy Group" above.

◦
Partially offsetting these decreases was an increase resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $18.3 million.

The Company expects that wholesale energy operations at SJRG will continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of June 30, 2017, the wholesale energy operations had 7.3 Bcf of storage and 421,659 dts/day of transportation under contract.

Gross Margin - Energy Services - Combined gross margins for Energy Services increased $2.3 million to $26.4 million and $3.8 million to $44.9 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $2.6 million to $25.5 million and $4.2 million to $43.2 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016 primarily due to several new renewable energy projects that began operations over the past twelve months, along with an increase in SRECs transferred as a result of more solar projects being online compared to the same period in 2016.

•	Gross margin from appliance service operations at SJESP did not change significantly for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016.

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2017 vs. 2016	Six Months Ended June 30, 2017 vs. 2016
Gas Utility Operations	$509	$(806)
Nonutility:
Energy Group:
Wholesale Energy Operations	1,023	1,805
Retail Gas and Other Operations	229	786
Retail Electric Operations	103	82
Subtotal Energy Group	1,355	2,673
Energy Services:
On-Site Energy Production	1,195	2,742
Appliance Service Operations	11	(21)
Subtotal Energy Services	1,206	2,721
Total Nonutility	2,561	5,394
Intercompany Eliminations and Other	(846)	(1,535)
Total Operations Expense	$2,224	$3,053

Operations - Gas utility operations expense increased $0.5 million and decreased $0.8 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016.  The three month comparative period increase is due to higher expenses in various areas, primarily those associated with corporate support, governance and compliance costs, along with increases in the reserve for uncollectibles as a result of fluctuations in levels of customer accounts receivable balances. The six month comparative period decrease primarily resulted from the operation of SJG’s New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the six months ended June 30, 2017, compared with the same period in the prior year. This was due to a reduction in the approved level of recovery of such costs. These decreases were partially offset by higher expenses in various areas, primarily those associated with corporate support, governance and compliance costs, along with increases in the reserve for uncollectibles discussed above.

Nonutility operations expense increased $2.6 million and $5.4 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Maintenance expense increased $0.4 million and $1.0 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to increased maintenance of services activity and higher levels of Remediation Adjustment Clause (RAC) amortization. This increase in RAC-related expenses in both the first and second quarters of 2017 does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation - Depreciation increased $2.3 million and $5.9 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, was not significant.

Other Income and Expense - Other income decreased $2.0 million for the three months ended June 30, 2017 compared with the same period in 2016, primarily due to a settlement at Marina during the second quarter of 2016 as discussed in Note 5 to the condensed consolidated financial statements. Other income increased $1.4 million for the six months ended June 30, 2017 compared with the same period in 2016, primarily due to a gain recorded on a sale of real estate during the first quarter of 2017, partially offset by the settlement discussed above.

Interest Charges – Interest charges increased $2.8 million and $10.3 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to higher amounts of long-term debt outstanding at SJI and SJG, along with $0.6 million and $4.0 million of interest charges incurred during the three and six months ended June 30, 2017, respectively, from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements). Also contributing to the six month comparative period increase was an amendment of an existing interest rate derivative contract previously linked to unrealized losses recorded in AOCL, which was reclassified to interest expense as a result of the prior hedged transactions being deemed probable of not occurring (see Note 12 to the condensed consolidated financial statements).

Income Taxes – Income tax benefit decreased $1.6 million for the three months ended June 30, 2017 compared with the same period in 2016, primarily due to the impact of recording no investment tax credits on renewable energy facilities in the second quarter of 2017, compared with $1.1 million in the second quarter of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Income tax expense decreased $15.8 million for the six months ended June 30, 2017 compared with the same period in 2016, primarily due to lower income before income taxes compared to the prior year period, which was principally due to an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements). Partially offsetting this decrease was the impact of recording no investment tax credits on renewable energy facilities in the first six months of 2017, compared with $2.8 million in the first six months of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies increased $0.2 million and $3.1 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to capitalization of AFUDC at PennEast, of which Midstream has a 20% equity interest.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $123.7 million and $158.1 million in the first six months of 2017 and 2016, respectively (certain reclassifications have been made to the prior period condensed consolidated statements of cash flows to conform to the current period presentation, causing the amount for the first six months of 2016 to be adjusted; see Note 1 to the condensed consolidated financial statements). Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first six months of 2017 produced less net cash than the same period in 2016, primarily due to lower collections at SJG under regulatory clauses, as well as contributions made to fund post-retirement benefit plans. During the first quarter of 2017, SJI made a $10.0 million payment to fund its pension plans. SJI did not make a pension payment in 2016. SJI strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, SJI increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first six months of 2017 and 2016 amounted to $162.9 million and $125.7 million, respectively (certain reclassifications have been made to the prior period condensed consolidated statements of cash flows to conform to the current period presentation, causing the amount for the first six months of 2016 to be adjusted; see Note 1 to the condensed consolidated financial statements). We estimate the net cash outflows for investing activities for fiscal years 2017, 2018 and 2019 at SJI to be approximately $332.4 million, $362.8 million and $319.2 million, respectively. The high level of investing activities for 2017, 2018 and 2019 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are potential SJI Midstream investments, net of potential returns, in 2017 through 2019. SJI expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

During the first six months of 2017 and 2016, SJI made net investments in unconsolidated affiliates of $19.2 million and $4.6 million, respectively.

During the first six months of 2017, SJI received approximately $3.1 million related to the sale of real estate. SJI recognized an after-tax gain on this sale of approximately $1.7 million.

During the first six months of 2017, SJI received $3.0 million of proceeds from a third party to pay down a portion of its outstanding note balance.

During the first six months of 2017, SJI made an incremental $7.5 million payment above the prior year to fund company-owned life insurance.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2017 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Revolving Credit Facilities	$450,000	$303,300	(A)	$146,700	August 2017; February 2018	(C)

Total SJI	450,000	303,300		146,700

SJG:

Commercial Paper Program/Revolving Credit Facility	200,000	3,600	(B)	196,400	May 2018
Uncommitted Bank Line	10,000	—		10,000	August 2017	(C)

Total SJG	210,000	3,600		206,400

Total	$660,000	$306,900		$353,100

(A) Includes letters of credit outstanding in the amount of $9.8 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

(C) SJI and SJG anticipate that the credit facilities expiring in August 2017 will be renewed for a multi-year period.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2017. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 2.21% and 1.43% at June 30, 2017 and 2016, respectively.   SJG's weighted average interest rate on these borrowings, which changes daily, was 1.36% and 0.67% at June 30, 2017 and 2016, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the six months ended June 30, 2017 and 2016 were $272.4 million and $325.5 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2017 and 2016 were $354.1 million and $467.7 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the six months ended June 30, 2017 and 2016 were $20.2 million and $73.7 million, respectively. The maximum amount outstanding under its credit facilities during the six months ended June 30, 2017 and 2016 were $110.1 million and $141.7 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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
In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement (Credit Agreement), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $121.0 million during the six months ended June 30, 2017. All loans under the Credit Agreement become due in January 2019.
In May 2017, Marina voluntarily redeemed bonds issued by NJEDA in an aggregate principal amount of $61.4 million, as follows:  Thermal Energy Facilities Revenue Bonds (Marina Energy LLC - 2001 Project) Series A ($20.0 million); Thermal Energy Facilities Federally Taxable Revenue Bonds (Marina Energy LLC - 2001 Project) Series B ($25.0 million); and Thermal Energy Facilities Revenue Bonds (Marina Energy LLC Project) Series 2006A ($16.4 million).  In connection with the redemptions, separate related letter of credit reimbursement agreements were terminated (see Note 11 to the condensed consolidated financial statements).

In June 2017, SJI redeemed at maturity $16.0 million of 2.71% Senior Unsecured Notes.
In May 2016, SJI issued and sold 8,050,000 shares of its common stock, par value $1.25 per share pursuant to a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.
Prior to May 1, 2016, SJI raised equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million of equity capital through the DRP during the six months ended June 30, 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any new equity capital via the DRP in 2017.

SJI’s capital structure was as follows:

	As of June 30, 2017	As of December 31, 2016
Equity	48.2%	49.1%
Long-Term Debt	40.7%	39.6%
Short-Term Debt	11.1%	11.3%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 66 consecutive years and has increased that dividend each year for the last 17 years.  SJI currently seeks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 55% and 70% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2017 and 2016 amounted to net cash outflows of $23.8 million and $13.4 million, respectively. Total net cash outflows for remediation projects are expected to be $48.3 million, $52.3 million and $50.2 million for 2017, 2018 and 2019, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K for the year ended December 31, 2016, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - As of June 30, 2017, SJI provided $9.8 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.2 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system. In May 2017, Marina redeemed its variable-rate demand bonds and the related letters of credit reimbursement agreements, which totaled $62.3 million, were terminated (see Note 14 to the condensed consolidated financial statements).

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016, except for (a) a $44.8 million increase in interest on long-term debt associated with the issuance of $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal payments beginning in 2025, along with SJG borrowings on a term loan facility discussed below (see Note 14 to the condensed consolidated financial statements); and (b) long-term debt (excluding unamortized debt issuance costs), which increased approximately $43.6 million due to SJG borrowing $121.0 million under a $200.0 million term loan credit facility, partially offset by payments on notes of $61.4 million at Marina and $16.0 million at SJI (see Note 14 to the condensed consolidated financial statements).

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which SJI has either made guarantees, or has certain other interests or obligations.

As of June 30, 2017, SJI had issued $6.1 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

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

As of June 30, 2017, SJI had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy services projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Pending Litigation — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued $16.7 million and $45.0 million, respectively, through June 30, 2017. We believe that the amount to be paid by SJG reflects a gas cost and will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of June 30, 2017. The amount associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of June 30, 2017, with charges of $0.4 million and $41.0 million to Cost of Sales - Nonutility and $0.6 million and $4.0 million to Interest Charges on the condensed consolidated statements of income of SJI for the three and six months ended June 30, 2017, respectively. SJI intends to appeal this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received, and has created a reserve to reflect the difference between the invoiced and paid amounts.

SJI was involved in a dispute in the Court of Common Pleas of Philadelphia related to a three-year capacity management contract with a counterparty whereby SJI is the manager. The counterparty is claiming that it is owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. SJI has accrued $9.5 million as of June 30, 2017 in anticipation of a potential settlement of this matter.
Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute related to two long-term gas supply contracts, as well as the dispute related to a three-year capacity management contract, both noted above, SJI has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of June 30, 2017 and December 31, 2016, respectively, of which SJG has accrued approximately $0.7 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

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

The following table summarizes the composition of selected gas utility throughput for the three and six month periods ended June 30, (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	2,458	3,032	13,286	14,170
Commercial	710	904	3,218	3,087
Industrial	53	56	254	208
Cogeneration & Electric Generation	87	503	220	697
Firm Transportation -
Residential	178	268	1,021	1,276
Commercial	979	1,438	3,577	4,261
Industrial	2,579	2,931	5,633	5,984
Cogeneration & Electric Generation	1,543	1,361	2,705	2,840

Total Firm Throughput	8,587	10,493	29,914	32,523

Interruptible Sales	3	—	3	2
Interruptible Transportation	279	225	670	600
Off-System Sales	5,997	2,722	11,978	7,772
Capacity Release	13,571	17,747	34,669	33,898

Total Throughput - Utility	28,437	31,187	77,234	74,795

Throughput – Gas Utility Operations - Total gas throughput decreased 2.8 MMdts and increased 2.4 MMdts for the three months and six months ended June 30, 2017, respectively, compared with the same periods in 2016. Combined throughput in Off-System Sales (OSS) and capacity release decreased 0.9 MMdts for the three months and increased 5.0 MMdts for the six months ended June 30, 2017 compared to the prior year periods. Weather that was 23.9% and 15.1% warmer-than-normal during the three and six months ended June 30, 2017, respectively, created less demand in SJG’s service territory and more supply available for OSS and capacity release activity. SJG also had capacity previously released under its Conservation Incentive Program (CIP) returned to SJG during the first quarter of 2017, thereby allowing SJG to take advantage of additional capacity release activity during that period.

Total firm throughput decreased 1.9 MMdts and 2.6 MMdts for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016 as a result of warmer weather during 2017 as previously discussed. The negative impact of weather on firm throughput was partially offset by the addition of 5,788 customers during the twelve months ended June 30, 2017, a 1.54% increase compared with the same period in 2016.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income Impact:
CIP – Weather Related	$2.2	$(1.1)	$8.0	$2.9
CIP – Usage Related	0.9	0.3	3.3	1.8
Total Net Income Impact	$3.1	$(0.8)	$11.3	$4.7

Weather Compared to 20-Year Average	23.9% Warmer	10.7% Colder	15.1% Warmer	6.4% Warmer
Weather Compared to Prior Year	26.5% Warmer	39.8% Colder	7.6% Warmer	16.3% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

	Three Months Ended June 30, 2017 vs. 2016	Six Months Ended June 30, 2017 vs. 2016
Operations	$509	$(806)
Maintenance	$413	$1,010
Depreciation	$1,383	$2,887
Energy and Other Taxes	$312	$580

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.4 million and $2.9 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to continuing investment in property, plant and equipment.

Energy and Other Taxes -Energy and Other Taxes increased $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to the availability of a Compressed Natural Gas (CNG) tax credit recognized in 2016, but not available in 2017.

Other Income and Expense - Other Income and Expense increased $0.5 million and $1.3 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to higher AFUDC due to increased capital spending and a new AIRP II program.

Interest Charges – Interest charges increased $1.5 million and $2.6 million for the three and six months ended June 30, 2017, respectively, compared with the same periods in 2016, primarily due to higher amounts of long-term debt outstanding (see Note 14 to the condensed consolidated financial statements).

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $75.5 million and $97.4 million in the first six months of 2017 and 2016, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operating activities decreased primarily due to lower collections at SJG under regulatory clauses as well as contributions made to fund post-retirement benefit plans. During the first quarter of 2017, SJG made an $8.0 million payment to fund its pension plans. SJG did not make a contribution to its pension plans in 2016.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2017, 2018 and 2019 to be approximately $267.4 million, $235.8 million and $316.1 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

During the first six months of 2017, SJG made a $4.9 million payment to fund company-owned life insurance.

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

SJI contributed an equity infusion of $40.0 million and $65.0 million to SJG during the six months ended June 30, 2017 and 2016, respectively.

SJG’s capital structure was as follows:

	As of June 30, 2017	As of December 31, 2016
Common Equity	55%	53%
Long-Term Debt	45%	40%
Short-Term Debt	—%	7%

Total	100%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2017 and 2016 amounted to net cash outflows of $23.1 million and $13.4 million, respectively. Total net cash outflows for remediation projects are expected to be $48.1 million, $52.0 million and $50.1 million for 2017, 2018 and 2019, respectively. As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2016, environmental remediation costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of June 30, 2017, averaged $60.8 million annually and totaled $301.0 million over the contracts’ lives.  Approximately 33% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2016. SJG's contractual cash obligations increased $224.5 million from December 31, 2016, primarily due to an $80.8 million increase in interest on long-term debt associated with the issuance of $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTN's bear interest at an annual rate of 3.0%, payable semiannually (see Note 14 to the condensed consolidated financial statements). Also contributing to the increase was SJG borrowing $121.0 million under a $200.0 million term loan credit facility (see Note 14 to the condensed consolidated financial statements)

Off-Balance Sheet Arrangements - SJG has no off-balance sheet arrangements.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax unrealized gain (loss) of $(7.9) million and $(21.4) million for the three months ended June 30, 2017 and 2016, respectively, and $6.8 million and $(2.7) million for the six months ended June 30, 2017 and 2016, respectively, which are included with realized gains (losses) in Operating Revenues — Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2017 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$6,333	$166	$—	$6,499
Prices provided by other external sources	17,866	1,118	1	18,985
Prices based on internal models or other valuation methods	22,162	5,582	381	28,125

Total	$46,361	$6,866	$382	$53,609

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$3,472	$752	$32	$4,256
Prices provided by other external sources	10,825	1,732	205	12,762
Prices based on internal models or other valuation methods	8,785	1,742	197	10,724

Total	$23,082	$4,226	$434	$27,742

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 18.1 million decatherms (dts) with a weighted average settlement price of $2.93 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 92.2 million dts with a weighted average settlement price of $(0.42) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 13.9 million dts with a weighted average settlement price of $2.48 per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.4 million megawatt hours (mwh) with a weighted average settlement price of $34.64 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2017	$16,271
Contracts Settled During the Six Months Ended June 30, 2017, Net	1,131
Other Changes in Fair Value from Continuing and New Contracts, Net	8,465

Net Derivatives — Energy Related Assets, June 30, 2017	$25,867

Marina’s solar energy projects rely on returns from electricity and SRECs.  A decrease in the value of electricity and SRECs impacted by market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.  To hedge against this risk, Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts.  The hedged percentage of projected SREC production related to in-service assets in New Jersey is 94% and 42% for energy years ending May 31, 2018 and 2019, respectively and in Massachusetts is 79% and 54% for energy years ending December 31, 2017 and 2018, respectively.  SREC production related to in-service assets in Maryland and Vermont is currently unhedged.  As SREC prices have recently declined significantly in Maryland, management is actively monitoring those projects for impairment of the investments in that market. As of June 30, 2017, Marina has total net solar assets of $524.6 million, of which $403.1 million are located in New Jersey, $49.7 million are located in Massachusetts, $54.8 million are located in Maryland, and $17.0 million are located in Vermont.

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2017 was $517.3 million and averaged $495.1 million during the first six months of 2017. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; and 2012 - 9 b.p. decrease.  At June 30, 2017, our average interest rate on variable-rate debt was 2.20%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2017, the interest costs on $870.1 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of June 30, 2017, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of June 30, 2017, SJI had approximately $9.2 million, or 17.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated with a rating of Baa1.

As of June 30, 2017, SJRG had $61.8 million of Accounts Receivable under sales contracts. Of that total, 43.4% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2017 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$711	$—	$711
Prices Provided by Other External Sources (Basis)	46	—	46
Prices based on internal models or other valuable methods	7,241	—	7,241

Total	$7,998	$—	$7,998

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$565	$297	$862
Prices Provided by Other External Sources (Basis)	1,008	—	1,008
Prices based on internal models or other valuable methods	308	—	308

Total	$1,881	$297	$2,178

Contracted volumes of SJG's NYMEX contracts are 10.7 MMdt with a weighted-average settlement price of $3.07 per dt. Contracted volumes of SJG's Basis contracts are 1.1 million dts with a weighted-average settlement price of ($1.00) per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2017	$4,435
Contracts Settled During the Six Months ended June 30, 2017, Net	(2,518)
Other Changes in Fair Value from Continuing and New Contracts, Net	3,903
Net Derivatives — Energy Related Assets, June 30, 2017	$5,820

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at June 30, 2017, was $123.8 million and averaged $112.4 million during the first six months of 2017. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.7 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; and 2012 - 1 b.p. decrease. As of June 30, 2017, SJG's average interest rate on variable-rate debt was 1.97%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2017, the interest costs on $645.1 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

South Jersey Industries, Inc.

Evaluation of Disclosure Controls and Procedures

SJI's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, SJI’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJI are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

South Jersey Gas Company

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of June 30, 2017. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 61.

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

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed with the Securities and Exchange Commission on August 4, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed with the Securities and Exchange Commission on August 4, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; and (iv) the Condensed Balance Sheets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
and
SOUTH JERSEY GAS COMPANY
(Co-Registrants)

Dated:	August 4, 2017	By:	/s/ Stephen H. Clark
Stephen H. Clark
Executive Vice President & Chief Financial Officer - SJI
Chief Financial Officer - SJG
(Principal Financial Officer for both Registrants)