Form 10-Q
period 2017-09-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2017-11-03
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
South Jersey Industries, Inc. common stock ($1.25 par value) outstanding as of November 1, 2017 was 79,549,080 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of November 1, 2017 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by South Jersey Industries, Inc.
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

Part 1 - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income, statements of comprehensive income and statements of cash flows) for SJI and SJG. The Notes to Unaudited Condensed Consolidated Financial Statements are presented on a combined basis for both SJI and SJG. Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included under Item 2 is divided into two major sections: SJI and SJG.

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended September 30,
	2017	2016
Operating Revenues:
Utility	$65,473	$60,983
Nonutility	161,654	158,099
Total Operating Revenues	227,127	219,082
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	28,217	25,353
- Nonutility	140,598	117,635
Operations	82,521	34,796
Maintenance	4,615	4,150
Depreciation	24,914	23,109
Energy and Other Taxes	1,517	1,449
Total Operating Expenses	282,382	206,492
Operating (Loss) Income	(55,255)	12,590

Other Income and Expense	2,253	2,223
Interest Charges	(10,567)	(7,355)
(Loss) Income Before Income Taxes	(63,569)	7,458
Income Taxes	24,765	(2,807)
Equity in Earnings of Affiliated Companies	1,256	5,013
(Loss) Income from Continuing Operations	(37,548)	9,664
Loss from Discontinued Operations - (Net of tax benefit)	(45)	(29)
Net (Loss) Income	$(37,593)	$9,635

Basic Earnings Per Common Share:
Continuing Operations	$(0.47)	$0.12
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.47)	$0.12

Average Shares of Common Stock Outstanding - Basic	79,549	79,478

Diluted Earnings Per Common Share:
Continuing Operations	$(0.47)	$0.12
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.47)	$0.12

Average Shares of Common Stock Outstanding - Diluted	79,549	79,635

Dividends Declared Per Common Share	$0.27	$0.26

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2017	2016
Operating Revenues:
Utility	$343,180	$312,925
Nonutility	554,150	393,594
Total Operating Revenues	897,330	706,519
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	131,927	110,067
- Nonutility	503,715	284,236
Operations	160,621	109,843
Maintenance	14,268	12,793
Depreciation	73,793	66,106
Energy and Other Taxes	5,139	4,617
Total Operating Expenses	889,463	587,662
Operating Income	7,867	118,857

Other Income and Expense	10,235	8,787
Interest Charges	(38,291)	(24,744)
(Loss) Income Before Income Taxes	(20,189)	102,900
Income Taxes	8,439	(34,885)
Equity in Earnings of Affiliated Companies	4,337	5,038
(Loss) Income from Continuing Operations	(7,413)	73,053
Loss from Discontinued Operations - (Net of tax benefit)	(122)	(176)
Net (Loss) Income	$(7,535)	$72,877

Basic Earnings Per Common Share:
Continuing Operations	$(0.09)	$0.97
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.09)	$0.97

Average Shares of Common Stock Outstanding - Basic	79,539	75,316

Diluted Earnings Per Common Share:
Continuing Operations	$(0.09)	$0.97
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.09)	$0.97

Average Shares of Common Stock Outstanding - Diluted	79,539	75,411

Dividends Declared per Common Share	$0.81	$0.78

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2017	2016
Net (Loss) Income	$(37,593)	$9,635

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	—	154
Unrealized Gain on Derivatives - Other	7	49

Other Comprehensive Income - Net of Tax*	7	203

Comprehensive (Loss) Income	$(37,586)	$9,838

	Nine Months Ended September 30,
	2017	2016
Net (Loss) Income	$(7,535)	$72,877

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Available-for-Sale Securities	—	258
Unrealized Gain on Derivatives - Other	1,529	149

Other Comprehensive Income - Net of Tax*	1,529	407

Comprehensive (Loss) Income	$(6,006)	$73,284
* Determined using a combined average statutory tax rate of approximately 40%.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Net Cash Provided by Operating Activities	$127,081	$196,433

Cash Flows from Investing Activities:
Capital Expenditures (See Note 1)	(205,604)	(189,466)
Proceeds from Sale of Property, Plant & Equipment	3,547	—
Investment in Long-Term Receivables	(6,670)	(8,085)
Proceeds from Long-Term Receivables	7,468	7,528
Notes Receivable	3,000	9,919
Purchase of Company-Owned Life Insurance	(8,765)	(1,755)
Investment in Affiliate	(22,434)	(8,307)
Return of Investment in Affiliate	—	4,750
Net Repayment of Notes Receivable - Affiliate	41	1,378

Net Cash Used in Investing Activities (See Note 1)	(229,417)	(184,038)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(16,000)	(201,500)
Proceeds from Issuance of Long-Term Debt	446,000	61,000
Principal Repayments of Long-Term Debt	(292,400)	(48,457)
Payments for Issuance of Long-Term Debt	(3,744)	(7)
Net Settlement of Restricted Stock (See Note 1)	(751)	—
Dividends on Common Stock	(43,353)	(39,752)
Proceeds from Sale of Common Stock	—	214,426

Net Cash Provided by (Used in) Financing Activities	89,752	(14,290)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(12,584)	(1,895)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period (See Note 1)	31,910	52,635

Cash, Cash Equivalents and Restricted Cash at End of Period (See Note 1)	$19,326	$50,740

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2017	December 31, 2016
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,591,246	$2,424,134
Accumulated Depreciation	(489,755)	(471,222)
Nonutility Property and Equipment, at cost	780,131	821,942
Accumulated Depreciation	(183,475)	(151,084)

Property, Plant and Equipment - Net	2,698,147	2,623,770

Investments:
Available-for-Sale Securities	32	32
Restricted	5,645	13,628
Investment in Affiliates	54,137	28,906

Total Investments	59,814	42,566

Current Assets:
Cash and Cash Equivalents	13,681	18,282
Accounts Receivable	150,607	222,339
Unbilled Revenues	19,172	59,680
Provision for Uncollectibles	(13,765)	(12,744)
Notes Receivable	1,107	1,454
Notes Receivable - Affiliate	2,421	2,461
Natural Gas in Storage, average cost	55,502	53,857
Materials and Supplies, average cost	6,594	6,753
Prepaid Taxes	12,145	17,471
Derivatives - Energy Related Assets	42,068	72,391
Other Prepayments and Current Assets	33,931	31,369

Total Current Assets	323,463	473,313

Regulatory and Other Noncurrent Assets:
Regulatory Assets	477,457	410,746
Derivatives - Energy Related Assets	7,650	8,502
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	28,515	29,037
Notes Receivable	19,088	25,271
Goodwill	4,838	4,838
Identifiable Intangible Assets	14,973	15,820
Other	92,846	83,429

Total Regulatory and Other Noncurrent Assets	658,642	590,918

Total Assets	$3,740,066	$3,730,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2017	December 31, 2016
Capitalization and Liabilities
Equity:
Common Stock	$99,436	$99,347
Premium on Common Stock	709,448	706,943
Treasury Stock (at par)	(266)	(266)
Accumulated Other Comprehensive Loss	(25,852)	(27,381)
Retained Earnings	438,584	510,597

Total Equity	1,221,350	1,289,240

Long-Term Debt	1,180,319	808,005

Total Capitalization	2,401,669	2,097,245

Current Liabilities:
Notes Payable	280,100	296,100
Current Portion of Long-Term Debt	10,909	231,909
Accounts Payable	208,021	243,669
Customer Deposits and Credit Balances	58,098	48,068
Environmental Remediation Costs	57,406	46,120
Taxes Accrued	2,467	2,082
Derivatives - Energy Related Liabilities	26,910	60,082
Derivatives - Other	798	681
Dividends Payable	21,677	—
Interest Accrued	6,841	6,231
Pension Benefits	2,463	2,463
Other Current Liabilities	8,480	15,219

Total Current Liabilities	684,170	952,624

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	335,420	343,549
Pension and Other Postretirement Benefits	91,708	95,235
Environmental Remediation Costs	120,123	108,893
Asset Retirement Obligations	59,206	59,427
Derivatives - Energy Related Liabilities	4,359	4,540
Derivatives - Other	10,479	9,349
Regulatory Liabilities	23,485	49,121
Other	9,447	10,584

Total Deferred Credits and Other Noncurrent Liabilities	654,227	680,698

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,740,066	$3,730,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,

	2017	2016
Operating Revenues	$66,755	$62,025

Operating Expenses:
Cost of Sales (Excluding depreciation)	29,499	26,395
Operations	23,178	21,360
Maintenance	4,615	4,150
Depreciation	13,226	11,735
Energy and Other Taxes	865	838

Total Operating Expenses	71,383	64,478

Operating Loss	(4,628)	(2,453)

Other Income and Expense	1,606	1,189

Interest Charges	(6,437)	(4,058)

Loss Before Income Taxes	(9,459)	(5,322)

Income Taxes	3,688	2,007

Net Loss	$(5,771)	$(3,315)

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Nine Months Ended September 30,

	2017	2016
Operating Revenues	$346,820	$318,553

Operating Expenses:
Cost of Sales (Excluding depreciation)	135,567	115,695
Operations	70,966	69,954
Maintenance	14,268	12,793
Depreciation	38,813	34,435
Energy and Other Taxes	3,032	2,425

Total Operating Expenses	262,646	235,302

Operating Income	84,174	83,251

Other Income and Expense	4,845	3,104

Interest Charges	(18,392)	(13,397)

Income Before Income Taxes	70,627	72,958

Income Taxes	(27,654)	(26,812)

Net Income	$42,973	$46,146

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,

	2017	2016
Net Loss	$(5,771)	$(3,315)

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	—	38
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Income - Net of Tax *	7	45

Comprehensive Loss	$(5,764)	$(3,270)

	Nine Months Ended September 30,
	2017	2016
Net Income	$42,973	$46,146

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	—	45
Unrealized Gain on Derivatives - Other	21	21

Other Comprehensive Income - Net of Tax *	21	66

Comprehensive Income	$42,994	$46,212

* Determined using a combined average statutory tax rate of approximately 40%.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,

	2017	2016
Net Cash Provided by Operating Activities	$73,186	$108,690

Cash Flows from Investing Activities:
Capital Expenditures	(183,875)	(161,690)
Note Receivable	—	9,919
Purchase of Company-Owned Life Insurance	(4,875)	—
Investment in Long-Term Receivables	(6,670)	(8,085)
Proceeds from Long-Term Receivables	7,468	7,528

Net Cash Used in Investing Activities (See Note 1)	(187,952)	(152,328)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(104,300)	(53,400)
Proceeds from Issuance of Long-Term Debt	396,000	61,000
Principal Repayments of Long-Term Debt	(215,000)	(27,000)
Payments for Issuance of Long-Term Debt	(2,030)	(7)
Additional Investment by Shareholder	40,000	65,000

Net Cash Provided by Financing Activities	114,670	45,593

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(96)	1,955
Cash, Cash Equivalents and Restricted Cash at Beginning of Period (See Note 1)	1,391	7,544

Cash, Cash Equivalents and Restricted Cash at End of Period (See Note 1)	$1,295	$9,499

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2017	December 31, 2016
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,591,246	$2,424,134
Accumulated Depreciation	(489,755)	(471,222)

Property, Plant and Equipment - Net	2,101,491	1,952,912

Investments:
Restricted Investments	891	32

Total Investments	891	32

Current Assets:
Cash and Cash Equivalents	404	1,359
Accounts Receivable	67,091	69,651
Accounts Receivable - Related Parties	1,083	1,355
Unbilled Revenues	6,004	41,754
Provision for Uncollectibles	(13,577)	(12,570)
Natural Gas in Storage, average cost	18,618	11,621
Materials and Supplies, average cost	890	914
Prepaid Taxes	11,599	16,428
Derivatives - Energy Related Assets	7,608	5,434
Other Prepayments and Current Assets	14,592	13,853

Total Current Assets	114,312	149,799

Regulatory and Other Noncurrent Assets:
Regulatory Assets	477,457	410,746
Long-Term Receivables	25,539	25,758
Derivatives - Energy Related Assets	58	373
Other	17,027	12,303

Total Regulatory and Other Noncurrent Assets	520,081	449,180

Total Assets	$2,736,775	$2,551,923

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,743	315,827
Accumulated Other Comprehensive Loss	(14,913)	(14,934)
Retained Earnings	576,253	533,159

Total Equity	922,931	839,900

Long-Term Debt	807,694	423,177

Total Capitalization	1,730,625	1,263,077

Current Liabilities:
Notes Payable	—	104,300
Current Portion of Long-Term Debt	10,909	215,909
Accounts Payable - Commodity	31,396	23,815
Accounts Payable - Other	37,015	45,370
Accounts Payable - Related Parties	5,901	11,216
Derivatives - Energy Related Liabilities	4,467	1,372
Derivatives - Other Current	398	386
Customer Deposits and Credit Balances	56,149	45,816
Environmental Remediation Costs	57,092	45,018
Taxes Accrued	1,524	855
Pension Benefits	2,428	2,428
Interest Accrued	5,571	5,369
Other Current Liabilities	4,012	8,011

Total Current Liabilities	216,862	509,865

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	23,485	49,121
Deferred Income Taxes - Net	497,139	469,408
Environmental Remediation Costs	119,225	108,029
Asset Retirement Obligations	58,431	58,674
Pension and Other Postretirement Benefits	79,183	81,800
Derivatives - Energy Related Liabilities	69	—
Derivatives - Other Noncurrent	6,881	6,979
Other	4,875	4,970

Total Regulatory and Other Noncurrent Liabilities	789,288	778,981

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,736,775	$2,551,923

The accompanying notes are an integral part of the unaudited condensed financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

▪
South Jersey Energy Service Plus, LLC (SJESP) serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP will receive commissions paid on service contracts from the third party on a go forward basis. This transaction did not have a material impact on the condensed consolidated financial statements.

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

REVENUE-BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $0.2 million for both the three months ended September 30, 2017 and 2016, and $0.8 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Operating Expenses on the condensed consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

SJI recorded an impairment charge of $0.3 million during the first quarter of 2017 due to a reduction in the expected cash flows to be received from a solar generating facility. During the three months ended September 30, 2017, SJI had reason to believe that due to a significant decline in the market prices of Maryland solar renewable energy credits (SRECs), combined with an increase of operating expenses, the full carrying value of SJI’s Maryland solar facilities may not be recoverable. As a result, SJI performed an impairment test on the respective assets which led to an impairment charge of $43.9 million. These impairment charges are recorded within Operating Expenses on the condensed consolidated statements of income and are included within the on-site energy production segment. The fair values of the facilities were determined using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, which were Level 3 fair value measurements and include key inputs such as forecasted revenues, operating expenses and discount rates. For the three and nine months ended September 30, 2017, SJI had impairment charges of $43.9 million and $44.2 million, respectively. No impairments were identified at SJG for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, no impairments were identified at SJI or SJG. See Note 13.

Marina’s solar energy projects rely on returns from electricity and SRECs.  A decrease in the value of electricity and SRECs impacted by market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the three and nine months ended September 30, 2017 or 2016. As of September 30, 2017 and December 31, 2016, $8.7 million and $8.8 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on SJI's condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of September 30, 2017 and December 31, 2016, SJI held 213,061 and 212,617 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

GOODWILL - Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three and nine months ended September 30, 2017. Goodwill totaled $4.8 million on the condensed consolidated balance sheets of SJI as of both September 30, 2017 and December 31, 2016.

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

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management formed an implementation team that evaluated the impact that adoption of this guidance will have on the financial statements of SJI and SJG. This evaluation included assessing the impact of the guidance on our contracts in all our revenue streams by reviewing current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts. We expect that the majority of SJI and SJG revenue streams will be in scope of the new guidance, which includes SJG’s regulated revenue under tariffs, for which no change in current revenue recognition practices is expected.  Revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606.  As a result, based on the review of customer contracts to date, SJI is not anticipating this guidance to have a material impact to SJI's or SJG's statements of consolidated income, cash flows or consolidated balance sheets upon adoption. The ASU does include expanded disclosure requirements, which we will include for periods beginning after December 15, 2017 as per the ASU. We do not anticipate any significant changes to our business processes, systems or internal controls over financial reporting needed to support recognition and disclosure under the new guidance. We are continuing with our implementation plan and expect to transition to the new guidance beginning in 2018 using the modified retrospective approach.

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

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management has formed an implementation team that is inventorying leases and evaluating the impact that adoption of this guidance will have on SJI's and SJG's financial statements. Consistent with the requirements of the standard, SJI and SJG will both transition to the new guidance using the modified retrospective approach.

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting of hedging relationships so that it represents a more faithful portrayal of an entity’s risk management activities (i.e. to help financial statement users understand an entity’s risk exposures and the manner in which hedging strategies are used to manage them), as well as to further simplify the application of the hedge accounting guidance in GAAP. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of SJI's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the nine months ended September 30, 2017 and 2016. No stock appreciation rights have been issued under the plans. During the nine months ended September 30, 2017 and 2016, SJI granted 167,734and 193,670 restricted shares, respectively, to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

In 2015, SJI began granting time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. During the nine months ended September 30, 2017 and 2016, Officers and other key employees were granted 53,058 and 58,101 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

During the nine months ended September 30, 2017 and 2016, SJI granted 30,394 and 35,197 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at September 30, 2017 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2015 - TSR	33,449	$26.31	16.0%	1.10%
	2015 - EGR, ROE, Time	61,357	$29.47	N/A	N/A
	2016 - TSR	65,544	$22.53	18.1%	1.31%
	2016 - CEGR, Time	102,616	$23.52	N/A	N/A
	2017 - TSR	56,644	$32.17	20.8%	1.47%
	2017 - CEGR, Time	109,107	$33.69	N/A	N/A

Directors -	2017	30,394	$33.64	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Officers & Key Employees	$1,087	$781	$3,274	$2,396
Directors	256	210	767	630
Total Cost	1,343	991	4,041	3,026

Capitalized	(96)	(77)	(288)	(289)
Net Expense	$1,247	$914	$3,753	$2,737

As of September 30, 2017, there was $6.5 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity for SJI during the nine months ended September 30, 2017, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2017	295,515	35,197	$24.96
Granted	167,734	30,394	$33.24
Cancelled/Forfeited	(3,891)	—	$28.70
Vested	(30,641)	(35,197)	$24.75
Nonvested Shares Outstanding, September 30, 2017	428,717	30,394	$28.53

During the nine months ended September 30, 2017 and 2016, SJI awarded 65,628 shares to its Officers and other key employees at a market value of $2.2 million, and 13,247 shares at a market value of $0.3 million, respectively. During the nine months ended September 30, 2017 and 2016, SJI also granted 30,394 and 35,197 shares to its Directors at a market value of $1.0 million and $0.8 million, respectively.

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

South Jersey Gas Company - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the nine months ended September 30, 2017 and 2016, SJG officers and other key employees were granted 24,001 and 32,732 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the nine months ended September 30, 2017 and 2016 was $0.3 million and $0.2 million, respectively. Approximately one-half of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

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

During the first nine months of 2017 and 2016, SJI made net investments in unconsolidated affiliates of $22.4 million and $2.2 million, respectively.  As of both September 30, 2017 and December 31, 2016, the outstanding balance of Notes Receivable – Affiliate was $15.7 million. As of September 30, 2017, $13.7 million of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $2.0 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2017, SJI had a net asset of approximately $54.1 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2017, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $69.8 million.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, 2017 and 2016, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss before Income Taxes:
Sand Mining	$(17)	$(20)	$(49)	$(184)
Fuel Oil	(53)	(24)	(139)	(86)
Income Tax Benefits	25	15	66	94
Loss from Discontinued Operations — Net	$(45)	$(29)	$(122)	$(176)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

A summary of related party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues/Affiliates:
SJRG	$1,210	$977	$3,421	$5,399
Marina	72	65	219	229
Other	21	21	63	63
Total Operating Revenue/Affiliates	$1,303	$1,063	$3,703	$5,691

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$1,453	$490	$12,399	$9,993

Operations Expense/Affiliates:
SJI	$4,316	$4,632	$15,354	$14,502
Millennium	717	703	2,137	2,098
Other	(173)	(48)	(253)	(154)
Total Operations Expense/Affiliates	$4,860	$5,287	$17,238	$16,446

4.	COMMON STOCK:

The following shares were issued and outstanding for SJI:

2017
Beginning Balance, January 1	79,478,055
New Issuances During the Period:
Stock-Based Compensation Plan	71,025
Ending Balance, September 30	79,549,080

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $2.5 million was recorded in Premium on Common Stock.

In May 2016, SJI issued and sold 8,050,000 shares of its common stock, par value $1.25 per share pursuant to a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of September 30, 2017. SJG did not issue any new shares during the period. SJI owns all of the outstanding common stock of SJG.

SJI's EARNINGS PER COMMON SHARE (EPS) - SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 156,673 and 94,997 for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, incremental shares of 138,346 and 137,003 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) - SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Prior to May 1, 2016 shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million of equity capital through the DRP during the nine months ended September 30, 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any new equity capital via the DRP in 2017.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — Marina is required to maintain escrow accounts related to ongoing capital projects. As of September 30, 2017 and December 31, 2016, the escrowed funds, including interest earned, totaled $0.3 million and $1.9 million, respectively, which are recorded in Restricted Investments on the condensed consolidated balance sheets.

SJI and SJG maintain margin accounts with selected counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of September 30, 2017 and December 31, 2016, SJI's balances in these accounts totaled $5.3 million and $11.7 million, respectively, held by the counterparty, which is recorded in Restricted Investments on the condensed consolidated balance sheets. As of September 30, 2017, SJG's balance held by the counterparty totaled $0.9 million and was recorded in Restricted Investments on the condensed balance sheets. As of December 31, 2016, SJG's balance held by SJG as collateral was $3.6 million which was recorded in Accounts Payable - Other on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at September 30, 2017 and December 31, 2016, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of September 30, 2017
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$13,681	$404
Restricted Investments	5,645	891
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$19,326	$1,295

	As of December 31, 2016
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$18,282	$1,359
Restricted Investments	13,628	32
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,910	$1,391

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

As of September 30, 2017, SJI had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the cogeneration assets and will evaluate the carrying value of the investment and the note receivable as future events occur.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $7.4 million and $9.5 million as of September 30, 2017 and December 31, 2016, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.8 million and $0.9 million as of September 30, 2017 and December 31, 2016, respectively.  The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at September 30, 2017 and December 31, 2016, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of September 30, 2017, SJI had approximately $8.8 million, or 17.7%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated with a rating of Baa1.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at September 30, 2017 and December 31, 2016, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of September 30, 2017 and December 31, 2016, were $1,161.6 million and $1,080.8 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of September 30, 2017 and December 31, 2016, were $1,191.2 million and $1,039.9 million, respectively. SJI's carrying amounts as of September 30, 2017 and December 31, 2016 are net of unamortized debt issuance costs of $9.9 million and $7.6 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of September 30, 2017 and December 31, 2016, were $833.2 million and $673.1 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of September 30, 2017 and December 31, 2016, was $818.6 million and $639.1 million, respectively. The carrying amounts as of September 30, 2017 and December 31, 2016 are net of unamortized debt issuance costs of $7.5 million and $6.0 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at September 30, 2017 and December 31, 2016.

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

•
Appliance service operations includes SJESP, which serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP will receive commissions paid on service contracts from the third party on a go forward basis.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues:
Gas Utility Operations	$66,755	$62,025	$346,820	$318,553
Energy Group:
Wholesale Energy Operations	70,741	67,926	274,667	131,691
Retail Gas and Other Operations	18,156	11,865	76,793	63,903
Retail Electric Operations	45,316	51,585	136,893	134,141
Subtotal Energy Group	134,213	131,376	488,353	329,735
Energy Services:
On-Site Energy Production	29,942	31,034	74,689	70,398
Appliance Service Operations	1,552	1,812	5,190	5,750
Subtotal Energy Services	31,494	32,846	79,879	76,148
Corporate and Services	9,577	7,059	32,186	24,352
Subtotal	242,039	233,306	947,238	748,788
Intersegment Sales	(14,912)	(14,224)	(49,908)	(42,269)
Total Operating Revenues	$227,127	$219,082	$897,330	$706,519

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating (Loss) Income:
Gas Utility Operations	$(4,628)	$(2,453)	$84,174	$83,251
Energy Group:
Wholesale Energy Operations	(11,346)	8,014	(41,163)	15,109
Retail Gas and Other Operations	(574)	(2,520)	(3,801)	2,971
Retail Electric Operations	(344)	1,223	2,117	4,085
Subtotal Energy Group	(12,264)	6,717	(42,847)	22,165
Energy Services:
On-Site Energy Production	(38,351)	8,077	(35,216)	12,549
Appliance Service Operations	(392)	277	(398)	579
Subtotal Energy Services	(38,743)	8,354	(35,614)	13,128
Corporate and Services	380	(28)	2,154	313
Total Operating (Loss) Income	$(55,255)	$12,590	$7,867	$118,857

Depreciation and Amortization:
Gas Utility Operations	$17,751	$15,954	$52,559	$47,368
Energy Group:
Wholesale Energy Operations	31	39	92	447
Retail Gas and Other Operations	80	85	247	253
Subtotal Energy Group	111	124	339	700
Energy Services:
On-Site Energy Production	11,731	11,274	34,998	32,088
Appliance Service Operations	43	73	153	248
Subtotal Energy Services	11,774	11,347	35,151	32,336
Corporate and Services	448	373	1,267	856
Total Depreciation and Amortization	$30,084	$27,798	$89,316	$81,260

Interest Charges:
Gas Utility Operations	$6,437	$4,058	$18,392	$13,397
Energy Group:
Wholesale Energy Operations	(162)	—	3,031	32
Retail Gas and Other Operations	55	86	204	296
Subtotal Energy Group	(107)	86	3,235	328
Energy Services:
On-Site Energy Production	3,549	3,032	13,240	9,936
Corporate and Services	5,055	2,896	15,237	9,206
Subtotal	14,934	10,072	50,104	32,867
Intersegment Borrowings	(4,367)	(2,717)	(11,813)	(8,123)
Total Interest Charges	$10,567	$7,355	$38,291	$24,744

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income Taxes:
Gas Utility Operations	$(3,688)	$(2,007)	$27,654	$26,812
Energy Group:
Wholesale Energy Operations	(4,281)	3,125	(16,984)	5,604
Retail Gas and Other Operations	(225)	(1,062)	(1,265)	1,220
Retail Electric Operations	(141)	499	866	1,669
Subtotal Energy Group	(4,647)	2,562	(17,383)	8,493
Energy Services:
On-Site Energy Production	(16,270)	2,118	(19,120)	(784)
Appliance Service Operations	(220)	102	(201)	254
Subtotal Energy Services	(16,490)	2,220	(19,321)	(530)
Corporate and Services	60	32	611	110
Total Income Taxes	$(24,765)	$2,807	$(8,439)	$34,885

Property Additions:
Gas Utility Operations	$59,179	$53,623	$187,587	$155,126
Energy Group:
Wholesale Energy Operations	—	—	5	7
Retail Gas and Other Operations	204	455	632	1,180
Subtotal Energy Group	204	455	637	1,187
Energy Services:
On-Site Energy Production	1,633	9,152	11,899	14,468
Appliance Service Operations	—	73	260	425
Subtotal Energy Services	1,633	9,225	12,159	14,893
Corporate and Services	105	174	1,191	901
Total Property Additions	$61,121	$63,477	$201,574	$172,107

	September 30, 2017	December 31, 2016
Identifiable Assets:
Gas Utility Operations	$2,736,775	$2,551,923
Energy Group:
Wholesale Energy Operations	153,933	233,019
Retail Gas and Other Operations	35,487	52,729
Retail Electric Operations	32,103	41,280
Subtotal Energy Group	221,523	327,028
Energy Services:
On-Site Energy Production	662,087	767,710
Appliance Service Operations	1,720	2,879
Subtotal Energy Services	663,807	770,589
Discontinued Operations	1,769	1,756
Corporate and Services	781,238	649,795
Intersegment Assets	(665,046)	(570,524)
Total Identifiable Assets	$3,740,066	$3,730,567

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In October 2017, SJG settled its base rate case, pursuant to which the BPU granted SJG a base rate increase, effective November 1, 2017, of $39.5 million, which was predicated in part upon a 6.80% rate of return on rate base that included a 9.60% return on common equity. The BPU Order allows SJG to recover revenues associated with certain infrastructure and system improvement investments made and the related expenses incurred since the approval of its previous base rate case proceeding in September 2014.

In January 2017, the BPU issued an order approving SJG’s request to extend the expiration date of its Energy Efficiency Programs (EEPs) from August 2017 to December 2018, without any modification to the programs or the amount of the previously authorized budget of $36.3 million, inclusive of operation and maintenance expenses.

In April 2017, SJG provided a Basic Gas Supply Service (BGSS) bill credit of approximately $8.0 million to its residential and small commercial customers. The credit was in addition to the overall rate reduction that was approved by the BPU and took effect in October 2016.

In June 2017, SJG filed its annual Energy Efficiency Tracker (EET) rate adjustment petition, requesting a $3.0 million increase in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with its EEP. The petition is currently pending BPU approval.

In July 2017, SJG made its annual 2017-2018 Societal Benefits Clause (SBC) filing, requesting an $8.0 million increase in annual revenues. The SBC is comprised of sub-components, including the Remediation Adjustment Clause (RAC), the Clean Energy Program (CLEP) and the Transportation Initiation Clause (TIC). The related petition is currently pending BPU approval.

In September 2017, the BPU approved the following SJG requests:

•
A $4.7 million decrease in BGSS annual revenues and a $0.2 million increase in Conservation Incentive Program (CIP) annual revenues, both effective October 1, 2017 and associated with the 2017-2018 BGSS/CIP year, which runs from October 1, 2017 through September 30, 2018.

•
An increase in annual revenues from base rates of $5.0 million to reflect the roll-in of $46.1 million of Accelerated Infrastructure Replacement Program (AIRP II) investments made from October 2016 through June 2017, effective October 1, 2017.

•
An increase in annual revenues from base rates of $3.6 million to reflect the roll-in of $33.3 million of Storm Hardening and Reliability Program (SHARP) investments made from July 2016 through June 2017, effective October 1, 2017.

•	The statewide Universal Service Fund (USF) annual 2017-2018 budget for all the State's gas utilities. which includes a $2.0 million decrease in SJG's USF recoveries, effective October 1, 2017.

The BGSS, CIP and USF approvals discussed above do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

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

SJI's and SJG's Regulatory Assets consisted of the following items (in thousands):

	September 30, 2017	December 31, 2016
Environmental Remediation Costs:
Expended - Net	$93,724	$71,997
Liability for Future Expenditures	176,805	153,047
Deferred Asset Retirement Obligation Costs	42,283	43,014
Deferred Pension and Other Postretirement Benefit Costs	85,693	85,693
Deferred Gas Costs - Net	15,245	—
Conservation Incentive Program Receivable	32,429	27,567
Societal Benefit Costs Receivable	906	—
Deferred Interest Rate Contracts	7,280	7,365
Energy Efficiency Tracker	1,994	219
Pipeline Supplier Service Charges	862	2,122
Pipeline Integrity Cost	5,160	4,810
AFUDC - Equity Related Deferrals	12,331	12,434
Other Regulatory Assets	2,745	2,478

Total Regulatory Assets	$477,457	$410,746

ENVIRONMENTAL REMEDIATION COSTS - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" (both SJI and SJG), "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2016 is a result of expenditures made during the first nine months of 2017 and an increase in the expected future expenditures for remediation activities, primarily due to a change in the proposed type of remediation at two of the sites currently under remediation. The proposed change results in an increase in contractor costs.

DEFERRED GAS COSTS - NET - Over/Under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset, and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The change in the BGSS from a $17.8 million regulatory liability at December 31, 2016 to a $15.2 million regulatory asset at September 30, 2017 was primarily due to an unfavorable court ruling related to a pricing dispute between SJG and a supplier (See Notes 11 and 16) and the actual gas commodity costs exceeding recoveries from customers.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the first nine months of 2017, resulting in an increase in the receivable. This is primarily the result of warm weather experienced in the region.

SOCIETAL BENEFIT COSTS (SBC) RECEIVABLE - This regulatory asset primarily represents the deferred expenses incurred under the New Jersey Clean Energy Program, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. Previous SBC rates produced recoveries greater than SBC costs, which resulted in the regulatory liability. The change from a liability at December 31, 2016 to an asset at September 30, 2017 is due to an increase in rates.

SJI's and SJG's Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2017	December 31, 2016
Excess Plant Removal Costs	$23,485	$28,226
Deferred Revenues - Net	—	17,800
Societal Benefit Costs	—	3,095

Total Regulatory Liabilities	$23,485	$49,121

DEFERRED REVENUES - NET - See discussion under "Deferred Gas Costs - Net" above.

SOCIETAL BENEFIT COSTS - See discussion under "Societal Benefit Costs Receivable" above.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2017 and 2016, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service Cost	$1,247	$1,210	$3,741	$3,632
Interest Cost	2,943	3,031	8,829	9,094
Expected Return on Plan Assets	(3,526)	(3,377)	(10,579)	(10,131)
Amortizations:
Prior Service Cost	33	53	98	158
Actuarial Loss	2,570	2,349	7,712	7,046
Net Periodic Benefit Cost	3,267	3,266	9,801	9,799
Capitalized Benefit Cost	(1,143)	(1,251)	(3,542)	(3,651)
Deferred Benefit Cost	(95)	(161)	(395)	(484)
Total Net Periodic Benefit Expense	$2,029	$1,854	$5,864	$5,664

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service Cost	$228	$213	$683	$638
Interest Cost	604	654	1,813	1,961
Expected Return on Plan Assets	(853)	(776)	(2,558)	(2,328)
Amortizations:
Prior Service Cost	(86)	(86)	(258)	(258)
Actuarial Loss	310	277	928	832
Net Periodic Benefit Cost	203	282	608	845
Capitalized Benefit Cost	66	(73)	(35)	(219)
Total Net Periodic Benefit Expense	$269	$209	$573	$626

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $2.3 million and $2.4 million of the totals presented in the table above for the three months ended September 30, 2017 and 2016, respectively, and $7.1 million and $7.2 million of the totals presented in the table above for the nine months ended September 30, 2017 and 2016, respectively.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $(0.1) million and $0.1 million of the totals presented in the table above for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.4 million of the totals presented in the table above for the nine months ended September 30, 2017 and 2016, respectively.

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Deferred benefit costs relate to SJG's deferral of incremental expense associated with the adoption of new mortality tables effective December 31, 2014, and subsequent adjustments thereto in both 2015 and 2016. Deferred benefit costs will be recovered through rates as part of SJG's base rate case settlement in October 2017 (see Note 7).

SJI contributed $10.0 million to the pension plans, of which SJG contributed $8.0 million, in January 2017. No contributions were made to the pension plans by either SJI or SJG during the nine months ended September 30, 2016. SJI and SJG do not expect to make any additional contributions to the pension plans in 2017; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to be approximately $2.5 million in 2017. Prior to the base rate case settlement in October 2017, SJG also had a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred. The recent rate case settlement (see Note 7) allows SJG to modify the future funding requirement level up to a limit that represents full funding of its obligation and to the maximum tax deduction allowed.

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

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2017 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Syndicated Revolving Credit Facility	$400,000	$240,100	(A)	$159,900	August 2022	(C)
Revolving Credit Facility	50,000	50,000		—	September 2019	(D)

Total SJI	450,000	290,100		159,900

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	800	(B)	199,200	August 2022	(E)
Uncommitted Bank Line	10,000	—		10,000	August 2018

Total SJG	210,000	800		209,200

Total	$660,000	$290,900		$369,100

(A) Includes letters of credit outstanding in the amount of $10.0 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

(C) In August 2017, SJI entered into a five year, unsecured $400.0 million revolving credit agreement which is syndicated among several banks. In connection with this agreement, SJI terminated its previous $400.0 million revolving credit agreement.

(D) In September 2017, SJI amended an unsecured revolving credit facility for two years. The facility now terminates in September 2019.

(E) In August 2017, SJG entered into a five year, unsecured $200.0 million revolving credit agreement which is syndicated among several banks. In connection with this agreement, SJG terminated its previous $200.0 million revolving credit agreement.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 2.26% and 1.28% at September 30, 2017 and 2016, respectively. SJG did not have any outstanding borrowings at September 30, 2017. SJG's weighted average interest rate on these borrowings, which changes daily, was 0.76% at September 30, 2016.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the nine months ended September 30, 2017 and 2016 were $260.9 million and $336.5 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2017 and 2016 were $373.8 million and $467.7 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the nine months ended September 30, 2017 and 2016 were $17.0 million and $64.5 million, respectively. The maximum amounts outstanding under its credit facilities during the nine months ended September 30, 2017 and 2016 were $110.1 million and $141.7 million, respectively.

The SJI and SJG facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of September 30, 2017. However, several bank facilities for both SJI and SJG , as well as Senior Unsecured Notes issued by SJI, still contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. As a result, until these other agreements are amended, both SJG and SJI must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter.

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

GUARANTEES — As of September 30, 2017, SJI had issued $6.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $6.1 million per month and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJRG has also committed to purchase a minimum of 635,000 dts/d and up to 1,029,000 dts/d of natural gas, from various suppliers, for terms ranging from 3 to 10 years at index-based prices.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 40% and 58% of SJI's and SJG's workforce at September 30, 2017, respectively. SJI has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2018. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021.

STANDBY LETTERS OF CREDIT — As of September 30, 2017, SJI provided $10.0 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.2 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system. In May 2017, Marina redeemed its variable-rate demand bonds (see Note 14) and the related letters of credit reimbursement agreements, which totaled $62.3 million, were terminated.

PENDING LITIGATION — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued $19.2 million and $50.5 million, respectively, through September 30, 2017. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of September 30, 2017. The amount associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of September 30, 2017, with charges of $5.5 million and $46.5 million to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI for the three and nine months ended September 30, 2017, respectively. SJI also recorded $4.0 million to Interest Charges on the condensed consolidated statements of income for the nine months ended September 30, 2017. SJI intends to appeal this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received, and has created a reserve to reflect the difference between the invoiced and paid amounts.

SJI was involved in a dispute in the Court of Common Pleas of Philadelphia related to a three-year capacity management contract with a counterparty. The counterparty claimed that it was owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. SJI settled with the counterparty for $9.5 million, which amount was recorded to Cost of Sales - Nonutility on the condensed consolidated statements of income during the second quarter of 2017. SJI made payment in September 2017.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute related to two long-term gas supply contracts, as well as the dispute related to a three-year capacity management contract, both noted above, SJI has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of September 30, 2017 and December 31, 2016, respectively, of which SJG has accrued approximately $0.7 million and $0.6 million as of September 30, 2017 and December 31, 2016, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

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

As of September 30, 2017, SJI had outstanding derivative contracts as follows (1 MMdts = one million decatherms; 1 MMmWh = one million megawatt hours):

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	51.7	9.3
Expected future sales of natural gas (in MMdts)	44.9	0.3
Expected future purchases of electricity (in MMmWh)	2.6	—
Expected future sales of electricity (in MMmWh)	1.9	—

Basis and Index related net purchase (sales) contracts (in MMdts)	73.8	0.8

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These (losses) gains were $(4.6) million and $9.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $6.3 million for the nine months ended September 30, 2017 and 2016, respectively. For SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG. As of September 30, 2017 and December 31, 2016, SJG had $3.1 million and $4.4 million of unrealized gains, respectively, along with a net realized gain of $1.0 million and a net realized loss of $2.8 million, respectively, included in its BGSS related to energy-related commodity contracts.

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

SJG previously used derivative transactions known as “Treasury Locks” to hedge against the impact on its cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in AOCL and is being amortized over the 30-year life of the associated debt issue. As of September 30, 2017 and December 31, 2016, the unamortized balance was approximately $0.8 million and $0.9 million, respectively.

As of September 30, 2017, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$42,068	$26,910	$72,391	$60,082
Derivatives - Energy Related - Non-Current	7,650	4,359	8,502	4,540
Interest rate contracts:
Derivatives - Other - Current	—	798	—	681
Derivatives - Other - Noncurrent	—	10,479	—	9,349
Total derivatives not designated as hedging instruments under GAAP	$49,718	$42,546	$80,893	$74,652

Total Derivatives	$49,718	$42,546	$80,893	$74,652

SJG:
Derivatives not designated as hedging instruments under GAAP	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$7,608	$4,467	$5,434	$1,372
Derivatives – Energy Related – Non-Current	58	69	373	—
Interest rate contracts:
Derivatives – Other Current	—	398	—	386
Derivatives – Other Noncurrent	—	6,881	—	6,979
Total derivatives not designated as hedging instruments under GAAP	$7,666	$11,815	$5,807	$8,737

Total Derivatives	$7,666	$11,815	$5,807	$8,737

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.

As of September 30, 2017 and December 31, 2016, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2017
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$49,718	$—	$49,718	$(18,251)	(A)	$—	$31,467
Derivatives - Energy Related Liabilities	$(31,269)	$—	$(31,269)	$18,251	(B)	$—	$(13,018)
Derivatives - Other	$(11,277)	$—	$(11,277)	$—		$—	$(11,277)
SJG:
Derivatives - Energy Related Assets	$7,666	$—	$7,666	$(475)	(A)	$—	$7,191
Derivatives - Energy Related Liabilities	$(4,536)	$—	$(4,536)	$475	(B)	$—	$(4,061)
Derivatives - Other	$(7,279)	$—	$(7,279)	$—		$—	$(7,279)

As of December 31, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$80,893	$—	$80,893	$(38,809)	(A)	$(3,474)	$38,610
Derivatives - Energy Related Liabilities	$(64,622)	$—	$(64,622)	$38,809	(B)	$—	$(25,813)
Derivatives - Other	$(10,030)	$—	$(10,030)	$—		$—	$(10,030)
SJG:
Derivatives - Energy Related Assets	$5,807	$—	$5,807	$(6)	(A)	$(3,587)	$2,214
Derivatives - Energy Related Liabilities	$(1,372)	$—	$(1,372)	$6	(B)	$—	$(1,366)
Derivatives - Other	$(7,365)	$—	$(7,365)	$—		$—	$(7,365)

(A) The balances at September 30, 2017 and December 31, 2016 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2017 and December 31, 2016 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2017	2016	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(82)	$(2,511)	$(250)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	(36)	(36)

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2017	2016	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
(Losses) Gains on energy-related commodity contracts (a)	$(4,632)	$9,003	$2,200	$6,287
Gains (Losses) on interest rate contracts (b)	52	218	(1,332)	(438)

Total	$(4,580)	$9,221	$868	$5,849

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2017, is $3.8 million.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2017, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $2.4 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2017	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	49,718	5,950	19,296	24,472
	$49,750	$5,982	$19,296	$24,472
SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,666	$525	$223	$6,918
	$7,666	$525	$223	$6,918
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,269	$2,690	$17,873	$10,706
Derivatives – Other (C)	11,277	—	11,277	—
	$42,546	$2,690	$29,150	$10,706
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$4,536	$475	$2,267	$1,794
Derivatives – Other (C)	7,279	—	7,279	—
	$11,815	$475	$9,546	$1,794

As of December 31, 2016	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	80,893	33,994	11,814	35,085
	$80,925	$34,026	$11,814	$35,085
SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,807	$4,767	$—	$1,040
	$5,807	$4,767	$—	$1,040

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$64,622	$16,502	$22,070	$26,050
Derivatives – Other (C)	10,030	—	10,030	—
	$74,652	$16,502	$32,100	$26,050
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$1,372	$6	$1,252	$114
Derivatives – Other (C)	7,365	—	7,365	—
	$8,737	$6	$8,617	$114

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at September 30, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$17,545	$7,587	Discounted Cash Flow	Forward price (per dt)	$1.05 - $8.37 [$2.87]	(A)
Forward Contract - Electric	$6,927	$3,119	Discounted Cash Flow	Fixed electric load profile (on-peak)	36.36% - 100.00% [52.98%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 63.64% [47.02%]	(B)

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$23,301	$18,109	Discounted Cash Flow	Forward price (per dt)	$1.03 - $11.33 [$2.71]	(A)
Forward Contract - Electric	$11,784	$7,941	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.43% - 100.00% [55.14%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 78.57% [44.86%]	(B)

SJG:

Type	Fair Value at September 30, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$6,918	$1,794	Discounted Cash Flow	Forward price (per dt)	$2.37- $6.42 [$4.60]	(A)

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1,040	$114	Discounted Cash Flow	Forward price (per dt)	$3.25 - $6.33 [$5.09]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2017 and 2016, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$17,401	$9,035
Other Changes in Fair Value from Continuing and New Contracts, Net	1,352	8,346
Transfers out of Level 3 (A)	(206)	(954)
Settlements	(4,781)	(2,661)

Balance at end of period	$13,766	$13,766

SJG:
Balance at beginning of period	$6,933	$926
Other Changes in Fair Value from Continuing and New Contracts, Net	(1,603)	5,330
Transfers out of Level 3 (A)	(206)	(206)
Settlements	—	(926)

Balance at end of period	$5,124	$5,124

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$(2,096)	$(632)
Other Changes in Fair Value from Continuing and New Contracts, Net	10,404	8,346
Settlements	(423)	171

Balance at end of period	$7,885	$7,885

SJG:
Balance at beginning of period	$(224)	$183
Other Changes in Fair Value from Continuing and New Contracts, Net	730	506
Settlements	—	(183)

Balance at end of period	$506	$506

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period. During the three and nine months ended September 30, 2017, $0.2 million and $1.0 million of SJI's, and $0.2 million (for both periods) of SJG's, net derivative assets were transferred from Level 3 to Level 2, due to increased observability of market data.

Total gains included in earnings for SJI for the three and nine months ended September 30, 2017 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of September 30, 2017, are $1.4 million and $8.3 million, respectively.  These gains are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2017, SJG issued $200.0 million aggregate principal amount of Medium Term Notes (MTNs), Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTNs bear interest at an annual rate of 3.0%, payable semiannually. Proceeds were used to pay down SJG's $200.0 million multiple-draw term facility which was set to expire in June 2017.
In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement (Credit Agreement), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $196.0 million during the nine months ended September 30, 2017. All loans under the Credit Agreement become due in January 2019.
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

In June 2017, SJI redeemed at maturity $16.0 million of 2.71% Senior Unsecured Notes.
In July 2017, SJG redeemed at maturity $15.0 million of 4.657% MTNs.
In August 2017, SJI entered into a note purchase agreement that provides for the issuance of an aggregate of $100.0 million of MTNs. Pursuant to the agreement, SJI issued $50.0 million aggregate principal amount of MTNs, consisting of (a) $25.0 million aggregate principal amount of 3.22% Senior Notes, Series 2017A-1, due August 2024, and (b) $25.0 million aggregate principal amount of 3.46% Senior Notes, Series 2017B-1, due August 2027. The agreement also provides for the issuance of (a) $25.0 million aggregate principal amount of 3.32% Senior Notes, Series 2017A-2, due January 2025 and (b) $25.0 million aggregate principal amount of 3.56% Senior Notes, Series 2017B-2, due January 2028, that SJI anticipates issuing in January 2018.
SJI and SJG did not issue or retire any other long-term debt during the nine months ended September 30, 2017.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's accumulated other comprehensive loss (AOCL) for the three and nine months ended September 30, 2017 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at July 1, 2017 (a)	$(25,342)	$(410)	$(10)	$(97)	$(25,859)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	7	—	—	7
Net current period other comprehensive income	—	7	—	—	7
Balance at September 30, 2017 (a)	$(25,342)	$(403)	$(10)	$(97)	$(25,852)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2017 (a)	$(25,342)	$(1,932)	$(10)	$(97)	$(27,381)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	1,529	—	—	1,529
Net current period other comprehensive income	—	1,529	—	—	1,529
Balance at September 30, 2017 (a)	$(25,342)	$(403)	$(10)	$(97)	$(25,852)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three and nine months ended September 30, 2017 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$12	$2,511	Interest Charges
Income Taxes	(5)	(982)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$7	$1,529

(a) Determined using a combined average statutory tax rate of 40%.

The following table summarizes the changes in SJG's AOCL for the three and nine months ended September 30, 2017 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at July 1, 2017 (a)	$(14,417)	$(503)	$(14,920)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	7	7
Net current period other comprehensive income	—	7	7
Balance at September 30, 2017 (a)	$(14,417)	$(496)	$(14,913)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2017 (a)	$(14,417)	$(517)	$(14,934)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	21	21
Net current period other comprehensive income (loss)	—	21	21
Balance at September 30, 2017 (a)	$(14,417)	$(496)	$(14,913)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three and nine months ended September 30, 2017 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Statements of Income
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	$36	Interest Charges
Income Taxes	(5)	(15)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$7	$21

(a) Determined using a combined average statutory tax rate of 40%.

16.	SUBSEQUENT EVENT:

In October 2017, SJI announced that it has entered into agreements to acquire the assets of Elizabethtown Gas and Elkton Gas from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas. SJI is acquiring both companies for total consideration of $1.7 billion. The transaction is expected to close in mid-2018, and is subject to approvals by the BPU and the Maryland Public Service Commission, with limited approvals by the Federal Energy Regulatory Commission and the Federal Communications Commission, as well as certain anti-trust filings and approvals.

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

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of the companies respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective companies' financial statements and the combined Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s Annual Report on Form 10-K for the year ended December 31, 2016 and SJG’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Six types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, revenue recognition, and impairment of long-lived assets. A discussion of these estimates and assumptions may be found in SJI's Annual Report on Form 10-K for the year ended December 31, 2016 and SJG's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Impairment of Long-Lived Assets — Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Operating Expenses on the condensed consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.  SJI determines the fair values by using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, and include key inputs such as forecasted revenues, operating expenses and discount rates. See Note 1 to the condensed consolidated financial statements.

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

•
Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP), which serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP will receive commissions paid on service contracts from the third party on a go forward basis. This transaction did not have a material impact on the condensed consolidated financial statements.

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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended September 30, 2017 decreased $47.2 million to a net loss of $37.6 million compared with the same period in 2016, primarily as a result of the following:

•
The net income contribution from on-site energy production at Marina for the three months ended September 30, 2017 decreased $34.0 million to a net loss of $25.4 million, primarily due to the following:

◦
$27.0 million decrease due to an impairment charge recorded on solar generating facilities located in the state of Maryland, which was primarily driven by declining market conditions, specifically market prices of Maryland solar renewable energy credits (SRECs) (see Note 1 to the condensed consolidated financial statements).

◦	$3.2 million decrease due to a settlement recorded at Marina during the third quarter of 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements).

◦
$1.8 million of investment tax credits on renewable energy facilities recorded in the third quarter of 2016, compared with none recorded in the third quarter of 2017, which is consistent with SJI's previously announced strategy of substantially reducing solar development.

◦	Also contributing to the decrease was an overall increase in other operating expenses.

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2017 decreased $11.9 million to a net loss of $6.9 million primarily due to the following:

◦
$9.9 million decrease due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

◦	$3.8 million decrease due to legal fees, reserves and interest recorded on two legal disputes (see Note 11 to the condensed consolidated financial statements).

◦
$1.8 million increase, primarily due to higher margins on daily energy trading activities, as discussed under "Gross Margin - Energy Group" below, along with an overall decrease in operating expenses (excluding the legal fees discussed above).

•
The net income contribution from gas utility operations at SJG for the three months ended September 30, 2017 decreased $2.5 million to a net loss of $5.8 million, primarily due to an overall increase in depreciation, interest and operations expenses, partially offset by customer growth.

•
The net income contribution from Midstream for the three months ended September 30, 2017 increased $1.3 million to $1.3 million, primarily due to capitalization of Allowance for Funds Used During Construction (AFUDC) at PennEast, of which Midstream has a 20% equity interest.

SJI's net income for the nine months ended September 30, 2017 decreased $80.4 million to a net loss of $7.5 million compared with the same period in 2016, primarily as a result of the following:

•
The net income contribution from on-site energy production at Marina for the nine months ended September 30, 2017 decreased $41.1 million to a net loss of $28.8 million, primarily due to the following:

◦
$27.0 million decrease due to an impairment charge recorded on solar generating facilities located in the state of Maryland, which was primarily driven by declining market conditions, specifically market prices of Maryland SRECs (see Note 1 to the condensed consolidated financial statements).

◦
$4.6 million of investment tax credits on renewable energy facilities recorded in the first nine months of 2016, compared with none recorded in the first nine months of 2017, which is consistent with SJI's previously announced strategy of substantially reducing solar development.

◦	$4.5 million decrease related to two settlements recorded at Marina in 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements).

◦	$1.6 million decrease related to the change in unrealized gains and losses on interest rate derivative contracts

◦	Also contributing to the decrease was an overall increase in other operating expenses.

•
The net income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2017 decreased $36.2 million to a net loss of $26.6 million, primarily due to the following:

◦
$30.5 million decrease resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier, including interest (see Note 11 to the condensed consolidated financial statements)

◦
$5.8 million decrease resulting from an accrual of a settlement of a legal dispute related to a three-year capacity management contract with a counterparty (see Note 11 to the condensed consolidated financial statements)

◦	$1.5 million decrease due to legal fees recorded on the two legal disputes noted above

◦
$1.4 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

◦
$0.2 million increase due to higher margins earned in the third quarter on daily energy trading activities, along with additional margins earned during 2017 on gas supply contracts with three electric generation facilities, and an overall decrease in operating expenses (excluding the legal fees discussed above). These were partially offset by lower capacity and warmer weather conditions in the first half of 2017, as discussed under "Gross Margin - Energy Group" below.

•
The net income contribution from the retail gas and electric operations at SJE for the nine months ended September 30, 2017 decreased $5.0 million to a net loss of $0.5 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below, along with the expiration of a large electric sales contract with a group of school boards.

•
The net income contribution from gas utility operations at SJG for the nine months ended September 30, 2017 decreased $3.1 million to $43.0 million, primarily due to an increase in depreciation, interest and operations expenses, partially offset by increased margin resulting from the accelerated infrastructure programs and customer growth.

•
The net income contribution from Midstream for the nine months ended September 30, 2017 increased $3.8 million to $3.7 million, primarily due to capitalization of AFUDC at PennEast, of which Midstream has a 20% equity interest.

•	SJI recognized an additional gain of $1.7 million during the nine months ended September 30, 2017 related to the sale of real estate.

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

The types of transactions that typically cause the most significant volatility in operating results are as follows:

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (b) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period; (d) as adjusted by the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred; and (e) as adjusted by the impact of a settlement of an outstanding legal claim stemming from a dispute related to a three-year capacity management contract with a counterparty, including legal fees incurred. With respect to part (c) of the definition of Economic Earnings:

•
For the nine months ended September 30, 2017, Economic Earnings excludes an approximately $2.4 million pre-tax loss related to a new interest rate derivative and amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in Accumulated Other Comprehensive Loss (AOCL). SJI reclassified this amount from AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. See Note 12 to the condensed consolidated financial statements.

•
For the three and nine months ended September 30, 2017, Economic Earnings excludes approximately $43.9 million and $44.2 million, respectively, of pre-tax charges related to impairment charges taken in the first and third quarters of 2017 on solar generating facilities, for which the economic impact will not be realized until a future period (see Note 1 to the condensed consolidated financial statements). An impairment charge was also recorded in 2012 within Income from Continuing Operations on a separate solar generating facility which reduced its depreciable basis and recurring depreciation expense, and this was also excluded from Economic Earnings. The related reduction in depreciation expense is being added back for all facilities during the three and nine months ended September 30, 2017.

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

Economic Earnings for the three months ended September 30, 2017 decreased $7.9 million to a loss of $4.0 million compared with the same period in 2016, primarily as a result of the following:

•
The income contribution from on-site energy production at Marina for the three months ended September 30, 2017 decreased $6.9 million to $1.6 million. This was primarily due to a $3.2 million settlement recorded at Marina during the third quarter of 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements), along with recording no investment tax credits on renewable energy facilities in the third quarter of 2017, compared with $1.8 million in the third quarter of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing was an overall increase in other operating expenses.

•
The income contribution from gas utility operations at SJG for the three months ended September 30, 2017 decreased $2.5 million to a loss of $5.8 million, primarily due to an overall increase in depreciation, interest and operations expenses, partially offset by customer growth.

•
The income contribution from the retail gas and electric operations at SJE for the three months ended September 30, 2017 decreased $1.2 million to a loss of $0.8 million primarily do to the expiration of a large electric sales contract with a group of school boards.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2017 increased $1.8 million to a loss of $0.1 million, primarily due to higher margins on daily energy trading activities, as discussed under "Gross Margin - Energy Group" below, along with an overall decrease in operating expenses.

•
The income contribution from Midstream for the three months ended September 30, 2017 increased $1.3 million to $1.3 million, primarily due to capitalization of AFUDC at PennEast, of which Midstream has a 20% equity interest.

Economic Earnings for the nine months ended September 30, 2017 decreased $11.6 million to $58.1 million compared with the same period in 2016, primarily as a result of the following:

•
The income contribution from on-site energy production at Marina for the nine months ended September 30, 2017 decreased $12.5 million to $0.1 million. This was primarily due to the impact of recording no investment tax credits on renewable energy facilities in the first nine months of 2017, compared with $4.6 million in the first nine months of 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing was $4.5 million related to two settlements recorded at Marina during 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements), as well as an overall increase in operating expenses.

•
The income contribution from gas utility operations at SJG for the nine months ended September 30, 2017 decreased $3.1 million to $43.0 million, primarily due to an increase in depreciation, interest and operations expenses, partially offset by increased margin resulting from the accelerated infrastructure programs and customer growth.

•
The income contribution from the retail gas and electric operations at SJE for the nine months ended September 30, 2017 decreased $1.1 million to $0.3 million primarily do to the expiration of a large electric sales contract with a group of school boards.

•
The income contribution from Midstream for the nine months ended September 30, 2017 increased $3.8 million to $3.7 million, primarily due to capitalization of AFUDC at PennEast, of which Midstream has a 20% equity interest.

•	SJI recognized an additional gain of $1.7 million during the nine months ended September 30, 2017 related to the sale of real estate.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) Income from Continuing Operations	$(37,548)	$9,664	$(7,413)	$73,053
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	4,649	(9,459)	(924)	(5,548)
Realized (Gains) Losses on Inventory Injection Hedges	—	(39)	332	(12)
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	—	—	2,392	—
Realized Loss on Property, Plant and Equipment (B)	43,966	—	44,222	—
Charge from a Legal Proceeding in a Pricing Dispute (C)	6,292	—	52,113	—
Settlement of a Contract Dispute (D)	—	—	9,786	—
Other (E)	(47)	(41)	(135)	(124)
Income Taxes (F)	(21,284)	3,816	(42,312)	2,273
Economic Earnings	$(3,972)	$3,941	$58,061	$69,642

Earnings per Share from Continuing Operations	$(0.47)	$0.12	$(0.09)	$0.97
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	0.06	(0.12)	(0.01)	(0.08)
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	—	—	0.03	—
Realized Loss on Property, Plant and Equipment (B)	0.55	—	0.55	—
Charge from a Legal Proceeding in a Pricing Dispute (C)	0.08	—	0.66	—
Settlement of a Contract Dispute (D)	—	—	0.12	—
Income Taxes (F)	(0.27)	0.05	(0.53)	0.03
Economic Earnings per Share	$(0.05)	$0.05	$0.73	$0.92

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (gains (losses) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Losses) Gains on Energy Related Commodity Contracts	$(4,632)	$9,003	$2,200	$6,287
Gains (Losses) on Interest Rate Contracts	52	218	(1,332)	(438)
Total before income taxes	(4,580)	9,221	868	5,849
Unrealized mark-to-market (losses) gains on derivatives held by affiliated companies, before taxes	(69)	238	56	(301)
Total unrealized mark-to-market (losses) gains on derivatives	(4,649)	9,459	924	5,548
Realized Gains (Losses) on Inventory Injection Hedges	—	39	(332)	12
Unrealized Loss on Dedesignated Interest Rate Contracts (A)	—	—	(2,392)	—
Realized Loss on Property, Plant and Equipment (B)	(43,966)	—	(44,222)	—
Charge from a Legal Proceeding in a Pricing Dispute (C)	(6,292)	—	(52,113)	—
Settlement of a Contract Dispute (D)	—	—	(9,786)	—
Other (E)	47	41	135	124
Income taxes (F)	21,284	(3,816)	42,312	(2,273)
Total reconciling items between (losses) income from continuing operations and economic earnings	$(33,576)	$5,723	$(65,474)	$3,411

(A) Represents amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified this amount from AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. See Note 12 to the condensed consolidated financial statements.

(B) Represents impairment charges taken on solar generating facilities, which was primarily driven by declining market conditions, specifically market prices of Maryland SRECs, and for which the economic impact will not be realized until a future period. See Note 1 to the condensed consolidated financial statements.

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

(D) Represents a settlement, including legal fees, with a counterparty over a dispute related to a three-year capacity management contract (see Note 11 to the condensed consolidated financial statements). Since the charge relates to transactions that primarily occurred in prior periods, this amount is excluded from Economic Earnings.

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

(F) Determined using a combined average statutory tax rate of approximately 40%.

Gas Utility Operations:

The following tables summarize the composition of gas utility operations operating revenues and margin for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Utility Operating Revenues:
Firm Sales -
Residential	$22,797	$28,010	$172,887	$180,508
Commercial	6,805	7,740	43,445	38,465
Industrial	499	309	2,988	2,118
Cogeneration & Electric Generation	1,771	1,923	3,233	4,104
Firm Transportation -
Residential	1,238	1,483	9,271	10,114
Commercial	4,293	4,081	22,457	22,666
Industrial	5,193	4,814	14,655	15,032
Cogeneration & Electric Generation	1,076	992	3,310	3,364

Total Firm Revenues	43,672	49,352	272,246	276,371

Interruptible Sales	—	—	22	18
Interruptible Transportation	195	165	627	652
Off-System Sales	20,795	9,999	67,994	31,077
Capacity Release	1,776	2,230	5,056	9,611
Other	317	279	875	824
	66,755	62,025	346,820	318,553
Less: Intercompany Sales	(1,282)	(1,042)	(3,640)	(5,628)
Total Utility Operating Revenues	65,473	60,983	343,180	312,925
Less:
Cost of Sales - Utility	29,499	26,395	135,567	115,695
Less: Intercompany Cost of Sales	(1,282)	(1,042)	(3,640)	(5,628)
Total Cost of Sales - Utility (Excluding depreciation)	28,217	25,353	131,927	110,067
Conservation Recoveries*	1,133	731	4,927	7,864
RAC Recoveries*	2,501	2,298	7,502	6,893
EET Recoveries*	297	578	983	2,086
Revenue Taxes	156	159	790	697
Utility Margin**	$33,169	$31,864	$197,051	$185,318

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Margin:
Residential	$16,662	$16,913	$114,162	$114,674
Commercial and Industrial	10,620	10,706	50,277	50,730
Cogeneration and Electric Generation	1,261	1,256	3,482	3,725
Interruptible	11	11	48	53
Off-System Sales & Capacity Release	775	796	3,407	3,227
Other Revenues	724	790	1,573	1,808
Margin Before Weather Normalization & Decoupling	30,053	30,472	172,949	174,217
CIP Mechanism	2,165	503	21,306	8,435
EET Mechanism	951	889	2,796	2,666
Utility Margin**	$33,169	$31,864	$197,051	$185,318

Degree Days:	48	14	2,631	2,810

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - Gas Utility Operations - Revenues increased $4.7 million, or 7.6%, for the three months ended September 30, 2017 compared with the same period in 2016. Excluding intercompany transactions, revenues increased $4.5 million, or 7.4%, for the three months ended September 30, 2017 compared with the same period in 2016.

Revenues increased $28.3 million, or 8.9%, for the nine months ended September 30, 2017 compared with the same period in 2016. Excluding intercompany transactions, revenues increased $30.3 million, or 9.7%, for the nine months ended September 30, 2017 compared with the same period in 2016.

The increases in Off-System Sales (OSS) volume discussed under "Throughput - Gas Utility Operations" in the SJG Management's Discussion section during the three and nine months ended September 30, 2017 compared with the same periods in 2016, resulted in increases of $10.8 million and $36.9 million in OSS revenues for the three and nine months ended September 30, 2017, respectively, compared with the same period in 2016. Capacity release revenue decreased $4.6 million for the nine months ended September 30, 2017 as a result of specific releases to Transco Zone 5 at a relatively high value during the first quarter of 2016, which did not occur during the first quarter of 2017. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Total firm revenue decreased $5.7 million and $4.1 million during the three and nine months ended September 30,2017, respectively compared with the same periods in 2016. due to slightly lower sales and transportation throughput during 2017 as a result of warmer weather, as discussed under "Throughput - Gas Utility Operations" in the SJG Management's Discussion section. The impact of the reduction in firm throughput lowered SJG's recovery of natural gas costs through its Basic Gas Supply Service (BGSS) mechanism. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s net income.

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

Total Utility Margin increased $1.3 million, or 4.1%, and $11.7million, or 6.3%, for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The Storm Hardening and Reliability Program (SHARP) and the Accelerated Infrastructure Replacement Programs (AIRP) contributed approximately $ 4.7 million of additional Utility Margin for the nine months ended September 30, 2017, compared to 2016. In addition, SJG added 5,456 customers over the 12-month period ended September 30, 2017, contributing approximately $0.4 million and $2.9 million in additional margin for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016.

The Conservation Incentive Program (CIP) tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism protected Utility Margin by $2.2 million, or $1.3 million after taxes, for the three months ended September 30, 2017, primarily due to lower customer usage. For the three months ended September 30, 2016, the CIP mechanism protected Utility Margin by $0.5 million, or $0.3 million after taxes, due to lower customer usage. The CIP mechanism protected $21.3 million, or $12.7 million after taxes, of Utility Margin for the nine months ended September 30, 2017 that would have been lost due to weather that was warmer than average and lower customer usage. The CIP mechanism protected $5.0 million, after taxes, of Utility Margin for the nine months ended September 30, 2016 that would have been lost due to weather that was warmer than average and lower customer usage.

Nonutility:

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $3.4 million, or 2.7%, to $132.0 million, and $159.1 million, or 49.2%, to $482.2 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $6.2 million, or 54.0%, to $17.7 million for the three months ended September 30, 2017 compared with the same period in 2016, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings, as defined above, and represented a total increase of $2.1 million compared to the prior year period. Also contributing to the increase was a 7.0% increase in the average monthly New York Mercantile Exchange (NYMEX) settle price.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $12.5 million, or 19.9%, to $75.1 million for the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to a 39.0% increase in the average monthly NYMEX settle price. This was partially offset with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $5.8 million compared to the prior year period.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $5.6 million, or 11.4%, to $43.7 million for the three months ended September 30, 2017 compared with the same period in 2016, primarily due to lower sales volumes resulting from the expiration of a large contract with a group of school boards, along with a 9.7% decrease in the average monthly sales price, which was driven by a lower average Locational Marginal Price (LMP) per megawatt hour. This was partially offset by the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $0.4 million compared to the prior year period.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $3.5 million, or 2.7%, to $132.9 million for the nine months ended September 30, 2017 compared with the same period in 2016 primarily due to an increase in sales volumes, which was driven by additional electric contracts entered into during the second half of 2016, partially offset with the expiration of a large contract with a group of school boards. Also partially offsetting this increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.5 million compared to the prior year period.

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

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $2.8 million to $70.7 million for the three months ended September 30, 2017 compared with the same period in 2016. This increase was primarily due to revenues earned on gas supply contracts with three electric generation facilities, which represented a total increase of $27.0 million. Partially offsetting this increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $16.1 million for the three months ended September 30, 2017 compared with the same period in 2016, along with a decrease in sales volumes sold in SJRG's wholesale marketing business of 86% for the three months ended September 30, 2017 compared with the same period in 2016, due to warmer weather conditions.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $142.8 million to $274.4 million for the nine months ended September 30, 2017 compared with the same period in 2016. This increase was primarily due to revenues earned on gas supply contracts with three electric generation facilities, which represented a total increase of $148.1 million. Also contributing to the increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $2.2 million for the nine months ended September 30, 2017 compared with the same period in 2016. Partially offsetting these increases was a decrease in sales volumes sold in SJRG's wholesale marketing business of 35% for the nine months ended September 30, 2017 compared with the same period in 2016, along with lower capacity, all due to warmer weather conditions.

As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, increased $0.2 million, or 0.6%, to $29.7 million and$1.5 million, or 2.2%, to $72.0 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $0.4 million, or 1.6%, to $28.1 million for the three months ended September 30, 2017 compared with the same period in 2016, which does not represent a significant change. Revenues from on-site energy production at Marina, net of intercompany transactions, increased $2.1 million, or 3.2%, to $66.8 million for the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to an increase in solar renewable energy credits (SRECs) transferred as a result of more solar projects being online compared to the same period in 2016. Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $0.1 million, or 0.5%, to $18.5 million, and$1.5 million, or 3.9%, to $40.1 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016.

SRECs represent the renewable energy attribute of the solar electricity generated that can be sold to customers. Marina does not recognize revenue, or the related margin, until the SREC is certified and transferred to the customer’s electronic account. Customers may purchase SRECs to comply with solar requirements under various state renewable energy regulations. Approximately 73% of Marina’s 2017 solar production is in New Jersey, 9% is in Massachusetts, 15% is in Maryland, and 3% is in Vermont.

Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts. The hedged percentage of projected SREC production related to in-service assets in New Jersey is 93% and 48% for energy years ending May 31, 2018 and 2019, respectively, and in Massachusetts is 79% and 54% for energy years ending December 31, 2017 and 2018, respectively. SREC production related to in-service assets in Maryland and Vermont is currently unhedged.

Installed capacity was 201 MW and 194 MW at September 30, 2017 and 2016, respectively.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $0.3 million and $0.6 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016 primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the condensed consolidated financial statements).

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

Gross margin for our nonutility business totaled $21.1 million and $50.5 million for the three and nine months ended September 30, 2017 and 2016, respectively.  Gross margin is broken out between Energy Group and Energy Services, which are defined as categories of segments in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group - Combined gross margins for Energy Group decreased $19.1 million to a loss of $5.8 million and $62.5 million to a loss of $21.4 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. These changes were primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations increased $2.2 million to $1.7 million and decreased $5.8 million to $3.2 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. This was primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $2.1 million and a total decrease of $5.8 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016.

•
Gross margin from SJE’s retail electric operations decreased $1.4 million to $0.7 million and $1.6 million to $5.0 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The three month comparative period decrease was primarily due to lower sales volumes resulting from the expiration of a large contract with a group of school boards, partially offset by the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $0.4 million. The nine month comparative period decrease was primarily due to lower sales volumes resulting from the expiration of a large contract with a group of school boards, along with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.5 million. These were partially offset with margins earned on additional electric contracts entered into during the second half of 2016.

•
Gross margin from the wholesale energy operations at SJRG decreased $20.1 million to a loss of $8.2 million for the three months ended September 30, 2017 compared with the same period in 2016, primarily due to the following:

◦	$16.1 million decrease resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings.

◦
$5.5 million decrease resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements), which is excluded for Economic Earnings.

◦	$1.5 million increase resulting from higher margins on daily energy trading activities.

•
Gross margin from the wholesale energy operations at SJRG decreased $55.3 million to a loss of $29.8 million for the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to the following:

◦
$46.5 million decrease resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements), which is excluded for Economic Earnings.

◦	$9.5 million decrease resulting from a settlement of a legal dispute related to a three-year capacity management contract, which is excluded for Economic Earnings.

◦
$1.5 million decrease resulting from lower capacity and warmer weather conditions in the first half of 2017. This was partially offset by higher margins earned in the third quarter on daily energy trading activities, along with additional margins earned during 2017 on gas supply contracts with three electric generation facilities as discussed in "Operating Revenues - Energy Group" above.

◦
Partially offsetting these decreases was an increase resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $2.2 million.

The Company expects that wholesale energy operations at SJRG will continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of September 30, 2017, the wholesale energy operations had 7.3 Bcf of storage and 421,659 dts/day of transportation under contract.

Gross Margin - Energy Services - Combined gross margins for Energy Services decreased $0.2 million to $26.9 million and increased $3.6 million to $71.9 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $0.3 million to $26.5 million and $4.5 million to $69.7 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The three month comparative period increase does not represent a significant change. The nine month comparative period increase is primarily due to several new renewable energy projects that began operations over the past twelve months, along with an increase in SRECs transferred as a result of more solar projects being online compared to the same period in 2016.

•
Gross margin from appliance service operations at SJESP decreased $0.5 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016 primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the condensed consolidated financial statements).

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2017 vs. 2016	Nine Months Ended September 30, 2017 vs. 2016
Gas Utility Operations	$1,818	$1,012
Nonutility:
Energy Group:
Wholesale Energy Operations	(639)	1,166
Retail Gas and Other Operations	358	1,144
Retail Electric Operations	122	204
Subtotal Energy Group	(159)	2,514
Energy Services:
On-Site Energy Production	46,333	49,075
Appliance Service Operations	126	105
Subtotal Energy Services	46,459	49,180
Total Nonutility	46,300	51,694
Intercompany Eliminations and Other	(393)	(1,928)
Total Operations Expense	$47,725	$50,778

Operations - Gas utility operations expense increased $1.8 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to higher expenses in various areas, including those associated with corporate support, governance and compliance costs, along with increases in the reserve for uncollectibles as a result of fluctuations in levels of customer accounts receivable balances. The nine month comparative period increase is partially offset by the operation of SJG’s New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the nine months ended September 30, 2017, compared with the same period in the prior year. This was due to a reduction in the approved level of recovery of such costs.

Nonutility operations expense increased $46.3 million and $51.7 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to a $43.9 million impairment charge recorded in the third quarter of 2017 on solar generating facilities located in the state of Maryland, which was primarily driven by declining market conditions, specifically market prices of Maryland SRECs (see Note 1 to the condensed consolidated financial statements). Also contributing to the increase is additional personnel, governance and compliance costs incurred to support continued growth.

Maintenance - Maintenance expense increased $0.5 million and $1.5 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to increased maintenance of services activity and higher levels of Remediation Adjustment Clause (RAC) amortization. This increase in RAC-related expenses in each of the first three quarters of 2017 does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation - Depreciation increased $1.8 million and $7.7 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, was not significant.

Other Income and Expense - The change in other income for the three months ended September 30, 2017 compared with the same period in 2016 was not significant. Other income increased $1.4 million for the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to a gain recorded on a sale of real estate during the first quarter of 2017, partially offset by a settlement at Marina during the second quarter of 2016 as discussed in Note 5 to the condensed consolidated financial statements.

Interest Charges – Interest charges increased $3.2 million and $13.5 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to higher amounts of long-term debt outstanding at SJI and SJG. Also contributing to the nine month comparative period increase was $4.0 million of interest charges incurred during the nine months ended September 30, 2017 from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements), along with an amendment of an existing interest rate derivative contract previously linked to unrealized losses recorded in AOCL, which was reclassified to interest expense as a result of the prior hedged transactions being deemed probable of not occurring (see Note 12 to the condensed consolidated financial statements).

Income Taxes – Income taxes changed from a $2.8 million and $34.9 million expense for the three and nine months ended September 30, 2016, respectively, to a $24.8 million and $8.4 million benefit for the three and nine months ended September 30, 2017, respectively. This was primarily due to a loss before income taxes during the three and nine months ended September 30, 2017 compared to net income in the prior periods, which was mainly the result of an impairment charge as discussed under "Operations" above. Also contributing to the nine month comparative period change was an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements). These were partially offset with the impact of recording no investment tax credits on renewable energy facilities in 2017, compared with $1.8 million and $4.6 million for the three and nine months ended September 30, 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased $3.8 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to a settlement recorded at Marina during the third quarter of 2016 that did not recur in 2017 (see Note 5 to the condensed consolidated financial statements), partially offset with capitalization of AFUDC at PennEast, of which Midstream has a 20% equity interest.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $127.1 million and $196.4 million in the first nine months of 2017 and 2016, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first nine months of 2017 produced less net cash than the same period in 2016, primarily due to under-recoveries in the BGSS clause at SJG. During the second quarter of 2017, SJG provided a customer BGSS bill credit based on a forecasted over-recovered clause balance at the end of the BGSS year. However, it contributed to an under-recovery in the BGSS clause. In addition, SJG experienced higher spending for environmental remediation. Finally, during the first quarter of 2017, SJI made a $10.0 million payment to fund its pension plans. SJI did not make a pension payment in 2016. SJI strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, SJI increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first nine months of 2017 and 2016 amounted to $229.4 million and $184.0 million, respectively (certain reclassifications have been made to the prior period condensed consolidated statements of cash flows to conform to the current period presentation, causing the amount for the first nine months of 2016 to be adjusted; see Note 1 to the condensed consolidated financial statements). We estimate the net cash outflows for investing activities for fiscal years 2017, 2018 and 2019 at SJI to be approximately $319.7 million, $331.6 million and $380.0 million, respectively. The high level of investing activities for 2017, 2018 and 2019 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are potential SJI Midstream investments, net of potential returns, in 2017 through 2019. SJI expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

During the first nine months of 2017 and 2016, SJI made net investments in unconsolidated affiliates of $22.4 million and $2.2 million, respectively.

During the first nine months of 2017, SJI received approximately $3.1 million related to the sale of real estate. SJI recognized an after-tax gain on this sale of approximately $1.7 million.

During the first nine months of 2017, SJI received $3.0 million of proceeds from a third party to pay down a portion of its outstanding note balance.

During the first nine months of 2017, SJI made an incremental $7.5 million payment above the prior year to fund company-owned life insurance.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of September 30, 2017 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Syndicated Revolving Credit Facility	$400,000	$240,100	(A)	$159,900	August 2022	(C)
Revolving Credit Facility	50,000	50,000		—	September 2019	(D)

Total SJI	450,000	290,100		159,900

SJG:

Commercial Paper Program/Revolving Credit Facility	200,000	800	(B)	199,200	August 2022	(E)
Uncommitted Bank Line	10,000	—		10,000	August 2018

Total SJG	210,000	800		209,200

Total	$660,000	$290,900		$369,100

(A) Includes letters of credit outstanding in the amount of $10.0 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

(C) In August 2017, SJI entered into a five year, unsecured $400.0 million revolving credit agreement which is syndicated among several banks. In connection with this agreement, SJI terminated its previous $400.0 million revolving credit agreement.

(D) In September 2017, SJI amended an unsecured revolving credit facility for two years. The facility now terminates in September, 2019.

(E) In August 2017, SJG entered into a five year, unsecured $200.0 million revolving credit agreement which is syndicated among several banks. In connection with this agreement, SJG terminated its previous $200.0 million revolving credit agreement.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of September 30, 2017. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 2.26% and 1.28% at September 30, 2017 and 2016, respectively.   SJG did not have any outstanding borrowings at September 30, 2017. SJG's weighted average interest rate on these borrowings, which changes daily, was 0.76% at September 30, 2016.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the nine months ended September 30, 2017 and 2016 were $260.9 million and $336.5 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2017 and 2016 were $373.8 million and $467.7 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the nine months ended September 30, 2017 and 2016 were $17.0 million and $64.5 million, respectively. The maximum amount outstanding under its credit facilities during the nine months ended September 30, 2017 and 2016 were $110.1 million and $141.7 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTNs), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

In January 2017, SJG issued $200.0 million aggregate principal amount of MTNs, Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTNs bear interest at an annual rate of 3.0%, payable semiannually. Proceeds were used to pay down the $200.0 million multiple-draw term facility which was set to expire in June 2017.
In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement (Credit Agreement), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $196.0 million during the nine months ended September 30, 2017. All loans under the Credit Agreement become due in January 2019.
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

In June 2017, SJI redeemed at maturity $16.0 million of 2.71% Senior Unsecured Notes.
In July 2017, SJG redeemed at maturity $15.0 million of 4.657% MTNs.
In August 2017, SJI entered into a note purchase agreement that provides for the issuance of an aggregate of $100.0 million of MTNs. Pursuant to the agreement, SJI issued $50.0 million aggregate principal amount of MTNs, consisting of (a) $25.0 million aggregate principal amount of 3.22% Senior Notes, Series 2017A-1, due August 2024, and (b) $25.0 million aggregate principal amount of 3.46% Senior Notes, Series 2017B-1, due August 2027. The agreement also provides for the issuance of (a) $25.0 million aggregate principal amount of 3.32% Senior Notes, Series 2017A-2, due January 2025 and (b) $25.0 million aggregate principal amount of 3.56% Senior Notes, Series 2017B-2, due January 2028, that SJI anticipates issuing in January 2018.
In May 2016, SJI issued and sold 8,050,000 shares of its common stock, par value $1.25 per share pursuant to a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.
Prior to May 1, 2016, SJI raised equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million of equity capital through the DRP during the nine months ended September 30, 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants. SJI does not intend to issue any new equity capital via the DRP in 2017.

SJI’s capital structure was as follows:

	As of September 30, 2017	As of December 31, 2016
Equity	45.4%	49.1%
Long-Term Debt	44.2%	39.6%
Short-Term Debt	10.4%	11.3%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2017 and 2016 amounted to net cash outflows of $30.8 million and $23.3 million, respectively. Total net cash outflows for remediation projects are expected to be $39.7 million, $50.3 million and $47.3 million for 2017, 2018 and 2019, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s 10-K for the year ended December 31, 2016, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - As of September 30, 2017, SJI provided $10.0 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.2 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system. In May 2017, Marina redeemed its variable-rate demand bonds and the related letters of credit reimbursement agreements, which totaled $62.3 million, were terminated (see Note 14 to the condensed consolidated financial statements).

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2016, except for (a) long-term debt (excluding unamortized debt issuance costs), which increased approximately $153.6 million due to SJG borrowing $196.0 million under a $200.0 million term loan credit facility as well as SJI borrowing $50.0 million of MTN's, partially offset by payments on notes of $61.4 million at Marina, $16.0 million at SJI and $15.0 million at SJG (see Note 14 to the condensed consolidated financial statements); (b) a $148.8 million increase in pipeline capacity obligations at SJG associated with the demand charges resulting from a new long-term capacity agreement with Tennessee Gas Pipeline; and (c) a $36.6 million increase in interest on long-term debt associated with the issuance of the debt discussed above.

In October 2017, SJI announced that it has entered into agreements to acquire the assets of Elizabethtown Gas and Elkton Gas from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas. SJI is acquiring both companies for total consideration of $1.7 billion. The transaction is expected to close in mid-2018 (see Note 16 to the condensed consolidated financial statements).

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which SJI has either made guarantees, or has certain other interests or obligations.

As of September 30, 2017, SJI had issued $6.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

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

As of September 30, 2017, SJI had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy services projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Pending Litigation — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued $19.2 million and $50.5 million, respectively, through September 30, 2017. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of September 30, 2017. The amount associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of September 30, 2017, with charges of $5.5 million and $46.5 million to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI for the three and nine months ended September 30, 2017, respectively. SJI also recorded $4.0 million to Interest Charges on the condensed consolidated statements of income for the nine months ended September 30, 2017. SJI intends to appeal this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received, and has created a reserve to reflect the difference between the invoiced and paid amounts.

SJI was involved in a dispute in the Court of Common Pleas of Philadelphia related to a three-year capacity management contract with a counterparty. The counterparty claimed that it was owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. SJI settled with the counterparty for $9.5 million, which amount was recorded to Cost of Sales - Nonutility on the condensed consolidated statements of income during the second quarter of 2017. SJI made payment in September 2017.
Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute related to two long-term gas supply contracts, as well as the dispute related to a three-year capacity management contract, both noted above, SJI has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of September 30, 2017 and December 31, 2016, respectively, of which SJG has accrued approximately $0.7 million and $0.6 million as of September 30, 2017 and December 31, 2016, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

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

The following table summarizes the composition of selected gas utility throughput for the three and nine month periods ended September 30, (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	1,189	1,320	14,475	15,490
Commercial	461	470	3,679	3,557
Industrial	49	17	303	225
Cogeneration & Electric Generation	416	533	636	1,230
Firm Transportation -
Residential	81	118	1,102	1,394
Commercial	696	795	4,273	5,056
Industrial	2,454	2,742	8,087	8,726
Cogeneration & Electric Generation	2,093	2,892	4,798	5,732

Total Firm Throughput	7,439	8,887	37,353	41,410

Interruptible Sales	—	—	3	2
Interruptible Transportation	209	237	879	837
Off-System Sales	6,626	3,428	18,604	11,200
Capacity Release	16,141	19,278	50,810	53,176

Total Throughput - Utility	30,415	31,830	107,649	106,625

Throughput – Gas Utility Operations - Total gas throughput decreased1.4 MMdts and increased 1.0 MMdts for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. Combined throughput in Off-System Sales (OSS) and capacity release were relatively flat for the three months and increased 5.0 MMdts for the nine months ended September 30, 2017 compared to the prior year periods. Weather that was 15.4% warmer-than-normal during the nine months ended September 30, 2017, created less demand in SJG’s service territory and more supply available for OSS and capacity release activity. SJG also had capacity previously released under its Conservation Incentive Program (CIP) returned to SJG during the first quarter of 2017, thereby allowing SJG to take advantage of additional capacity release activity during that period.

Total firm throughput decreased 1.4 MMdts and 4.1 MMdts for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016 as a result of warmer weather during 2017 as previously discussed. The negative impact of weather on firm throughput was partially offset by the addition of 5,456 customers during the twelve months ended September 30, 2017, a 1.46% increase compared with the same period in 2016.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income Impact:
CIP – Weather Related	$—	$—	$8.0	$2.9
CIP – Usage Related	1.3	0.3	4.7	2.1
Total Net Income Impact	$1.3	$0.3	$12.7	$5.0

Weather Compared to 20-Year Average	n/a	n/a	15.4% Warmer	7.1% Warmer
Weather Compared to Prior Year	n/a	n/a	6.4% Warmer	15.9% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

	Three Months Ended September 30, 2017 vs. 2016	Nine Months Ended September 30, 2017 vs. 2016
Operations	$1,818	$1,012
Maintenance	$465	$1,475
Depreciation	$1,491	$4,378
Energy and Other Taxes	$27	$607

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.5 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to continuing investment in property, plant and equipment.

Energy and Other Taxes -The change in Energy and Other Taxes for the three months ended September 30, 2017 compared with the same period in 2016 was not significant. Energy and Other Taxes increased $0.6 million for the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to the availability of a Compressed Natural Gas (CNG) tax credit recognized in 2016, but not available in 2017.

Other Income and Expense - Other Income and Expense increased $0.4 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to higher AFUDC due to increased capital spending and a new AIRP II program.

Interest Charges – Interest charges increased $2.4 million and $5.0 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, primarily due to higher amounts of long-term debt outstanding (see Note 14 to the condensed consolidated financial statements).

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $73.2 million and $108.7 million in the first nine months of 2017 and 2016, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first nine months of 2017 produced less net cash than the same period in 2016, primarily due to under-recoveries in the BGSS clause at SJG. During the second quarter of 2017, SJG provided a customer BGSS bill credit based on a forecasted over-recovered clause balance at the end of the BGSS year. However, it contributed to an under-recovery in the BGSS clause. In addition, SJG experienced higher spending for environmental remediation. During the first quarter of 2017, SJG made an $8.0 million payment to fund its pension plans. SJG did not make a contribution to its pension plans in 2016.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2017, 2018 and 2019 to be approximately $261.2 million, $276.1 million and $255.5 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

During the first nine months of 2017, SJG made a $4.9 million payment to fund company-owned life insurance.

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

SJI contributed an equity infusion of $40.0 million and $65.0 million to SJG during the nine months ended September 30, 2017 and 2016, respectively.

SJG’s capital structure was as follows:

	As of September 30, 2017	As of December 31, 2016
Common Equity	53%	53%
Long-Term Debt	47%	40%
Short-Term Debt	0%	7%

Total	100%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2017 and 2016 amounted to net cash outflows of $30.1 million and $22.3 million, respectively. Total net cash outflows for remediation projects are expected to be $39.6 million, $50.0 million and $47.1 million for 2017, 2018 and 2019, respectively. As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2016, environmental remediation costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of September 30, 2017, averaged $73.2 million annually and totaled $468.3 million over the contracts’ lives.  Approximately 21% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2016. SJG's contractual cash obligations increased $422.9 million from December 31, 2016, primarily due to a $148.8 million increase in pipeline capacity obligations associated with the demand charges resulting from a new long-term capacity agreement with Tennessee Gas Pipeline. Also contributing to the increase was the additional borrowing of $196.0 million under a $200.0 million term loan credit facility (see Note 14 to the condensed consolidated financial statements).

Off-Balance Sheet Arrangements - SJG has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

South Jersey Industries, Inc.

Commodity Market Risks — Certain regulated and nonregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas, and buying and selling retail electricity and SRECs, for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, we enter into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by our Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax unrealized (loss) gain of $(4.6) million and $9.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $6.3 million for the nine months ended September 30, 2017 and 2016, respectively, which are included with realized gains (losses) in Operating Revenues — Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2017 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$5,310	$636	$4	$5,950
Prices provided by other external sources	17,479	1,816	1	19,296
Prices based on internal models or other valuation methods	19,279	4,892	301	24,472

Total	$42,068	$7,344	$306	$49,718

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$2,427	$238	$25	$2,690
Prices provided by other external sources	15,771	1,999	103	17,873
Prices based on internal models or other valuation methods	8,712	1,822	172	10,706

Total	$26,910	$4,059	$300	$31,269

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 21.1 million decatherms (dts) with a weighted average settlement price of $2.93 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 73.8 million dts with a weighted average settlement price of $(.27) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 14.3 million dts with a weighted average settlement price of $3.82 per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.7 million megawatt hours (mwh) with a weighted average settlement price of $34.05 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2017	$16,271
Contracts Settled During the Nine Months Ended September 30, 2017, Net	(5,215)
Other Changes in Fair Value from Continuing and New Contracts, Net	7,393

Net Derivatives — Energy Related Assets, September 30, 2017	$18,449

Marina’s solar energy projects rely on returns from electricity and SRECs.  A decrease in the value of electricity and SRECs impacted by market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.  To hedge against this risk, Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts.  The hedged percentage of projected SREC production related to in-service assets in New Jersey is 93% and 48% for energy years ending May 31, 2018 and 2019, respectively, and in Massachusetts is 79% and 54% for energy years ending December 31, 2017 and 2018, respectively.  SREC production related to in-service assets in Maryland and Vermont is currently unhedged.  During the three months ended September 30, 2017, SJI recorded an impairment charge of $43.9 million on solar generating facilities located in the state of Maryland, which was primarily driven as a result of declining market conditions, specifically market prices of Maryland SRECs. For the three and nine months ended September 30, 2017, SJI had impairment charges of $43.9 million and $44.2 million, respectively. As of September 30, 2017, Marina had total net solar assets of $470.7 million, of which $400.5 million are located in New Jersey, $43.3 million are located in Massachusetts, $10.2 million are located in Maryland, and $16.7 million are located in Vermont.

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2017 was $576.1 million and averaged $512.5 million during the first nine months of 2017. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease; and 2012 - 9 b.p. decrease.  At September 30, 2017, our average interest rate on variable-rate debt was 2.20%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2017, the interest costs on $1,191.2 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of September 30, 2017, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of September 30, 2017, SJI had approximately $8.8 million, or 17.7%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The second counterparty is investment-grade rated with a rating of Baa1.

As of September 30, 2017, SJRG had $50.2 million of Accounts Receivable under sales contracts. Of that total, 38.9% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2017 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$467	$58	$525
Prices Provided by Other External Sources (Basis)	223	—	223
Prices based on internal models or other valuable methods	6,918	—	6,918

Total	$7,608	$58	$7,666

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$406	$69	$475
Prices Provided by Other External Sources (Basis)	2,267	—	2,267
Prices based on internal models or other valuable methods	1,794	—	1,794

Total	$4,467	$69	$4,536

Contracted volumes of SJG's NYMEX contracts are 9.0 MMdt with a weighted-average settlement price of $3.05 per dt. Contracted volumes of SJG's Basis contracts are 0.8 million dts with a weighted-average settlement price of $0.62 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2017	$4,435
Contracts Settled During the Nine Months ended September 30, 2017, Net	(3,335)
Other Changes in Fair Value from Continuing and New Contracts, Net	2,030
Net Derivatives — Energy Related Assets, September 30, 2017	$3,130

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at September 30, 2017, was $196.0 million and averaged $129.4 million during the first nine months of 2017. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.8 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; and 2012 - 1 b.p. decrease. As of September 30, 2017, SJG's average interest rate on variable-rate debt was 1.99%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2017, the interest costs on $818.6 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

South Jersey Industries, Inc.

Evaluation of Disclosure Controls and Procedures

SJI's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, SJI’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJI are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

South Jersey Gas Company

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of September 30, 2017. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act, during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 64.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2016, respectively.
Our acquisition of Elizabethtown Gas and Elkton Gas may not be consummated, and if consummated, may not perform as expected.
We have entered into agreements to acquire the assets of New Jersey-based Elizabethtown Gas and Maryland-based Elkton Gas from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas. Completion of the transaction is subject to a number of risks and uncertainties and we can provide no assurance that the various closing conditions to the acquisition agreement will be satisfied, including that the required governmental and other necessary approvals will be obtained. Although we have obtained a bridge commitment, subject to certain conditions, to fund the acquisition, our ability to raise the necessary funds to provide permanent financing through the issuance of equity or debt securities is subject to market conditions and other risks and uncertainties, and there can be no assurance that we will be able to raise the necessary funds on terms we consider favorable, or at all. The inability to complete the transaction, or to obtain permanent financing on terms that are favorable, or at all, could have a material adverse effect on our results of operations, financial condition and prospects.
Historically, acquisitions have not been a part of our growth strategy. Although the acquired businesses have significant operating histories, we will have no history of owning and operating these businesses and limited or no experience operating in the territories served by these businesses. We can provide no assurance that the acquired businesses will perform as expected, that integration or other one-time costs will not be greater than expected, that we will not incur unforeseen obligations or liabilities or that the rate of return from such businesses will justify our decision to invest capital to acquire them.

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

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed with the Securities and Exchange Commission on November 3, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed with the Securities and Exchange Commission on November 3, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; and (iv) the Condensed Balance Sheets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
and
SOUTH JERSEY GAS COMPANY
(Co-Registrants)

Dated:	November 3, 2017	By:	/s/ Stephen H. Clark
Stephen H. Clark
Executive Vice President & Chief Financial Officer - SJI
Chief Financial Officer - SJG
(Principal Financial Officer for both Registrants)