Form 10-K
period 2017-12-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2018-02-26
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ______________.

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.	Name of exchange on which registered	Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
1-6364	South Jersey Industries, Inc. 1 South Jersey Plaza Folsom, NJ 08037 (609) 561-9000	New Jersey	22-1901645	New York Stock Exchange	Common Stock - $1.25 par value per share (Title of each class)	None
000-22211	South Jersey Gas Company 1 South Jersey Plaza Folsom, NJ 08037 (609) 561-9000	New Jersey	21-0398330	N/A	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
South Jersey Industries, Inc.: Yes ☒ No ☐
South Jersey Gas Company: Yes ☐ No ☒

 Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act: Yes ☐ No ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that each registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
South Jersey Industries, Inc.: ☐
South Jersey Gas Company: ☒

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

Indicate by check mark whether any of the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

South Jersey Industries, Inc. (common stock - $1.25 par value) - The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was $2,710,972,523. As of February 15, 2018, there were 79,595,317 shares of the registrant's common stock outstanding. South Jersey Gas Company common stock ($2.50 par value) outstanding as of February 15, 2018 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by South Jersey Industries, Inc.

South Jersey Gas Company is a wholly-owned subsidiary of South Jersey Industries, Inc. and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K; therefore, South Jersey Gas Company files this form with the reduced disclosure format.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of South Jersey Industries, Inc.'s definitive proxy statement for its 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

INTRODUCTION

FILING FORMAT

This Annual Report on Form 10-K is a combined report being filed separately by two registrants: South Jersey Industries, Inc. (SJI) and South Jersey Gas Company (SJG). Information relating to SJI or any of its subsidiaries, other than SJG, is filed by SJI on its own behalf. SJG is only responsible for information about itself.

Except where the content clearly indicates otherwise, any reference in the report to "SJI," "the Company," "we," "us" or "our" is to SJI and all of its subsidiaries, including SJG, which is a wholly-owned subsidiary of SJI.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included under Item 7 is divided into two major sections: SJI and SJG. Financial information in this Annual Report on Form 10-K included in Item 8 includes separate financial statements (i.e., statements of income, statements of comprehensive income, statements of cash flows, balance sheets, and statements of changes in equity and comprehensive income) for SJI and SJG. The Notes to Consolidated Financial Statements are presented on a combined basis for both SJI and SJG.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this Report other than statements of historical fact, including statements regarding future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, should be considered forward-looking statements made in good faith by South Jersey Industries (SJI or the Company) and South Jersey Gas Company (SJG), as applicable, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other documents or oral presentations, words such as “anticipate,” “believe,” "estimate," “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy,” "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were made and are inherently uncertain. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Report and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, neither SJI nor SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Available Information

Information regarding SJI and SJG can be found at SJI's website, www.sjindustries.com. We make available free of charge on or through our website SJI's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains a website that contains these reports at http://www.sec.gov. Also, copies of SJI's annual report will be made available, free of charge, upon written request. The content on any website referred to in this filing is not incorporated by reference into this Report unless expressly noted otherwise.

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

•
Marina Energy, LLC (Marina) develops and operates on-site energy-related projects. It currently operates projects in New Jersey, Maryland, Massachusetts and Vermont. The significant wholly-owned subsidiaries of Marina include:

•	ACB Energy Partners, LLC (ACB) owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•
AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE) and SX Landfill Energy, LLC (SXLE) own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

•	MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS) own and operate solar-generation sites located in New Jersey.

•
South Jersey Energy Service Plus, LLC (SJESP) serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP will receive commissions paid on service contracts from the third party on a go forward basis. This transaction did not have a material impact on the consolidated financial statements.

•
SJI Midstream, LLC (Midstream) invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey.

In October 2017, SJI announced that it had entered into agreements to acquire the assets of Elizabethtown Gas and Elkton Gas from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas. SJI is acquiring the assets of both companies for total consideration of $1.7 billion. The transaction is expected to close in mid-2018, and is subject to approvals by the New Jersey Board of Public Utilities (BPU) and the Maryland Public Service Commission (PSC), with limited approvals also required from the Federal Energy Regulatory Commission (FERC) and the Federal Communications Commission (FCC), as well as certain anti-trust filings and approvals.

Additional Information on the nature of SJI's and SJG's businesses can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report.

South Jersey Industries, Inc.
Part I

Financial Information About Reportable Segments

Information regarding Reportable Segments is incorporated by reference to Note 8 of the consolidated financial statements included under Item 8 of this Report.

Sources and Availability of Raw Materials

South Jersey Gas Company

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2017, SJG purchased and had delivered approximately 55.4 MMdts of natural gas for distribution to both on-system and off-system customers and for injections into storage. Of this total, 31.9 MMdts were transported on the Transco pipeline system while 23.5 MMdts were transported on the Columbia pipeline system. Also during 2017, third-party suppliers delivered 27.4 MMdts to SJG's system on behalf of end use customers behind SJG's city gate stations. SJG secures other long-term services from Dominion Transmission, Inc. (Dominion), a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. In addition, effective December 1, 2017, SJG initiated a new firm transportation service with Tennessee Gas Pipeline Company, L.L.C. (Tennessee). Gas transported by Tennessee will be delivered to the Columbia system for subsequent delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

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

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 10,000 dts/d of its long-haul and 20,000 dts/d of its market area FT service. These releases were made in association with SJG's Conservation Incentive Program (CIP) discussed further under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."  In addition, SJG released a total of 35,000 dts/d of its long-haul FT and 5,000 dts/d of its market area FT as part of Asset Management Agreements (AMA). The AMA-related releases are discussed below under “Gas Supplies.”

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

Columbia:

SJG subscribes to four firm transportation agreements with Columbia which currently provide for an aggregate of 124,022 dts/d. The term of 9,000 dts/d of this capacity extends through October 31, 2022; the term of 45,022 dts/d extends through October 31, 2019; and the remaining 70,000 dts/d extends through October 31, 2030.

South Jersey Industries, Inc.
Part I

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule Federal Supply Schedule (FSS) along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. SJG has a total FSS MDWQ of 52,891 dts and a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts/d of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG released to SJRG 19,029 dts/d of its associated Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2018.

Gas Supplies

During 2017, SJG entered into an AMA with a gas marketer which extends through March 31, 2018. Under this agreement, SJG released to the marketer its firm transportation rights equal to 30,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 30,000 dts/d of firm deliverability each day through March 31, 2018. The marketer's intent was to optimize the capacity released to SJG under this AMA and pay SJG an asset management fee.

Also during 2017, SJG entered into an additional AMA with a separate gas marketer which extends through October 31, 2018. Under this agreement, SJG has released to the marketer 10,000 dts/d of its firm transportation capacity rights. As part of this transition the total quantity is split into two arrangements of 5,000 dts/d each under a separate Transco contract. The marketer manages its capacity and provides SJG with up to 10,000 dts/d of firm deliverability everyday through March 31, 2018 in one case and through October 31, 2018 as to the other. The marketers will seek to optimize the capacity released to it under this AMA and pay SJG an asset management fee.

SJG has a long-term gas purchase agreement with a gas producer, the primary term of which extends through October 31, 2019. The maximum daily quantities (MDQ) available for purchase under this agreement initially start at 6,250 dts/d and will increase to an MDQ of 25,000 dts/d. Gas purchased from this producer will be sourced in the Appalachian supply areas and delivered into the Columbia pipeline system for delivery to SJG.

SJG also has a long-term gas purchase agreement with an additional gas producer, with a primary term which extends ten years. The MDQ available for purchase under this agreement has started, effective December 1, 2017, at 55,000 dts/d and will increase to an MDQ of 70,000 dts/d. Gas purchased from this producer will be sourced in Northeast Pennsylvania and delivered into the Columbia pipeline system for delivery to SJG.

As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s Basic Gas Supply Service Clause (BGSS), subject to the New Jersey Board of Public Utilities (BPU) approval.

Supplemental Gas Supplies

SJG operates peaking facilities, located in McKee City, NJ, where it liquefies, stores and vaporizes liquefied natural gas (LNG) for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F) or 63 Heating Degree Days. Gas demand on such a design day for the 2017-2018 winter season is estimated to be 527,490 dts (excluding industrial customers). SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design day requirements. SJG experienced its highest peak-day demand for calendar year 2017 of 480,820 dts (including industrial customers) on December 31, while experiencing an average temperature of 12.9 degrees F that day.

Natural Gas Prices

SJG's average cost of natural gas purchased and delivered in 2017, 2016 and 2015, including demand charges, was $3.75 per dt, $3.40 per dt and $4.71 per dt, respectively.

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

South Jersey Resources Group

Transportation and Storage Agreements

National Fuel Gas Supply Corporation:

SJRG has multiple storage service agreements with National Fuel Gas Supply Corporation (National Fuel). Two contracts totaling 2,581,420 dts of capacity have evergreen provisions that extend year to year.  One additional contract covering 224,576 dts of storage capacity extends through March 31, 2020, while a final contract covering 150,040 dts of capacity expires March 31, 2023.

SJRG holds long-term firm transportation agreements with National Fuel associated with the above-mentioned agreements which expire between January 31, 2022 and October 31, 2027. Under these agreements, National Fuel provides various receipts and deliveries in Pennsylvania, which total 66,682 dts/d.  National Fuel will also provide SJRG with 25,661 dts/d of maximum daily withdrawal transportation quantity, with a primary delivery point of the Transcontinental Gas Pipeline.

Transcontinental Gas Pipeline (Transco):

SJRG has a storage agreement with Transco for storage service at Transco's WSS facility which expires October 31, 2018. Under this contract, up to 24,479 dts/d may be injected and up to 46,380 dts/d may be withdrawn. Total storage capacity under the agreement is 4,406,135 dts.

SJRG holds various firm transportation agreements with Transco. SJRG has 10,000 dts/d of capacity from Leidy, PA to Con Edison, NY expiring March 31, 2043. SJRG also holds evergreen capacity of 41,400 dts/d with receipts in Texas and deliveries in New Jersey, which also expires March 31, 2043.

SJRG has transportation agreements with Transco acquired through a capacity release program from SJG of 47,500 dts/d from Pennsylvania to SJG, and 10,000 dts/d from Texas to SJG. These agreements expire between March 31, 2018 and April 30, 2020.

Dominion Gas Transmission:

SJRG has a firm transportation agreement with Dominion which expires October 31, 2022. Under this agreement, Dominion will provide SJRG with 5,000 dts/d of deliveries to Leidy, PA and receipts at Lebanon, OH.

Columbia Gas Transmission:

SJRG holds various firm transportation agreements with Columbia. SJRG has 50,000 dts/d capacity with receipts from Marcellus to southern NJ expiring October 31, 2018. SJRG also has 36,866 dts/d of capacity from Marcellus to southern NJ and PA expiring between October 31, 2019 and October 31, 2024.

South Jersey Industries, Inc.
Part I

SJRG has a storage agreement with Columbia for service under Columbia's FSS rate schedule. Under this evergreen agreement, Columbia will provide SJRG with storage capacity of 1,249,515 dts. Under this agreement, 19,029 dts/d may be withdrawn from storage and 9,514 dts/d may be injected.

SJRG holds firm transportation related to the above mentioned storage agreement which provides for receipts from storage and deliveries to New Jersey of 19,029 dts/d. Under this evergreen contract, these services with Columbia were released to SJRG by SJG.

Columbia Gulf Transmission:

SJRG holds a firm transportation agreement with Columbia Gulf which expires October 31, 2019. Under this agreement, Columbia Gulf provides receipts in Louisiana with deliveries at Leach, Kentucky in the amount of 15,000 dts/d.

Tennessee Gas Transmission:

SJRG holds firm transportation agreements with the Tennessee Gas Pipeline which expire between October 31, 2018 and May 31, 2033. Under these agreements, the Tennessee Gas Pipeline provides various receipts and deliveries in Pennsylvania, which total 199,770 dts/d.

Texas Eastern Transmission (Tetco):

SJRG holds firm transportation agreements with Tetco. SJRG has an agreement for Tetco to provide 56,250 dts/d of capacity expiring October 31, 2025, and an additional evergreen contract of 15,125 dts/d of capacity expiring March 31, 2019.

Gas Supplies

SJRG has entered into several long-term natural gas supply agreements to purchase a minimum of 604,000 dts/d and up to 954,000 dts/d, depending upon production levels, for terms ranging from three to ten years at index-based prices.

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

Non-Utility Companies

Among SJI's non-utility activities, wholesale (including fuel supply management) and retail gas marketing have seasonal patterns similar to SJG's. Activities such as energy services and energy project development do not follow seasonal patterns. Other activities, such as retail electric marketing, can have seasonal earnings patterns that are different from the utility. The first and fourth quarters remain the periods where most of SJI's revenue and net income is produced.

South Jersey Industries, Inc.
Part I

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Report.

Customers

No material part of the Company's business is dependent upon a single customer or a few customers, the loss of which would be expected to have a material adverse effect on the results of operations of SJI or of SJG on a consolidated basis.

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

Employees

SJI and its subsidiaries had a total of approximately 760 employees as of December 31, 2017, approximately 530 of which were SJG employees. Of that total, approximately 300 of both SJI and SJG employees are unionized (all of SJI's unionized employees are with SJG). SJI has collective bargaining agreements with unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2018, for which negotiations are still ongoing. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021.

Financial Information About Foreign and Domestic Operations and Export Sales

SJI has no foreign operations and export sales have not been a significant part of SJI's business.

South Jersey Industries, Inc.
Part I

Item 1A. Risk Factors

SJI and its subsidiaries, including SJG, operate in an environment that involves risks, many of which are beyond our control. SJI has identified the following risk factors that could cause SJI's operating results and financial condition to be materially adversely affected. In addition, new risks may emerge at any time, and SJI cannot predict those risks or the extent to which they may affect SJI's businesses or financial performance. To the extent such risk factors may affect SJI's utility business, SJG, such risk factors may also affect SJG's business or performance.

•
SJI is a holding company and its assets consist primarily of investments in subsidiaries. Should SJI's subsidiaries be unable to pay dividends or make other payments to SJI for financial, regulatory, legal or other reasons, SJI's ability to pay dividends on its common stock could be limited. SJI's stock price could be adversely affected as a result.

•
SJI's business activities, including those of SJG, are concentrated in southern New Jersey. Changes in the economies of southern New Jersey and surrounding regions could negatively impact the growth opportunities available to SJI and the financial condition of the customers and prospects of SJI and SJG.

•
Changes in the regulatory environment or unfavorable rate regulation at its utility may have an unfavorable impact on SJI's and SJG's financial performance or condition.  SJG is regulated by the New Jersey Board of Public Utilities (BPU) which has authority over many of the activities of the utility business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay SJG's ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect SJI's and SJG's results of operations, financial condition and cash flows.

•
SJI and SJG may not be able to respond effectively to competition, which may negatively impact their financial performance or condition. Regulatory initiatives may provide or enhance opportunities for competitors that could reduce utility income obtained from existing or prospective customers. Also, competitors in all of SJI's business lines may be able to provide superior or less costly products or services based upon currently available or newly developed technologies.

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI's and SJG's energy products and services. SJG currently has a conservation incentive program clause that protects its revenues and gross margin against usage that is lower than a set level. Should this clause be terminated without replacement, lower customer energy utilization levels would likely reduce SJI's and SJG's net income. Further, during periods of warmer temperatures, demand and volatility in the natural gas market could decrease, which would negatively impact their financial results.

•
High natural gas prices could cause more of SJI's and SJG's receivables to be uncollectible. Higher levels of uncollectibles from either residential or commercial customers would negatively impact SJI's and SJG's income and could result in higher working capital requirements.

•
SJI's and SJG's net income could decrease if it is required to incur additional costs to comply with new governmental safety, health or environmental legislation. SJI and SJG are subject to extensive and changing federal and state laws and regulations that impact many aspects of its business; including the storage, transportation and distribution of natural gas, as well as the remediation of environmental contamination at former manufactured gas plant facilities.

South Jersey Industries, Inc.
Part I

•
Climate change legislation could impact SJI's and SJG's financial performance and condition.  Climate change is receiving ever increasing attention from both scientists and legislators.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its future impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs, including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers. Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.

•
SJI's wholesale commodity marketing and retail electric businesses are exposed to the risk that counterparties that owe money or energy to SJI will not be able to meet their obligations for operational or financial reasons. SJI could be forced to buy or sell commodity at a loss as a result of such failure. Such a failure, if large enough, could also impact SJI's liquidity.

•
Increasing interest rates would negatively impact the net income of SJI and SJG. Several of SJI's subsidiaries, including SJG, are capital intensive, resulting in the incurrence of significant amounts of debt financing. Some of the long-term debt of SJI and its subsidiaries is issued at fixed rates or has utilized interest rate swaps to mitigate changes in variable rates.  However, long-term debt of SJI and SJG at variable rates, along with all variable rate short-term borrowings, are exposed to the impact of rising interest rates.

•
The inability to obtain capital, particularly short-term capital from commercial banks, could negatively impact the daily operations and financial performance of SJI and SJG. SJI and SJG use short-term borrowings under committed credit facilities provided by commercial banks to supplement cash provided by operations, to support working capital needs, and to finance capital expenditures, as incurred. SJG also relies upon short-term borrowings issued under a commercial paper program supported by a committed bank credit facility to support working capital needs, and to finance capital expenditures, as incurred. If the customary sources of short-term capital were no longer available due to market conditions, SJI and its subsidiaries may not be able to meet their working capital and capital expenditure requirements and borrowing costs could increase.

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

•
The inability to obtain natural gas or electricity from suppliers would negatively impact the financial performance of SJI and SJG. Several of SJI's subsidiaries, including SJG, have businesses based upon the ability to deliver natural gas or electricity to customers. Disruption in the production or transportation to SJI or SJG from its suppliers could prevent SJI or SJG from completing sales to its customers.

South Jersey Industries, Inc.
Part I

•
Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs. SJI's and SJG's gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, mechanical problems, natural disasters or terrorist activities which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, which in turn could lead to substantial losses. In accordance with customary industry practice, SJI and SJG maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events, even if fully covered by insurance, could adversely affect SJI's or SJG's financial position, results of operations and cash flows.

•	Adverse results in legal proceedings could be detrimental to the financial condition of SJI or SJG. The outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

•
Renewable energy projects at Marina receive significant benefit from regulatory incentives. A significant portion of the expected return on investment of these renewable energy projects is dependent upon the future market for renewable energy credits (RECs). The benefits from RECs are produced during the entire life of the project. As a result, earnings from existing projects would be adversely affected without a liquid REC market. Therefore, these projects are exposed to the risk that favorable regulatory incentives expire or are adversely modified. A decrease in the future value of electricity and Solar RECs (SRECs) impacted by market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.

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

•
SJI's and SJG's business could be adversely impacted by strikes or work stoppages by its unionized employees. The gas utility operations of SJG are dependent upon employees represented by unions and covered under collective bargaining agreements. A work stoppage could negatively impact operations, which could impact financial results as well as customer relationships.

•
The risk of terrorism may adversely affect the economy as well as SJI's and SJG's business. An act of terror could result in disruptions of natural gas supplies and cause instability in the financial and capital markets. This could adversely impact SJI's or SJG's ability to deliver products or raise capital and could adversely impact its results of operations.

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

•
Our business could be harmed by cybersecurity threats and related disruptions. We rely extensively on information technology systems to process transactions, transmit and store information and manage our business. Disruption or failure of our information technology systems could shut down our facilities or otherwise harm our ability to safely deliver natural gas to our customers, serve our customers effectively, manage our assets, or otherwise materially disrupt our business. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. SJI and SJG have experienced such attacks in the past; however, based on information currently available to SJI and SJG, none have had a material impact on our business, financial condition, results of operations or cash flows. In response, we have invested in expanded cybersecurity systems and procedures designed to safeguard the continuous and uninterrupted performance of our information technology systems and protect against unauthorized access. However, all information technology systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. There is no guarantee that our cybersecurity systems and procedures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others. An attack on or failure of our information technology systems could result in the unauthorized disclosure, theft, misuse or destruction of customer or employee data or business or confidential information, or disrupt the performance of our information technology

South Jersey Industries, Inc.
Part I

systems. These events could expose us to potential liability, litigation, governmental inquiries, investigations or regulatory actions, harm our brand and reputation, diminish customer confidence, disrupt operations, and subject us to payment of fines or other penalties, legal claims by our clients and significant remediation costs.

•
Our stated long-term goals are based on various assumptions and beliefs that may not prove to be accurate, and we may not achieve our stated long-term goals by 2020 or at all. Our current long-term goals are to (i) grow Economic Earnings to $160 million by 2020; (ii) improve the quality of our earnings; (iii) maintain the strength of our balance sheet; and (iv) maintain a low-to-moderate risk profile. The goal of $160 million does not include the expected financial impact of the acquisition of Elizabethtown Gas and Elkton Gas discussed below. Management established those goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. For example, these long-term goals are based on certain assumptions regarding our participation in a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey. However, construction on this project is not expected to begin until 2018 and is estimated to be completed in the second half of 2019, but may be subject to delay. As a result, no assurance can be given that this project will be completed on time or at all. Also, as noted below, the acquisition of Elizabethtown Gas and Gas is subject to many approvals, and no assurance can be given that the acquisition will be consummated, or, if consummated, that these two entities will perform as expected. Further, the economy of Southern New Jersey has remained depressed relative to other regions, which could cause increased customer delinquencies or otherwise negatively affect achievement of our long-term earnings goals. The 2017 New Jersey gubernatorial election resulted in a change in administration which could lead to unfavorable state and local regulatory changes that could delay approvals, require environmental remediation or capital or other expenditures or otherwise adversely affect our results of operations, financial condition or cash flows. Other factors, assumptions and beliefs of management and our board of directors on which our long-term goals were based may also prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals by 2020 or at all, or our stated long-term goals may be negatively revised as a result of less than expected progress toward achieving these goals, and you are therefore cautioned not to place undue reliance on these goals.

•
Our acquisition of Elizabethtown Gas and Elkton Gas may not be consummated, and if consummated, may not perform as expected. We have entered into agreements to acquire the assets of New Jersey-based Elizabethtown Gas and Maryland-based Elkton Gas. Completion of the transaction is subject to a number of risks and uncertainties and we can provide no assurance that the various closing conditions to the acquisition agreement will be satisfied, including that the required governmental and other necessary approvals will be obtained. Although we have obtained a bridge commitment, subject to certain conditions, to fund the acquisition, our ability to raise the necessary funds to provide permanent financing through the issuance of equity or debt securities is subject to market conditions and other risks and uncertainties, and there can be no assurance that we will be able to raise the necessary funds on terms we consider favorable, or at all. The inability to complete the transaction, or to obtain permanent financing on terms that are favorable, or at all, could have a material adverse effect on our results of operations, financial condition and prospects. Historically, acquisitions have not been a part of our growth strategy. Although the acquired businesses have significant operating histories, we will have no history of owning and operating these businesses and limited or no experience operating in the territories served by these businesses. We can provide no assurance that the acquired businesses will perform as expected, that integration or other one-time costs will not be greater than expected, that we will not incur unforeseen obligations or liabilities or that the rate of return from such businesses will justify our decision to invest capital to acquire them.

•
We may experience difficulties in integrating the operations of Elizabethtown Gas and Elkton Gas into our business and in realizing the expected benefits of the proposed acquisition. The success of the proposed acquisition of Elizabethtown Gas and Elkton Gas, if completed, will depend in part on our ability to realize the anticipated business opportunities from combining the operations of Elizabethtown Gas and Elkton Gas with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Elizabethtown Gas and Elkton Gas with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of SJG's gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2017, there were approximately 146.2 miles of mains in the transmission systems and 6,645 miles of mains in the distribution systems.

SJG owns approximately 154 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 140 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations.

As of December 31, 2017, SJG's utility plant had a gross book value of $2.7 billion and a net book value, after accumulated depreciation, of $2.2 billion. In 2017, SJG spent $248.9 million on additions to utility plant and there were retirements of property having an aggregate gross book cost of $26.6 million.

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

Nonutility property and equipment with a net book value of $546.1 million consists primarily of Marina's energy projects.

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

SJI is currently involved in a pricing dispute related to 2 long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the court entered final judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued $20.4 million and $53.6 million, respectively, through December 31, 2017. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the consolidated balance sheets of both SJI and SJG as of December 31, 2017. The amount associated with SJRG was also recorded as an Accounts Payable on the consolidated balance sheets of SJI as of December 31, 2017, with charges of $49.6 million to Cost of Sales - Nonutility on the consolidated statements of income of SJI for the year ended December 31, 2017. SJI also recorded $4.0 million to Interest Charges on the consolidated statements of income for the year ended December 31, 2017. The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit.  The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019.  SJI moved to stay the second lawsuit pending resolution of the post-judgment motions in the first lawsuit and any appeal of that lawsuit.  All legal reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

South Jersey Industries, Inc.
Part I

SJI was involved in a dispute in the Court of Common Pleas of Philadelphia related to a three-year capacity management contract with a counterparty. The counterparty claimed that it was owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. SJI settled with the counterparty for $9.5 million, which amount was recorded to Cost of Sales - Nonutility on SJI's consolidated statements of income for the year ended December 31, 2017. SJI made the payment in September 2017.

SJI was also involved in a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period. In November 2017, SJI received a favorable decision from the FERC on this matter, which resulted in a total pre-tax income impact of $9.3 million. Of this amount, $7.4 million related to the actual overcharges and was recorded as a decrease to Cost of Sales - Nonutility on the consolidated statements of income for the year ended December 31, 2017. The remaining $1.9 million related to interest income and was recorded in Other Income on the consolidated statements of income for the year ended December 31, 2017. SJI received payment from the counterparty in November 2017.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes that are noted above, SJI has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of December 31, 2017 and 2016, respectively, of which SJG has accrued approximately $0.7 million and $0.6 million as of December 31, 2017 and 2016, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Registrant

Set forth below are the names, ages and positions of SJI's executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of the Board of Directors. All information is as of the date of the filing of this Report.

Name, age and position with the Company	Period Served

Michael J. Renna, Age 50
Chief Executive Officer	April 2015 - Present
Director	January 2014 - Present
President	January 2014 - Present
Chief Operating Officer	January 2014 - April 2015
Senior Vice President	January 2013 - January 2014

Stephen H. Clark, Age 59
Executive Vice President	January 2017 - Present
Senior Vice President	April 2015 - December 2016
Chief Financial Officer	November 2013 - Present
Vice President	January 2013 - November 2013
Treasurer	January 2004 - April 2014

Kenneth A. Lynch, Age 52
Chief Risk Officer	January 2017 - Present
Senior Vice President	April 2015 - Present
Chief Accounting Officer	January 2013 - December 2016

Kathleen A. McEndy, Age 64
Chief Administrative Officer	June 2015 - Present
Senior Vice President	April 2015 - Present

South Jersey Industries, Inc.
Part I

Chief Human Resources Officer	March 2013 - June 2015
Vice President	March 2013 - April 2015
Principal, The McEndy Group, LLC	January 2009 - March 2013

Gregory M. Nuzzo, Age 43
President, South Jersey Energy Solutions	January 2017 - Present
Chief Operating Officer, South Jersey Energy Solutions	January 2017 - Present
Senior Vice President	April 2015 - Present
Vice President	April 2014 - April 2015
Senior Vice President, South Jersey Energy Solutions	January 2013 - December 2016
Senior Vice President, South Jersey Resources Group	January 2013 - March 2014

David Robbins, Jr., Age 55
President, South Jersey Gas Company	January 2017 - Present
Senior Vice President	April 2015 - Present
Vice President	April 2014 - April 2015
Senior Vice President, South Jersey Energy Solutions	January 2013 - December 2016
Chief Operating Officer, South Jersey Energy Solutions	January 2013 - April 2014

Steven R. Cocchi, Age 40
Chief Strategy & Development Officer	January 2018 - Present
Interim General Counsel	August 2017 - December 2017
Senior Vice President, Strategy and Growth	April 2017 - Present
Vice President, Strategy and Growth	January 2017 - April 2017
Vice President, Rates and Regulatory Affairs	April 2015 - January 2017
Director, Rates and Revenue Requirements	October 2011 - April 2015

Melissa Orsen, Age 42
Senior Vice President & General Counsel	January 2018 - Present
Chief Executive Officer, New Jersey Economic Development Authority	March 2015 - December 2017
Deputy Commissioner, New Jersey Department of Community Affairs	March 2014 - March 2015
Chief of Staff & Lieutenant Governor, Office of the New Jersey Governor	January 2011 - March 2014

PART II

Item 5. Market for the Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

South Jersey Industries, Inc.

Market Price of Common Stock and Related Information

Quarter Ended	Market Price Per Share		Dividends	Quarter Ended	Market Price Per Share		Dividends
			Declared				Declared
2017	High	Low	Per Share	2016	High	Low	Per Share

March 31	$35.97	$31.39	$0.273	March 31	$29.14	$22.06	$0.264
June 30	$38.40	$33.93	$0.273	June 30	$31.64	$26.29	$0.264
September 30	$36.41	$32.83	$0.273	September 30	$32.03	$28.17	$0.264
December 31	$36.01	$30.75	$0.280	December 31	$34.85	$27.51	$0.273

These quotations are based on the list of composite transactions of the New York Stock Exchange. Our stock is traded on the New York Stock Exchange under the symbol SJI. We have declared and expect to continue to declare regular quarterly cash dividends. As of December 31, 2017, the latest available date, our records indicate there were 6,517 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the five-year period through December 31, 2017.

This performance chart assumes:

•	$100 invested on December 31, 2012 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
S&P 500	$100	$132	$151	$153	$171	$208
S&P Utilities	$100	$113	$146	$139	$162	$181
SJI	$100	$115	$125	$104	$154	$147

Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a history of paying quarterly dividends and has a stated goal of increasing its dividend annually.

In 2017, non-employee members of SJI's Board of Directors received an aggregate of 30,394 shares of restricted stock, valued at that time at $1,022,454, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2017.

South Jersey Gas Company

All of the outstanding common stock of SJG (its only class of equity securities) is owned by SJI. The common stock is not traded on any stock exchange.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2017, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. SJG declared and paid cash dividends of $20.0 million in 2017 to SJI. No dividends were declared or paid on SJG's common stock in 2016.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

The following financial data has been obtained from SJI’s consolidated financial statements (in thousands, except for ratios, shares data and earnings per share):

2017	2016	2015	2014	2013

Operating Results:
Operating Revenues	$1,243,068	$1,036,500	$959,568	$886,996	$731,421

Operating Income	$4,410	$189,276	$156,894	$127,603	$69,636

(Loss) Income from Continuing Operations	$(3,404)	$119,061	$105,610	$97,628	$82,389
Discontinued Operations - Net (1)	(86)	(251)	(503)	(582)	(796)

Net (Loss) Income	$(3,490)	$118,810	$105,107	$97,046	$81,593

Total Assets	$3,865,086	$3,730,567	$3,480,900	$3,349,425	$2,924,855

Capitalization:
Equity	$1,192,409	$1,289,240	$1,037,539	$932,432	$827,000
Long-Term Debt	1,122,999	808,005	1,006,394	859,491	680,400

Total Capitalization	$2,315,408	$2,097,245	$2,043,933	$1,791,923	$1,507,400

Ratio of Earnings to Fixed Charges (2)	0.5	x	5.4	x	3.8x	3.8x	3.0x

Diluted Earnings Per Common Share (Based on Average Diluted Shares Outstanding) (3):
Continuing Operations	$(0.04)	$1.56	$1.53	$1.47	$1.29
Discontinued Operations - Net (1)	—	—	(0.01)	(0.01)	(0.01)

Diluted Earnings Per Common Share (3)	$(0.04)	$1.56	$1.52	$1.46	$1.28

(Loss) Return on Average Equity (4)	(0.3)%	10.2%	10.7%	11.1%	10.5%

Share Data:
Number of Shareholders of Record	6.5	6.7	6.7	6.9	6.9
Average Common Shares (3)	79,541	76,362	68,735	66,278	63,978
Common Shares Outstanding at Year End (3)	79,549	79,478	70,966	68,334	65,430
Dividend Reinvestment Plan:
Number of Shareholders	5.0	5.2	5.2	5.2	5.2
Number of Participating Shares (3)	3,607	3,627	4,170	4,082	4,118
Book Value at Year End (3)	$14.99	$16.22	$14.62	$13.65	$12.64

Dividends Declared per Common Share (3)	$1.10	$1.07	$1.02	$0.96	$0.90
Market Price at Year End (3)	$31.23	$33.69	$23.52	$29.46	$27.98
Market-to-Book Ratio (3)	2.1	x	2.1	x	1.6x	2.2x	2.2x

Consolidated Economic Earnings (5)
(Loss) Income from Continuing Operations	$(3,404)	$119,061	$105,610	$97,628	$82,389
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized Losses/(Gains) on Inventory Injection Hedges (6)	14,558	(26,867)	(8,355)	8,211	23,422
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (6,7)	—	—	—	—	1,252
Net Loss from Affiliated Companies (6,8)	—	—	(2,540)	2,540	—
Unrealized Loss on Property, Plant and Equipment (9)	91,299	—	—	—	—
Net Losses from Legal Proceedings (10)	56,075	—	—	—	—
Acquisition Costs (11)	19,564	—	—	—	—
Other (6,12)	2,227	(165)	(165)	(165)	(165)
Income Taxes (13)	(70,834)	10,813	4,424	(4,235)	(9,804)
Additional Tax Adjustments (14)	(11,420)	—	—	—	—
Economic Earnings	$98,065	$102,842	$98,974	$103,979	$97,094

(Loss) Earnings per Share from Continuing Operations (3)	$(0.04)	$1.56	$1.53	$1.47	$1.29
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized Losses/(Gains) on Inventory Injection Hedges (6)	0.18	(0.35)	(0.12)	0.12	0.36
Net Loss from Affiliated Companies, Not Part of Ongoing Operations (6,7)	—	—	—	—	0.02
Net Loss from Affiliated Companies (6,8)	—	—	(0.04)	0.04	—
Unrealized Loss on Property, Plant and Equipment (9)	1.14	—	—	—	—
Net Losses from Legal Proceedings (10)	0.70	—	—	—	—
Acquisition Costs (11)	0.25	—	—	—	—
Other (6,12)	0.03	—	—	—	—
Income Taxes (13)	(0.89)	0.13	0.07	(0.06)	(0.16)
Additional Tax Adjustments (14)	(0.14)	—	—	—	—
Economic Earnings per Share (3)	$1.23	$1.34	$1.44	$1.57	$1.51

(1)
Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 3 to the consolidated financial statements).

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

(5)
This section includes the non-generally accepted accounting principles (“non-GAAP”) financial measures of Economic Earnings and Economic Earnings per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion regarding the use of non-GAAP financial measures and a reconciliation of income from Continuing Operations and earnings per share to Economic Earnings and Economic Earnings per share, respectively.

(6)
Certain reclassifications have been made to the prior period numbers in these tables to conform to the current period presentation. The 2013-2015 numbers in these line items have been adjusted to be presented before income taxes.

(7)
Resulting from the termination of the contract at LVE Energy Partners, LLC to design, build, own and operate a district energy system and central energy center for a planned resort in Las Vegas, Nevada.

(8)
Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings in 2015.

(9)
Represents several impairment charges recorded during the year, including impairments on solar generating facilities, landfill gas-to-energy (LFGTE) long-lived assets, LFGTE assets customer relationships, and goodwill (see Note 1 to the consolidated financial statements). The economic impact of these charges will not be realized until a future period.

(10)
Represents net losses from three separate legal proceedings: (a) $55.6 million of pre-tax charges, including interest and legal fees, resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014; (b) a $9.8 million pre-tax charge, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract; and (c) a $9.3 million pre-tax gain resulting from a favorable FERC decision, including interest, over a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period. See Note 15 to the consolidated financial statements. Since these net losses relate to transactions that primarily occurred in prior periods, these net losses are excluded from Economic Earnings.

(11)
Represents costs incurred on the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the consolidated financial statements). Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings.

(12)
Included in this amount are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in Accumulated Other Comprehensive Loss (AOCL), which SJI reclassified from AOCL to Interest Charges on the consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. Also included is additional depreciation expense within Economic Earnings on two solar generating facilities where an impairment charge was recorded in the past, which reduced the depreciable basis and recurring depreciation expense, and the related reduction in depreciation expense is being added back.

(13)	Determined using a combined average statutory tax rate of approximately 39% for 2017 and 40% for 2016 and 2015.

(14)	Represents one-time tax adjustments, most notably for Tax Reform, which was signed into law in December 2017. See Note 4 to the consolidated financial statements.

The following financial data has been obtained from SJG’s financial statements (in thousands, except for ratios and customers):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Revenues	$517,254	$461,055	$534,290	$501,875	$446,480

Operating Income	136,487	$122,455	$119,585	$113,690	$105,822

Net Income	$72,557	$69,045	$66,578	$66,483	$62,236

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

Ratio of Earnings to Fixed Charges (1)	5.4x	5.5x	5.4x	5.4x	5.3x

	As of December 31,
	2017	2016	2015	2014	2013
Property, Plant and Equipment, Net	$2,154,083	$1,952,912	$1,770,766	$1,589,369	$1,424,775

Total Assets	$2,865,974	$2,551,923	$2,288,204	$2,185,672	$1,909,126

Capitalization:
Common Equity	$921,433	$839,900	$707,927	$680,568	$610,969
Long-Term Debt	758,052	423,177	584,082	507,091	454,000
Total Capitalization	$1,679,485	$1,263,077	$1,292,009	$1,187,659	$1,064,969

Total Customers	383,633	377,625	373,100	366,854	362,256

(1) The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of SJG. Fixed charges consist of interest charges and capitalized interest.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of South Jersey Industries, Inc. (SJI) and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “SJI,” “we,” “us” or “our” refers to the holding company or the consolidated entity of SJI and all of its subsidiaries.

Management's Discussion is divided into the following two major sections:

•
SJI - This section describes the financial condition and results of operations of South Jersey Industries, Inc. and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including South Jersey Gas Company (SJG), and our non-regulated operations.

•	SJG - This section describes the financial condition and results of operations of SJG, a subsidiary of SJI, which comprises the gas utility operations segment.

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of each company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's financial statements and the combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

OVERVIEW - South Jersey Industries, Inc. (SJI or the Company) is an energy services holding company that provides a variety of products and services through the following wholly-owned subsidiaries:

South Jersey Gas Company (SJG)

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately $72.6 million to SJI's net income on a consolidated basis in 2017.

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

As of December 31, 2017, SJG served 383,633 residential, commercial and industrial customers in southern New Jersey, compared with 377,625 customers at December 31, 2016.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2017 amounted to 151.3 MMdts, of which 54.3 MMdts were firm sales and transportation, 1.1 MMdts were interruptible sales and transportation and 95.9 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 43.7% residential, 21.6% commercial, 20.9% industrial, and 13.8% cogeneration and electric generation. As of December 31, 2017, SJG served 358,026 residential customers, 25,184 commercial customers and 423 industrial customers.  This includes 2017 net additions of 5,599 residential customers and 409 commercial and industrial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2017, off-system sales amounted to 25.6 MMdts and capacity release amounted to 70.3 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2017, usage by interruptible customers, excluding off-system customers, amounted to 1.1 MMdts, or approximately 1% of the total throughput.

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

South Jersey Energy Company (SJE)

SJE provides services for the acquisition and transportation of natural gas and electricity for retail end users and markets total energy management services. SJE markets natural gas and electricity to commercial and industrial customers. SJE became active in the residential market for electricity beginning in March 2016 as a result of several municipal aggregation bids won in the second half of 2015. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2017, SJE contributed approximately $1.3 million to SJI's net income on a consolidated basis.

South Jersey Resources Group, LLC (SJRG)

SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2017, SJRG had a net loss of approximately $23.5 million which reduced SJI's net income on a consolidated basis by such amount.

South Jersey Exploration, LLC (SJEX)

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX is a wholly-owned subsidiary of SJES and is also considered part of SJI's wholesale energy operations. In 2017, SJEX contributed approximately $0.2 million to SJI's net income on a consolidated basis.

Marina Energy LLC (Marina)

Marina develops and operates on-site energy-related projects. Marina's largest wholly-owned operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.  Marina also owns numerous solar generation projects.

Other entities that are wholly owned by Marina are ACB Energy Partners, LLC (ACB), AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE), SX Landfill Energy, LLC (SXLE), MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) & SBS Energy Partners, LLC (SBS).

ACB owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

ACLE, BCLE, SCLE and SXLE own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

MCS, NBS and SBS own and operate solar-generation sites located in New Jersey.

In 2017, Marina had a net loss of approximately $60.5 million which reduced SJI's net income on a consolidated basis by such amount.

South Jersey Energy Service Plus, LLC (SJESP)

SJESP serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP will receive commissions paid on service contracts from the third party on a go forward basis. This transaction did not have a material impact on the consolidated financial statements. In 2017, SJESP contributed approximately $0.2 million to SJI's net income on a consolidated basis.

SJI Midstream, LLC (Midstream)

Midstream owns a 20% equity investment in PennEast Pipeline Company, LLC, through which SJI, along with other investors, expect to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey. Construction is expected to begin in 2018 and is estimated to be completed in the second half of 2019. In 2017, Midstream contributed approximately $4.6 million to SJI's net income on a consolidated basis.

Other

Energy & Minerals, Inc. (EMI) principally manages liabilities associated with its discontinued operations of nonutility subsidiaries.

In October 2017, SJI announced that it had entered into agreements to acquire the assets of Elizabethtown Gas and Elkton Gas from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas. SJI is acquiring the assets of both companies for total consideration of $1.7 billion. The transaction is expected to close in mid-2018, and is subject to approvals by the New Jersey Board of Public Utilities (BPU) and the Maryland Public Service Commission (PSC), with limited approvals also required from the Federal Energy Regulatory Commission (FERC) and the Federal Communications Commission (FCC), as well as certain anti-trust filings and approvals. Costs incurred through December 31, 2017 were $12.0 million, after-tax, which reduced SJI's net income on a consolidated basis by such amount.

Primary Factors Affecting SJI's Business

SJI's stated long-term goals are to: 1) Grow Economic Earnings to $160 million by 2020; 2) Improve the quality of earnings; 3) Maintain the strength of the balance sheet; and 4) Maintain a low-to-moderate risk profile. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. Residential new construction activity remains steady, supported by growth in higher density and multi-family units. Customers for SJG grew 1.6% for 2017 as SJG continues its focus on customer conversions.  In 2017, the 6,108 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 71% of the total new customer acquisitions for the year. In comparison, conversions over the past five years averaged 5,480 annually. Customers in SJG's service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies. While oil and propane prices have become more competitive with natural gas in the past two years, affecting the number of conversions, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU approves the rates that SJG charges its rate-regulated customers for services provided and the terms of service under which SJG operates. The rates and established terms of service are designed to enable SJG to obtain a fair and reasonable return on capital invested. SJG’s BPU approved Conservation Incentive Program (CIP), effective October 1, 2006, protects SJG's net income from severe fluctuations in gas used by residential, commercial and small industrial customers. In addition, in February 2013, the BPU issued an Order approving the Accelerated Infrastructure Replacement Program (AIRP), a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four -year period. As of December 1, 2016, all AIRP investments are reflected in base rates. Additionally, the BPU issued an Order approving an extension of the AIRP for a 5-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. SJG earns a return on AIRP II investments once they are placed in service and thereafter, once they are included in rate base, through annual filings. The BPU also issued an Order in August 2014 approving the Storm Hardening and Reliability Program (SHARP), a $103.5 million program to replace low-pressure distribution mains and services with high-pressure mains and services in coastal areas that are susceptible to flooding during major storms over a three-year period. In September 2017, The BPU issued an Order approving an increase in annual revenues from base rates of $3.6 million to reflect the roll-in of $33.3 million SHARP investments made from July 2016 through June 2017, effective October 1, 2017. In November 2017, SJG filed a petition with the BPU to continue its storm hardening program, proposing a three-year effort and total investment of $110.25 million. SJG proposed to recover the SHARP II through annual base rate adjustments, with no impact to customers billing until October 2019. The related petition is currently pending BPU approval.

Effective November 1, 2017, the BPU granted a base rate increase of $39.5 million (see Note 10 to the consolidated financial statements).

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

Fuel Supply Management - SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. We currently have eleven fuel supply management transactions under contract and expect to continue expanding this business.

Midstream Investments - Design, engineering and environmental assessments continue moving forward on a natural gas pipeline in Pennsylvania and New Jersey. In September 2015, Midstream, along with other partners in the project, submitted an application to FERC for a permit to proceed with construction. In January 2018, the Certificate of Public Convenience and Necessity was approved by the FERC. This authorizes PennEast, of which Midstream has a 20% equity interest, to construct, install, own, operate and maintain this pipeline. In February 2018, the New Jersey Department of Environmental Protection filed a motion to the FERC for reconsideration of this approval. We expect to make additional investments in similar midstream projects.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We seek to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. We expect savings from these changes to gradually increase as new hires replace retiring employees. SJI's workforce totaled approximately 760 employees at the end of 2017, approximately 530 of which were SJG employees. Of that total, approximately 300 of both SJI and SJG employees are unionized (all of SJI's unionized employees are with SJG).

Balance Sheet Strength - SJI's and SJG's goal is to maintain a strong balance sheet. SJI's average equity-to-capitalization ratio was approximately 47% and 48% as calculated for the four quarters of 2017 and 2016, respectively. SJG's average equity-to-capitalization ratio was approximately 54% and 52% as calculated for the four quarters of 2017 and 2016, respectively. A strong balance sheet assists us in maintaining the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

Derivatives - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when such contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss (AOCL) and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not have any energy-related derivative instruments designated as cash flow hedges. Hedge accounting has been discontinued for the remaining interest rate derivatives. As a result, unrealized gains and losses on these derivatives, that were previously recorded in AOCL on the consolidated balance sheets, are being recorded into earnings over the remaining life of the derivative.

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

Environmental Remediation Costs - We estimate a range of future costs based on projected investigation and work plans using existing technologies. In preparing consolidated financial statements, SJI records liabilities for future costs using the lower end of the range because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements (see Note 15 to the consolidated financial statements).

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

During 2016, a combination of factors resulted in lowering the Company’s expected cost of providing pension and other postretirement healthcare costs in 2017. These include increasing discount rates and updated mortality tables released by the Society of Actuaries in late 2016.

During 2017, the Company's expected cost of providing pension and other postretirement healthcare in 2018 increased primarily due to updates to census data and decreasing discount rates resulting from lower market interest rates at the end of 2017. As a result, the Company is estimating a $1.8 million net increase in the cost of providing these benefits in 2018. Additional information regarding investment returns and assumptions can be found in Pension and Other Postretirement Benefits in Note 12 to the consolidated financial statements.

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

SJESP will receive commissions paid on service contracts from the third party on a go forward basis. These commissions are recognized as revenue as they are earned.

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

Tax Cuts and Jobs Act - On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but is required to be accounted for in the period of enactment, which for SJI and SJG is the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, including provisions related to the permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. See Note 4 to the consolidated financial statements.

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

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2017	2016	2015
Net Income Impact:
CIP - Weather Related	$8.7	$5.9	$0.9
CIP - Usage Related	3.3	4.0	(1.9)
Total Net Income Impact	$12.0	$9.9	$(1.0)

Weather Compared to 20-Year Average	11.5% warmer	8.1% warmer	3.1% warmer
Weather Compared to Prior Year	0.4% warmer	2.5% warmer	9.6% warmer

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

Earnings accrued and payments received under the CIP are limited to a level that will not cause SJG's return on equity to exceed 9.6% (excluding earnings from off-system gas sales and certain other tariff clauses) and CIP recoveries are limited by the annualized savings attained from reducing gas supply and storage assets.

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

SJE competes with utilities and other third-party marketers to sell the unregulated natural gas and electricity commodity to customers. Marketers compete largely on price, which is driven by the commodity market. While the utilities are typically indifferent as to where customers get their gas or electricity, the price they set for the commodity they sell creates competition for SJE. Based on its market share, SJE is one of the largest marketers of natural gas in southern New Jersey as of December 31, 2017. In addition, similar to SJG, SJE faces competition from other energy products.

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 30,423, 34,130 and 36,191 during 2017, 2016 and 2015, respectively.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers. The results of SJG only are included in this operating segment.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS.

•
Appliance service operations includes SJESP, which serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP will receive commissions paid on service contracts from the third party on a go forward basis. This transaction did not have a material impact on the consolidated financial statements.

•	Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•	Costs incurred related to the agreement to acquire Elizabethtown Gas and Elkton Gas are recorded in the Corporate & Services segment.

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

SJI's net income for 2017 decreased $122.3 million, or 102.9%, to a net loss of $3.5 million compared to 2016 primarily as a result of the following:

•	The net income contribution from on-site energy production at Marina decreased $76.5 million to a net loss of $60.5 million, primarily due to the following:

◦
$56.1 million decrease due to several impairment charges recorded during the year, including impairments on solar generating facilities, landfill gas-to-energy (LFGTE) long-lived assets, LFGTE assets customer relationships, and goodwill (see Note 1 to the consolidated financial statements).

◦
$9.1 million of investment tax credits on renewable energy facilities recorded in 2016, compared with none recorded in 2017, which is consistent with SJI's previously announced strategy of substantially reducing solar development.

◦	$4.5 million decrease related to gains on two settlements recorded at Marina in 2016 that did not recur in 2017 (see Note 7 to the consolidated financial statements).

◦	$1.7 million decrease related to the change in unrealized gains and losses on interest rate derivative contracts (see Note 16 to the consolidated financial statements).

◦	The remaining decrease is primarily due to an overall increase in operating and interest expenses.

•	The net income contribution from the wholesale energy operations at SJRG decreased $49.5 million to a net loss of $23.5 million, primarily due to the following:

◦	$32.6 million decrease resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier, including interest (see Note 15 to the consolidated financial statements)

◦
$20.6 million decrease resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

◦	$5.8 million decrease resulting from a settlement of a legal dispute related to a three-year capacity management contract with a counterparty (see Note 15 to the consolidated financial statements)

◦	$1.5 million decrease due to legal fees recorded on the two legal disputes noted above

◦
$5.7 million increase resulting from a favorable FERC decision over a tariff rate dispute with a counterparty, including interest, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten year period (see Note 15 to the consolidated financial statements).

◦
$5.3 million increase due to higher margins earned on daily energy trading activities, colder weather conditions experienced in the fourth quarter of 2017 compared to the prior year, additional margins earned during 2017 on gas supply contracts with three electric generation facilities, and an overall decrease in operating expenses (excluding the legal fees discussed above).

•
SJI recorded $12.0 million of expenses related to costs incurred on the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the consolidated financial statements). These include finders fees, consulting and legal charges, among others. These costs are recorded in the Corporate & Services segment.

•
The net income contribution from the retail gas and electric operations at SJE decreased $6.2 million to $1.3 million primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below, along with the expiration of a large electric sales contract with a group of school boards.

•	SJI recorded $13.5 million of tax gains related to the enactment of Tax Reform. See Note 4 to the consolidated financial statements.

•
The net income contribution from Midstream increased $4.8 million to $4.6 million primarily due to recognition of Allowance for Funds Used During Construction (AFUDC) at PennEast, of which Midstream has a 20% equity interest.

•
The net income contribution from gas utility operations at SJG increased $3.5 million to $72.6 million primarily due to increased margin resulting from investments included in the rate case, AIRP II and SHARP rolling into base rates during the fourth quarter of 2017, along with customer growth. This is partially offset by increases in depreciation, interest and operations expenses.

•	SJI recognized an additional gain of $1.7 million related to the sale of real estate during 2017.

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

•
The net income contribution from the wholesale energy operations at SJRG increased $4.8 million to $26.0 million, primarily due to an approximately $2.7 million increase related to additional transportation capacity along with margins earned on gas supply contracts with two electric generation facilities compared to the prior year as described in "Gross Margin - Energy Group" below, along with an approximately $2.1 million increase resulting from the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk as discussed under "Operating Revenues - Energy Group" below.

•
The net income contribution from gas utility operations at SJG increased $2.5 million to $69.1 million, primarily due to the rolling into base rates of SHARP and AIRP investments, along with customer growth.

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

We define Economic Earnings as: Income from continuing operations, (a) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (b) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; (c) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period; (d) as adjusted by the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred; (e) as adjusted by the impact of a settlement of an outstanding legal claim stemming from a dispute related to a three-year capacity management contract with a counterparty, including legal fees incurred; (f) as adjusted by the impact of a favorable FERC decision over a tariff rate dispute with a counterparty, including interest earned; and (g) as adjusted for various costs related to the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas. With respect to part (c) of the definition of Economic Earnings:

•
For the year ended December 31, 2017, Economic Earnings excludes an approximately $2.4 million pre-tax loss related to a new interest rate derivative and amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in Accumulated Other Comprehensive Loss (AOCL). SJI reclassified this amount from AOCL to Interest Charges on the consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. See Note 16 to the consolidated financial statements.

•
For the year ended December 31, 2017, Economic Earnings excludes approximately $91.3 million of pre-tax charges related to several impairment charges recorded during the year, including impairments on solar generating facilities, landfill gas-to-energy (LFGTE) long-lived assets, LFGTE assets customer relationships, and goodwill (see Note 1 to the consolidated financial statements). The economic impact of these charges will not be realized until a future period. An impairment charge was also recorded in 2012 within Income from Continuing Operations on a separate solar generating facility which reduced its depreciable basis and recurring depreciation expense, and this was also excluded from Economic Earnings.

•
For the year ended December 31, 2017, Economic Earnings excludes approximately $11.4 million for the impact of one-time tax adjustments, most notably related to the Tax Cuts and Jobs Act (Tax Reform), which was signed into law in December 2017.

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

Economic Earnings for 2017 decreased $4.8 million, or 4.6%, to $98.1 million compared to 2016, primarily as a result of the following:

•
The income contribution from on-site energy production at Marina decreased $18.9 million to a net loss of $3.2 million. This was primarily due to the impact of recording no investment tax credits on renewable energy facilities in 2017, compared with $9.1 million in 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Also contributing was $4.5 million for two settlements recorded at Marina during 2016 that did not recur in 2017 (see Note 7 to the consolidated financial statements). The remaining decrease is primarily due to an overall increase in operating and interest expenses.

•
The income contribution from the retail gas and electric operations at SJE decreased $1.8 million to a net loss of $0.5 million primarily due to the expiration of a large electric sales contract with a group of school boards.

•
The income contribution from the wholesale energy operations at SJRG increased $5.3 million to $21.6 million, primarily due to higher margins earned on daily energy trading activities, colder weather conditions experienced in the fourth quarter of 2017 compared to the prior year, additional margins earned during 2017 on gas supply contracts with three electric generation facilities, and an overall decrease in operating expenses (excluding the legal fees discussed above).

•
The income contribution from Midstream increased $4.8 million to $4.6 million primarily due to recognition of Allowance for Funds Used During Construction (AFUDC) at PennEast, of which Midstream has a 20% equity interest.

•
The income contribution from gas utility operations at SJG increased $3.5 million to $72.6 million primarily due to increased margin resulting from investments included in the rate case, AIRP II and SHARP rolling into base rates during the fourth quarter of 2017, along with customer growth. This is partially offset by increases in depreciation, interest and operations expenses.

•	SJI recognized an additional gain of $1.7 million related to the sale of real estate during 2017.

Economic Earnings for 2016 increased $3.9 million, or 3.9%, to $102.8 million compared to 2015, primarily as a result of the following:

•
The income contribution from the wholesale energy operations at SJRG increased $2.7 million to $16.3 million, primarily due to additional transportation capacity along with margins earned on gas supply contracts with two electric generation facilities compared to the prior year as described in "Gross Margin - Energy Group" below.

•
The income contribution from gas utility operations at SJG increased $2.5 million to $69.1 million, primarily due to the rolling into base rates of SHARP and AIRP investments, along with customer growth.

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

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands, except per share data):

	2017	2016	2015

(Loss) Income from Continuing Operations	$(3,404)	$119,061	$105,610
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives*	14,226	(27,550)	(8,444)
Realized Losses on Inventory Injection Hedges*	332	683	89
Net Loss from Affiliated Companies (A)*	—	—	(2,540)
Unrealized Loss on Property, Plant and Equipment (B)	91,299	—	—
Net Losses from Legal Proceedings (C)	56,075	—	—
Acquisition Costs (D)	19,564	—	—
Other (E)*	2,227	(165)	(165)
Income Taxes (F)	(70,834)	10,813	4,424
Additional Tax Adjustments (G)	(11,420)	—	—

Economic Earnings	$98,065	$102,842	$98,974

(Loss) Earnings per Share from Continuing Operations	$(0.04)	$1.56	$1.53
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives*	0.18	(0.36)	(0.12)
Realized Losses on Inventory Injection Hedges*	—	0.01	—
Net Loss from Affiliated Companies (A)*	—	—	(0.04)
Unrealized Loss on Property, Plant and Equipment (B)	1.14	—	—
Net Losses from Legal Proceedings (C)	0.70	—	—
Acquisition Costs (D)	0.25	—	—
Other (E)*	0.03	—	—
Income Taxes (F)	(0.89)	0.13	0.07
Additional Tax Adjustments (G)	(0.14)	—	—

Economic Earnings per Share	$1.23	$1.34	$1.44

The effect of derivative instruments not designated as hedging instruments under GAAP in the statements of consolidated income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2017	2016	2015
(Losses) gains on energy-related commodity contracts	$(13,667)	$26,935	$8,401
(Losses) gains on interest rate contracts	(677)	647	96
Total before income taxes	(14,344)	27,582	8,497
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, before taxes	118	(32)	(53)
Total unrealized mark-to-market (losses) gains on derivatives*	(14,226)	27,550	8,444
Realized losses on inventory injection hedges*	(332)	(683)	(89)
Net Loss from Affiliated Companies (A)*	—	—	2,540
Unrealized Loss on Property, Plant and Equipment (B)	(91,299)	—	—
Net Losses from Legal Proceedings (C)	(56,075)	—	—
Acquisition Costs (D)	(19,564)	—	—
Other (E)*	(2,227)	165	165
Income Taxes (F)	70,834	(10,813)	(4,424)
Additional Tax Adjustments (G)	11,420	—	—
Total reconciling items between (losses) income from continuing operations and Economic Earnings	$(101,469)	$16,219	$6,636
*Certain reclassifications have been made to the prior period numbers in these tables to conform to the current period presentation. The 2015 numbers in these line items have been adjusted to be presented before income taxes.

(A) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey (see Note 7 to the consolidated financial statements). In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings in 2015.

(B) Represents several impairment charges recorded during the year, including impairments on solar generating facilities, landfill gas-to-energy (LFGTE) long-lived assets, LFGTE assets customer relationships, and goodwill (see Note 1 to the consolidated financial statements). The economic impact of these charges will not be realized until a future period.

(C) Represents net losses from three separate legal proceedings: (a) $55.6 million of pre-tax charges, including interest and legal fees, resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014; (b) a $9.8 million pre-tax charge, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract; and (c) a $9.3 million pre-tax gain resulting from a favorable FERC decision, including interest, over a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period. See Note 15 to the consolidated financial statements. Since these net losses relate to transactions that primarily occurred in prior periods, these net losses are excluded from Economic Earnings.

(D) Represents costs incurred on the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the consolidated financial statements). Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings.

(E) Included in this amount are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL, which SJI reclassified from AOCL to Interest Charges on the consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. Also included is additional depreciation expense within Economic Earnings on two solar generating facilities where an impairment charge was recorded in the past, which reduced the depreciable basis and recurring depreciation expense, and the related reduction in depreciation expense is being added back.

(F) Determined using a combined average statutory tax rate of approximately 39% for 2017 and 40% for 2016 and 2015.

(G) Represents one-time tax adjustments, most notably for Tax Reform, which was signed into law in December 2017. See Note 4 to the consolidated financial statements.

Gas Utility Operations - The following tables summarize the composition of gas utility operations operating revenues and Utility Margin for the years ended December 31 (in thousands, except for customer and degree day data):

	December 31, 2017		December 31, 2016		December 31, 2015

Utility Operating Revenues:
Firm Sales-
Residential	$269,721	52%	$259,881	56%	$317,491	59%
Commercial	61,514	12%	55,795	12%	69,845	13%
Industrial	4,235	1%	3,126	1%	4,083	1%
Cogeneration and Electric Generation	5,519	1%	5,257	1%	5,666	1%
Firm Transportation -
Residential	14,162	3%	14,989	3%	16,594	3%
Commercial	34,986	7%	32,423	7%	30,602	6%
Industrial	20,576	4%	19,594	4%	22,106	4%
Cogeneration and Electric Generation	4,360	1%	4,472	1%	4,920	1%
Total Firm Revenues	415,073	81%	395,537	85%	471,307	88%

Interruptible Sales	25	—	18	—	300	—
Interruptible Transportation	867	—	928	—	1,373	—
Off-System Sales	92,376	18%	51,661	11%	49,624	9%
Capacity Release	7,695	1%	11,778	3%	10,296	2%
Other	1,218	—%	1,133	1%	1,390	1%
	517,254	100%	461,055	100%	534,290	100%
Less: Intercompany Sales	4,772		7,236		5,527
Total Utility Operating Revenues	512,482		453,819		528,763

Less:
Cost of Sales - Utility	204,432		174,390		245,290
Less: Intercompany Cost of Sales	4,772		7,236		5,527
Total Cost of Sales - Utility (Excluding Depreciation)	199,660		167,154		239,763
Conservation Recoveries *	7,003		9,202		21,226
RAC recoveries *	11,014		9,326		9,134
EET Recoveries*	1,284		2,718		3,611
Revenue Taxes	1,162		1,109		1,250
Utility Margin**	$292,359		$264,310		$253,779

Utility Margin:
Residential	$180,106	62%	$162,820	62%	$169,455	67%
Commercial and Industrial	76,491	26%	69,396	26%	72,149	28%
Cogeneration and Electric Generation	4,762	1%	4,898	2%	4,738	2%
Interruptible	63	—	79	—	120	—
Off-system Sales & Capacity Release	5,051	2%	4,731	2%	4,270	2%
Other Revenues	2,107	1%	2,213	1%	2,582	1%
Margin Before Weather Normalization & Decoupling	268,580	92%	244,137	93%	253,314	100%
CIP mechanism	20,062	7%	16,615	6%	(1,798)	(1)%
EET mechanism	3,717	1%	3,558	1%	2,263	1%
Utility Margin**	$292,359	100%	$264,310	100%	$253,779	100%

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.
** Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - Gas Utility Operations 2017 vs. 2016 - Revenues increased $56.2 million, or 12.2%, during 2017 compared with 2016. Excluding intercompany transactions, revenues increased $58.7 million, or 12.9%, during 2017 compared with 2016. The main driver for the increased revenue is higher firm sales and Off-System Sales (OSS). Total firm revenue increased $19.5 million, or 4.9%, in 2017 compared with 2016 as a result of 6,008 additional customers compared with 2016. Additionally, firm sales increased due to base rate increases related to the settlement of SJG's base rate case, effective November 1, 2017, as discussed in Note 10 to the consolidated financial statements. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on SJG profitability, as further discussed below under the caption "Utility Margin." While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on SJG profitability under the operation of the CIP, as discussed below under the caption "Utility Margin."

Higher OSS volumes and higher unit prices resulted in a $40.7 million, or 78.8%, increase in OSS revenues during 2017 compared with 2016. The impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers.

Operating Revenues - Gas Utility Operations 2016 vs. 2015 - Revenues decreased $74.9 million, or 14.2%, during 2016 compared with 2015 after eliminating intercompany transactions. Total firm revenue was $75.8 million, or 16.1%, lower in 2016 compared to the prior year due to several factors. Firm throughput was lower during 2016, compared to the prior year. The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through its BGSS mechanism by $38.3 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 and 2016 by 18.6% and 32.9%, respectively, further reducing revenue by $34.7 million during 2016. Finally, SJG provided a $20.0 million and $10.0 million BGSS bill credit to its residential and small commercial customers in January 2016 and December 2016, respectively, of which $28.0 million reduced revenue for 2016, after consideration for sales tax. While changes in natural gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Utility Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability. The addition of 4,525 customers in 2016 partially offset the decreases mentioned above. While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on SJG profitability under the operation of the CIP, as discussed below under the caption "Utility Margin."

Higher OSS volumes resulted in a $2.0 million, or 4.1%, increase in OSS revenues during 2016, compared with 2015. The impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Utility Margin" table above.

Utility Margin - Management uses Utility Margin, a non-GAAP financial measure, when evaluating the operating results of SJG. Utility Margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that Utility Margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through SJG’s BGSS clause. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Margin increased $28.0 million, or 10.6%, during 2017 compared with 2016. The rolling into base rates of SHARP and AIRP II investments of approximately $187.5 million contributed approximately $14.2 million of additional Utility Margin in 2017. In addition, the rolling into base rates of certain infrastructure and system improvement investments and the related expenses, effective November 1, 2017, contributed approximately $10.8 million of additional Utility Margin in 2017. Net customer additions of 6,008 over the twelve-month period ended December 31, 2017, representing 1.6% growth over the prior year, contributed approximately $2.4 million in additional Utility Margin.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. The CIP mechanism protected $20.1 million, or $12.0 million after taxes, during 2017, due to weather that was 11.5% warmer than average and customer usage variations.

Total Utility Margin in 2016 increased $10.5 million, or 4.1%, from 2015. The rolling into base rates of SHARP investments of approximately $36.6 million on October 1, 2015 contributed approximately $3.5 million of additional Utility Margin in 2016. In addition, the rolling into base rates of AIRP investments of $74.5 million on December 1, 2016 contributed approximately $1.5 million of additional Utility Margin in 2016. Net customer additions of 4,525 over the twelve-month period ended December 31, 2016, representing 1.2% growth over the prior year, contributed approximately $4.0 million in additional Utility Margin.

The CIP mechanism protected $16.6 million, or $9.9 million after taxes, during 2016, due to weather that was 8.1% warmer than average and customer usage variations.

Operating Revenues - Energy Group 2017 vs. 2016 - Combined revenues for Energy Group, net of intercompany transactions, increased $147.2 million, or 30.3%, to $632.6 million in 2017 compared with 2016.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $18.0 million, or 19.9%, to $108.7 million in 2017 compared with 2016, primarily due to a 26.3% increase in the average monthly NYMEX settle price, along with a 19.3% increase in sales volumes driven by additional contracts entered into in 2017. This was partially offset with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings, as defined above, and represented a total decrease of $6.3 million compared to the prior year period.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $2.8 million, or 1.6%, to $172.1 million in 2017 compared with 2016 primarily due to the expiration of a large contract with a group of school boards. Also contributing to this decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.8 million compared to the prior year period.

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

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $131.7 million to $351.6 million in 2017 compared with 2016. This increase was primarily due to revenues earned on gas supply contracts with three electric generation facilities, which represented a total increase of $168.1 million. Partially offsetting this increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $33.5 million in 2017 compared with 2016.

Operating Revenues - Energy Services 2017 vs. 2016 - Combined revenues for Energy Services, net of intercompany transactions, increased $0.7 million, or 0.7%, to $98.0 million in 2017 compared with 2016.

Revenues from on-site energy production at Marina, net of intercompany transactions, increased $2.1 million, or 2.4%, to $91.5 million in 2017 compared with 2016, primarily due to an increase in solar renewable energy credits (SRECs) transferred as a result of more solar projects being online compared with 2016. Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $1.3 million, or 2.4%, to $56.5 million in 2017 compared with 2016.

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

Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts. The hedged percentage of projected SREC production related to in-service assets in New Jersey is 93% and 68% for energy years ending May 31, 2018 and 2019, respectively, and in Massachusetts is 54% for energy year ending December 31, 2018. SREC production related to in-service assets in Maryland and Vermont is currently unhedged.

Installed capacity was 201 MW and 198 MW at December 31, 2017 and 2016, respectively.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $1.4 million in 2017 compared with 2016 primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the consolidated financial statements).

Operating Revenues - Energy Group 2016 vs. 2015 - Combined revenues for Energy Group, net of intercompany transactions, increased $125.3 million, or 34.8%, to $485.4 million in 2016 compared with 2015.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $3.7 million, or 4.3%, to $90.6 million in 2016 compared with 2015. The increase in gas revenues was primarily due to the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $12.2 million in 2016 compared with 2015. This was partially offset with a 7.7% decrease in the average monthly NYMEX settle price.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $30.2 million, or 20.8%, to $174.9 million in 2016 compared with 2015, primarily due to a 17.9% increase in sales volumes, which was driven by additional electric contracts entered into during 2016. Also contributing was the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $2.3 million in 2016 compared with 2015.

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

Revenues from the wholesale energy operations at SJRG, net of intercompany transactions, increased $91.6 million to $220.7 million in 2016 compared with 2015, primarily due to revenues earned on gas supply contracts with two electric generation facilities, along with additional transportation capacity. Also contributing was the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $3.9 million in 2016 compared with 2015. These were partially offset with a 7.7% decrease in the average monthly NYMEX settle price. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Operating Revenues - Energy Services 2016 vs. 2015 - Combined revenues for Energy Services, net of intercompany transactions, increased $26.6 million, or 37.6%, to $97.3 million in 2016 compared with 2015.

Revenues from on-site energy production at Marina, net of intercompany transactions, increased $29.9 million, or 50.2%, to $89.4 million in 2016 compared with 2015. These increases were primarily due to higher prices on SREC's compared to the previous periods, an increase in SRECs transferred due to new solar projects and the revenues earned at several entities that became wholly owned by Marina as of December 31, 2015. Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $15.3 million, or 38.5%, to $55.1 million in 2016 compared with 2015.

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

Gross Margin - Nonutility - Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, selling and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Gross Margin - Energy Group 2017 vs. 2016 - For 2017, combined gross margins for Energy Group decreased $87.6 million to a loss of $6.9 million compared with 2016. This decrease is primarily due to the following:

•
Gross margin from SJE’s retail gas and other operations decreased $6.0 million to $7.5 million in 2017 compared with 2016. This was primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $6.3 million in 2017 compared with 2016.

•
Gross margin from SJE’s retail electric operations decreased $3.0 million to $7.5 million in 2017 compared with 2016. This decrease was primarily due to lower sales volumes resulting from the expiration of a large contract with a group of school boards, along with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.8 million.

•	Gross margin from the wholesale energy operations at SJRG decreased $78.8 million to a loss of $22.1 million in 2017 compared with 2016, primarily due to the following:

•
$49.6 million decrease resulting from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 15 to the consolidated financial statements), which is excluded for Economic Earnings.

•	$33.5 million decrease resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings.

•	$9.5 million decrease resulting from a settlement of a legal dispute related to a three-year capacity management contract, which is excluded for Economic Earnings.

•
$7.4 million increase resulting from favorable FERC decision over a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten year period, which is excluded for Economic Earnings.

•
The remaining $6.4 million increase resulted from higher margins earned on daily energy trading activities, colder weather conditions in the fourth quarter of 2017, and additional margins earned during 2017 on gas supply contracts with three electric generation facilities.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2017, the wholesale energy operations had 8.7 Bcf of storage and 584,254 dts/day of firm transportation under contract.

Gross Margin - Energy Services 2017 vs. 2016 - For 2017, combined gross margins for Energy Services increased $2.8 million to $90.9 million compared with 2016. This increase is primarily due to the following:

•
Gross margin from on-site energy production at Marina increased $4.1 million to $88.2 million in 2017 compared with 2016, primarily due to an increase in SRECs transferred as a result of more solar projects being online compared to the same period in 2016, along with better production.

•
Gross margin from appliance service operations at SJESP decreased $1.4 million in 2017 compared with 2016 primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the consolidated financial statements).

Gross Margin - Energy Group 2016 vs. 2015 - For 2016, combined gross margins for Energy Group, net of intercompany transactions, increased $23.5 million to $80.7 million compared with 2015. This increase is primarily due to the following:

•
Gross Margin from SJE's retail gas and other operations increased $11.1 million to $13.5 million in 2016 compared with 2015, primarily due to the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $12.2 million in 2016 compared with 2015. The partially offsetting decrease does not represent a significant change.

•
Gross Margin from SJE's retail electric operations increased $4.4 million to $10.5 million in 2016 compared with 2015, primarily due to margins earned on additional electric contracts entered into in 2016. Also contributing was the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $2.3 million in 2016 compared with 2015.

•
Gross Margin from the wholesale energy operations at SJRG increased $8.1 million to $56.7 million in 2016 compared with 2015. The increase in gross margin was primarily due to additional transportation capacity along with margins earned on gas supply contracts with two electric generation facilities. Also contributing was the net change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $3.9 million in 2016 compared with 2015.

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

Gross Margin - Energy Services 2016 vs. 2015 - For 2016, combined gross margins for Energy Services, net of intercompany transactions, increased $34.1 million to $88.2 million compared with 2015. This increase is primarily due to the following:

•
Gross Margin from on-site energy production at Marina increased $34.6 million to $84.0 million in 2016 compared with 2015. Gross margin as a percentage of Operating Revenues increased 10.9 percentage points in 2016 compared with 2015. These increases are primarily due to several higher margin renewable energy projects that began operations over the past twelve months, along with higher prices on SRECs compared to the previous year. Also contributing to the increase were margins earned at several entities that became wholly owned by Marina as of December 31, 2015.

•	Gross Margin from the appliance service operations at SJESP did not change significantly in 2016 compared with 2015.

Operations Expense - A summary of net changes in operations expense follows (in thousands):

	2017 vs. 2016	2016 vs. 2015
Gas Utility Operations	$3,383	$(12,227)
Nonutility:
Energy Group:
Wholesale Energy Operations	(130)	1,175
Retail Gas and Other Operations	1,221	3,239
Retail Electric Operations	273	(1,778)
Subtotal Energy Group	1,364	2,636
Energy Services:
On-Site Energy Production	5,918	11,282
Appliance Service Operations	(928)	(586)
Subtotal Energy Services	4,990	10,696
Total Nonutility	6,354	13,332
Corporate & Services and Intercompany Eliminations	12,506	2,180
Total Operations Expense	$22,243	$3,285

Gas utility operations expense increased $3.4 million in 2017 compared with 2016. The increase was primarily due to higher corporate support, governance and compliance costs, higher compensation costs and higher costs related to the operation of SJG's compressed natural gas stations. The increases were partially offset by a decrease associated with the New Jersey Clean Energy Program and Energy Efficiency Programs which are recovered on a dollar-for-dollar basis; therefore, SJG experiences an offsetting decrease in revenue during 2017.

Gas utility operations expense decreased $12.2 million in 2016 compared with 2015. This decrease was primarily due to lower expenses associated with the New Jersey Clean Energy Program and Energy Efficiency Programs. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experiences an offsetting decrease in revenue during 2016. This was due to a reduction in the approved level of recovery of such costs, as well as lower recoveries resulting from warmer weather. Also contributing to the decrease from the prior year were expenses associated with write-offs of uncollectible customer accounts receivable, which resulted from fewer customer accounts being eligible to be written off in 2016 as a result of an improvement in the aging of receivables.

Nonutility operations expense increased $6.4 million in 2017 compared with 2016, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

The Corporate & Services segment contributed a $12.5 million increase in total operations expense primarily due to costs incurred on the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the consolidated financial statements). These include finders fees, consulting and legal charges, among others. This is partially offset by intercompany eliminations.

Nonutility operations expense increased $13.3 million in 2016 compared with 2015 primarily due to operating expenses incurred at several entities that became wholly owned by Marina as of December 31, 2015 along with operating expenses at several renewable energy projects that commenced operations over the past twelve months. Also contributing to the increase is additional personnel, governance and compliance costs incurred to support continued growth.

Other Operating Expenses - A summary of changes in other consolidated operating expenses (in thousands):

	2017 vs. 2016	2016 vs. 2015
Impairment Charges	$91,299	$—
Maintenance	$2,178	$1,366
Depreciation	$10,329	$17,938
Energy and Other Taxes	$145	$316

Impairment Charges - Marina incurred approximately $91.3 million of non-cash impairment charges during the year, including impairments on solar generating facilities, landfill gas-to-energy (LFGTE) long-lived assets, LFGTE assets customer relationships, and goodwill (see Note 1 to the consolidated financial statements). These impairment charges were recorded in the On-Site Energy Production segment.

Maintenance Expense - Maintenance expense increased $2.2 million during 2017 compared with 2016 primarily due to increased maintenance of services activity and higher levels of Remediation Adjustment Clause (RAC) amortization. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues. Maintenance expense increased $1.4 million during 2016 compared with 2015 primarily due to increased field activity related to the maintenance of services.

Depreciation Expense - Depreciation increased $10.3 million in 2017 compared with 2016 primarily due to increased investment in property, plant and equipment by the gas utility operations at SJG and on-site energy production at Marina. Depreciation increased $17.9 million in 2016 compared with 2015 primarily due to depreciation incurred at several entities that became wholly owned by Marina as of December 31, 2015, along with increased investment in property, plant and equipment by the gas utility operations at SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes in 2017 and 2016 compared with prior years was not significant.

Other Income and Expense - Other income increased $5.5 million in 2017 compared with 2016 primarily due to higher AFUDC due to increased capital spending and a new AIRP II program at SJG, a gain recorded on a sale of real estate during the first quarter of 2017, as well as interest income earned from a favorable FERC decision over a tariff rate dispute at SJRG (see Note 15 to the consolidated financial statements). These were partially offset by a settlement at Marina during the second quarter of 2016 as discussed in Note 7 to the consolidated financial statements. The change in other income and expense in 2016 compared with 2015 was not significant.

Interest Charges - Interest charges increased $22.6 million in 2017 compared with 2016 primarily due to the following:

•	$11.1 million due to higher amounts of long-term debt outstanding at SJI and SJG, along with higher interest rates on variable rate debt outstanding at SJI and SJG.

•
$5.1 million of charges incurred on the Bridge Credit Facility entered into in conjunction with the agreement to acquire Elizabethtown Gas and Elkton Gas (see Note 1 to the consolidated financial statements).

•	$4.0 million of interest charges incurred from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 15 to the consolidated financial statements),

•
$2.4 million resulting from an amendment of an existing interest rate derivative contract previously linked to unrealized losses recorded in AOCL, which was reclassified to interest expense as a result of the prior hedged transactions being deemed probable of not occurring (see Note 16 to the consolidated financial statements).

The change in interest charges in 2016 compared with 2015 was not significant.

Income Taxes - Income taxes changed from a $54.2 million expense in 2016 to a $24.9 million benefit in 2017 primarily due to $13.5 million of adjustments made as a result of the Tax Cuts and Jobs Act, which was enacted in 2017 (see Note 4 to the consolidated financial statements), which are excluded from Economic Earnings. Also contributing was an overall loss before income taxes, as opposed to income in 2016, primarily due to several impairment charges taken as discussed under "Impairment Charges" above (also see Note 1 to the consolidated financial statements), along with an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 15 to the consolidated financial statements). These were partially offset with the impact of recording no investment tax credits on renewable energy facilities in 2017 as opposed to $9.1 million in 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development. Income tax expense increased $52.8 million in 2016 compared with 2015 primarily due to a higher effective tax rate due to a decrease in the investment tax credits available on renewable energy facilities at Marina, along with higher income before income taxes. Investment tax credits from renewable energy facilities at Marina of $9.1 million and $38.3 million were recognized for the years ended December 31, 2016 and 2015 , respectively.

Equity in Earnings of Affiliated Companies - The change in equity in earnings of affiliated companies in 2017 compared with 2016 was not significant. Equity in earnings of affiliated companies increased $33.2 million to earnings of $5.4 million in 2016 compared with 2015 primarily due to the impact of a reduction in the carrying amount of an investment at one of Energenic's operating subsidiaries, which occurred in the second quarter of 2015, along with a settlement at Marina in the third quarter of 2016 (see Note 7 to the consolidated financial statements).

Discontinued Operations - The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge and other regulatory clauses, and environmental remediation expenditures through the Remediation Adjustment Clause (RAC); working capital needs of SJI's energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $190.3 million, $262.6 million and $186.7 million in 2017, 2016 and 2015, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in 2017 produced less net cash than 2016, primarily due to under-recoveries in the BGSS clause at SJG. During the second quarter of 2017, SJG provided a customer BGSS bill credit based on a forecasted over-recovered clause balance at the end of the BGSS year. In addition, SJG experienced higher spending for environmental remediation. Finally, during the first quarter of 2017, SJI made a $10.0 million payment to fund its pension plans. SJI did not make a pension payment in 2016. SJI strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, SJI increases its contributions to supplant that funding shortfall.

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

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for 2017, 2016 and 2015 amounted to $287.3 million, $280.3 million and $387.3 million, respectively. We estimate the net cash outflows for investing activities for 2018, 2019 and 2020 to be approximately $331.4 million, $389.5 million and $325.8 million, respectively.  The high level of investing activities for 2018, 2019 and 2020 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are potential SJI Midstream investments, net of potential returns, in 2018 through 2020. SJI expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt. Expected future expenditures related to the acquisition of Elizabethtown Gas and Elkton Gas are not included in the future investing activities noted above as those costs are still being evaluated, and the acquisition is still pending approvals. See Note 1 to the consolidated financial statements.

The Company made net investments in unconsolidated affiliates of $32.1 million and $7.5 million in 2017 and 2016, respectively.

During 2017, SJI received approximately $3.1 million related to the sale of real estate. SJI recognized an after-tax gain on this sale of approximately $1.7 million.

During 2017, SJI made an incremental $7.5 million payment above the prior year to fund company-owned life insurance.

During 2017, SJI received the remaining balance in connection with an outstanding note receivable with a third party. Cash proceeds received in 2017 were $22.9 million.

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of December 31, 2017 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
Syndicated Revolving Credit Facility	$400,000	$251,000	(A)	$149,000	August 2022	(C)
Revolving Credit Facility	50,000	50,000		—	September 2019	(D)

Total SJI	450,000	301,000		149,000

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	52,800	(B)	147,200	August 2022	(E)
Uncommitted Bank Line	10,000	—		10,000	August 2018

Total SJG	210,000	52,800		157,200

Total	$660,000	$353,800		$306,200

(A) Includes letters of credit outstanding in the amount of $6.6 million.

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

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG's liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of December 31, 2017. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 2.46%, 1.47% and 1.13% at December 31, 2017, 2016 and 2015, respectively.  SJG's weighted average interest rate on these borrowings, which changes daily, was 1.88%, 0.97% and 0.66% at December 31, 2017, 2016 and 2015, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the years ended December 31, 2017 and 2016 were $276.7 million and $321.9 million, respectively. The maximum amounts outstanding under these credit facilities (which includes SJG), not including letters of credit, during the years ended December 31, 2017 and 2016 were $373.8 million and $467.7 million respectively.

SJG's average borrowings outstanding under its credit facilities, not including letters of credit, during the years ended December 31, 2017 and 2016 were $17.6 million and $71.5 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2017 and 2016 were $110.1 million and $141.7 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

The SJI and SJG principal credit facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.70 to 1, measured at the end of each fiscal quarter. However, as of December 31, 2017, several bank facilities for both SJI and SJG, as well as Senior Unsecured Notes issued by SJI, still contained one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. As a result, as of December 31, 2017, both SJI and SJG needed to ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) did not exceed 0.65 to 1. SJI and SJG were in compliance with these covenants as of December 31, 2017. All of SJI's bank facilities and Senior Unsecured Notes were amended to the new ratio in January 2018.

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

In January 2017, SJG entered into a Supplemental Indenture Amending and Restating First Mortgage Indenture (the “New Mortgage”), which amended and restated in its entirety that Indenture of Mortgage dated October 1, 1947. The New Mortgage provides for the issuance by SJG of bonds, notes or other securities that are secured by a lien on substantially all of the operating properties and franchises of SJG.

SJG had a $200.0 million multiple-draw term facility offered by a syndicate of banks. This facility bore interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. The total outstanding amount under this facility as of December 31, 2016 was $200.0 million, which was classified in current portion of long-term debt on the consolidated balance sheets as of December 31, 2016 as it was due in June 2017. In January 2017, SJG issued $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal repayments beginning in 2025. The MTN's bear interest at an annual rate of 3.0% payable semiannually. Proceeds were used to pay down the above-mentioned $200.0 million multiple-draw term facility which was set to expire in June 2017.

In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement ("Credit Agreement"), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $200.0 million during 2017. All loans under the Credit Agreement become due in January 2019.

In May 2017, Marina voluntarily redeemed bonds issued by the New Jersey Economic Development Authority (NJEDA) in an aggregate principal amount of $61.4 million, as follows:  Thermal Energy Facilities Revenue Bonds (Marina Energy LLC - 2001 Project) Series A ($20.0 million); Thermal Energy Facilities Federally Taxable Revenue Bonds (Marina Energy LLC - 2001 Project) Series B ($25.0 million); and Thermal Energy Facilities Revenue Bonds (Marina Energy LLC Project) Series 2006A ($16.4 million).  In connection with the redemptions, separate related letter of credit reimbursement agreements were terminated (see Note 15 to the consolidated financial statements).

In June 2017, SJI redeemed at maturity $16.0 million of 2.71% Senior Unsecured Notes.

In July 2017, SJG redeemed at maturity $15.0 million of 4.657% MTNs.

In August 2017, SJI entered into a note purchase agreement that provides for the issuance of an aggregate of $100.0 million of MTNs. Pursuant to the agreement, SJI issued $50.0 million aggregate principal amount of MTNs, consisting of (a) $25.0 million aggregate principal amount of 3.22% Senior Notes, Series 2017A-1, due August 2024, and (b) $25.0 million aggregate principal amount of 3.46% Senior Notes, Series 2017B-1, due August 2027. The agreement also provided for the issuance of (a) $25.0 million aggregate principal amount of 3.32% Senior Notes, Series 2017A-2, due January 2025 and (b) $25.0

million aggregate principal amount of 3.56% Senior Notes, Series 2017B-2, due January 2028, that SJI issued in January 2018 (see Note 19 to the consolidated financial statements).

In October 2017, SJI entered into a 364-day, $2.6 billion syndicated, committed Bridge Facility to finance the acquisition of the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the consolidated financial statements). In November 2017 and January 2018, as a result of amendments to various outstanding debt agreements, SJI reduced the bridge commitments to $1.7 billion, or the amount of the purchase price for the assets SJI agreed to acquire. SJI incurred $10.4 million of debt issuance costs, which, net of $2.6 million of amortization, are recorded as a reduction to long-term debt on the consolidated balance sheets. The Bridge Facility is also subject to ticking fees every 90 days, and as a result SJI has paid $2.5 million of ticking fees through December 31, 2017.

In January 2018, SJI verbally agreed to issue an aggregate $250.0 million principal amount of Senior Unsecured Notes via a delayed draw private placement. The first tranche of $90.0 million will close and fund by April 2018, at an interest rate of 3.18% and will mature in April 2021. The second tranche and third tranches, totaling $160.0 million, will close and fund prior to the acquisition date but no later than July 2018. The second tranche is for $80.0 million, matures in 2028, and the coupon rate will be 3.78% plus a 2 basis point premium per month after April 2018 until funding. The third tranche is for $80.0 million, matures in 2030, and the coupon rate will be 3.88% plus a 2 basis point premium per month after April 2018 until funding. For the second and third tranches, the coupon rates will be fixed upon closing.

In January 2016, the Company paid $12.7 million to retire outstanding debt of ACB.

In July 2016, SJG retired $15.0 million of 4.66% MTN's at maturity.

In August 2016, SJG retired $10.0 million of 5.437% MTN's at maturity.

In August 2016, the Company paid an aggregate $8.3 million to retire outstanding long-term debt for ACLE, SCLE and SXLE.

SJG makes payments of $0.9 million annually through December 2025 toward the principal amount of 3.63% MTN's, including a payment made in 2017. As such, $0.9 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year (see Note 14 to the consolidated financial statements).

No other long-term debt was issued or retired during the years ended December 31, 2017 or 2016. In May 2016, the Company issued and sold 8,050,000 shares of its common stock, par value $1.25 per share at a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.

Prior to May 1, 2016, SJI raised equity capital through its Dividend Reinvestment Plan (DRP). Shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million of equity capital through the DRP in 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2017. SJI does not intend to issue equity capital via the DRP in 2018.

SJI's capital structure was as follows:

	As of December 31,
	2017	2016
Equity	43.7%	49.1%
Long-Term Debt	43.6%	39.6%
Short-Term Debt	12.7%	11.3%
Total	100.0%	100.0%

For 2017, 2016 and 2015, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 66 consecutive years and has increased that dividend each year for the last 18 years. The Company currently seeks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 55% and 70% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL REMEDIATION - Costs for remediation projects, net of recoveries from ratepayers, for 2017, 2016 and 2015 amounted to net cash outflows of $39.9 million, $39.7 million and $22.1 million, respectively.  Total net cash outflows for remediation projects are expected to be approximately $57.5 million, $48.4 million and $12.6 million for 2018, 2019 and 2020, respectively.  As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from ratepayers.

STANDBY LETTERS OF CREDIT — As of December 31, 2017, SJI provided $6.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system. In May 2017, Marina redeemed its variable-rate demand bonds, and the related letters of credit reimbursement agreements, which totaled $62.3 million, were terminated (see Note 14 to the consolidated financial statements).

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2017, average $87.7 million annually and total $875.9 million over the contracts' lives. Approximately 33% of the financial commitments under these contracts expire during the next five years. These contracts are included in SJI's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase a minimum of 604,000 dts/d and up to 954,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index-based prices.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. SJG has also committed to a purchase of a minimum of 55,000 dts/d and up to 70,000 dts/d, for a term of ten years at index-based prices. The obligations for these purchases have not been included in SJI's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2017 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Principal Payments on Long-Term Debt	$1,204,173	$63,809	$526,818	$93,993	$519,553
Interest on Long-Term Debt	283,418	38,694	55,763	45,359	143,602
Construction Obligations	118,162	118,162	—	—	—
Operating Leases	1,472	745	624	103	—
Commodity Supply Purchase Obligations	1,622,553	650,658	406,692	119,669	445,534
Environmental Remediation Costs	172,855	66,372	61,022	1,537	43,924
New Jersey Clean Energy Program	13,154	13,154	—	—	—
Other Purchase Obligations	2,437	2,437	—	—	—
Total Contractual Cash Obligations	$3,418,224	$954,031	$1,050,919	$260,661	$1,152,613

Long-Term Debt in the table above does not include unamortized debt issuance costs of $17.4 million, which are reclassified to Long-Term Debt on the consolidated balance sheets.

Interest on long-term debt in the table above includes the related interest obligations through maturity on all outstanding long-term debt.  Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI contributed $10.0 million to the pension plans, of which SJG contributed $8.0 million, in January 2017. SJI did not make contributions to its employee pension plans in 2016. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

The total potential consideration related to the agreements to acquire the assets of Elizabethtown Gas and Elkton Gas, along with expected future costs to complete the acquisition, are not included in the table above due to pending approvals as discussed earlier in Management's Discussion. Also see Note 1 to the consolidated financial statements.

Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees or has certain other interests or obligations.

As of December 31, 2017, SJI had issued $6.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

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

As of December 31, 2017, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the cogeneration assets and will evaluate the carrying value of the investment and the note receivable as future events occur.

PENDING LITIGATION - SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings. SJI has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to 2 long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the court entered final judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued $20.4 million and $53.6 million, respectively, through December 31, 2017. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the consolidated balance sheets of both SJI and SJG as of December 31, 2017. The amount associated with SJRG was also recorded as an Accounts Payable on the consolidated balance sheets of SJI as of December 31, 2017, with charges of $49.6 million to Cost of Sales - Nonutility on the consolidated statements of income of SJI for the year ended December 31, 2017. SJI also recorded $4.0 million to Interest Charges on the consolidated statements of income for the year ended December 31, 2017. The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit.  The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019.  SJI moved to stay the second lawsuit pending resolution of the post-judgment motions in the first lawsuit and any appeal of that lawsuit.  All legal reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

SJI was involved in a dispute in the Court of Common Pleas of Philadelphia related to a three-year capacity management contract with a counterparty. The counterparty claimed that it was owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. SJI settled with the counterparty for $9.5 million, which amount was recorded to Cost of Sales - Nonutility on SJI's consolidated statements of income for the year ended December 31, 2017. SJI made the payment in September 2017.

SJI was also involved in a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period. In November 2017, SJI received a favorable decision from the FERC on this matter, which resulted in a total pre-tax income impact of $9.3 million. Of this amount, $7.4 million related to the actual overcharges and was recorded as a decrease to Cost of Sales - Nonutility on the consolidated statements of income for the year ended December 31, 2017. The remaining $1.9 million related to interest income and was recorded in Other Income on the consolidated statements of income for the year ended December 31, 2017. SJI received payment from the counterparty in November 2017.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes that are noted above, SJI has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of December 31, 2017 and 2016, respectively, of which SJG has accrued approximately $0.7 million and $0.6 million as of December 31, 2017 and 2016, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

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

The following table summarizes the composition of selected gas utility throughput for the years ended December 31, (in thousands, except for degree day data):

	December 31, 2017		December 31, 2016		December 31, 2015
Utility Throughput - dth:
Firm Sales -
Residential	22,107	15%	22,126	15%	23,852	17%
Commercial	5,294	3%	4,956	3%	5,980	4%
Industrial	422	—	310	—	338	—
Cogeneration and Electric Generation	1,300	1%	1,485	1%	1,449	1%
Firm Transportation -
Residential	1,635	1%	1,975	1%	2,427	2%
Commercial	6,422	4%	6,892	5%	6,783	5%
Industrial	10,894	7%	11,612	8%	11,780	9%
Cogeneration and Electric Generation	6,199	4%	7,451	5%	5,870	4%
Total Firm Throughput	54,273	35%	56,807	38%	58,479	42%

Interruptible Sales	3	—	2	—	20	—
Interruptible Transportation	1,140	1%	1,149	1%	1,338	1%
Off-System	25,560	17%	16,526	11%	14,603	11%
Capacity Release	70,315	47%	73,913	50%	62,349	46%

Total Throughput - Utility	151,291	100%	148,397	100%	136,789	100%

Number of Customers at Year End:
Residential	358,026	93%	352,427	93%	348,093	93%
Commercial	25,184	7%	24,767	7%	24,565	7%
Industrial	423	—	431	—	442	—

Total Customers	383,633	100%	377,625	100%	373,100	100%

Annual Degree Days*	4,272		4,292		4,402
*Each day, each degree of average daily temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Annual degree-days is the sum of the daily totals.

Throughput - Gas Utility Operations 2017 vs. 2016 - Total gas throughput increased 2.9 MMdts, or 2.0%, in 2017 compared with 2016 primarily due to increases in Off-System Sales of 9.0 MMdth. The increase in Off-System volume is primarily related to additional Off-System contracts that were entered into April through October of 2017.  The increase in Off-System volume was partially offset by a 3.6 MMdts decrease in capacity releases during 2017 compared to 2016. Additionally, third-party supplier deliveries also decreased by 2.8 MMdth during 2017 compared to 2016, primarily due to weather that was 0.4% warmer than the previous year.

Throughput - Gas Utility Operations 2016 vs. 2015 - Total gas throughput increased 11.6 MMdts, or 8.5%, from 2015 to 2016, primarily due to increases in capacity release. The increase in capacity release volume is primarily related to specific releases made of Columbia pipeline capacity that did not occur in 2015. An increase in third-party supplier deliveries on the Columbia pipeline to SJG’s system freed up capacity at SJG and allowed for additional capacity release of 11.6 MMdts during 2016 compared to 2015. Off-System Sales (OSS) volume also increased 1.9 MMdts, or 13.2%, during 2016 compared to 2015, primarily due to increased opportunity to supply natural gas to gas-fired power generation facilities during the summer months of 2016. These increases were partially offset by a 1.7 MMdts, or 2.9%, decrease in firm throughput, primarily due to weather that was 3% warmer than the previous year.

Operating Revenues & Utility Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2017 vs. 2016	2016 vs. 2015
Operations	3,383	$(12,227)
Maintenance	2,178	$1,366
Depreciation	6,455	$6,067
Energy and Other Taxes	109	$(411)

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $6.5 million and $6.1 million in 2017 and 2016, respectively, compared with the prior year primarily due to continuing investment in utility plant.  The increased spending in recent years is a direct result of New Jersey's infrastructure improvement efforts, which included the approval of SJG’s AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes in 2017 and 2016 compared with prior years was not significant.

Other Income and Expense - Other Income and Expense increased $2.6 million in 2017 compared with 2016, primarily due to higher AFUDC due to increased capital spending and a new AIRP II program. Changes in Other Income and Expense during 2016 compared with 2015 were not significant.

Interest Charges – Interest charges increased $6.8 million in 2017 compared with 2016, primarily due to higher amounts of long-term debt outstanding (see Note 14 to the consolidated financial statements). Interest charges decreased $2.0 million in 2016 compared with 2015 primarily due to higher capitalization of interest costs on construction during 2016. This was a result of accumulating capital investments under the AIRP. AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates. This is partially offset by interest on $61.0 million of long-term debt issued in January 2016.

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

Liquidity needs for SJG are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge and environmental remediation expenditures through the RAC; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $106.7 million, $142.2 million and $164.6 million for the years ended 2017, 2016 and 2015, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities for 2017 produced less net cash than the same period in 2016, primarily due to under-recoveries in the BGSS clause at SJG. During the second quarter of 2017, SJG provided a customer BGSS bill credit based on a forecasted over-recovered clause balance at the end of the BGSS year. In addition, SJG experienced higher spending for environmental remediation. Finally, during the first quarter of 2017, SJG made an $8.0 million payment to fund its pension plans. SJG did not make a contribution to its pension plans in 2016.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2018, 2019 and 2020 to be approximately $276.8 million, $262.9 million and $363.9 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

During 2017, SJG made a $4.9 million payment to fund company-owned life insurance.

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

SJI contributed equity infusions of $40.0 million and $65.0 million to SJG during the years ended December 31, 2017 and 2016, respectively. In December 2017, SJG declared and paid cash dividends of $20.0 million to SJI.

SJG’s capital structure was as follows:

	As of December 31,
	2017	2016
Common Equity	51.3%	53.0%
Long-Term Debt	45.8%	40.4%
Short-Term Debt	2.9%	6.6%
Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for 2017, 2016 and 2015 amounted to net cash outflows of $39.9 million, $39.7 million and $22.1 million, respectively. Total net cash outflows for remediation projects are expected to be $57.2 million, $48.2 million and $12.5 million for 2018, 2019 and 2020, respectively. Environmental remediation costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of December 31, 2017, averaged $71.8 million annually and totaled $461.8 million over the contracts’ lives.  Approximately 21% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

SJG has long-term contracts for natural gas supplies. SJG committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for an original term of eight years at index-based prices. SJG has also committed to a purchase of a minimum of 55,000 dts/d and up to 70,000 dts/d, for a term of ten years at index-based prices. The obligations for these purchases have not been included in SJG's contractual obligations table below because the actual volumes and prices are not fixed.

The following table summarizes SJG's contractual cash obligations and their applicable payment due dates as of December 31, 2017 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$829,173	$63,809	$236,818	$58,993	$469,553
Interest on Long-Term Debt	250,187	28,063	43,698	40,202	138,224
Commodity Supply Purchase Obligations	494,395	94,406	118,828	59,773	221,388
Environmental Remediation Costs	171,696	66,040	60,697	1,386	43,573
Construction Obligations	112,275	112,275	—	—	—
Operating Leases	269	180	89	—	—
New Jersey Clean Energy Program	13,154	13,154	—	—	—
Other Purchase Obligations	2,437	2,437	—	—	—

Total Contractual Cash Obligations	$1,873,586	$380,364	$460,130	$160,354	$872,738

Long-Term Debt in the table above does not include unamortized debt issuance costs of $7.3 million, which are reclassified to Long-Term Debt on the balance sheets.

Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG made contributions to its employee pension plans totaling $8.0 million in January 2017; SJG did not make a pension plan contribution in 2016. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Off-Balance Sheet Arrangements - SJG has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

South Jersey Industries, Inc.

Commodity Market Risks - Certain regulated and nonregulated SJI subsidiaries are involved in buying, selling, transporting and storing natural gas, and buying and selling retail electricity and SREC's, for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, SJI enters into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by SJI's Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded the net pre-tax (loss) gain on these contracts of $(13.7) million, $26.9 million and $8.4 million in earnings during 2017, 2016 and 2015, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility on the consolidated statements of income.

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2017 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$5,022	$131	$2	$5,155

Prices provided by other external sources	20,695	1,170	4	21,869

Prices based on internal models or other valuation methods	16,422	4,601	80	21,103

Total	$42,139	$5,902	$86	$48,127

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$9,530	$1,139	$18	$10,687

Prices provided by other external sources	22,454	1,827	2	24,283

Prices based on internal models or other valuation methods	14,954	2,852	187	17,993

Total	$46,938	$5,818	$207	$52,963

•NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 27.2 MMdts with a weighted average settlement price of $3.02 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 47.4 MMdts with a weighted average settlement price of $(0.50) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 28.7 MMdts with a weighted average settlement price of $3.22 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.5 MMWh with a weighted average settlement price of $33.46 per MWh.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2017	$16,271
Contracts Settled During 2017, Net	(12,243)
Other Changes in Fair Value from Continuing and New Contracts, Net	(8,864)

Net Derivatives - Energy Related Liabilities, December 31, 2017	$(4,836)

Marina’s solar energy projects rely on returns from electricity and SRECs.  A decrease in the value of electricity and SRECs impacted by market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.  To hedge against this risk, Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts.  The hedged percentage of projected SREC production related to in-service assets in New Jersey is 93% and 68% for energy years ending May 31, 2018 and 2019, respectively, and in Massachusetts is 54% for energy year ending December 31, 2018.  SREC production related to in-service assets in Maryland and Vermont is currently unhedged.  During 2017, SJI recorded impairment charges of $71.3 million on solar generating facilities, $43.9 million on those located in the state of Maryland, which was primarily driven as a result of declining market conditions, specifically market prices of Maryland SRECs. As of December 31, 2017, Marina had total net solar assets of $433.7 million, of which $364.3 million are located in New Jersey, $42.8 million are located in Massachusetts, $10.1 million are located in Maryland, and $16.5 million are located in Vermont.

Interest Rate Risk - Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at December 31, 2017 was $646.4 million and averaged $367.9 million during 2017. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.2 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; 2013 - 16 b.p. decrease.  At December 31, 2017, our average interest rate on variable-rate debt was 2.49%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2017, the interest costs on $904.2 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of December 31, 2017, SJI's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of December 31, 2017, SJI had approximately $6.5 million, or 13.5%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated with a rating of BBB+.

As of December 31, 2017, SJRG had $69.2 million of Accounts Receivable under sales contracts. Of that total, 50.8% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy-trading and hedging contracts determined under the mark-to-market method as of December 31, 2017 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$203	$5	$—	$208

Prices provided by other external sources	230	—	—	230

Prices based on internal models or other valuation methods	6,894		—	6,894

Total	$7,327	$5	$—	$7,332

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$1,580	$170	$—	$1,750

Prices provided by other external sources	2,848	—	—	2,848

Prices based on internal models or other valuation methods	4,842		—	4,842

Total	$9,270	$170	$—	$9,440

Contracted volumes of SJG's NYMEX contracts are 9.0 MMdts with a weighted-average settlement price of $2.98 per dt. Contracted volumes of SJG's Basis contracts are 0.3 MMdts with a weighted-average settlement price of $0.63 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2017	$4,435
Contracts Settled During 2017, Net	(4,062)
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,481)

Net Derivatives - Energy Related Liabilities, December 31, 2017	$(2,108)

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at December 31, 2017, was $252.0 million and averaged $151.6 million during 2017. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.9 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; and 2013 - 14 b.p. decrease. As of December 31, 2017, SJG's average interest rate on variable-rate debt was 2.28%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2017, the interest costs on $629.2 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 8. Financial Statements and Supplementary Data
Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2017	2016	2015
Operating Revenues:
Utility	$512,482	$453,819	$528,763
Nonutility	730,586	582,681	430,805
Total Operating Revenues	1,243,068	1,036,500	959,568
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	199,660	167,154	239,763
- Nonutility	646,567	413,833	319,579
Operations	174,200	151,957	148,672
Impairment Charges	91,299	—	—
Maintenance	19,727	17,549	16,183
Depreciation	100,718	90,389	72,451
Energy and Other Taxes	6,487	6,342	6,026
Total Operating Expenses	1,238,658	847,224	802,674
Operating Income	4,410	189,276	156,894

Other Income and Expense	15,474	9,989	9,510
Interest Charges	(54,019)	(31,449)	(31,622)
(Loss) Income Before Income Taxes	(34,135)	167,816	134,782
Income Taxes	24,937	(54,151)	(1,360)
Equity in Earnings (Losses) of Affiliated Companies	5,794	5,396	(27,812)
(Loss) Income from Continuing Operations	(3,404)	119,061	105,610
Loss from Discontinued Operations - (Net of tax benefit)	(86)	(251)	(503)
Net (Loss) Income	$(3,490)	$118,810	$105,107

Basic (Loss) Earnings per Common Share:
Continuing Operations	$(0.04)	$1.56	$1.54
Discontinued Operations	—	—	(0.01)
Basic (Loss) Earnings per Common Share	$(0.04)	$1.56	$1.53

Average Shares of Common Stock Outstanding - Basic	79,541	76,362	68,735

Diluted (Loss) Earnings per Common Share:
Continuing Operations	$(0.04)	$1.56	$1.53
Discontinued Operations	—	—	(0.01)
Diluted (Loss) Earnings per Common Share	$(0.04)	$1.56	$1.52

Average Shares of Common Stock Outstanding - Diluted	79,541	76,475	68,931

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2017	2016	2015
Net (Loss) Income	$(3,490)	$118,810	$105,107

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment (A)	(10,920)	(3,197)	5,518
Unrealized Gain (Loss) on Available-for-Sale Securities (B)	—	118	(53)
Unrealized Gain on Derivatives - Other (B)	1,536	197	321
Other Comprehensive Loss of Affiliated Companies (B)	—	—	(27)

Other Comprehensive (Loss) Income - Net of Tax	(9,384)	(2,882)	5,759

Comprehensive (Loss) Income	$(12,874)	$115,928	$110,866

(A) Determined using a combined average statutory tax rate of 27% for 2017 and 40% for 2016 and 2015.
(B) Determined using a combined average statutory tax rate of 39% for 2017 and 40% for 2016 and 2015.

The accompanying notes are an integral part of the consolidated financial statements.

Statements of Consolidated Cash Flows (In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net (Loss) Income	$(3,490)	$118,810	$105,107
Loss from Discontinued Operations	86	251	503
(Loss) Income from Continuing Operations	(3,404)	119,061	105,610
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Gain on Sale of Assets	(2,563)	—	—
Impairment Charges	91,299	—	—
Loss on Extinguishment of Debt	543	—	—
Depreciation and Amortization	123,486	109,818	91,042
Net Unrealized Loss (Gain) on Derivatives - Energy Related	13,667	(26,935)	(8,401)
Unrealized Loss (Gain) on Derivatives - Other	677	(647)	(96)
Provision for Losses on Accounts Receivable	6,949	6,907	14,730
CIP Receivable/Payable	915	(24,943)	(7,324)
Deferred Gas Costs - Net of Recoveries	(28,092)	11,753	28,648
Deferred SBC Costs - Net of Recoveries	(5,578)	(7,102)	9,557
Stock-Based Compensation Expense	4,254	3,892	2,213
Deferred and Noncurrent Income Taxes - Net	10,082	55,789	3,861
Environmental Remediation Costs - Net of Recoveries	(39,860)	(39,731)	(22,057)
Gas Plant Cost of Removal	(7,062)	(6,070)	(5,096)
Pension Contribution	(10,000)	—	(15,000)
Changes in:
Accounts Receivable	21	(67,160)	92,624
Inventories	5,589	387	9,226
Prepaid and Accrued Taxes - Net	(23,366)	4,253	(9,091)
Accounts Payable and Other Accrued Liabilities	58,858	112,199	(103,410)
Derivatives - Energy Related	899	6,723	(8,069)
Other Assets and Liabilities (See Note 1)	(6,989)	4,477	8,796
Cash Flows from Discontinued Operations	(4)	(44)	(1,033)

Net Cash Provided by Operating Activities	190,321	262,627	186,730

Cash Flows from Investing Activities:
Capital Expenditures (See Note 1)	(272,965)	(279,423)	(343,883)
Purchase of Available for Sale Securities	—	—	(6,059)
Proceeds from Sale of Property, Plant and Equipment	3,547	—	—
Investment in Long-Term Receivables	(9,324)	(10,886)	(19,033)
Proceeds from Long-Term Receivables	9,861	10,014	8,769
Notes Receivable	22,884	9,916	(9,916)
Purchase of Company-Owned Life Insurance	(9,180)	(2,398)	(2,328)
Acquisition of Subsidiary, Net of Cash & Restricted Cash Acquired (See Note 1)	—	—	3,133
Investment in Affiliate	(29,636)	(12,943)	(20,229)
Return of Investment in Affiliate	—	4,750	—
Advances on Notes Receivable - Affiliate	(2,451)	—	(2,075)
Net Repayment of Notes Receivable - Affiliate	—	672	4,276

Net Cash Used in Investing Activities (See Note 1)	(287,264)	(280,298)	(387,345)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	50,300	(135,600)	186,000
Proceeds from Issuance of Long-Term Debt	450,000	61,000	130,000
Payments for Issuance of Long-Term Debt	(14,204)	(147)	(64)
Principal Repayments of Long-Term Debt	(293,309)	(49,366)	(125,009)
Dividends on Common Stock	(87,308)	(82,380)	(70,158)
Net Settlement of Restricted Stock (See Note 1)	(751)	(387)	(333)
Proceeds from Sale of Common Stock	—	214,426	63,192
Payment of Lease Obligation	—	(10,600)	—

Net Cash Provided by (Used in) Financing Activities	104,728	(3,054)	183,628

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,785	(20,725)	(16,987)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (See Note 1)	31,910	52,635	69,622

Cash, Cash Equivalents and Restricted Cash at End of Year (See Note 1)	$39,695	$31,910	$52,635

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest (Net of Amounts Capitalized)	$51,456	$32,372	$30,915
Income Taxes (Refunds) Paid	$(8,348)	$194	$1,828

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$32,253	$39,130	$51,433
Notes Receivable from Affiliate Exchanged for Notes Receivable from a Third Party	$—	$—	$16,389
Notes Receivable Exchanged for Accounts Payable	$3,841	$10,168	$—

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2017	2016
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,652,244	$2,424,134
Accumulated Depreciation	(498,161)	(471,222)
Nonutility Property and Equipment, at cost	741,027	821,942
Accumulated Depreciation	(194,913)	(151,084)

Property, Plant and Equipment - Net	2,700,197	2,623,770

Investments:
Available-for-Sale Securities	36	32
Restricted Investments	31,876	13,628
Investment in Affiliates	62,292	28,906

Total Investments	94,204	42,566

Current Assets:
Cash and Cash Equivalents	7,819	18,282
Accounts Receivable	202,379	222,339
Unbilled Revenues	73,377	59,680
Provision for Uncollectibles	(13,988)	(12,744)
Notes Receivable	—	1,454
Notes Receivable - Affiliate	4,913	2,461
Natural Gas in Storage, average cost	48,513	53,857
Materials and Supplies, average cost	4,239	6,753
Prepaid Taxes	41,355	17,471
Derivatives - Energy Related Assets	42,139	72,391
Other Prepayments and Current Assets	28,247	31,369

Total Current Assets	438,993	473,313

Regulatory and Other Noncurrent Assets:
Regulatory Assets	469,224	410,746
Derivatives - Energy Related Assets	5,988	8,502
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	28,721	29,037
Notes Receivable	—	25,271
Goodwill	3,578	4,838
Identifiable Intangible Assets	12,480	15,820
Other	98,426	83,429

Total Regulatory and Other Noncurrent Assets	631,692	590,918

Total Assets	$3,865,086	$3,730,567

The accompanying notes are an integral part of the consolidated financial statements.

	2017	2016
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 120,000,000 shares; Outstanding Shares: 79,549,080 (2017) and 79,478,055 (2016)
Balance at Beginning of Year	$99,347	$88,707
Common Stock Issued or Granted Under Stock Plans	89	10,640
Balance at End of Year	99,436	99,347
Premium on Common Stock	709,658	706,943
Treasury Stock (at par)	(271)	(266)
Accumulated Other Comprehensive Loss	(36,765)	(27,381)
Retained Earnings	420,351	510,597

Total Equity	1,192,409	1,289,240

Long-Term Debt	1,122,999	808,005

Total Capitalization	2,315,408	2,097,245

Current Liabilities:
Notes Payable	346,400	296,100
Current Portion of Long-Term Debt	63,809	231,909
Accounts Payable	284,899	243,669
Customer Deposits and Credit Balances	43,398	48,068
Environmental Remediation Costs	66,372	46,120
Taxes Accrued	2,932	2,082
Derivatives - Energy Related Liabilities	46,938	60,082
Derivatives - Other Current	748	681
Deferred Contract Revenues	259	—
Interest Accrued	9,079	6,231
Pension Benefits	2,388	2,463
Other Current Liabilities	15,860	15,219

Total Current Liabilities	883,082	952,624

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	86,884	343,549
Pension and Other Postretirement Benefits	101,544	95,235
Environmental Remediation Costs	106,483	108,893
Asset Retirement Obligations	59,497	59,427
Derivatives - Energy Related Liabilities	6,025	4,540
Derivatives - Other Noncurrent	9,622	9,349
Regulatory Liabilities	287,105	49,121
Other	9,436	10,584

Total Deferred Credits and Other Noncurrent Liabilities	666,596	680,698

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,865,086	$3,730,567

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2015, 2016 and 2017

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2015	$85,418	$438,384	$(330)	$(30,258)	$439,218	$932,432
Net Income	—	—	—	—	105,107	105,107
Other Comprehensive Income, Net of Tax	—	—	—	5,759	—	5,759
Common Stock Issued or Granted Under Stock Plans	3,289	61,076	34	—	—	64,399
Cash Dividends Declared - Common Stock ($1.02 per share)	—	—	—	—	(70,158)	(70,158)

Balance at December 31, 2015	88,707	499,460	(296)	(24,499)	474,167	1,037,539
Net Income	—	—	—	—	118,810	118,810
Other Comprehensive Loss, Net of Tax	—	—	—	(2,882)	—	(2,882)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,640	207,483	30	—	—	218,153
Cash Dividends Declared - Common Stock ($1.07 per share)	—	—	—	—	(82,380)	(82,380)

Balance at December 31, 2016	99,347	706,943	(266)	(27,381)	510,597	1,289,240
Net Loss	—	—	—	—	(3,490)	(3,490)
Other Comprehensive Loss, Net of Tax	—	—	—	(9,384)	—	(9,384)
Common Stock Issued or Granted Under Stock Plans	89	2,715	(5)	—	—	2,799
Cash Dividends Declared - Common Stock ($1.10 per share)	—	—	—	—	(87,308)	(87,308)
Excess Tax Benefit on Restricted Stock	—	—	—	—	552	552

Balance at December 31, 2017	$99,436	$709,658	$(271)	$(36,765)	$420,351	$1,192,409

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (B)	Unrealized Gain (Loss) on Available- for-Sale Securities (B)	Other Comprehensive Income (Loss) of Affiliated Companies (B)	Accumulated Other Comprehensive Loss

Balance at January 1, 2015	$(27,663)	$(2,450)	$(75)	$(70)	$(30,258)
Changes During Year	5,518	321	(53)	(27)	5,759
Balance at December 31, 2015	(22,145)	(2,129)	(128)	(97)	(24,499)
Changes During Year	(3,197)	197	118	—	(2,882)
Balance at December 31, 2016	(25,342)	(1,932)	(10)	(97)	(27,381)
Changes During Year	(10,920)	1,536	—	—	(9,384)
Balance at December 31, 2017	$(36,262)	$(396)	$(10)	$(97)	$(36,765)

(A) Determined using a combined average statutory tax rate of 27% for 2017 and 40% for 2016 and 2015.
(B) Determined using a combined average statutory tax rate of 39% for 2017 and 40% for 2016 and 2015.

The accompanying notes are an integral part of the consolidated financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Revenues	$517,254	$461,055	$534,290
Operating Expenses:
Cost of Sales (Excluding depreciation)	204,432	174,390	245,290
Operations	98,992	95,609	107,836
Maintenance	19,727	17,549	16,183
Depreciation	53,887	47,432	41,365
Energy and Other Taxes	3,729	3,620	4,031
Total Operating Expenses	380,767	338,600	414,705
Operating Income	136,487	122,455	119,585
Other Income and Expense	6,475	3,831	3,844
Interest Charges	(24,705)	(17,875)	(19,906)
Income Before Income Taxes	118,257	108,411	103,523
Income Taxes	(45,700)	(39,366)	(36,945)
Net Income	$72,557	$69,045	$66,578

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income	$72,557	$69,045	$66,578

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment (A)	(11,090)	(2,197)	1,617
Unrealized Gain (Loss) on Available-for-Sale Securities (B)	—	98	(23)
Unrealized Gain on Derivatives - Other (B)	27	27	23

Other Comprehensive (Loss) Income - Net of Tax	(11,063)	(2,072)	1,617

Comprehensive Income	$61,494	$66,973	$68,195

(A) Determined using a combined average statutory tax rate of 27% for 2017 and 40% for 2016 and 2015.
(B) Determined using a combined average statutory tax rate of 39% for 2017 and 40% for 2016 and 2015.

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net Income	$72,557	$69,045	$66,578
Provided by Operating Activities:
Depreciation and Amortization	71,654	63,901	58,668
Provision for Losses on Accounts Receivable	6,949	6,993	14,689
CIP Receivable/Payable	915	(24,943)	(7,324)
Deferred Gas Costs - Net of Recoveries	(28,092)	11,753	28,648
Deferred SBC Costs - Net of Recoveries	(5,578)	(7,102)	9,557
Environmental Remediation Costs - Net of Recoveries	(39,860)	(39,735)	(22,058)
Deferred and Noncurrent Income Taxes and Credits - Net	78,712	40,980	39,148
Gas Plant Cost of Removal	(7,062)	(6,070)	(5,096)
Pension Contribution	(7,997)	—	(12,020)
Changes in:
Accounts Receivable	(28,129)	(24,867)	8,597
Inventories	(3,222)	2,696	11,198
Prepaid and Accrued Taxes - Net	(20,993)	3,980	(7,129)
Other Prepayments and Current Assets	1,183	(448)	(9,717)
Gas Purchases Payable	19,526	14,879	(13,423)
Accounts Payable and Other Accrued Liabilities	(1,753)	35,982	(2,264)
Other Assets	(16,925)	(7,065)	4,996
Other Liabilities (See Note 1)	14,784	2,183	1,504
Net Cash Provided by Operating Activities	106,669	142,162	164,552

Cash Flows from Investing Activities:
Capital Expenditures	(248,864)	(225,287)	(207,785)
Note Receivable	—	9,916	(9,916)
Purchase of Company Owned Life Insurance	(4,875)	—	—
Investment in Long-Term Receivables	(9,324)	(10,886)	(19,033)
Proceeds from Long-Term Receivables	9,861	10,014	8,769
Net Cash Used in Investing Activities (See Note 1)	(253,202)	(216,243)	(227,965)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(52,300)	(30,100)	33,000
Proceeds from Issuance of Long-Term Debt	400,000	61,000	80,000
Principal Repayments of Long-Term Debt	(215,909)	(27,909)	(11,009)
Payments for Issuance of Long-Term Debt	(2,030)	(63)	(9)
Dividends on Common Stock	(20,000)	—	(40,764)
Additional Investment by Shareholder	40,000	65,000	—
Net Cash Provided by Financing Activities	149,761	67,928	61,218

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,228	(6,153)	(2,195)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period (See Note 1)	1,391	7,544	9,739

Cash, Cash Equivalents and Restricted Cash at End of Period (See Note 1)	$4,619	$1,391	$7,544

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$23,729	$18,497	$19,373
Income Taxes (Net of Refunds)	$(8,476)	$(1)	$(1,665)

Supplemental Disclosures of Noncash Investing Activities
Capital Expenditures acquired on account but not paid at year-end	$25,889	$25,275	$24,857

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2017	December 31, 2016
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,652,244	$2,424,134
Accumulated Depreciation	(498,161)	(471,222)

Property, Plant and Equipment - Net	2,154,083	1,952,912

Investments:
Restricted Investments	2,912	32

Total Investments	2,912	32

Current Assets:
Cash and Cash Equivalents	1,707	1,359
Accounts Receivable	78,571	69,651
Accounts Receivable - Related Parties	988	1,355
Unbilled Revenues	54,980	41,754
Provision for Uncollectibles	(13,799)	(12,570)
Natural Gas in Storage, average cost	14,932	11,621
Materials and Supplies, average cost	825	914
Prepaid Taxes	38,326	16,428
Derivatives - Energy Related Assets	7,327	5,434
Other Prepayments and Current Assets	12,670	13,853

Total Current Assets	196,527	149,799

Regulatory and Other Noncurrent Assets:
Regulatory Assets	469,224	410,746
Long-Term Receivables	25,851	25,758
Derivatives - Energy Related Assets	5	373
Other	17,372	12,303

Total Regulatory and Other Noncurrent Assets	512,452	449,180

Total Assets	$2,865,974	$2,551,923

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	December 31, 2017	December 31, 2016
Capitalization and Liabilities
Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	315,827
Accumulated Other Comprehensive Loss	(25,997)	(14,934)
Retained Earnings	585,838	533,159

Total Equity	921,433	839,900

Long-Term Debt	758,052	423,177

Total Capitalization	1,679,485	1,263,077

Current Liabilities:
Notes Payable	52,000	104,300
Current Portion of Long-Term Debt	63,809	215,909
Accounts Payable - Commodity	43,341	23,815
Accounts Payable - Other	41,365	45,370
Accounts Payable - Related Parties	17,029	11,216
Derivatives - Energy Related Liabilities	9,270	1,372
Derivatives - Other Current	389	386
Customer Deposits and Credit Balances	41,656	45,816
Environmental Remediation Costs	66,040	45,018
Taxes Accrued	1,760	855
Pension Benefits	2,353	2,428
Interest Accrued	7,615	5,369
Other Current Liabilities	7,027	8,011

Total Current Liabilities	353,654	509,865

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	287,105	49,121
Deferred Income Taxes - Net	280,746	469,408
Environmental Remediation Costs	105,656	108,029
Asset Retirement Obligations	58,714	58,674
Pension and Other Postretirement Benefits	88,871	81,800
Derivatives - Energy Related Liabilities	170	—
Derivatives - Other Noncurrent	6,639	6,979
Other	4,934	4,970

Total Regulatory and Other Noncurrent Liabilities	832,835	778,981

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$2,865,974	$2,551,923

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2015	$5,848	$250,899	$(14,479)	$438,300	680,568
Net Income				$66,578	66,578
Other Comprehensive Gain, Net of Tax			1,617		1,617
Cash Dividends Declared – Common Stock				(40,764)	(40,764)
Additional Investment by Shareholder		—			—
Tax Deficiency from Restricted Stock Plan		(72)			(72)

Balance at December 31, 2015	5,848	250,827	(12,862)	464,114	707,927
Net Income				69,045	69,045
Other Comprehensive Loss, Net of Tax			(2,072)		(2,072)
Cash Dividends Declared – Common Stock				—	—
Additional Investment by Shareholder		65,000			65,000
Tax Deficiency from Restricted Stock Plan		—			—

Balance at December 31, 2016	5,848	315,827	(14,934)	533,159	839,900
Net Income				72,557	72,557
Other Comprehensive Loss, Net of Tax			(11,063)		(11,063)
Cash Dividends Declared – Common Stock				(20,000)	(20,000)
Additional Investment by Shareholder		40,000			40,000
Excess tax benefit - See Footnote 1				122	122
Tax Deficiency from Restricted Stock Plan		(83)			(83)

Balance at December 31, 2017	$5,848	$355,744	$(25,997)	$585,838	$921,433
The accompanying notes are an integral part of the financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Available-for-Sale Securities (B)	Unrealized Gain (Loss) on Derivatives (B)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2015	$(13,837)	$(75)	$(567)	$(14,479)
Changes During Year	1,617	(23)	23	1,617
Balance at December 31, 2015	(12,220)	(98)	(544)	(12,862)
Changes During Year	(2,197)	98	27	(2,072)
Balance at December 31, 2016	(14,417)	—	(517)	(14,934)
Changes During Year	(11,090)	—	27	(11,063)
Balance at December 31, 2017	$(25,507)	$—	$(490)	$(25,997)

(A) Determined using a combined average statutory tax rate of 27% for 2017 and 40% for 2016 and 2015.
(B) Determined using a combined average statutory tax rate of 39% for 2017 and 40% for 2016 and 2015.

The accompanying notes are an integral part of the financial statements.

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

▪
Marina Energy, LLC (Marina) develops and operates on-site energy-related projects. It currently operates projects in New Jersey, Maryland, Massachusetts and Vermont. The significant wholly-owned subsidiaries of Marina include:

•	ACB Energy Partners, LLC (ACB) owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•
AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE) and SX Landfill Energy, LLC (SXLE) own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

•	MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS) own and operate solar-generation sites located in New Jersey.

▪
South Jersey Energy Service Plus, LLC (SJESP) serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP will receive commissions paid on service contracts from the third party on a go forward basis. This transaction did not have a material impact on the consolidated financial statements.

•
SJI Midstream, LLC (Midstream) invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey.

In October 2017, SJI announced that it had entered into agreements to acquire the assets of Elizabethtown Gas and Elkton Gas from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas. SJI is acquiring the assets of both companies for total consideration of $1.7 billion. The transaction is expected to close in mid-2018, and is subject to approvals by the New Jersey Board of Public Utilities (BPU) and the Maryland Public Service Commission (PSC), with limited approvals also required from the Federal Energy Regulatory Commission (FERC) and the Federal Communications Commission (FCC), as well as certain anti-trust filings and approvals.

In connection with the acquisition, SJI has incurred total fees of $27.4 million during the year ended December 31, 2017. Of these fees, $14.5 million were related to consulting and legal expenses and recorded as Operating Expenses in the statements of consolidated income for the year ended December 31, 2017. The remaining $12.9 million relates to a 364-day, $2.6 billion senior unsecured bridge facility (the “Bridge Facility”), which was entered into in the fourth quarter of 2017 (see Note 14). Debt issuance costs associated with the Facility totaled $10.4 million and are being amortized over the term of the Facility, with $2.6 million amortized to interest expense in 2017. Also incurred is $2.5 million of ticking fees which are also recorded as interest expense for the year ended December 31, 2017. The interest expenses noted above are recorded in Interest Charges in the statements of consolidated income. All of the above costs are included in the Corporate & Services segment.

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

Certain reclassifications have been made to SJI's and SJG's prior period consolidated statements of cash flows to conform to the current period presentation. Restricted cash is now combined with cash and cash equivalents when reconciling the beginning and end of period balances on the consolidated statements of cash flows of SJI, as well as the statements of cash flows for SJG, to conform to ASU 2016-18, which is described below under "New Accounting Pronouncements." This combination of restricted cash and cash and cash equivalents caused Cash Flows from Investing Activities for both SJI and SJG to be adjusted in order to add restricted cash obtained through an acquisition (SJI only), as well as to remove items relating to capital expenditures and proceeds from restricted investments (SJI only), as well as the sale of restricted investments in a margin account and from escrowed loan proceeds (SJI and SJG).

Certain reclassifications have been made to SJI's prior period consolidated statements of cash flows to conform to the current period presentation. Cash paid by an employer when directly withholding shares for tax-withholding purposes is now classified as a financing activity in the consolidated statements of cash flows to conform to ASU 2016-09, which is described below under "New Accounting Pronouncements." This caused SJI's prior period Cash Flows Provided by Operating Activities (Other Assets and Liabilities) to increase by $0.4 million and $0.3 million for 2016 and 2015, respectively, and Net Cash Flows from Financing Activities (Net Settlement of Restricted Stock) to decrease by the same amount. Also, excess tax benefits from restricted stock are now classified along with other income tax cash flows as an operating activity per the new ASU. This caused $0.4 million and $0.1 million to be reclassed out of SJI's and SJG's, respectively, 2015 Cash Flows Provided by Financing Activities (Other) into Cash Flows Provided by Operating Activities (Other Assets and Liabilities).

Certain reclassifications have been made to SJI's prior period segments disclosures to conform to the current period presentation. The activities of SJI Midstream, which were presented in the Corporate & Services segment in 2015 and 2016, are now separated into the Midstream segment in 2017. This caused prior period adjustments to Property Additions and Identifiable Assets in Note 8.

Certain reclassifications have been made to SJG's related party transactions disclosures to conform to the current period presentation. The operating revenues of "Marina" and "Other" were adjusted for proper presentation of the SJI wholly-owned subsidiaries (Marina) and the SJI affiliates (Other) in Note 3.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. We include the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Earnings (Loss) of Affiliated Companies (see Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  In 2015, the Company recorded a $7.7 million (net of tax) non-cash charge to earnings due to the reduction in the carrying value of an investment in a project entered into by Energenic (see Note 7). No impairment losses were recorded on equity investments during 2017 or 2016. SJG does not hold any equity investments.

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

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For SJG and SJE retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. SJRG's gas revenues are recognized in the period the commodity is delivered. Realized and unrealized gains and losses on energy-related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. We recognize revenues on commissions received related to SJESP appliance service contracts from a third party on a monthly basis as these commissions are earned. Marina recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

REVENUE-BASED TAXES — SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both utility revenue and energy and other taxes and totaled $1.2 million, $1.1 million, and $1.2 million in 2017, 2016 and 2015, respectively.

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

ASSET RETIREMENT OBLIGATIONS - The amounts included under Asset Retirement Obligations (ARO) are primarily related to the legal obligations SJI has to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity was as follows (in thousands):

	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
AROs as of January 1,	$59,427	$57,943
Accretion	1,955	1,937
Additions	1,008	1,098
Settlements	(2,893)	(1,551)
ARO's as of December 31,	$59,497	$59,427

	2017	2016
SJG:
AROs as of January 1,	$58,674	$57,219
Accretion	1,925	1,908
Additions	1,008	1,098
Settlements	(2,893)	(1,551)
ARO's as of December 31,	$58,714	$58,674

PROPERTY, PLANT AND EQUIPMENT - For regulatory purposes, utility plant is stated at original cost, which may be different than SJG's cost if the assets were acquired from another regulated entity. Nonutility property, plant and equipment is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

SJG Utility Plant balances and SJI Nonutility Property and Equipment as of December 31, 2017 and 2016 were comprised of the following (in thousands):

	2017	2016
Utility Plant
Production Plant	$296	$296
Storage Plant	61,909	60,661
Transmission Plant	258,598	257,169
Distribution Plant	2,044,421	1,871,703
General Plant	175,599	169,464
Other Plant	1,855	1,855
Utility Plant In Service	2,542,678	2,361,148
Construction Work In Progress	109,566	62,986
Total Utility Plant	$2,652,244	$2,424,134

Nonutility Property and Equipment
Solar Assets	$582,379	$652,683
Cogeneration Assets	125,614	124,172
Other Assets	33,034	45,087
Total Nonutility Property and Equipment	$741,027	$821,942

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.2% in each of 2017, 2016 and 2015. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income. As of December 31, 2017, total accumulated depreciation for utility and nonutility property and equipment was $498.2 million and $194.9 million, respectively.

DEBT ISSUANCE COSTS - Debt issuance costs are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt. See Note 14 for the total unamortized debt issuance costs that are recorded as a reduction to long-term debt on the consolidated balance sheets of SJI and SJG.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in SJG's last base rate proceeding. For SJG's accelerated infrastructure programs, SJG capitalizes interest on construction at a rate prescribed by the programs (see Note 10), and amounts are included in Utility Plant on the consolidated balance sheets. Marina and Midstream capitalize interest on capital projects in progress based on the actual cost of borrowed funds, and amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the statements of consolidated income.  The amount of interest capitalized by SJI (including SJG) for the years ended December 31, 2017, 2016 and 2015 was $2.0 million, $6.6 million and $4.9 million, respectively. The amount of interest capitalized by SJG for the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $5.3 million and $2.8 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

In 2017, SJI had reason to believe that, due to a significant decline in the market prices of Maryland solar renewable energy credits (SRECs), combined with an increase of operating expenses, the full carrying value of SJI’s Maryland solar facilities may not be recoverable. As a result, SJI performed an impairment test on the respective assets which led to an impairment charge of $43.9 million. Also, during the fourth quarter of 2017, as the Company updated its estimated future cash flows for the rest of its solar portfolio, the Company determined that the expected future undiscounted cash flows for certain individual solar facilities were below their carrying value and the assets were considered impaired. As a result, SJI recorded an additional impairment charge of $27.4 million in 2017. The fair values of the impaired solar facilities were determined using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, which were Level 3 fair value measurements. The key inputs to the methodology were forecasted SREC and electric revenues, operating expenses, salvage values, and discount rates.

Also in the fourth quarter of 2017, SJI observed its landfill gas-to-energy (LFGTE) assets were incurring continuing cash flow losses specifically due to larger than expected decreases in electric generation and increasing operating expenses, and as a result had reason to believe the carrying value of these assets may no longer be recoverable. As a result, SJI performed an impairment test on the respective assets which led to an impairment charge of $16.5 million. The fair values of the LFGTE assets were determined using a combination of market and cost approaches, which considers similar market transactions that are specific to the LFGTE assets. The cost and market approaches used are deemed Level 3 fair value measurements.

For the year ended December 31, 2017, SJI had total long-lived asset impairment charges (pre-tax) of $87.8 million. These impairment charges are recorded within Impairment Charges on the consolidated statements of income and are included within the On-Site Energy Production segment. No impairments on long-lived assets were identified at SJG for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, no impairments on long-lived assets were identified at SJI or SJG. See Note 17 for further information on Fair Value methodology.

Marina’s solar energy projects rely on returns from electricity and SRECs.  A further decrease in the value of electricity and SRECs due to market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.

DERIVATIVE INSTRUMENTS - SJI accounts for derivative instruments in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss (AOCL) and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. We currently have no cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under FASB ASC Topic 980, gains and losses on derivatives related to SJG's gas purchases are recorded through the Basic Gas Supply Service (BGSS) clause.

Initially and on an ongoing basis, we assess whether derivatives designated as hedges are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in AOCL will be reclassified into earnings when the forecasted transaction occurs, or when it is probable that it will not occur. Hedge accounting has been discontinued for all remaining derivatives that were designated as hedging instruments. As a result, unrealized gains and losses on these derivatives, that were previously recorded in AOCL on the consolidated balance sheets, are being recorded into earnings over the remaining life of the derivative. In March 2017, SJI entered into a new interest rate derivative and amended the existing interest rate derivative linked to unrealized losses previously recorded in AOCL (see Note 16).

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these costs during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, $8.7 million and $8.8 million , respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2017 and 2016, SJI held 216,642 and 212,617 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but is required to be accounted for in the period of enactment, which for SJI and SJG is the fourth quarter of 2017. See Note 4.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years. The cost of identifiable intangible assets of $12.5 million and $15.8 million are included in Noncurrent Assets on the consolidated balance sheets as of December 31, 2017 and 2016, respectively. The decrease in intangible assets of $3.3 million was attributable to a $2.2 million pre-tax impairment charge specific to the LFGTE assets customer relationships, which was primarily driven by revised assumptions for decreased electric production and increased operating expenses, and was recorded in Impairment Charges on the consolidated statements of income, and in the Company's On-Site Energy Production segment. Also contributing to the decrease in intangible assets was amortization expense recorded during 2017 of $1.1 million.

GOODWILL - Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The Company performed its annual goodwill impairment test in the fourth quarter of 2017 beginning with a qualitative assessment at the reporting unit level. The reporting unit level is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. Factors utilized in the qualitative analysis performed on goodwill in our reporting units include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.

In the absence of sufficient qualitative factors, goodwill impairment is determined using a two-step process. Step one identifies potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value exceeds book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, proceed to step two, which compares the implied fair value of the reporting unit's goodwill to the book value of the reporting unit goodwill. If the book value of goodwill exceeds the implied fair value, an impairment charge is recognized for the excess.

In connection with the annual goodwill impairment assessment, the Company performed a qualitative assessment over its business units and noted that as a result of the continuing cash flow losses incurred at the LFGTE's business unit, the two-step impairment test was necessary. Based on the results of the goodwill impairment test, the Company determined that the carrying value of the LFGTE's reporting unit was higher than the fair value, and accordingly, the Company recognized a pre-tax impairment charge of $1.3 million during the year ended December 31, 2017, recorded in Impairment Charges on the consolidated statements of income and included in the Company's On-Site Energy Production segment.

The Company concluded based on the results of the annual testing performed that, other than the impairment charges noted above, there were no other impairments identified for the years ended December 31, 2017 and 2016.

Goodwill of $3.6 million and $4.8 million is included in the Company's On-Site Energy Production segment and Noncurrent Assets on the consolidated balance sheets as of December 31, 2017 and 2016, respectively. SJG does not have any goodwill.

The following table summarizes the changes in Goodwill for the years ended December 31, 2017 and 2016, respectively (in thousands):

	2017	2016
Beginning Balance, January 1	$4,838	$8,880
Impairment of Goodwill (see above)	(1,260)	—
Fair Value Adjustments During Measurement Period (See Note 3)	—	(4,042)
Ending Balance, December 31	$3,578	$4,838

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2017, 2016 or 2015 had, or is expected to have, a material impact on the consolidated financial statements.

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

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management formed an implementation team that evaluated the impact that adoption of this guidance will have on the financial statements of SJI and SJG. This evaluation included assessing the impact of the guidance on our contracts in all our revenue streams by reviewing current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts. We expect that the majority of SJI and SJG revenue streams will be within the scope of the new guidance, which includes SJG’s regulated revenue under tariffs, for which no change in current revenue recognition practices is expected. Revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606. As a result, based on the review of customer contracts to date, SJI is not anticipating this guidance to have a material impact to SJI's or SJG's statements of consolidated income, cash flows or consolidated balance sheets upon adoption. The ASU does include expanded disclosure requirements, which we will include for periods beginning after December 15, 2017 as noted in the ASU. We do not anticipate any significant changes to our business processes, systems or internal controls over financial reporting needed to support recognition and disclosure under the new guidance. We are continuing with our implementation plan and expect to transition to the new guidance beginning in 2018 using the modified retrospective approach.

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

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management has formed an implementation team that is inventorying leases and evaluating the impact that adoption of this guidance will have on SJI's and SJG's financial statements, which includes monitoring industry specific developments including the exposure draft issued by the FASB that would introduce a land easement practical expedient to ASC 842. Consistent with the requirements of the standard, SJI and SJG will both transition to the new guidance using the modified retrospective approach. At this time the Company does not plan to early adopt the new guidance.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance did not have an impact on the financial statements of SJI or SJG.

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance did not have an impact on the financial statements of SJI or SJG.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of accounting for share-based payment arrangements. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Adoption of this guidance did not have a material impact on the financial statements of SJI or SJG; however, cash flow presentation was modified for SJI to conform to this guidance, as described under “Basis of Presentation” above.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard is intended to provide guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. This standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Both SJI and SJG early adopted this ASU in the first quarter of 2017, and adoption of this guidance did not have an impact on the financial statements of SJI or SJG.

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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Reform). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Reform and will improve the usefulness of information reported to financial statement users. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of SJI's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the years ended December 31, 2017, 2016 and 2015.   No stock appreciation rights have been issued under the plans. During the years ended December 31, 2017, 2016 and 2015, SJI granted 167,734, 194,347 and 158,929 restricted shares, respectively, to Officers and other key employees under the plans.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

In 2015, SJI began granting time-based shares of restricted stock, one-third of which vests annually over a three-year period and which are limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. In 2017, 2016, and 2015, Officers and other key employees were granted 53,058, 58,304, and 47,678 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

SJI granted 30,394, 35,197 and 26,338 restricted shares to Directors in 2017, 2016 and 2015, respectively.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2017, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2015 - Time	11,142	$29.47	N/A	N/A
	2016 - TSR	65,206	$22.53	18.1%	1.31%
	2016 - CEGR, Time	101,987	$23.52	N/A	N/A
	2017 - TSR	56,191	$32.17	20.8%	1.47%
	2017 - CEGR, Time	108,267	$33.69	N/A	N/A

Directors -	2017	30,394	$33.64	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the years ended December 31 (in thousands):

	2017	2016	2015
Officers & Key Employees	$3,232	$3,051	$1,128
Directors	1,022	841	769
Total Cost	4,254	3,892	1,897

Capitalized	(288)	(385)	(216)
Net Expense	$3,966	$3,507	$1,681

The table above reflects the reversal of approximately $1.1 million, $0.1 million and $1.2 million of previously recorded costs in 2017, 2016 and 2015, respectively. These reversals are associated with EPS-based grants for which performance goals were not met.

As of December 31, 2017, there was $5.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2017, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2017	295,515	35,197	$24.96
Granted	167,734	30,394	$33.24
Vested*	(114,199)	(35,197)	$24.81
Cancelled/Forfeited**	(6,257)	—	$28.77
Nonvested Shares Outstanding, December 31, 2017	342,793	30,394	$28.60

*Based on performance information available at the filing of this Report, management expects to award 15,092 shares associated with the 2015 grants to Officers and other key employees in 2018.
** Represents shares forfeited as a result of separation of employment prior to the satisfaction of service conditions.

During the years ended December 31, 2017 and 2016, SJI awarded 65,628 and 13,247, respectively, shares to its Officers and other key employees at a market value of $2.2 million and $0.3 million, respectively. In 2015, no shares were awarded. Also, during the years ended December 31, 2017, 2016 and 2015, SJI granted 30,394, 35,197 and 26,338 shares to its Directors at a market value of $1.0 million, $0.8 million and $0.8 million, respectively.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the years ended December 31, 2017, 2016 and 2015, SJG officers and other key employees were granted 24,001, 33,218 and 26,266 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the years ended December 31, 2017, 2016 and 2015 was $0.4 million and $0.6 million and 0.3 million, respectively. Approximately one-half of these costs were capitalized on SJG's balance sheets to Utility Plant.

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

PennEast Pipeline Company, LLC (PennEast) - Midstream has a 20% investment in PennEast, which is planning to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey.

Millennium Account Services, LLC (Millennium) - SJI and a joint venture partner formed Millennium, in which SJI has a 50% equity interest. Millennium reads utility customers’ meters on a monthly basis for a fee.

EnergyMark, LLC (EnergyMark) - SJE has a 33% investment in EnergyMark, an entity that acquires and markets natural gas to retail end users.
For the years ended December 31, 2017 and 2016, SJRG had net sales to EnergyMark of $37.5 million and $31.4 million, respectively.

The Company made net investments in unconsolidated affiliates of $32.1 million and $7.5 million in 2017 and 2016, respectively. As of December 31, 2017 and 2016, the outstanding balance of Notes Receivable – Affiliate was $18.2 million and $15.7 million, respectively. As of December 31, 2017, approximately $13.6 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $4.6 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2017, the Company had a net asset of approximately $62.3 million included in Investment in Affiliates on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2017 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $80.5 million.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties.

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2017	2016	2015
Loss before Income Taxes:
Sand Mining	$(84)	$(205)	$(422)
Fuel Oil	(175)	(179)	(338)
Income Tax Benefits	173	133	257
Loss from Discontinued Operations — Net	$(86)	$(251)	$(503)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$(0.01)

SJG RELATED-PARTY TRANSACTIONS - SJG conducts business with its parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

South Jersey Energy Solutions, LLC (SJES) - a wholly owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility operating businesses:

•
SJE - For SJE’s commercial customers, for which SJG performs billing services, SJG purchases the related accounts receivable at book value and charges them a purchase of receivable fee (POR) for potential uncollectible accounts, and assumes all risk associated with collection.

•	SJRG - SJG sells natural gas for resale and capacity release to SJRG and also meets some of SJG's gas purchasing requirements by purchasing natural gas from SJRG.

•	Marina - SJG provides natural gas transportation services to Marina under BPU-approved tariffs.

Millennium - Reads SJG's utility customers’ meters on a monthly basis for a fee.

Sales of gas to SJRG and SJE comply with Section 284.02 of the Regulations of the Federal Energy Regulatory Commission (FERC).

In addition to the above, SJG provides various administrative and professional services to SJI and each of the affiliates discussed above. Likewise, SJI provides substantial administrative services on SJG's behalf. For certain types of transactions, SJG served as central processing agents for the related parties discussed above. Amounts due to and due from these related parties for pass-through items are not considered material to SJG's financial statements as a whole.

A summary of related party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	2017	2016	2015
Operating Revenues/Affiliates (See Note 1):
SJRG	$4,458	$6,934	$5,342
Marina	314	302	185
Other	86	83	417
Total Operating Revenues/Affiliates	$4,858	$7,319	$5,944

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	2017	2016	2015
Costs of Sales/Affiliates (excluding depreciation)
SJRG*	$24,337	$16,306	$26,090

Derivative Losses/(Gains) (See Note 1):
SJRG	$—	$—	$64

Operations Expense/Affiliates:
SJI	$22,154	$20,296	$14,088
Millennium	2,856	2,803	2,746
Other	(653)	(198)	(412)
Total Operations Expense/Affiliates	$24,357	$22,901	$16,422

*As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

4.	INCOME TAXES:

SJI files a consolidated federal income tax return. State income tax returns are filed on a separate company basis in states where SJI has operations and/or a requirement to file.

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for SJI and SJG for the following reasons (in thousands):

	2017	2016	2015
SJI (includes SJG and all other consolidated subsidiaries):
Tax at Statutory Rate	$(9,915)	$60,624	$37,440
Increase (Decrease) Resulting from:
State Income Taxes	2,778	6,438	3,985
ESOP Dividend	(1,314)	(1,300)	(1,298)
Tax Reform Adjustments	(13,521)	—	—
Amortization of Investment Tax Credits - Utility	—	—	(149)
AFUDC	(3,094)	(900)	(1,109)
Investment and Other Tax Credits	(666)	(10,706)	(37,503)
Other - Net	795	(5)	(6)

Income Taxes:
Continuing Operations	(24,937)	54,151	1,360
Discontinued Operations	(173)	(133)	(257)
Total Income Tax (Benefit) Expense	$(25,110)	$54,018	$1,103

SJG:
Tax at Statutory Rate	41,390	37,944	36,233
Increase (Decrease) Resulting from:
State Income Taxes	5,955	4,096	4,584
Amortization of Investment Tax Credits	—	—	(149)
ESOP Dividend	(1,182)	(1,170)	(1,168)
AFUDC	(1,446)	(900)	(1,109)
Research and Development Credits	—	(613)	(1,400)
Other - Net	983	9	(46)
Total Income Tax Expense	45,700	39,366	36,945

The provision for Income Taxes is comprised of the following (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2017	2016	2015
Current:
Federal	$(34,971)	$—	$—
State	(48)	(1,638)	(2,352)
Total Current	(35,019)	(1,638)	(2,352)
Deferred:
Federal	5,761	44,246	(4,622)
State	4,321	11,543	8,483
Total Deferred	10,082	55,789	3,861
Investment Tax Credit - Utility	—	—	(149)
Income Taxes:
Continuing Operations	(24,937)	54,151	1,360
Discontinued Operations	(173)	(133)	(257)
Total Income Tax (Benefit) Expense	$(25,110)	$54,018	$1,103

SJG:
Current:
Federal	(33,012)	—	—
State	—	(1,614)	(2,203)
Total Current	$(33,012)	$(1,614)	$(2,203)
Deferred:
Federal	69,550	33,064	30,042
State	9,162	7,916	9,255
Total Deferred	$78,712	$40,980	$39,297
Investment Tax Credits	—	—	(149)
Total Income Tax Expense	$45,700	$39,366	$36,945

For the year ended December 31, 2017, the Company's overall taxes went from an expense in 2016 to a benefit in 2017 primarily due to adjustments made as a result of the Tax Cuts and Jobs Act (discussed below) along with an overall loss before income taxes, as opposed to income in 2016, primarily due to several impairment charges taken (see Note 1), along with an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 15). These were partially offset with the impact of recording no investment tax credits on renewable energy facilities in 2017 which is consistent with SJI's previously announced strategy of substantially reducing solar development.

Investment Tax Credits attributable to SJG are deferred and amortized at the annual rate of 3.0%, which approximates the life of related assets.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but is required to be accounted for in the period of enactment, which for SJI and SJG is the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, including provisions related to the permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, modification of bonus depreciation and changes to the deductibility of certain business related expenses. As a result of the change in the federal corporate income tax rate, SJI and SJG revalued deferred tax assets and liabilities to reflect the rates expected to be in effect as a result of Tax Reform. This resulted in SJI recording a $13.5 million income tax benefit for the decrease of its net deferred tax liabilities, which was recorded in Income Taxes on the consolidated statements of income for the year ended December 31, 2017. SJG also recorded a $263.8 million decrease in its net deferred tax liabilities, which resulted in an increase to SJG's regulatory liabilities as of December 31, 2017 as such amounts are probable of settlement or recovery through customer rates. The amount and timing of potential settlements of the established net regulatory liability will be determined by the BPU, subject to certain IRS "normalization" provisions. All adjustments related to Tax Reform were recorded in the Corporate & Services segment.

The SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of Tax Reform for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of Tax Reform.

The Company was able to make reasonable, good faith estimates of certain effects and, therefore, recorded provisional adjustments for the following: the tax rules regarding the appropriate bonus deprecation rate that should be applied to assets placed in service after September 27, 2017, including the information required to compute the applicable depreciable tax basis. Further, Tax Reform is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities. Tax Reform could also be subject to potential amendments and technical corrections which could impact the Company’s financial statements.

Any required changes to the provisional estimates would result in the recording of regulatory assets or liabilities to the extent such amounts are probable of settlement or recovery through customer rates and a net change to income tax expense for any other amounts. Final adjustments to the provisional amounts are expected to be recorded by the third quarter of 2018. The accounting for all other applicable provisions of Tax Reform is considered complete based on the current interpretation.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax assets and liabilities for SJI and SJG at December 31 (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2017	2016
Deferred Tax Assets:
Net Operating Loss Carryforward	$152,541	$211,004
Investment and Other Tax Credits	214,605	213,946
Derivatives / Unrealized Gain	2,068	—
Conservation Incentive Program	—	—
Deferred State Tax	16,905	28,833
Gross Up of Excess Deferred Taxes	76,426	—
Pension & Other Post Retirement Benefits	16,624	19,351
Deferred Revenues	5,726	7,669
Provision for Uncollectibles	3,854	5,231
Other	1,949	8,368
Total Deferred Tax Asset	$490,698	$494,402
Deferred Tax Liabilities:
Book versus Tax Basis of Property	$486,854	$732,535
Deferred Gas Costs - Net	10,254	2,052
Derivatives / Unrealized Loss	—	1,794
Environmental Remediation	31,393	32,885
Deferred Regulatory Costs	3,554	1,554
Budget Billing - Customer Accounts	4,043	3,347
Deferred Pension & Other Post Retirement Benefits	21,349	34,432
Conservation Incentive Program	7,721	11,846
Equity In Loss Of Affiliated Companies	1,377	3,092
Other	11,037	14,414
Total Deferred Tax Liability	$577,582	$837,951
Deferred Tax Liability - Net	$86,884	$343,549

SJG:
Deferred Tax Assets:
Net Operating Loss and Tax Credits	$73,785	$102,290
Deferred State tax	14,688	24,574
Provision for Uncollectibles	3,811	5,170
Gross Up of Excess Deferred Taxes	76,426	—
Pension & Other Post Retirement Benefits	15,031	17,264
Deferred Revenues	6,066	7,696
Other	2,413	3,573
Total Deferred Tax Assets	$192,220	$160,567

Deferred Tax Liabilities:
Book Versus Tax Basis of Property	$386,642	$532,330
Deferred Fuel Costs - Net	10,254	2,052
Environmental Remediation	31,637	33,573
Deferred Regulatory Costs	3,554	1,554
Deferred Pension & Other Post Retirement Benefits	21,349	34,432
Budget Billing - Customer Accounts	4,043	3,347
Section 461 Prepayments	866	1,147
Conservation Incentive Program	7,721	11,846
Other	6,900	9,694
Total Deferred Tax Liabilities	$472,966	$629,975

Deferred Tax Liability - Net	$280,746	$469,408

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2017 and 2016, there were no income taxes due to or from SJI.

As of December 31, 2017, SJI has the following federal and state net operating loss carryforwards (in thousands):

	Net Operating Loss Carryforwards
Expire in:	Federal	State
2031	$163,572	$45,866
2032	42,988	19,356
2033	56,007	35,271
2034	105,763	28,853
2035	49,572	9,956
2036	72,199	181,189
2037	96,326	74,175
	$586,427	$394,666

As of December 31, 2017, SJI has the following investment tax credit carryforwards (in thousands):

Expire in:	Investment Tax Credit Carryforward
2030	$11,628
2031	25,664
2032	32,031
2033	45,606
2034	37,699
2035	45,005
2036	11,744
2037	636
$210,013

SJI has $1.2 million of federal alternative minimum tax credits which have no expiration date. SJI also has research and development credits of $3.2 million that will expire between 2031 and 2035. As of December 31, 2017 and 2016, SJG has total federal net operating loss carryforwards of $261.1 million and $263.0 million, respectively, that will expire between 2031 and 2037. SJG has a state net operating loss carryforward of $208.8 million and $80.2 million that will expire between 2036 and 2037. SJG has research and development credits of $2.7 million which will expire between 2031 and 2035. A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. SJI and SJG believe that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2017	2016	2015
Balance at January 1,	$1,445	$559	$552
Increase as a result of tax positions taken in prior years	—	886	7
Balance at December 31,	$1,445	$1,445	$559

SJG:
Balance at January 1,	$1,361	$559	$552
Increase as a result of tax position taken in prior years	—	802	7
Balance at December 31,	$1,361	$1,361	$559

The total unrecognized tax benefits reflected in the table above exclude $0.8 million of accrued interest and penalties as of December 31, 2017 and $0.7 million as of December 31, 2016 and 2015 for both SJI and SJG. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2017, 2016 or 2015. The majority of the increased tax position in 2017 is attributable to research and development credits. The Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states and tax credits. Federal income tax returns from 2013 forward and state income tax returns from 2008 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31 (See Note 1):

	2017	2016	2015
Beginning of Year	79,478,055	70,965,622	68,334,860
New Issuances During Year:
Dividend Reinvestment Plan	—	417,095	2,604,424
Stock-Based Compensation Plan	71,025	45,338	26,338
Public Equity Offering	—	8,050,000	—
End of Year	79,549,080	79,478,055	70,965,622

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2017 of approximately $2.7 million was recorded in Premium on Common Stock.

In May 2016, SJI issued and sold 8,050,000 shares of its common stock, par value $1.25 per share pursuant to a public offering, raising net proceeds of approximately $203.6 million. The net proceeds from this offering were or will be used for capital expenditures, primarily for regulated businesses, including infrastructure investments at its utility business.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of December 31, 2017. SJG did not issue any new shares during the period. SJI owns all of the outstanding common stock of SJG.

EARNINGS PER COMMON SHARE (EPS) — Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 112,590 and 195,139 shares for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2017, incremental shares of 141,750 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI’s restricted stock as discussed in Note 2.

DIVIDENDS PER SHARE - Dividends per share were $1.10, $1.07 and $1.02 for the years ended December 31, 2017, 2016 and 2015, respectively.

DIVIDEND REINVESTMENT PLAN (DRP) — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. Prior to May 1, 2016, shares of common stock offered by the DRP had been issued directly by SJI from its authorized but unissued shares of common stock. SJI raised $10.8 million of equity capital through the DRP in 2016. Effective May 1, 2016, SJI switched to purchasing shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2017. SJI does not intend to issue equity capital via the DRP in 2018.

SJG RETAINED EARNINGS:

Various loan agreements contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of December 31, 2017, these loan restrictions did not affect the amount that may be distributed from SJG's retained earnings.

SJG declared and paid cash dividends of $20.0 million in 2017 to SJI. Cash dividends were not declared or paid to SJI in 2016. SJG declared and paid cash dividends of $40.8 million in 2015 to SJI. SJG received a $40.0 million and $65.0 million equity infusion from SJI in 2017 and 2016, respectively; there was no equity infusion in 2015. Future equity contributions will occur on an as needed basis.

7.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS —Marina is required to maintain escrow accounts related to ongoing capital projects. As of December 31, 2017 and 2016, the escrowed funds, including interest earned, totaled $0.3 million and $1.9 million, respectively, which are recorded in Restricted Investments on the consolidated balance sheets.

SJI and SJG maintain margin accounts with selected counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of December 31, 2017 and 2016, SJI's balances (including SJG) in these accounts totaled $31.6 million and $11.7 million, respectively, held by the counterparty, which is recorded in Restricted Investments on the consolidated balance sheets. As of December 31, 2017, SJG's balance held by the counterparty totaled $2.9 million and was recorded in Restricted Investments on the balance sheets. As of December 31, 2016, SJG's balance held by SJG as collateral was $3.6 million which was recorded in Accounts Payable - Other on the balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at December 31, 2017 and 2016, which would be included in Level 1 of the fair value hierarchy (see Note 17).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of December 31, 2017
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	7,819	1,707
Restricted Investments	31,876	2,912
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,695	$4,619

	As of December 31, 2016
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	18,282	1,359
Restricted Investments	13,628	32
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,910	$1,391

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

As of December 31, 2017, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the cogeneration assets and will evaluate the carrying value of the investment and the note receivable as future events occur.

NOTE RECEIVABLE - During 2017, SJI received the remaining balance in connection with an outstanding note receivable with a third party. Cash proceeds received in 2017 were $22.9 million.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $7.0 million and $9.5 million as of December 31, 2017 and 2016, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.7 million and $0.9 million as of December 31, 2017 and 2016, respectively.  The annual amortization to interest is not material to SJI's or SJG's consolidated financial statements.   The carrying amounts of these receivables approximate their fair value at December 31, 2017 and 2016, which would be included in Level 2 of the fair value hierarchy (see Note 17).

CREDIT RISK - As of December 31, 2017, SJI had approximately $6.5 million, or 13.5%, of current and noncurrent Derivatives–Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated with a rating of BBB+.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at December 31, 2017 and 2016, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 17).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of December 31, 2017 and 2016, were $1,216.1 million and $1,080.8 million, respectively. The carrying amounts of SJI's long-term debt, including current maturities, as of December 31, 2017 and 2016, were $1,186.8 million and $1,039.9 million, respectively. The carrying amounts as of December 31, 2017 and 2016 are net of unamortized debt issuance costs of $17.4 million and $7.6 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of December 31, 2017 and 2016, were $838.5 million and $673.1 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of December 31, 2017 and 2016, was $821.9 million and $639.1 million, respectively. The carrying amounts as of December 31, 2017 and 2016 are net of unamortized debt issuance costs of $7.3 million and $6.0 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at December 31, 2017 and 2016.

8.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker. These segments are as follows:

•	Gas utility operations (SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers. The result of SJG only are included in this operating segment.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS.

•
Appliance service operations includes SJESP, which serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP will receive commissions paid on service contracts from the third party on a go forward basis. This transaction did not have a material impact on the consolidated financial statements.

•	Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•	Costs incurred related to the agreement to acquire Elizabethtown Gas and Elkton Gas are recorded in the Corporate & Services segment.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	2017	2016	2015
Operating Revenues:
Gas Utility Operations	$517,254	$461,055	$534,290
Energy Group:
Wholesale Energy Operations	352,613	220,707	129,098
Retail Gas and Other Operations	111,048	92,371	87,198
Retail Electric Operations	179,534	182,540	150,049
Subtotal Energy Group	643,195	495,618	366,345
Energy Services:
On-Site Energy Production	99,517	94,375	63,665
Appliance Service Operations	6,488	7,898	11,186
Subtotal Energy Services	106,005	102,273	74,851
Corporate & Services	45,024	35,147	31,156
Subtotal	1,311,478	1,094,093	1,006,642
Intersegment Sales	(68,410)	(57,593)	(47,074)
Total Operating Revenues	$1,243,068	$1,036,500	$959,568

	2017	2016	2015
Operating Income:
Gas Utility Operations	$136,487	$122,455	$119,585
Energy Group:
Wholesale Energy Operations	(36,815)	41,667	35,024
Retail Gas and Other Operations	(2,468)	4,680	(3,218)
Retail Electric Operations	3,620	7,007	1,042
Subtotal Energy Group	(35,663)	53,354	32,848
Energy Services:
On-Site Energy Production	(83,654)	13,301	2,027
Appliance Service Operations	217	582	468
Subtotal Energy Services	(83,437)	13,883	2,495
Corporate and Services	(12,977)	(416)	1,966
Total Operating Income	$4,410	$189,276	$156,894

Depreciation and Amortization:
Gas Utility Operations	$71,654	$63,901	$58,668
Energy Group:
Wholesale Energy Operations	125	484	435
Retail Gas and Other Operations	323	337	161
Subtotal Energy Group	448	821	596
Energy Services:
On-Site Energy Production	46,928	43,395	30,242
Appliance Service Operations	153	301	316
Subtotal Energy Services	47,081	43,696	30,558
Corporate and Services	4,303	1,400	1,220
Total Depreciation and Amortization	$123,486	$109,818	$91,042

Interest Charges:
Gas Utility Operations	$24,705	$17,875	$19,906
Energy Group:
Wholesale Energy Operations	3,150	—	441
Retail Gas and Other Operations	250	350	185
Subtotal Energy Group	3,400	350	626
Energy Services:
On-Site Energy Production	16,838	11,961	8,169
Corporate and Services	24,804	12,118	11,822
Subtotal	69,747	42,304	40,523
Intersegment Borrowings	(15,728)	(10,855)	(8,901)
Total Interest Charges	$54,019	$31,449	$31,622

	2017	2016	2015

Income Taxes:
Gas Utility Operations	$45,700	$39,366	$36,945
Energy Group:
Wholesale Energy Operations	(14,720)	15,882	14,410
Retail Gas and Other Operations	(544)	2,118	(978)
Retail Electric Operations	1,480	2,862	426
Subtotal Energy Group	(13,784)	20,862	13,858
Energy Services:
On-Site Energy Production	(39,262)	(6,353)	(49,225)
Appliance Service Operations	4	232	186
Subtotal Energy Services	(39,258)	(6,121)	(49,039)
Corporate and Services	(17,595)	44	(404)
Total Income Taxes	$(24,937)	$54,151	$1,360

Property Additions (See Note 1):
Gas Utility Operations	$253,545	$228,275	$218,260
Energy Group:
Wholesale Energy Operations	14	7	382
Retail Gas and Other Operations	889	1,642	2,053
Subtotal Energy Group	903	1,649	2,435
Energy Services:
On-Site Energy Production (1)	12,588	38,193	139,018
Appliance Service Operations	260	431	379
Subtotal Energy Services	12,848	38,624	139,397
Midstream	218	505	—
Corporate and Services	2,233	636	1,902
Total Property Additions	$269,747	$269,689	$361,994

(1) The property additions for On-Site Energy Production in 2016 and 2015 do not include the approximately $5.6 million and $40.9 million of Property, Plant and Equipment obtained through the acquisition of eight Energenic projects as discussed in Note 3.

	2017	2016
Identifiable Assets (See Note 1):
Gas Utility Operations	$2,865,974	$2,551,923
Energy Group:
Wholesale Energy Operations	208,785	233,019
Retail Gas and Other Operations	56,935	52,729
Retail Electric Operations	34,923	41,280
Subtotal Energy Group	300,643	327,028
Energy Services:
On-Site Energy Production	582,587	767,710
Appliance Service Operations	1,338	2,879
Subtotal Energy Services	583,925	770,589
Discontinued Operations	1,757	1,756
Midstream	63,112	26,636
Corporate and Services	711,038	623,159
Intersegment Assets	(661,363)	(570,524)
Total Identifiable Assets	$3,865,086	$3,730,567

9.    LEASES:

Marina is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2017 and 2016, the carrying costs of this property and equipment under operating lease was $74.2 million and $75.9 million, respectively (net of accumulated depreciation of $34.5 million and $31.4 million , respectively), and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on this operating lease of property and equipment as of December 31, 2017 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2018	$5,396
2019	5,396
2020	5,396
2021	5,396
2022	5,396
Thereafter	23,834
Total minimum future rentals	50,814

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

10.	RATES AND REGULATORY ACTIONS:

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

For the preceding three years, regulatory actions regarding the BGSS were as follows:

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

•
April 2017 - SJG provided a BGSS bill credit of approximately $8.0 million to its residential and small commercial customers. The credit was in addition to the overall rate reduction that was approved by the BPU and took effect in October 2016.

•	June 2017 - SJG filed its annual BGSS filing with the BPU, requesting a $4.7 million decrease in gas cost recoveries.

•
September 2017 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $4.7 million decrease in gas cost recoveries associated with the 2017-2018 BGSS year, effective October 2017.

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

For the preceding three years, regulatory actions regarding the CIP were as follows:

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

•
June 2017 - SJG filed its annual CIP filing with the BPU requesting a $0.2 million increase in revenues, which included a $1.1 million increase in non-weather related revenues and a $0.9 million decrease in weather related revenues.

•	September 2017 - The BPU issued an Order approving the 2017-2018 CIP Year rates filed in June 2017, effective October 2017.

Accelerated Infrastructure Replacement Program (AIRP) - In February 2013, the BPU issued an Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. Pursuant to the Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.
For the preceding three years, regulatory actions regarding AIRP were as follows:

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

•
October 2016 - The BPU issued an Order approving an extension of the AIRP for a five-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. The BPU also approved an $11.0 million increase in revenues associated with the roll in of $80.2 million of AIRP investments, inclusive of $5.7 million of Allowance for Funds Used During Construction (AFUDC) into base rates, effective December 1, 2016.

•
April 2017 - SJG filed a petition, pursuant to the October 2016 BPU approval of the AIRP II, seeking a base rate adjustment to increase annual revenues by approximately $4.5 million to reflect the roll-in of $42.0 million of AIRP II investments made from October 1, 2016 through June 30, 2017.

•
September 2017 - The BPU issued an Order approving an increase in annual revenues from base rates of $5.0 million to reflect the roll-in of $46.1 million AIRP II investments made from October 2016 through June 2017, effective October 1, 2017.

Storm Hardening and Reliability Program (SHARP) - In August 2014, the BPU issued an order approving a $103.5 million Storm Hardening and Reliability Program (“SHARP”) to replace low pressure distribution mains and services with high pressure mains and services in coastal areas that are susceptible to flooding during major storm events over a three-year period. Pursuant to the Order, SHARP investments are to be recovered through annual base rate adjustments.

Since SHARP’s initial BPU approval, regulatory actions regarding SHARP included the following:

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

•
April 2017 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $3.98 million to reflect approximately $35.7 million of SHARP investments made from July 2016 through June 2017.

•
September 2017 - The BPU issued an Order approving an increase in annual revenues from base rates of $3.6 million to reflect the roll-in of $33.3 million SHARP investments made from July 2016 through June 2017, effective October 1, 2017.

•
November 2017 - SJG filed a petition with the BPU for approval to continue its storm hardening efforts under a second phase of SHARP (“SHARP II”). Phase one of SJG’s initial SHARP expired in June of 2017. In its petition, SJG proposed a three-year program, with a total investment level of approximately $110.25 million, focused on four system enhancement projects within the coastal regions. SJG also proposed to recover the SHARP II through annual base rate adjustments, with no impact to customer bills until October 2019. The related petition is currently pending BPU approval.

Energy Efficiency Tracker (EET) - In July 2009, the BPU issued an Order approving a $17.0 million Energy Efficiency Program (EEP I), under which SJG was permitted to invest in energy efficiency programs (EEPs) for residential, commercial and industrial customers over a two-year period. Pursuant to the Order, SJG was also permitted to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments annually through the Energy Efficiency Tracker (“EET”). In June 2013, the BPU authorized SJG to continue to offer EEPs through June 2015 with an approved budget of $24.0 million.

Regulatory actions regarding the EET/EEP were as follows:

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

•
August 2015, the BPU approved a two-year extension of SJG's EEPs through August 31, 2017, with a program budget of $36.3 million. The BPU’s approval permitted SJG to adjust its EET rate, effective September 1, 2015, to increase annual revenues by $2.6 million , to recover projected costs and the allowed return on the first year of its investments in the EEP extension.

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

•
January 2017 - The BPU issued an Order approving SJG’s request to extend the expiration date of EEP III from August 2017 to December 2018, without any modification to the subprograms or the amount of the previously authorized budget of $36.3 million, inclusive of operation and maintenance expenses.

•
June 2017 - SJG filed its Eighth Annual EET Filing, requesting a $3.0 million increase in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEPs.

•	November 2017 - The BPU issued an Order approving a revenue increase of $2.6 million associated with the Eighth Annual EET Filing, effective December 1, 2017.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program. SBC adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

For the preceding three years, regulatory actions regarding the SBC, with the exception of USF, which requires separate regulatory filings, were as follows:

•	July 2015 - SJG made its annual 2015-2016 SBC filing, requesting a $5.0 million decrease in SBC revenues. The BPU approved this filing in April 2016.

•	July 2016 - SJG made its annual 2016-2017 SBC filing, requesting a $16.0 million increase in SBC revenues. The BPU approved this filing in May 2017.

•	July 2017 - SJG made its annual 2017-2018 SBC filing, requesting an $8.5 million increase in annual revenues. The BPU approved this filing in January 2018.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (see Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, "Environmental Remediation Cost Expended - Net." RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2017 and 2016, SJG reflected the unamortized remediation costs of $100.3 million and $72.0 million, respectively, on the consolidated balance sheets under Regulatory Assets (see Note 11). Since implementing the RAC in 1992, SJG has recovered $120.4 million through rates.

Clean Energy Program Clause (CLEP) - The CLEP recovers costs associated with State mandated New Jersey Clean Energy Programs (NJCEP) related to SJG’s energy efficiency and renewable energy programs. In June of 2015, the BPU approved a NJCEP funding level of $345.0 million through June 2016, of which SJG was responsible for $14.6 million. In June of 2016, the BPU approved a NJCEP funding level of $345.0 million through June 2017, of which SJG was responsible for $14.6 million. In June of 2017, the BPU approved a NJCEP funding level of $344.7 million through June 2018, of which SJG is responsible for 12.7 million.

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

•
June 2017 - SJG made its annual USF filing, along with the State’s other gas utilities, proposing to decrease the statewide gas revenues by $16.3 million.  This proposal was designed to decrease SJG’s annual USF revenue by $2.0 million.

•
September 2017 - The BPU approved the statewide budget of $38.3 million for all the State’s gas utilities.  SJG's portion of the total was approximately $3.2 million, resulting in a $2.2 million decrease to its USF recoveries effective October 1, 2017.

The BGSS, CIP and USF approvals discussed above do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

Other Regulatory Matters -

Unbundling - This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2017, 29,141 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity Costs - SJG is permitted to defer and recover incremental costs incurred as a result of Pipeline Integrity Management regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's 2014 base rate case, it was permitted to recover previously deferred pipeline integrity costs incurred from October 2010 through June 2014.  In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in the next base rate proceeding, subject to review by the BPU.  As of December 31, 2017 and 2016, deferred pipeline integrity costs totaled $0.5 million and $4.0 million, respectively, and are included in regulatory assets (see Note 11).

Filings and petitions described above are still pending, unless otherwise indicated.

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

SJI's and SJG's Regulatory Assets consisted of the following items (in thousands):

	December 31, 2017	December 31, 2016
Environmental Remediation Costs:
Expended - Net	$100,327	$71,997
Liability for Future Expenditures	171,696	153,047
Deferred Asset Retirement Obligation Costs	42,368	43,014
Deferred Pension and Other Postretirement Benefit Costs	78,211	85,693
Deferred Gas Costs - Net	16,838	—
Conservation Incentive Program Receivable	26,652	27,567
Societal Benefit Costs Receivable	2,484	—
Deferred Interest Rate Contracts	7,028	7,365
Energy Efficiency Tracker	2,094	219
Pipeline Supplier Service Charges	708	2,122
Pipeline Integrity Cost	5,280	4,810
AFUDC - Equity Related Deferrals	12,785	12,434
Other Regulatory Assets	2,753	2,478

Total Regulatory Assets	$469,224	$410,746

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. SJG is currently permitted to recover interest on Environmental Remediation Costs, Societal Benefit Costs Receivable, Energy Efficiency Tracker and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

Environmental Remediation Costs - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites.  SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the consolidated balance sheets under the captions "Current Liabilities" (SJI and SJG) and "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2016 is a result of expenditures made during 2017 and an increase in the expected future expenditures for remediation activities, primarily due to a change in the proposed type of remediation at two of the sites currently under remediation. The proposed change results in an increase in contractor costs.

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

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (see Note 10). Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (see Note 16). The change in the BGSS from a $17.8 million regulatory liability at December 31, 2016 to a $16.8 million regulatory asset at December 31, 2017 was primarily due to an unfavorable court ruling related to a pricing dispute between SJG and a supplier (see Note 15) and the actual gas commodity costs exceeding recoveries from customers.

Conservation Incentive Program (CIP) Receivable - The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during 2017, resulting in an increase in the receivable. This is primarily the result of warm weather experienced in the region.

Societal Benefits Costs (SBC) Receivable - This regulatory asset primarily represents the deferred expenses incurred under the New Jersey Clean Energy Program, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. Previous SBC rates produced recoveries greater than SBC costs, which resulted in the regulatory liability. The change from a liability at December 31, 2016 to an asset at December 31, 2017 is due to an increase in rates.

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

Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2017	December 31, 2016
Excess Plant Removal Costs	$23,295	$28,226
Deferred Revenue - Net	—	17,800
Societal Benefit Costs Payable	—	3,095
Excess Deferred Taxes	263,810	—

Total Regulatory Liabilities	$287,105	$49,121

Excess Plant Removal Costs - SJG accrues and collects for cost of removal of its utility property. This regulatory liability represents customer collections in excess of actual expenditures, which the company will return to customers as a reduction to depreciation expense. The Excess Plant Removal Costs Liability decreased from $28.2 million at December 31, 2016 to $23.3 million at December 31, 2017 due to higher asset removal costs incurred related to the AIRP.

Deferred Revenue - Net - See discussion under "Deferred Gas Costs - Net" above.

Societal Benefit Costs Payable - See discussion under "Societal Benefit Costs Receivable" above.

Excess Deferred Taxes - This liability is recognized as a result of Tax Reform. See Note 4.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. SJG participates in the defined benefit pension plans and other postretirement benefit plans of SJI. Approximately 39% and 56% of SJI's and SJG's current, full-time, regular employees, respectively, will be entitled to annuity payments upon retirement. Participation in the Company's qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI's defined contribution plan. Certain SJI and SJG officers also participate in a non-funded supplemental executive retirement plan (SERP), a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits
	2017	2016	2015
Service Cost	$4,989	$4,843	$5,337
Interest Cost	11,772	12,125	11,168
Expected Return on Plan Assets	(14,105)	(13,508)	(14,789)
Amortizations:
Prior Service Cost	131	212	212
Actuarial Loss	10,282	9,394	10,608
Net Periodic Benefit Cost	13,069	13,066	12,536
Capitalized Benefit Costs	(4,723)	(4,645)	(4,805)
Deferred Benefit Costs	(527)	(645)	(1,007)
Total Net Periodic Benefit Expense	$7,819	$7,776	$6,724

SJI (includes SJG and all other consolidated subsidiaries):	Other Postretirement Benefits
	2017	2016	2015
Service Cost	$910	$851	$1,116
Interest Cost	2,418	2,615	2,973
Expected Return on Plan Assets	(3,411)	(3,104)	(2,993)
Amortizations:
Prior Service (Credits) Cost	(344)	(344)	608
Actuarial Loss	1,238	1,109	1,342
Net Periodic Benefit Cost	811	1,127	3,046
Capitalized Benefit Costs	(46)	(277)	(1,043)
Curtailment Costs (Credit)	(106)	—	—
Deferred Benefit Costs	—	—	(256)
Total Net Periodic Benefit Expense	$659	$850	$1,747

Net periodic benefit cost related to the SJG employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJG:	Pension Benefits
	2017	2016	2015
Service Cost	$4,303	$4,144	$4,430
Interest Cost	9,925	10,292	9,357
Expected Return on Plan Assets	(11,366)	(11,029)	(11,914)
Amortization:
Prior Service Cost (Credits)	127	203	203
Actuarial Loss	8,692	7,975	8,969
Net Periodic Benefit Cost	11,681	11,585	11,045
Capitalized Benefit Costs	(4,723)	(4,645)	(4,805)
Affiliate SERP Allocations	(2,235)	(1,960)	(1,688)
Deferred Benefit Costs	(527)	(644)	(1,007)
Total Net Periodic Benefit Expense	$4,196	$4,336	$3,545

SJG:	Other Postretirement Benefits
	2017	2016	2015
Service Cost	$582	$576	$726
Interest Cost	1,897	2,120	2,406
Expected Return on Plan Assets	(3,101)	(2,823)	(2,708)
Amortization:
Prior Service Cost (Credits)	(257)	(257)	499
Actuarial Loss	972	945	1,107
Net Periodic Benefit Cost	93	561	2,030
Capitalized Benefit Costs	(46)	(277)	(1,043)
Deferred Benefit Costs	—	—	(256)
Total Net Periodic Benefit Expense	$47	$284	$731

Capitalized benefit costs reflected in the tables above relate to SJG’s construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables in 2015. Deferred benefit costs will be recovered through rates as part of SJG's recent base rate case settlement (See Note10)

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since SJG recovers all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this requirement are reported as regulatory assets (see Note 11).

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2016	$64,432	$15,347	$35,066	$2,062

Amounts Arising during the Period:
Net Actuarial Gain	9,706	2,584	8,370	829
Prior Service Credit	—	257	—	84
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,485)	(945)	(3,838)	(154)
Prior Service Cost	(203)	—	(8)	—

Balance at December 31, 2016	68,450	17,243	39,590	2,821

Amounts Arising during the Period:
Net Actuarial Gain (Loss)	2,711	(3,286)	18,506	1,614
Prior Service Credit	—	257	—	84
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,066)	(972)	(4,160)	(1,013)
Prior Service Cost	(126)	—	(4)	—

Balance at December 31, 2017	$64,969	$13,242	$53,932	$3,506

SJG:	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2016	$64,432	$15,347	$20,463	$—

Amounts Arising during the Period:
Net Actuarial Gain	9,706	2,584	6,129	—
Prior Service Credit	—	257	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,485)	(945)	(2,490)	—
Prior Service Cost	(203)	—	—	—

Balance at December 31, 2016	68,450	17,243	24,102	—

Amounts Arising during the Period:
Net Actuarial Gain	2,711	(3,286)	17,881	—
Prior Service Credit	—	257	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,066)	(972)	(2,627)	—
Prior Service Cost	(126)	—	—	—

Balance at December 31, 2017	$64,969	$13,242	$39,356	$—

The estimated costs that will be amortized from Regulatory Assets for SJI and SJG into net periodic benefit costs in 2018 are as follows (in thousands):

SJI and SJG (costs are the same for both entities):	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$124	$(257)
Net Actuarial Loss	$5,847	$743

The estimated costs that will be amortized from for SJI and SJG Accumulated Other Comprehensive Loss into net periodic benefit costs in 2018 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
SJI (includes SJG and all other consolidated subsidiaries):
Prior Service Cost/(Credit)	$6	$(87)
Net Actuarial Loss	$5,665	$213

SJG:
Prior Service Cost/(Credit)	$—	$—
Net Actuarial Loss	$4,143	$—

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits		Other Postretirement Benefits

	2017	2016	2017	2016
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$278,288	$254,195	$60,350	$57,430
Service Cost	4,989	4,843	910	851
Interest Cost	11,772	12,125	2,418	2,615
Actuarial Loss (Gain)	32,893	18,254	1,411	3,121
Retiree Contributions	—	—	19	81
Plan Amendments	—	—	—	—
Benefits Paid	(11,653)	(11,129)	(2,825)	(3,748)
Benefit Obligation at End of Year	$316,289	$278,288	$62,283	$60,350

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$189,542	$184,824	$50,532	$47,759
Actual Return on Plan Assets	25,807	13,569	7,390	2,784
Employer Contributions	12,369	2,278	2,806	3,656
Retiree Contributions		—	19	81
Benefits Paid	(11,653)	(11,129)	(2,825)	(3,748)
Fair Value of Plan Assets at End of Year	$216,065	$189,542	$57,922	$50,532

Funded Status at End of Year:	$(100,224)	$(88,746)	$(4,361)	$(9,818)
Amounts Related to Unconsolidated Affiliate	135	326	518	540
Accrued Net Benefit Cost at End of Year	$(100,089)	$(88,420)	$(3,843)	$(9,278)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(2,388)	$(2,463)	$—	$—
Noncurrent Liabilities	(97,701)	(85,957)	(3,843)	(9,278)
Net Amount Recognized at End of Year	$(100,089)	$(88,420)	$(3,843)	$(9,278)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$428	$538	$(2,775)	$(3,032)
Net Actuarial Loss	64,541	67,912	16,017	20,275
	$64,969	$68,450	$13,242	$17,243

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs	$47	$69	$(906)	$(989)
Net Actuarial Loss	53,885	39,521	4,412	3,810
	$53,932	$39,590	$3,506	$2,821

SJG:			Other
	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$236,356	$213,660	$48,549	$46,518
Service Cost	4,303	4,144	582	576
Interest Cost	9,925	10,292	1,897	2,120
Actuarial Loss (Gain)	27,892	17,463	328	2,292
Retiree Contributions	—	—	15	70
Plan Amendments	—	—	—	—
Benefits Paid	(9,410)	(9,203)	(2,273)	(3,027)
Benefit Obligation at End of Year	$269,066	$236,356	$49,098	$48,549
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$154,729	$149,032	$45,948	$43,428
Actual Return on Plan Assets	18,666	12,656	6,715	2,531
Employer Contributions	10,292	2,244	2,259	2,946
Retiree Contributions	—	—	14	70
Benefits Paid	(9,410)	(9,203)	(2,273)	(3,027)
Fair Value of Plan Assets at End of Year	$174,277	$154,729	$52,663	$45,948

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(94,789)	$(81,627)	$3,565	$(2,601)
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(2,353)	$(2,428)	$—	$—
Noncurrent Liabilities	(92,436)	(79,199)	3,565	(2,601)
Net Amount Recognized at End of Year	$(94,789)	$(81,627)	$3,565	$(2,601)
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$428	$538	$(2,775)	$(3,032)
Net Actuarial Loss	64,541	67,912	16,017	20,275
Net Amount Recognized at End of Year	$64,969	$68,450	$13,242	$17,243
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$39,356	$24,102	$—	$—

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of SJI's qualified employee pension plans were $243.9 million and $227.3 million, respectively, as of December 31, 2017; and $224.3 million and $208.3 million, respectively, as of December 31, 2016.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2017 and 2016.  The value of these assets were $216.1 million and $189.5 million as of December 31, 2017 and 2016, respectively, and can be seen in the table above. The PBO and ABO for SJI's non-funded SERP were $72.4 million and $63.9 million, respectively, as of December 31, 2017; and $53.9 million and $51.9 million, respectively, as of December 31, 2016. SJI's SERP obligation is reflected in the tables above and has no assets.

The PBO and ABO of SJG's qualified employee pension plans were $197.0 million and $183.5 million, respectively, as of December 31, 2017; and $183.2 million and $170.0 million, respectively, as of December 31, 2016. The ABO of these plans exceeded the value of the plan assets as of December 31, 2017 and 2016. The value of these assets were $174.3 million and $154.7 million as of December 31, 2017 and 2016, respectively, and can be seen in the tables above. The PBO and ABO for SJG's non-funded SERP were $72.0 million and $63.6 million, respectively, as of December 31, 2017; and $53.2 million and $51.2 million, respectively, as of December 31, 2016. SJG's SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations for SJI and SJG at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Discount Rate	3.73%	4.30%	3.63%	4.13%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%

The weighted-average assumptions used to determine net periodic benefit cost for SJI and SJG for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount Rate	4.30%	4.83%	4.25%	4.13%	4.73%	4.20%
Expected Long-Term Return on Plan Assets	7.25%	7.50%	7.75%	6.50%	6.50%	6.25%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

In 2014, the Society of Actuaries (SOA) released new mortality tables (RP-2014), which the Company adopted as of December 31, 2014. Since then, the SOA has updated the mortality projection on an annual basis. The Company utilizes the most current projection tables available. The obligations as of December 31, 2017, 2016, and 2015, disclosed herein, reflect the use of the updated projection tables applicable to those years.

The discount rates used to determine the benefit obligations at December 31, 2017 and 2016, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

The expected long-term return on plan assets (“return”) has been determined by applying long-term capital market projections provided by our pension plan Trustee to the asset allocation guidelines, as defined in SJI's and SJG's investment policy, to arrive at a weighted average return.  For certain other equity securities held by an investment manager outside of the control of the Trustee, the return has been determined based on historic performance in combination with long-term expectations.  The return for the other postretirement benefits plan is determined in the same manner as discussed above; however, the expected return is reduced based on the taxable nature of the underlying trusts.

The retiree medical plan changed effective January 1, 2016. Retirees are provided a fixed contribution to a health reimbursement account, allowing them to obtain coverage from health-care exchanges, rather than utilizing the Company provided health-care plan. Since the health-care benefits are now a fixed dollar amount under the new plan and will not increase in the future, the plan no longer has health care trend assumptions as of December 31, 2015. As a result, assumed health care cost trend rates no longer have a significant effect on the amounts reported for SJI's and SJG's postretirement health care plans.

PLAN ASSETS - SJI's and SJG's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  SJI and SJG have implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 28-48 percent U.S. equity securities, 13-25 percent international equity securities, 32-42 percent fixed income investments, and 0-7 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap and mid-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

The strategy recognizes that risk and volatility are present to some degree with all types of investments.  SJI and SJG seek to avoid high levels of risk at the total fund level through diversification by asset class, style of manager, and sector and industry limits.  Specifically prohibited investments include, but are not limited to, venture capital, margin trading, commodities and securities of companies with less than $250.0 million capitalization (except in the small-cap portion of the fund where capitalization levels as low as $50.0 million are permissible).  These restrictions are only applicable to individual investment managers with separately managed portfolios and do not apply to mutual funds or commingled trusts.

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2017.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2017, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, which will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJI's and SJG's pension plan assets at December 31, 2017 and 2016 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2017
Cash / Cash Equivalents:
Cash	$72	$72	$—	$—
Common/Collective Trust Funds (a)	477	—	477	—
STIF-Type Instrument (b)	1,522	—	1,522	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	75,699	—	75,699	—
Common/Collective Trust Funds - International (a)	39,077	—	39,077	—
U.S. Large-Cap (c)	13,526	13,526	—	—
U.S. Mid-Cap (c)	1,701	1,701	—	—
U.S. Small-Cap (c)	490	490	—	—
International (c)	3,260	3,260	—	—
Fixed Income:
Common/Collective Trust Funds (a)	54,106	—	54,106	—
Guaranteed Insurance Contract (d)	9,211	—	—	9,211
Other types of investments:
Private Equity Fund (e)	7,111	—	—	7,111
Common/Collective Trust Fund - Real Estate (f)	9,813	—	—	9,813
Total	$216,065	$19,049	$170,881	$26,135

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Cash / Cash Equivalents:
Cash	$63	$63	$—	$—
Common/Collective Trust Funds (a)	460	—	460	—
STIF-Type Instrument (b)	1,431	—	1,431	—
Equity securities:
Common/Collective Trust Funds - U.S. (a)	51,902	—	51,902	—
Common/Collective Trust Funds - International (a)	33,096	—	33,096	—
U.S. Large-Cap (c)	17,792	17,792	—	—
U.S. Mid-Cap (c)	2,479	2,479	—	—
International (c)	3,340	3,340	—	—
Fixed Income:
Common/Collective Trust Funds (a)	54,970	—	54,970	—
Guaranteed Insurance Contract (d)	9,714	—	—	9,714
Other types of investments:
Private Equity Fund (e)	5,100	—	—	5,100
Common/Collective Trust Fund - Real Estate (f)	9,195	—	—	9,195
Total	$189,542	$23,674	$141,859	$24,009

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2017:
Cash / Cash Equivalents:
Cash	$58	$58	$—	$—
Common/Collective Trust Funds (a)	385	—	385	—
STIF-Type Instrument (b)	1,228	—	1,228	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	61,057	—	61,057	—
Common/Collective Trust Funds – International (a)	31,519	—	31,519	—
U.S. Large-Cap (c)	10,910	10,910	—	—
U.S. Mid-Cap (c)	1,372	1,372	—	—
U.S. Small-Cap (c)	395	395	—	—
International (c)	2,629	2,629	—	—
Fixed Income:
Common/Collective Trust Funds (a)	43,640	—	43,640	—
Guaranteed Insurance Contract (d)	7,429	—	—	7,429
Other types of investments:
Private Equity Fund (e)	5,735	—	—	5,735
Common/Collective Trust Fund – Real Estate (f)	7,920	—	—	7,920
Total	$174,277	$15,364	$137,829	$21,084

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2016:
Cash / Cash Equivalents:
Cash	$52	$52	—	$—
Common/Collective Trust Funds (a)	376	—	376	—
STIF-Type Instrument (b)	1,168	—	1,168	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	42,369	—	42,369	—
Common/Collective Trust Funds – International (a)	27,017	—	27,017	—
U.S. Large-Cap (c)	14,523	14,523	—	—
U.S. Mid-Cap (c)	2,024	2,024	—	—
International (c)	2,727	2,727	—	—
Fixed Income:
Common/Collective Trust Funds (a)	44,873	—	44,873	—
Guaranteed Insurance Contract (d)	7,930	—	—	7,930
Other types of investments:
Private Equity Fund (e)	4,164	—	—	4,164
Common/Collective Trust Fund – Real Estate (f)	7,506	—	—	7,506
Total	$154,729	$19,326	$115,803	$19,600

(a)
This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate). These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets; prices for these assets are readily observable. Also included in these funds are interest rate swaps, asset backed securities, mortgage backed securities and other investments with observable market values. Holdings in the commingled funds are classified as Level 2 investments.

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

(d)
This category represents SJI’s Group Annuity contracts with a nationally recognized life insurance company. The contracts are the assets of the plan, while the underlying assets of the contracts are owned by the contract holder. Valuation is based on a formula and calculation specified within the contract. Since the valuation is based on the reporting entity’s own assumptions, these contracts are classified as Level 3 investments.

(e)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds. Fund valuations are reported on a 90 to 120 day lag and, therefore, the value reported herein represents the market value as of June or September 30, 2017 and 2016, respectively, with cash flow changes through December applied. The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments. Fund investments are illiquid and resale is restricted. These funds are classified as Level 3 investments.

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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

SJI (includes SJG and all other consolidated subsidiaries):	Guaranteed		Private
	Insurance	Hedge	Equity	Real
	Contract	Funds	Funds	Estate	Total

Balance at January 1, 2016	$9,960	$4,159	$4,312	$8,515	$26,946
Actual return on plan assets:
Relating to assets still held at the reporting date	541	(67)	(140)	680	1,014
Relating to assets sold during the period	14	—	245	—	259
Purchases, Sales and Settlements	(801)	(4,092)	683	—	(4,210)
Balance at December 31, 2016	9,714	—	5,100	9,195	24,009
Actual return on plan assets:
Relating to assets still held at the reporting date	245		(214)	618	649
Relating to assets sold during the period	12	—	491	—	503
Purchases, Sales and Settlements	(760)		1,734	—	974
Balance at December 31, 2017	$9,211	$—	$7,111	$9,813	$26,135

SJG:	Guaranteed Insurance Contract	Hedge Funds	Private Equity Funds	Real Estate	Total
Balance at January 1, 2016	$8,031	$3,353	$3,477	$6,866	$21,727
Actual return on plan assets:
Relating to assets still held at the reporting date	541	(13)	(71)	640	1,097
Relating to assets sold during the period	12	—	200	—	212
Purchases, Sales and Settlements	(654)	(3,340)	558	—	(3,436)
Balance at December 31, 2016	$7,930	$—	$4,164	$7,506	$19,600
Actual return on plan assets:
Relating to assets still held at the reporting date	103	—	(224)	414	293
Relating to assets sold during the period	9	—	396	—	405
Purchases, Sales and Settlements	(613)	—	1,399	—	786
Balance at December 31, 2017	$7,429	$—	$5,735	$7,920	$21,084

As with the pension plan assets, SJI's and SJG's overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  SJI and SJG have implemented this diversification strategy with a mix of common/collective trust funds, mutual funds and Company-owned life insurance policies.  The target allocations for post-retirement benefit plan assets are 30-43 percent U.S. equity securities, 20-30 percent international equity securities, and 32-42 percent fixed income investments and 0-7 percent to all other types of investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds or common/collective trust funds.  Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments. The insurance policies are backed by a series of commingled trust investments held by the insurance carrier.

The fair values of SJI's and SJG's other postretirement benefit plan assets at December 31, 2017 and 2016 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2017:
Cash	$—	$—	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	15,101	—	15,101	—
Common/Collective Trust Funds - International (a)	11,378	—	11,378	—
Mutual Fund - U.S. (b)	—	—	—	—
Mutual Funds - International (b)	—	—	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	15,272	—	15,272	—
Mutual Funds - Bonds (b)	—	—	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	864	864	—	—
Company Owned Life Insurance (c)	15,307	—	15,307	—
Total	$57,922	$864	$57,058	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2016:
Cash	$—	$—	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	14,878	—	14,878	—
Common/Collective Trust Funds - International (a)	8,674	—	8,674	—
Mutual Fund - U.S. (b)	—	—	—	—
Mutual Funds - International (b)	—	—	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	13,537	—	13,537	—
Mutual Funds - Bonds (b)	—	—	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	—	—	—	—
Company Owned Life Insurance (c)	13,443	—	13,443	—
Total	$50,532	$—	$50,532	$—

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2017
Cash	$—	$—	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	13,572	—	13,572	—
Common/Collective Trust Funds - International (a)	10,226	—	10,226	—
Mutual Fund - U.S. (b)	—	—	—	—
Mutual Funds - International (b)	—	—	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	13,726	—	13,726	—
Mutual Funds - Bonds (b)	—	—	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	777	777	—	—
Company Owned Life Insurance (c)	14,362	—	14,362	—
Total	$52,663	$777	$51,886	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Cash	$—	$—	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	13,372	—	13,372	—
Common/Collective Trust Funds - International (a)	7,796	—	7,796	—
Mutual Fund - U.S. (b)	—	—	—	—
Mutual Funds - International (b)	—	—	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	12,167	—	12,167	—
Mutual Funds - Bonds (b)	—	—	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	—	—	—	—
Company Owned Life Insurance (c)	12,613	—	12,613	—
Total	$45,948	$—	$45,948	$—

(a)
This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate).  These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets and prices for these assets are readily observable. Also included in these funds are interest rate swaps, asset backed securities, mortgage backed securities and other investments with observable market values. Holdings in these commingled funds are classified as Level 2 investments.

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

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits	Other Postretirement Benefits
2018	$12,596	$4,291
2019	$13,535	$4,380
2020	$14,180	$4,499
2021	$14,851	$4,503
2022	$15,937	$4,513
2023 - 2027	$90,714	$20,683

SJG:	Pension Benefits	Other Postretirement Benefits
2018	$10,451	$3,434
2019	$11,349	$3,587
2020	$11,917	$3,710
2021	$12,495	$3,726
2022	$13,489	$3,752
2023 - 2027	$77,033	$17,172

CONTRIBUTIONS - SJI contributed $10.0 million to the pension plans in January 2017, of which SJG contributed $8.0 million. SJI and SJG did not make contributions to its employee pension plans in 2016. SJI contributed $15.0 million to the pension plans in 2015, of which SJG contributed $12.0 million. Payments related to the unfunded SERP plan for SJI and SJG in 2017, 2016 and 2015 were $2.4 million, $2.3 million and $2.0 million, respectively. SERP payments for SJI and SJG are expected to approximate $2.4 million in 2018. Prior to the base rate case settlement in October 2017, SJG also had a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less direct costs incurred. The recent rate case settlement (see Note 11) allows SJG to modify the future requirement level up to a limit that represents full funding of its obligation and to the maximum tax deduction allowed.

DEFINED CONTRIBUTION PLAN - SJI and SJG offer an Employees' Retirement Savings Plan (Savings Plan) to eligible employees.  For employees eligible for participation in the defined benefit pension plan, SJI and SJG match 50% of participants' contributions up to 6%of base compensation. For employees who are not eligible for participation in the defined benefit pension plans, SJI and SJG match 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,500, if 10 or fewer years of service, or $2,000, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan for SJI approximated $2.6 million , $2.3 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $1.6 million, $1.3 million and $1.2 million for SJG for the years ended December 31, 2017, 2016 and 2015, respectively.

13.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2017 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
Syndicated Revolving Credit Facility	$400,000	$251,000	(A)	$149,000	August 2022	(C)
Revolving Credit Facility	50,000	50,000		—	September 2019	(D)

Total SJI	450,000	301,000		149,000

SJG:

Commercial Paper Program/Revolving Credit Facility	200,000	52,800	(B)	147,200	August 2022	(E)
Uncommitted Bank Line	10,000	—		10,000	August 2018

Total SJG	210,000	52,800		157,200

Total	$660,000	$353,800		$306,200

(A) Includes letters of credit outstanding in the amount of $6.6 million.

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

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 2.46%, 1.47% and 1.13% at December 31, 2017, 2016 and 2015, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 1.88%, 0.97% and 0.66% at December 31, 2017, 2016 and 2015, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the years ended December 31, 2017 and 2016 were $276.7 million and $321.9 million, respectively. The maximum amounts outstanding under these credit facilities (which includes SJG), not including letters of credit, during the years ended December 31, 2017 and 2016 were $373.8 million and $467.7 million, respectively.

SJG's average borrowings outstanding under its credit facilities, not including letters of credit, during the years ended December 31, 2017 and 2016 were $17.6 million and $71.5 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2017 and 2016 were $110.1 million and $141.7 million, respectively.

The SJI and SJG principal credit facilities are provided by a syndicate of banks and contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.70 to 1, measured at the end of each fiscal quarter. However, as of December 31, 2017, several bank facilities for both SJI and SJG, as well as Senior Unsecured Notes issued by SJI, still contained one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) to not more than 0.65 to 1, measured at the end of each fiscal quarter. As a result, as of December 31, 2017, both SJI and SJG needed to ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreements) did not exceed 0.65 to 1. SJI and SJG were in compliance with these covenants as of December 31, 2017. All of SJI's bank facilities and Senior Unsecured Notes were amended to the new ratio in January 2018.

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

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2017	2016
Long-Term Debt (A):
South Jersey Gas Company:
First Mortgage Bonds: (B)
4.657%	Series due 2017 (C)	—	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024 (D)	50,000	50,000
3.03%	Series due 2024 (E)	35,000	35,000
3.63%	Series due 2025 (F)	7,273	8,182
4.84%	Series due 2026 (G)	15,000	15,000
4.93%	Series due 2026 (H)	45,000	45,000
4.03%	Series due 2027	45,000	45,000
4.01%	Series due 2030 (I)	50,000	50,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032 (J)	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
3.00%	Series due 2047 (K)	200,000	—
Series A 2006 Bonds at variable rates due 2036 (L)		24,900	24,900
SJG Term Facility (M)		200,000	200,000
Total SJG Long-Term Debt Outstanding (S)		$829,173	$645,082
Less SJG Current Maturities		(63,809)	(215,909)
Total SJG Long-Term Debt (S)		$765,364	$429,173

Marina Energy LLC: (N)
Series A 2001 Bonds at variable rates due 2031		$—	$20,000
Series B 2001 Bonds at variable rates due 2021		—	25,000
Series A 2006 Bonds at variable rates due 2036		—	16,400
South Jersey Industries:
2.71%	Series B 2012 Notes due 2017 (O)	—	16,000
3.05%	Series due 2019	60,000	60,000
3.05%	Series due 2019	30,000	30,000
3.05%	Series due 2019	50,000	50,000
3.46%	Series C 2012 Notes due 2022	35,000	35,000
3.22%	Series due 2024 (P)	25,000	—
3.46%	Series due 2027 (P)	25,000	—
Series Notes at variable rates due 2019 (Q)		40,000	40,000
Series Notes at variable rates due 2019 (Q)		60,000	60,000
South Jersey Industries Term Loan at variable rates due 2020 (R)		50,000	50,000
Total SJI Consolidated Long-Term Debt Outstanding (S)		$1,204,173	$1,047,482
Less SJI Consolidated Current Maturities (all at SJG)		(63,809)	(231,909)
Total SJI Consolidated Long-Term Debt (S)		$1,140,364	$815,573

(A)
Long-term debt maturities for SJI for the succeeding five years are as follows (in thousands): 2018: $63,809; 2019: $458,909; 2020: $67,909; 2021: $27,909; and 2022: $66,084. Long-term debt maturities for SJG for the succeeding five years are as follows (in thousands): 2018: $63,809; 2019: $218,909; 2020: $17,909; 2021: $27,909; and 2022: $31,084.

(B)
In January 2017, SJG entered into a Supplemental Indenture Amending and Restating First Mortgage Indenture (the “New Mortgage”), which amended and restated in its entirety that Indenture of Mortgage dated October 1, 1947. The New Mortgage provides for the issuance by SJG of bonds, notes or other securities that are secured by a lien on substantially all of the operating properties and franchises of SJG.

(C)	In July 2017, SJG redeemed at maturity $15.0 million of 4.657% Medium Term Notes (MTN's).

(D)	SJG has $50.0 million of 3.00% MTN's, with $10.0 million due annually beginning September 2020 with the final payment due September 2024.

(E)	SJG has $35.0 million of 3.03% MTN's, with $7.0 million due annually beginning November 2020 with the final payment due November 2024.

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

(J)	SJG has $35.0 million of 3.74% MTN's, with $3.175 million due annually beginning April 2022 with final payment due April 2032.

(K)
In January 2017, SJG issued $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal repayments beginning in 2025. The MTN's bear interest at an annual rate of 3.0% payable semiannually. Proceeds were used to pay down the $200.0 million multiple-draw term facility referenced in (M) below, which was set to expire in June 2017.

(L)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2017 was 1.66%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August 2018; as such, these bonds are recorded in current portion of long-term debt on the consolidated balance sheets. These bonds contain no financial covenants.

(M)
SJG had a $200.0 million multiple-draw term facility offered by a syndicate of banks which was set to expire in June 2017. The total amount outstanding under this facility at December 31, 2016 was $200.0 million, which was classified in current portion of long-term debt on the consolidated balance sheets as it was due within one year. This facility bore interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. In January 2017, this facility was paid down using the $200.0 million MTN's referenced in (K) above. In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement ("Credit Agreement"), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $200.0 million during 2017. All loans under the Credit Agreement become due in January 2019.

(N)
In May 2017, Marina voluntarily redeemed bonds issued by the New Jersey Economic Development Authority (NJEDA) in an aggregate principal amount of $61.4 million, as follows:  Thermal Energy Facilities Revenue Bonds (Marina Energy LLC - 2001 Project) Series A ($20.0 million); Thermal Energy Facilities Federally Taxable Revenue Bonds (Marina Energy LLC - 2001 Project) Series B ($25.0 million); and Thermal Energy Facilities Revenue Bonds (Marina Energy LLC Project) Series 2006A ($16.4 million).  In connection with the redemptions, separate related letter of credit reimbursement agreements were terminated (see Note 15).

(O)	In June 2017, SJI redeemed at maturity $16.0 million of 2.71% Senior Unsecured Notes.

(P)
In August 2017, SJI entered into a note purchase agreement that provides for the issuance of an aggregate of $100.0 million of MTNs. Pursuant to the agreement, SJI issued $50.0 million aggregate principal amount of MTNs, consisting of (a) $25.0 million aggregate principal amount of 3.22% Senior Notes, Series 2017A-1, due August 2024, and (b) $25.0 million aggregate principal amount of 3.46% Senior Notes, Series 2017B-1, due August 2027. SJI issued the remaining $50.0 million of MTNs in January 2018 (see Note 19).

(Q)	At December 31, 2017, the floating rate on these Senior Notes was 3.01%.

(R)	At December 31, 2017, the floating rate on this Term Loan was 2.29%.

(S)
Total SJI consolidated Long-Term Debt in the table above does not include unamortized debt issuance costs of $17.4 million and $7.6 million for the years ended December 31, 2017 and 2016, respectively. Total SJG Long-Term Debt in the table above does not include unamortized debt issuance costs of $7.3 million and $6.0 million for the years ended December 31, 2017 and 2016, respectively.

In October 2017, SJI entered into a 364-day, $2.6 billion syndicated, committed Bridge Facility to finance the acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company discussed in Note 1. In November 2017 and January 2018, as a result of amendments to various outstanding debt agreements, SJI reduced the bridge commitments to $1.7 billion, or the amount of the purchase price for the assets SJI agreed to acquire. SJI incurred $10.4 million of debt issuance costs, which, net of $2.6 million of amortization, are included in the unamortized debt issuance costs disclosed in (S) above.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $1.3 million per month. SJG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $6.0 million per month and is recovered on a current basis through the BGSS.  SJRG has also committed to purchase a minimum of 604,000 dts/d and up to 954,000 dts/d of natural gas, from various suppliers, for terms ranging from three to ten years at index based prices.

PENDING LITIGATION - SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings. SJI has been named in, among other actions, certain gas supply and capacity management contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the court entered final judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued $20.4 million and $53.6 million, respectively, through December 31, 2017. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the consolidated balance sheets of both SJI and SJG as of December 31, 2017. The amount associated with SJRG was also recorded as an Accounts Payable on the consolidated balance sheets of SJI as of December 31, 2017, with charges of $49.6 million to Cost of Sales - Nonutility on the consolidated statements of income of SJI for the year ended December 31, 2017. SJI also recorded $4.0 million to Interest Charges on the consolidated statements of income for the year ended December 31, 2017. The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit.  The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019.  SJI moved to stay the second lawsuit pending resolution of the post-judgment motions in the first lawsuit and any appeal of that lawsuit.  All legal reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

SJI was involved in a dispute in the Court of Common Pleas of Philadelphia related to a three-year capacity management contract with a counterparty. The counterparty claimed that it was owed approximately $13.3 million, plus interest, from SJRG under a sharing credit within the contract. SJI settled with the counterparty for $9.5 million, which amount was recorded to Cost of Sales - Nonutility on SJI's consolidated statements of income for the year ended December 31, 2017. SJI made the payment in September 2017.

SJI was also involved in a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period. In November 2017, SJI received a favorable decision from the FERC on this matter, which resulted in a total pre-tax income impact of $9.3 million. Of this amount, $7.4 million related to the actual overcharges and was recorded as a decrease to Cost of Sales - Nonutility on the consolidated statements of income for the year ended December 31, 2017. The remaining $1.9 million related to interest income and was recorded in Other Income on the consolidated statements of income for the year ended December 31, 2017. SJI received payment from the counterparty in November 2017.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes that are noted above, SJI has accrued approximately $3.0 million and $3.1 million related to all claims in the aggregate as of December 31, 2017 and 2016, respectively, of which SJG has accrued approximately $0.7 million and $0.6 million as of December 31, 2017 and 2016, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 39% and 56% of SJI's and SJG's workforce at December 31, 2017, respectively. SJI has collective bargaining agreements with unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2018, for which negotiations are still ongoing. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021.

GUARANTEES - As of December 31, 2017, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts. As of December 31, 2017, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $95.7 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

As of December 31, 2017, SJI had issued $6.0 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2017, SJI provided $6.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system. In May 2017, Marina redeemed its variable-rate demand bonds and the related letters of credit reimbursement agreements, which totaled $62.3 million, were terminated (see Note 14).

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

Since the early 1980s, SJI accrued environmental remediation costs of $490.7 million, of which $317.9 million was spent as of December 31, 2017. SJG accrued environmental remediation costs of $473.3 million. of which $301.6 million was spent as of December 31, 2017

The following table details the amounts expended and accrued for SJI's and SJG's environmental remediation during the last two years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2017	2016
Beginning of Year	$155,013	$126,623
Accruals	56,405	60,713
Expenditures	(38,563)	(32,323)
End of Year	$172,855	$155,013

SJG:	2017	2016
Beginning of Year	$153,047	$123,194
Accruals	55,814	61,933
Expenditures	(37,165)	(32,080)
End of Year	$171,696	$153,047

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $171.7 million to $284.1 million. Six of SJG's sites comprise the majority of these estimates, the sum of the six sites range from a low of $158.2 million to a high of $275.7 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

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

Site 2 - Various remedial investigation activities have been completed at this site and a final site remedy has been approved by the regulatory authority. The remedial action is underway and preparation for the next step is ongoing. Remaining steps to remediate the site include completion of the remedial action, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 3 - Various remedial investigation activities have been completed at this site and a final site remedy has been approved by the regulatory authority. Steps remaining to remediate the site include implementation of the approved remedy, long term groundwater monitoring, and issuance of a Response Action Outcome.

Site 4 - The remedial action approved by the regulatory authority is currently being implemented.  Remaining steps to remediate the site include post remediation groundwater monitoring, ongoing operation of the product recovery system, and issuance of a Response Action Outcome.

Site 5 - Remedial investigation activities have been completed at this site and a final site remedy has been proposed to the regulatory authority. Steps remaining to remediate the site include approval of the final remedy, implementation of the approved remedy, and issuance of a Response Action Outcome.

Site 6 - The remedial action to address impacted soil was completed in 2017. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.
With Morie's sale in 1996, EMI assumed responsibility for environmental liabilities currently estimated between $0.5 million and $1.0 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of five sites where fuel oil operations existed years ago to range from $0.6 million to $1.1 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2017.

ELIZABETHTOWN GAS AND ELKTON GAS PURCHASE AGREEMENTS — In connection with the acquisition of Elizabethtown Gas and Elkton Gas as disclosed in Note 1, the Company entered into purchase agreements with Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (the "Seller"). The purchase agreements provide that the Seller and/or the Company may terminate the purchase agreements under certain circumstances, including (i) by mutual written consent of the Company and the Seller; (ii) by either the Company or the Seller for certain breaches of the purchase agreements that are not cured; (iii) by either the Company or the Seller if the transactions are not consummated on or before the date that is 12 months following the date of the purchase agreements, subject to a three month extension in certain circumstances; or (iv) by the Company or the Seller if any governmental entity has issued an order, decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the transactions contemplated by the purchase agreements. If the purchase agreements are terminated under any of these circumstances, or approvals by the BPU or FERC are not obtained, the Company will be required to pay the Seller a termination fee of $80.5 million.

16.	DERIVATIVE INSTRUMENTS:

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

As of December 31, 2017, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	58.8	9.7
Expected future sales of natural gas (in MMdts)	60.3	0.7
Expected future purchases of electricity (in MMmWh)	2.6	—
Expected future sales of electricity (in MMmWh)	2.1	—

Basis and Index related net purchase (sales) contracts (in MMdts)	47.4	0.3

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the consolidated statements of income for SJI. These pre-tax (losses) gains were $(13.7) million, $26.9 million and $8.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. For SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets of both SJI and SJG. As of December 31, 2017 and 2016, SJG had $2.1 million of unrealized losses and $4.4 million of unrealized gains, respectively, included in its BGSS related to energy-related commodity contracts.

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

SJI, including SJG, has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which had been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the consolidated balance sheets. Hedge accounting has been discontinued prospectively for these derivatives. As a result, any unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss (AOCL) on the consolidated balance sheets, are being recorded in earnings over the remaining life of the derivative.

In March 2017, SJI entered into a new interest rate derivative and amended the existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified $2.4 million of pre-tax unrealized loss in AOCL to Interest Charges on the consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring.

For SJG interest rate derivatives, the fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.

SJG previously used derivative transactions known as “Treasury Locks” to hedge against the impact on its cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in AOCL and is being amortized over the 30-year life of the associated debt issue. As of December 31, 2017 and December 31, 2016, the unamortized balance was approximately $0.8 million and $0.9 million, respectively.

As of December 31, 2017, SJI's active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$42,139	$46,938	$72,391	$60,082
Derivatives - Energy Related - Non-Current	5,988	6,025	8,502	4,540
Interest rate contracts:
Derivatives - Other - Current		748	—	681
Derivatives - Other - Noncurrent		9,622	—	9,349
Total derivatives not designated as hedging instruments under GAAP	$48,127	$63,333	$80,893	$74,652

Total Derivatives	$48,127	$63,333	$80,893	$74,652

SJG:
Derivatives not designated as hedging instruments under GAAP	2017		2016
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$7,327	$9,270	$5,434	$1,372
Derivatives – Energy Related – Non-Current	5	170	373	—
Interest rate contracts:
Derivatives - Other - Current	—	389	—	386
Derivatives - Other - Non-Current	—	6,639	—	6,979
Total derivatives not designated as hedging instruments under GAAP	7,332	16,468	5,807	8,737

Total Derivatives	$7,332	$16,468	$5,807	$8,737

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the consolidated balance sheets.
As of December 31, 2017 and 2016, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2017
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,127	$—	$48,127	$(24,849)	(A)	$—	$23,278
Derivatives - Energy Related Liabilities	$(52,963)	$—	$(52,963)	$24,849	(B)	$8,832	$(19,282)
Derivatives - Other	$(10,370)	$—	$(10,370)	$—		$—	$(10,370)
SJG:
Derivatives - Energy Related Assets	$7,332	$—	$7,332	$(208)	(A)	$—	$7,124
Derivatives - Energy Related Liabilities	$(9,440)	$—	$(9,440)	$208	(B)	$1,543	$(7,689)
Derivatives - Other	$(7,028)	$—	$(7,028)	$—		$—	$(7,028)

As of December 31, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$80,893	$—	$80,893	$(38,809)	(A)	$(3,474)	$38,610
Derivatives - Energy Related Liabilities	$(64,622)	$—	$(64,622)	$38,809	(B)	$—	$(25,813)
Derivatives - Other	$(10,030)	$—	$(10,030)	$—		$—	$(10,030)
SJG:
Derivatives - Energy Related Assets	$5,807	$—	$5,807	$(6)	(A)	$(3,587)	$2,214
Derivatives - Energy Related Liabilities	$(1,372)	$—	$(1,372)	$6	(B)	$—	$(1,366)
Derivatives - Other	$(7,365)	$—	$(7,365)	$—		$—	$(7,365)
(A) The balances at December 31, 2017 and 2016 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2017 and 2016 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the consolidated statements of income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships under GAAP	2017	2016	2015
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(2,524)	$(333)	$(551)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(46)	$(46)	(46)

(a) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2017	2016	2015
SJI (no balances for SJG; includes all other consolidated subsidiaries):
(Losses) gains on energy-related commodity contracts (a)	$(13,667)	$26,935	$8,401
(Losses) gains on interest rate contracts (b)	(677)	647	96

Total	$(14,344)	$27,582	$8,497

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Net realized gains (losses) associated with SJG’s energy-related financial commodity contracts of $0.7 million, $(3.0) million and $(9.1) million for the years ended 2017, 2016 and 2015, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact on earnings.

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2017, is $1.5 million.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.6 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$36	$36	$—	$—
Derivatives – Energy Related Assets (B)	48,127	5,155	21,869	21,103
	$48,163	$5,191	$21,869	$21,103
SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,332	$208	$230	$6,894
	$7,332	$208	$230	$6,894

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$52,963	$10,687	$24,283	$17,993
Derivatives – Other (C)	10,370	—	10,370	—
	$63,333	$10,687	$34,653	$17,993

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$9,440	$1,750	$2,848	$4,842
Derivatives – Other (C)	7,028	—	7,028	—
	$16,468	$1,750	$9,876	$4,842

As of December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	80,893	33,994	11,814	35,085
	$80,925	$34,026	$11,814	$35,085

SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,807	$4,767	$—	$1,040
	$5,807	$4,767	$—	$1,040

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$64,622	$16,502	$22,070	$26,050
Derivatives – Other (C)	10,030	—	10,030	—
	$74,652	$16,502	$32,100	$26,050

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$1,372	$6	$1,252	$114
Derivatives – Other (C)	7,365	—	7,365	—
	$8,737	$6	$8,617	$114

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$13,519	$15,686	Discounted Cash Flow	Forward price (per dt)	$1.79 - $12.09 [$3.01]	(A)
Forward Contract - Electric	$7,584	$2,307	Discounted Cash Flow	Fixed electric load profile (on-peak)	36.36% - 100.00% [53.39%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 63.64% [46.61%]	(B)

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$23,301	$18,109	Discounted Cash Flow	Forward price (per dt)	$1.03 - $11.33 [$2.71]	(A)
Forward Contract - Electric	$11,784	$7,941	Discounted Cash Flow	Fixed electric load profile (on-peak)	21.43% - 100.00% [55.14%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 78.57% [44.86%]	(B)

SJG:

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$6,894	$4,842	Discounted Cash Flow	Forward price (per dt)	$2.42 - $6.67 [$5.25]	(A)

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1,040	$114	Discounted Cash Flow	Forward price (per dt)	$3.25 - $6.33 [$5.09]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2017 and 2016, using significant unobservable inputs (Level 3), are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Year Ended December 31, 2017
Balance at January 1, 2017	$9,035
Other changes in fair value from continuing and new contracts, net	1,857
Transfers in to/(out of) of Level 3 (A)	(954)
Settlements	(6,828)

Balance at December 31, 2017	$3,110

Year Ended December 31, 2016
Balance at January 1, 2016	$(632)
Other changes in fair value from continuing and new contracts, net	5,657
Transfers in to/(out of) of Level 3 (A)	4,116
Settlements	(106)

Balance at December 31, 2016	$9,035

SJG:

Year Ended December 31, 2017
Balance at January 1, 2017	$926
Other changes in fair value from continuing and new contracts, net	2,258
Transfers in to/(out of) of Level 3 (A)	(206)
Settlements	(926)

Balance at December 31, 2017	$2,052

Year Ended December 31, 2016
Balance at January 1, 2016	$183
Other changes in fair value from continuing and new contracts, net	926
Settlements	(183)

Balance at December 31, 2016	$926

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period, and are assessed quarterly by management.  During the year ended December 31, 2017, $1.0 million and $0.2 million of SJI's and SJG's net derivative assets, respectively, were transferred from Level 3 to Level 2, due to increased observability of market data. During the year ended December 31, 2016, $4.1 million of SJI's net derivative assets were transferred from Level 2 to Level 3, due to decreased observability of market data.

Total gains for 2017 included in earnings for the year ended December 31, 2017 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of December 31, 2017, are $1.9 million.  These gains are included in Operating Revenues-Nonutility on the statements of consolidated income.

18.    ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table summarizes the changes in SJI's AOCL for the year ended December 31, 2017 (in thousands):

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (B)	Unrealized Gain (Loss) on Available-for-Sale Securities (B)	Other Comprehensive Income (Loss) of Affiliated Companies (B)	Total
Balance at January 1, 2017	$(25,342)	$(1,932)	$(10)	$(97)	$(27,381)
Other comprehensive income before reclassifications	(10,920)	—	—	—	(10,920)
Amounts reclassified from AOCL (C)	—	1,536	—	—	1,536
Net current period other comprehensive income	(10,920)	1,536	—	—	(9,384)
Balance at December 31, 2017	$(36,262)	$(396)	$(10)	$(97)	$(36,765)

(A) Determined using a combined average statutory tax rate of 27% for 2017.
(B) Determined using a combined average statutory tax rate of 39% for 2017.
(C) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the year ended December 31, 2017 (in thousands):

	Amounts Reclassified from AOCL	Affected Line Item in the Statements of Consolidated Income
	For the Year Ended December 31, 2017
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$2,524	Interest Charges
Income Taxes	(988)	Income Taxes (a)
	$1,536

(a) Determined using a combined average statutory tax rate of 39%.

The following table summarizes the changes in SJG's AOCL for the year ended December 31, 2017 (in thousands):

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (B)	Total
Balance at January 1, 2017	(14,417)	(517)	$(14,934)
Other comprehensive loss before reclassifications	(11,090)	—	(11,090)
Amounts reclassified from AOCL (C)	—	27	27
Net current period other comprehensive loss	(11,090)	27	(11,063)
Balance at December 31, 2017	$(25,507)	$(490)	$(25,997)

(A) Determined using a combined average statutory tax rate of 27% for 2017.
(B) Determined using a combined average statutory tax rate of 39% for 2017.
(C) See table below.

The following table provides details about reclassifications out of SJG's AOCL for the year ended December 31, 2017 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Statements of Income
	For the Year Ended December 31, 2017
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$46	Interest Charges
Income Taxes	(19)	Income Taxes (a)
	$27

(a) Determined using a combined average statutory tax rate of 39%.

19.	SUBSEQUENT EVENTS:

In January 2018, SJI issued the following MTN's: (a) $25.0 million aggregate principal amount of 3.32% Senior Notes, Series 2017A-2, due January 2025 and (b) $25.0 million aggregate principal amount of 3.56% Senior Notes, Series 2017B-2, due January 2028.

In January 2018, the BPU issued an Order directing the New Jersey utilities, including SJG, to submit filings by March 2, 2018, proposing the prospective change in rates as a result of Tax Reform, the method to return to customers the rate difference from January 1, 2018 through the effective date of the rate change, and the method by which the excess deferred taxes will be returned to customers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows and changes in equity and comprehensive income for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2018

We have served as the Company's auditor since 1948.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of South Jersey Gas Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2017 and 2016, the related statements of income, comprehensive income, cash flows and changes in common equity and comprehensive income for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2018

We have served as the Company's auditor since 1948.

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's and SJG's operations, in thousands except for per share amounts)

	2017 Quarter Ended				2016 Quarter Ended
SJI (includes SJG and all other consolidated subsidiaries):	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$425,829	$244,374	$227,127	$345,738	$333,035	$154,402	$219,082	$329,981
Expenses:
Cost of Sales - (Excluding depreciation)	287,143	179,684	168,815	210,585	152,975	98,340	142,988	186,684
Operations, Impairment Charges and Maintenance Including Fixed Charges	85,675	78,681	122,617	152,990	73,042	71,034	69,410	77,858
Income Taxes	21,870	(5,544)	(24,765)	(16,498)	39,267	(7,189)	2,807	19,266
Energy and Other Taxes	2,071	1,551	1,517	1,348	1,925	1,243	1,449	1,725
Total Expenses	396,759	254,372	268,184	348,425	267,209	163,428	216,654	285,533
Other Income and Expense	8,677	2,386	3,509	6,696	2,361	4,228	7,236	1,560
Income (Loss) from Continuing Operations	37,747	(7,612)	(37,548)	4,009	68,187	(4,798)	9,664	46,008
Loss from Discontinued Operations - (Net of tax benefit)	(30)	(47)	(45)	36	(118)	(29)	(29)	(75)
Net Income (Loss)	$37,717	$(7,659)	$(37,593)	$4,045	$68,069	$(4,827)	$9,635	$45,933

Basic Earnings Per Common Share:
Continuing Operations	$0.47	$(0.10)	$(0.47)	$0.05	$0.96	$(0.06)	$0.12	$0.58
Discontinued Operations	—	—	—	—	—	—	—	—
Basic Earnings Per Common Share	$0.47	$(0.10)	$(0.47)	$0.05	$0.96	$(0.06)	$0.12	$0.58
Average Shares of Common Stock Outstanding - Basic	79,519	79,534	79,539	79,549	71,127	75,298	79,478	79,478

Diluted Earnings Per Common Share:
Continuing Operations	$0.47	$(0.10)	$(0.47)	$0.05	$0.95	$(0.06)	$0.12	$0.58
Discontinued Operations	—	—	—	—	—	—	—	—
Diluted Earnings Per Common Share	$0.47	$(0.10)	$(0.47)	$0.05	$0.95	$(0.06)	$0.12	$0.58
Average Shares of Common Stock Outstanding - Diluted	79,641	79,670	79,539	79,705	71,416	75,298	79,635	79,643

	2017 Quarter Ended				2016 Quarter Ended
SJG:	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$196,814	$83,251	$66,755	$170,434	$187,766	$68,762	$62,025	$142,502
Expenses:

Cost of Sales (excluding depreciation)	72,424	33,644	29,499	68,865	69,303	19,997	26,395	58,695
Operations and Maintenance Including Fixed Charges	48,327	46,656	47,456	54,872	46,450	42,826	41,303	47,886
Income Taxes	29,911	1,431	(3,688)	18,046	27,404	1,415	(2,007)	12,554
Energy and Other Taxes	1,295	872	865	697	1,027	560	838	1,195
Total Expenses	151,957	82,603	74,132	142,480	144,184	64,798	66,529	120,330
Other Income and Expense	1,621	1,618	1,606	1,630	836	1,079	1,189	727
Net Income (Loss)	$46,478	$2,266	$(5,771)	$29,584	$44,418	$5,043	$(3,315)	$22,899
The sum of the quarters for basic and diluted earnings per common share for 2016 does not equal the year's total due to the impact of the equity offering on the average shares of common stock outstanding (see Note 6). The sum of the quarters for basic and diluted earnings per common share may not equal the year's total due to rounding.

NOTE:	Because of the seasonal nature of the business and the volatility from energy-related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officers and principal financial officers, evaluated the effectiveness of the design and operation of SJI''s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that the disclosure controls and procedures employed at SJI and SJG, respectively, are effective.

Management's Report on Internal Control over Financial Reporting

The management of each of SJI and SJG are responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rule 13a-15(f). The internal control system of each of SJI and SJG is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including each company's principal executive officer and principal financial officer, each of SJI and SJG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that each company's internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of each company's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included under this Item 9A.

Changes in Internal Control over Financial Reporting

There has not been any change in the internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act of either SJI or SJG, during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, such company's internal control over financial reporting.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2018

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Director Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2018 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees," “Audit Committee,” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this Report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com, by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2018 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2018 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2018 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the reports thereon of Deloitte & Touche LLP, dated February 26, 2018, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 147 of this Report.

Schedule I - Supplemental Schedules as of December 31, 2017 and 2016 and for the three years ended December 31, 2017, 2016, and 2015 (page 160).

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 159).

Schedule II - Valuation and Qualifying Accounts (page 164).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(2)(a)(i)	Asset Purchase Agreement, dated as of October 15, 2017, by and between Pivotal Utility Holdings, Inc. and South Jersey Industries, Inc.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed October 16, 2017.

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., dated November 10, 1969.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 21, 1983.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 19, 1984.	Incorporated by reference from Exhibit 3.3 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iv)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 23, 1987.	Incorporated by reference from Exhibit 3.4 of Form 8-K of SJI as filed May 10, 2016.

South Jersey Industries, Inc.
Part IV

(3)(a)(v)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated October 7, 1996.	Incorporated by reference from Exhibit 3.6 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vi)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated May 5, 2005.	Incorporated by reference from Exhibit 3.7 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 28, 2009.	Incorporated by reference from Exhibit 3.8 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(viii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated June 2014.	Incorporated by reference from Exhibit 3.9 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ix)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated February 27, 2015.	Incorporated by reference from Exhibit 3.10 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(x)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit 3(a) of Form 10-K of SJG as filed March 26, 1997.

(3)(b)(i)	Bylaws of South Jersey Industries, Inc. as amended and restated through April 21, 2017.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJI as filed April 24, 2017.

(3)(b)(ii)	Bylaws of South Jersey Gas Company as amended and restated through April 21, 2017.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJG as filed April 24, 2017.

(4)(a)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit 4.1 of Form S-3 as filed May 10, 2016 (333-211259).

(4)(b)(i)	Supplemental Indenture Amending and Restating First Mortgage Indenture, dated as of January 23, 2017, for SJG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(ii)	First Supplemental Indenture, dated as of January 23, 2017, for SJG	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated January 30, 2017.

(4)(c)(i)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(ii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(4)(c)(v)	Fifth Supplement, dated as of January 25, 2017, for SJG	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated January 30, 2017.

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit (10)(f)(i) of Form 10-K for 2014.

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(iii)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(iv)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(v)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(vii)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(viii)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(ix)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(x)	Note Purchase Agreement, dated as of June 26, 2014, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 26, 2014.

South Jersey Industries, Inc.
Part IV

(10)(g)(xi)	Term Loan Credit Agreement, dated as of October 28, 2015, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 2, 2015.

(10)(g)(xii)	First Amendment to Letter of Credit Reimbursement Agreements dated as of March 10, 2016.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 11, 2016.

(10)(g)(xiii)	364-Day Revolving Credit Agreement, dated as of September 7, 2016, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 9, 2016.

(10)(g)(xiv)	Note Purchase Agreement, dated as of January 25, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xv)	Term Loan Credit Agreement, dated as of January 26, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xvi)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(10)(g)(xvii)	Five-Year Revolving Credit Agreement, dated as of August 7, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated August 10, 2017.

(10)(g)(xviii)	Five-Year Revolving Credit Agreement, dated as of August 14, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated August 15, 2017.

(10)(g)(xix)	Note Purchase Agreement, dated as of August 16, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 6, 2017.

(10)(g)(xx)	First Amendment to 364-Day Revolving Credit Agreement, dated as of September 6, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated August 16, 2017.

(10)(h)(i)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, Marina and DCO Energy, LLC.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 7, 2016.

(10)(h)(ii)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, DCO Energy, LLC and Marina.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated January 7, 2016.

(12.1)	SJI - Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(12.2)	SJG - Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

South Jersey Industries, Inc.
Part IV

(21)	SJI - Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

(31.1)	SJI - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	SJG - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.3)	SJI - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.4)	SJG - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	SJI - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	SJG - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.3)	SJI - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.4)	SJG - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Stephen H. Clark
Stephen H. Clark
Executive Vice President & Chief Financial Officer
Date:	February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter M. Higgins, III	Director, Chairman of the Board	February 26, 2018
(Walter M. Higgins, III)

/s/ Michael J. Renna	Director, President & Chief Executive Officer	February 26, 2018
(Michael J. Renna)	(Principal Executive Officer)

/s/ Stephen H. Clark	Executive Vice President & Chief Financial Officer	February 26, 2018
(Stephen H. Clark)	(Principal Financial and Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 26, 2018
(Sarah M. Barpoulis)

/s/ Thomas A. Bracken	Director	February 26, 2018
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 26, 2018
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 26, 2018
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 26, 2018
(Sheila Hartnett-Devlin)

/s/ Sunita Holzer	Director	February 26, 2018
(Sunita Holzer)

/s/ Joseph M. Rigby	Director	February 26, 2018
(Joseph M. Rigby)

/s/ Frank L. Sims	Director	February 26, 2018
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
BY:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
Date:	February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Robbins, Jr.	President	February 26, 2018
(David Robbins, Jr.)	(Principal Executive Officer)

/s/ Stephen H. Clark	Chief Financial Officer	February 26, 2018
(Stephen H. Clark)	(Principal Financial and Accounting Officer)

/s/ Walter M. Higgins III	Director, Chairman of the Board	February 26, 2018
(Walter M. Higgins III)

/s/ Thomas A. Bracken	Director	February 26, 2018
(Thomas A. Bracken)

/s/ Victor A. Fortkiewicz	Director	February 26, 2018
(Victor A. Fortkiewicz)

/s/ Sunita Holzer	Director	February 26, 2018
(Sunita Holzer)

/s/ Joseph M. Rigby	Director	February 26, 2018
(Joseph M. Rigby)

South Jersey Industries, Inc.
Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and the Company's internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated February 23, 2018; such consolidated financial statements and reports are included elsewhere in this Form 10-K and in your 2017 Annual Report to Shareholders. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15(a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2018

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2017	2016	2015

Management Service Fee Revenues	$34,321	$25,463	$20,990

Operating Expenses:
Operations	45,182	23,852	17,979
Depreciation	311	377	406
Energy and Other Taxes	1,324	1,033	806
Total Operating Expenses	46,817	25,262	19,191

Operating (Loss) Income	(12,496)	201	1,799

Other Income:
Equity in (Losses) Earnings of Subsidiaries (See Note 1)	(2,793)	119,061	105,610
Other	16,752	11,953	10,145

Total Other Income	13,959	131,014	115,755

Interest Charges	23,818	12,148	11,822
Income Taxes	(18,951)	6	122

(Loss) Income from Continuing Operations	(3,404)	119,061	105,610

Equity in Undistributed Earnings of Discontinued Operations	(86)	(251)	(503)

Net (Loss) Income	$(3,490)	$118,810	$105,107

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2017	2016	2015

Net (Loss) Income	$(3,490)	$118,810	$105,107
Other Comprehensive Income (Loss) - Net of Tax
Postretirement Liability Adjustment (A)	(10,920)	(3,197)	5,518
Unrealized Gain (Loss) on Available-for-Sale Securities (B)	—	118	(53)
Unrealized Gain on Derivatives - Other (B)	1,536	197	294
Total Other Comprehensive (Loss) Income - Net of Tax	(9,384)	(2,882)	5,759

Comprehensive (Loss) Income	$(12,874)	$115,928	$110,866

(A) Determined using a combined average statutory tax rate of 27% for 2017 and 40% for 2016 and 2015.
(B) Determined using a combined average statutory tax rate of 39% for 2017 and 40% for 2016 and 2015.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2017	2016	2015

Retained Earnings - Beginning	$510,597	$474,167	$439,218
Net (Loss) Income	(3,490)	118,810	105,107
	507,107	592,977	544,325

Dividends Declared - Common Stock	(87,308)	(82,380)	(70,158)
Excess Tax Benefit on Restricted Stock	552	—	—

Retained Earnings - Ending	$420,351	$510,597	$474,167

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2017	2016	2015

CASH PROVIDED BY OPERATING ACTIVITIES (See Note 1)	$17,339	$20,507	$38,926

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (Advances to) Repayments from Associated Companies	(16,096)	32,300	(118,802)
Capital Expenditures	(801)	(345)	(150)
Purchase of Company Owned Life Insurance	(9,180)	(2,398)	(2,328)
Investment in Affiliate	(40,000)	(65,000)	—

Net Cash Used in Investing Activities	(66,077)	(35,443)	(121,280)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	50,000	—	50,000
Principal Repayments of Long Term Debt	(16,000)	—	(114,000)
Payments for Issuance of Long Term Debt	(12,174)	(84)	(55)
Net Borrowings from (Repayments of) Short-Term Credit Facilities	102,600	(105,500)	153,000
Dividends on Common Stock	(87,308)	(82,380)	(70,158)
Net Settlement of Restricted Stock (See Note 1)	(751)	(387)	(333)
Proceeds from Sale of Common Stock	—	214,426	63,192

Net Cash Provided by Financing Activities	36,367	26,075	81,646

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(12,371)	11,139	(708)

Cash, Cash Equivalents and Restricted Cash at Beginning of Year	12,847	1,708	2,416

Cash, Cash Equivalents and Restricted Cash at End of Year	$476	$12,847	$1,708

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2017	2016
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$3,318	$2,685
Accumulated Depreciation	(2,194)	(2,026)

Property, Plant and Equipment - Net	1,124	659

Investments:
Investments in Subsidiaries	1,209,308	1,233,856
Available-for-Sale Securities	36	32

Total Investments	1,209,344	1,233,888

Current Assets:
Cash and Cash Equivalents	476	12,847
Receivable from Associated Companies	636,327	550,227
Accounts Receivable	52	49
Other	5,017	—

Total Current Assets	641,872	563,123

Other Noncurrent Assets	50,735	44,974

Total Assets	$1,903,075	$1,842,644

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 120,000,000 shares
Outstanding Shares - 79,549,080 (2017) and 79,478,055 (2016)	$99,436	$99,347
Premium on Common Stock	709,658	706,943
Treasury Stock (at par)	(271)	(266)
Accumulated Other Comprehensive Loss	(36,765)	(27,381)
Retained Earnings	420,351	510,597

Total Equity	1,192,409	1,289,240

Long-Term Debt	364,946	323,971

Current Liabilities:
Notes Payable - Banks	294,400	191,800
Current Portion of Long-Term Debt	—	16,000
Payable to Associated Companies	404	382
Accounts Payable	17,316	211
Other Current Liabilities	7,763	7,707

Total Current Liabilities	319,883	216,100

Other Noncurrent Liabilities	25,837	13,333

Total Capitalization and Liabilities	$1,903,075	$1,842,644

South Jersey Industries, Inc.
Part IV

 Notes to Condensed Financial Statements

1.	BASIS OF PRESENTATION:

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

Certain reclassifications have been made to SJI's prior period condensed statements of cash flows to conform to the current period presentation. Cash paid by an employer when directly withholding shares for tax-withholding purposes is now classified as a financing activity in the condensed statements of cash flows to conform to ASU 2016-09, which is described under "New Accounting Pronouncements" in Note 1 to the consolidated financial statements. This caused SJI's prior period Cash Flows Provided by Operating Activities to increase by $0.4 million and $0.3 million for 2016 and 2015, respectively, and Net Cash Flows from Financing Activities to decrease by the same amount.

Dividends received from subsidiaries were $20.0 million and $40.8 million for 2017 and 2015, respectively. Dividends were not received from subsidiaries in 2016.

The following table provides a reconciliation between SJI's equity in earnings from its subsidiaries to total income from continuing operations (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Equity in (Losses) Earnings of Subsidiaries	$(2,793)	$119,061	$105,610
Acquisition Costs, net of tax (A)	(12,031)	—	—
Impact of Tax Adjustments (B)	11,420	—	—
(Loss) Income From Continuing Operations	$(3,404)	$119,061	$105,610

(A)    Represents costs incurred on the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the consolidated financial statements).

(B)    Represents one-time tax adjustments, most notably for Tax Reform, which was signed into law in December 2017. See Note 4 to the consolidated financial statements.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2017	$12,744	$6,949	$(394)	$5,311	$13,988

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2016	$10,252	$6,907	$(47)	$4,368	$12,744

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2015	$7,910	$14,730	$(79)	$12,309	$10,252

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2017	$12,570	$6,949	$(394)	$5,326	$13,799
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2016	$9,778	$6,993	$(47)	$4,154	$12,570
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2015	$6,601	$14,689	$(235)	$11,277	$9,778
(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.