Form 10-K/A
period 2017-12-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2018-03-01
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE:

South Jersey Industries, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2018 as part of a combined report also filed separately by its wholly-owned subsidiary, South Jersey Gas Company. The Company is filing this Amendment No. 1 (this “Amendment”) to the Original Filing solely to correct three typographical errors as follows:

1)    A date contained in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM related to its Opinion on the Financial Statements of the Company and its subsidiaries, as shown on page 145 of the Original Filing. In that report, the date cross-referencing the accounting firm’s Opinion on Internal Control over Financial Reporting was inadvertently referenced as February 23, 2018. The correct date of the Opinion on Internal Control over Financial Reporting is February 26, 2018. That error has been corrected in this Amendment.

2)     A date contained in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM related to its Opinion on Internal Control over Financial Reporting of the Company and its subsidiaries, as shown on page 150 of the Original Filing. In that report, the date cross-referencing the accounting firm’s Opinion on the Financial Statements was inadvertently referenced as February 23, 2018. The correct date of the Opinion on the Financial Statements is February 26, 2018. That error has been corrected in this Amendment.

3)    A date contained in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM related to its Opinion on the Financial Statement Schedules of the Company, as shown on page 159 of the Original Filing. In that report, the date cross-referencing the accounting firm’s Opinion on the Financial Statements as well as its Opinion on Internal Control over Financial Reporting was inadvertently referenced as February 23, 2018. The correct date of the Opinion on the Financial Statements as well as the Opinion on Internal Control over Financial Reporting is February 26, 2018. That error has been corrected in this Amendment.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Principal Executive Officer and Chief Financial Officer of each of the Company and South Jersey Gas Company, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Except as described above, this Amendment does not amend or update any other information contained in the Original Filing. For ease of reference, the Company has included a complete copy of the Original Filing, amended as described above, in this Amendment.

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements.	Incorporated by reference from Exhibit 10(e)(iv) of Form 10-K of SJI dated February 26, 2018.

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit (10)(f)(i) of Form 10-K for 2014.

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(iii)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(iv)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(v)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(vii)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(viii)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(ix)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(x)	Note Purchase Agreement, dated as of June 26, 2014, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 26, 2014.

South Jersey Industries, Inc.
Part IV

(10)(g)(xi)	Term Loan Credit Agreement, dated as of October 28, 2015, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 2, 2015.

(10)(g)(xii)	First Amendment to Letter of Credit Reimbursement Agreements dated as of March 10, 2016.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 11, 2016.

(10)(g)(xiii)	364-Day Revolving Credit Agreement, dated as of September 7, 2016, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 9, 2016.

(10)(g)(xiv)	Note Purchase Agreement, dated as of January 25, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xv)	Term Loan Credit Agreement, dated as of January 26, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xvi)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(10)(g)(xvii)	Five-Year Revolving Credit Agreement, dated as of August 7, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated August 10, 2017.

(10)(g)(xviii)	Five-Year Revolving Credit Agreement, dated as of August 14, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated August 15, 2017.

(10)(g)(xix)	Note Purchase Agreement, dated as of August 16, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 6, 2017.

(10)(g)(xx)	First Amendment to 364-Day Revolving Credit Agreement, dated as of September 6, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated August 16, 2017.

(10)(h)(i)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, Marina and DCO Energy, LLC.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 7, 2016.

(10)(h)(ii)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, DCO Energy, LLC and Marina.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated January 7, 2016.

(12.1)	SJI - Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes).	Incorporated by reference from Exhibit 12.1 of Form 10-K of SJI dated February 26, 2018.

(12.2)	SJG - Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes).	Incorporated by reference from Exhibit 12.2 of Form 10-K of SJI dated February 26, 2018.

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

South Jersey Industries, Inc.
Part IV

(21)	SJI - Subsidiaries of the Registrant.	Incorporated by reference from Exhibit 21 of Form 10-K of SJI dated February 26, 2018.

(23)	Independent Registered Public Accounting Firm's Consent.	Incorporated by reference from Exhibit 23 of Form 10-K of SJI dated February 26, 2018.

(31.1)	SJI - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	SJG - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.3)	SJI - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.4)	SJG - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	SJI - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	SJG - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.3)	SJI - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.4)	SJG - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Stephen H. Clark
Stephen H. Clark
Executive Vice President & Chief Financial Officer
Date:	March 1, 2018

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

SOUTH JERSEY GAS COMPANY
BY:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
Date:	March 1, 2018

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

To the Board of Directors and Stockholders of
South Jersey Industries, Inc.
Folsom, New Jersey

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and the Company's internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated February 26, 2018; such consolidated financial statements and reports are included elsewhere in this Form 10-K and in your 2017 Annual Report to Shareholders. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15(a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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