Form 10-Q
period 2018-03-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2018-05-07
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
South Jersey Industries, Inc. common stock ($1.25 par value) outstanding as of May 1, 2018 was 85,502,759 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of May 1, 2018 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by South Jersey Industries, Inc.
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

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended March 31,
	2018	2017
Operating Revenues (See Note 16):
Utility	$231,768	$195,769
Nonutility	290,177	230,060
Total Operating Revenues	521,945	425,829
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	87,117	71,379
- Nonutility	195,951	215,763
Operations (See Note 1)	47,044	38,448
Maintenance	6,862	4,981
Depreciation	24,662	24,323
Energy and Other Taxes	2,439	2,071
Total Operating Expenses	364,075	356,965
Operating Income (See Note 1)	157,870	68,864

Other Income and Expense (See Note 1)	2,761	4,487
Interest Charges	(13,972)	(16,745)
Income Before Income Taxes	146,659	56,606
Income Taxes	(36,415)	(21,870)
Equity in Earnings of Affiliated Companies	1,062	3,011
Income from Continuing Operations	111,306	37,747
Loss from Discontinued Operations - (Net of tax benefit)	(66)	(30)
Net Income	$111,240	$37,717

Basic Earnings Per Common Share:
Continuing Operations	$1.40	$0.47
Discontinued Operations	—	—
Basic Earnings Per Common Share	$1.40	$0.47

Average Shares of Common Stock Outstanding - Basic	79,595	79,519

Diluted Earnings Per Common Share:
Continuing Operations	$1.40	$0.47
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$1.40	$0.47

Average Shares of Common Stock Outstanding - Diluted	79,724	79,641

Dividends Declared Per Common Share	$0.28	$0.27

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$111,240	$37,717

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	9	1,515

Other Comprehensive Income - Net of Tax*	9	1,515

Comprehensive Income	$111,249	$39,232

* Determined using a combined average statutory tax rate of approximately 25% and 40% in 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Net Cash Provided by Operating Activities	$95,201	$79,528

Cash Flows from Investing Activities:
Capital Expenditures	(58,816)	(67,278)
Proceeds from Sale of Property, Plant & Equipment	—	3,058
Investment in Long-Term Receivables	(1,916)	(2,362)
Proceeds from Long-Term Receivables	2,390	2,554
Notes Receivable	—	3,000
Purchase of Company-Owned Life Insurance	(279)	(8,074)
Investment in Affiliate	(3,975)	(5,902)
Net Repayment of Notes Receivable - Affiliate	1,065	2,251

Net Cash Used in Investing Activities	(61,531)	(72,753)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(98,300)	(91,000)
Proceeds from Issuance of Long-Term Debt	50,000	273,000
Principal Repayments of Long-Term Debt	—	(200,000)
Payments for Issuance of Long-Term Debt	(1,264)	(2,021)
Net Settlement of Restricted Stock	(776)	(751)

Net Cash Used in Financing Activities	(50,340)	(20,772)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(16,670)	(13,997)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	39,695	31,910

Cash, Cash Equivalents and Restricted Cash at End of Period	$23,025	$17,913

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2018	December 31, 2017
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,696,087	$2,652,244
Accumulated Depreciation	(504,936)	(498,161)
Nonutility Property and Equipment, at cost	745,826	741,027
Accumulated Depreciation	(205,230)	(194,913)

Property, Plant and Equipment - Net	2,731,747	2,700,197

Investments:
Available-for-Sale Securities	36	36
Restricted	16,713	31,876
Investment in Affiliates	66,970	62,292

Total Investments	83,719	94,204

Current Assets:
Cash and Cash Equivalents	6,312	7,819
Accounts Receivable	243,395	202,379
Unbilled Revenues	62,601	73,377
Provision for Uncollectibles	(14,684)	(13,988)
Notes Receivable - Affiliate	3,848	4,913
Natural Gas in Storage, average cost	33,422	48,513
Materials and Supplies, average cost	4,233	4,239
Prepaid Taxes	20,391	41,355
Derivatives - Energy Related Assets	24,386	42,139
Other Prepayments and Current Assets	29,602	28,247

Total Current Assets	413,506	438,993

Regulatory and Other Noncurrent Assets:
Regulatory Assets	491,629	469,224
Derivatives - Energy Related Assets	12,268	5,988
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	27,638	28,721
Goodwill	3,578	3,578
Identifiable Intangible Assets	12,240	12,480
Other	100,480	98,426

Total Regulatory and Other Noncurrent Assets	661,108	631,692

Total Assets	$3,890,080	$3,865,086

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2018	December 31, 2017
Capitalization and Liabilities
Equity:
Common Stock	$99,516	$99,436
Premium on Common Stock	709,756	709,658
Treasury Stock (at par)	(274)	(271)
Accumulated Other Comprehensive Loss	(36,756)	(36,765)
Retained Earnings	509,255	420,351

Total Equity	1,281,497	1,192,409

Long-Term Debt	974,749	1,122,999

Total Capitalization	2,256,246	2,315,408

Current Liabilities:
Notes Payable	248,100	346,400
Current Portion of Long-Term Debt	263,809	63,809
Accounts Payable	259,684	284,899
Customer Deposits and Credit Balances	29,356	43,398
Environmental Remediation Costs	60,846	66,372
Taxes Accrued	6,814	2,932
Derivatives - Energy Related Liabilities	12,486	46,938
Deferred Contract Revenues	262	259
Derivatives - Other Current	526	748
Dividends Payable	22,334	—
Interest Accrued	7,790	9,079
Pension Benefits	2,388	2,388
Other Current Liabilities	9,785	15,860

Total Current Liabilities	924,180	883,082

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	123,239	86,884
Pension and Other Postretirement Benefits	104,262	101,544
Environmental Remediation Costs	101,551	106,483
Asset Retirement Obligations	59,807	59,497
Derivatives - Energy Related Liabilities	4,153	6,025
Derivatives - Other Noncurrent	7,194	9,622
Regulatory Liabilities	300,358	287,105
Other	9,090	9,436

Total Deferred Credits and Other Noncurrent Liabilities	709,654	666,596

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,890,080	$3,865,086

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2018	2017
Operating Revenues (See Note 16)	$234,459	$196,814

Operating Expenses:
Cost of Sales (Excluding depreciation)	89,808	72,424
Operations (See Note 1)	29,370	24,175
Maintenance	6,862	4,981
Depreciation	14,363	12,714
Energy and Other Taxes	1,255	1,295

Total Operating Expenses	141,658	115,589

Operating Income (See Note 1)	92,801	81,225

Other Income and Expense (See Note 1)	2,510	1,042

Interest Charges	(6,728)	(5,878)

Income Before Income Taxes	88,583	76,389

Income Taxes	(21,836)	(29,911)

Net Income	$66,747	$46,478

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2018	2017
Net Income	$66,747	$46,478

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	9	7

Other Comprehensive Income - Net of Tax *	9	7

Comprehensive Income	$66,756	$46,485

* Determined using a combined average statutory tax rate of approximately 25% and 40% in 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2018	2017
Net Cash Provided by Operating Activities	$44,492	$56,986

Cash Flows from Investing Activities:
Capital Expenditures	(54,960)	(56,086)
Purchase of Company-Owned Life Insurance	—	(4,875)
Investment in Long-Term Receivables	(1,916)	(2,362)
Proceeds from Long-Term Receivables	2,390	2,554

Net Cash Used in Investing Activities	(54,486)	(60,769)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	11,100	(104,300)
Proceeds from Issuance of Long-Term Debt	—	273,000
Principal Repayments of Long-Term Debt	—	(200,000)
Payments for Issuance of Long-Term Debt	(5)	(2,021)
Additional Investment by Shareholder	—	40,000

Net Cash Provided by Financing Activities	11,095	6,679

Net Increase in Cash, Cash Equivalents and Restricted Cash	1,101	2,896
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,619	1,391

Cash, Cash Equivalents and Restricted Cash at End of Period	$5,720	$4,287

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2018	December 31, 2017
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,696,087	$2,652,244
Accumulated Depreciation	(504,936)	(498,161)

Property, Plant and Equipment - Net	2,191,151	2,154,083

Investments:
Restricted Investments	2,322	2,912

Total Investments	2,322	2,912

Current Assets:
Cash and Cash Equivalents	3,398	1,707
Accounts Receivable	128,583	78,571
Accounts Receivable - Related Parties	2,842	988
Unbilled Revenues	44,287	54,980
Provision for Uncollectibles	(14,491)	(13,799)
Natural Gas in Storage, average cost	5,190	14,932
Materials and Supplies, average cost	824	825
Prepaid Taxes	17,156	38,326
Derivatives - Energy Related Assets	404	7,327
Other Prepayments and Current Assets	12,895	12,670

Total Current Assets	201,088	196,527

Regulatory and Other Noncurrent Assets:
Regulatory Assets	491,629	469,224
Long-Term Receivables	24,874	25,851
Derivatives - Energy Related Assets	—	5
Other	19,063	17,372

Total Regulatory and Other Noncurrent Assets	535,566	512,452

Total Assets	$2,930,127	$2,865,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31, 2018	December 31, 2017
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(25,988)	(25,997)
Retained Earnings	652,584	585,838

Total Equity	988,188	921,433

Long-Term Debt	558,218	758,052

Total Capitalization	1,546,406	1,679,485

Current Liabilities:
Notes Payable	63,100	52,000
Current Portion of Long-Term Debt	263,809	63,809
Accounts Payable - Commodity	37,810	43,341
Accounts Payable - Other	34,923	41,365
Accounts Payable - Related Parties	13,176	17,029
Derivatives - Energy Related Liabilities	784	9,270
Derivatives - Other Current	337	389
Customer Deposits and Credit Balances	24,788	41,656
Environmental Remediation Costs	60,528	66,040
Taxes Accrued	5,785	1,760
Pension Benefits	2,353	2,353
Interest Accrued	5,938	7,615
Other Current Liabilities	5,755	7,027

Total Current Liabilities	519,086	353,654

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	300,358	287,105
Deferred Income Taxes - Net	302,524	280,746
Environmental Remediation Costs	100,736	105,656
Asset Retirement Obligations	59,018	58,714
Pension and Other Postretirement Benefits	91,264	88,871
Derivatives - Energy Related Liabilities	328	170
Derivatives - Other Noncurrent	5,669	6,639
Other	4,738	4,934

Total Regulatory and Other Noncurrent Liabilities	864,635	832,835

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,930,127	$2,865,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

•AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE) and SX Landfill Energy, LLC (SXLE) own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey.

•MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS) own and operate solar-generation sites located in New Jersey.

▪
South Jersey Energy Service Plus, LLC (SJESP) serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP continues to receive commissions paid on service contracts from the third party and will do so on a go forward basis.

▪
SJI Midstream, LLC (Midstream) invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey.

In October 2017, SJI announced that it had entered into agreements to acquire the assets of Elizabethtown Gas and Elkton Gas from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas. SJI is acquiring the assets of both companies for total consideration of $1.7 billion. The transaction is expected to close in mid-2018, and is subject to approvals by the New Jersey Board of Public Utilities (BPU) and the Maryland Public Service Commission (PSC), with limited approvals also required from the Federal Energy Regulatory Commission (FERC), as well as certain anti-trust filings and approvals. In April 2018, SJI completed public equity offerings and issued long-term debt to help fund the acquisition (see Note 17).

In connection with the acquisition, SJI has incurred total fees of $9.3 million during the three months ended March 31, 2018. Of these fees, $5.5 million were related to consulting and legal expenses and recorded as Operations Expenses in the condensed consolidated statements of income for the three months ended March 31, 2018. The remaining $3.8 million relates to a senior unsecured bridge facility (the “Bridge Facility”), which was entered into in the fourth quarter of 2017. Debt issuance costs associated with the Bridge Facility of $2.6 million were amortized to interest expense during the three months ended March 31, 2018. Also incurred was $1.2 million of ticking fees which are also recorded as interest expense during the three months ended March 31, 2018. The interest expenses noted above are recorded in Interest Charges in the condensed consolidated statements of income. All of the above costs are included in the Corporate & Services segment.

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. SJI eliminates all significant intercompany accounts and transactions. In management’s opinion, the unaudited condensed consolidated financial statements of SJI and SJG reflect all normal and recurring adjustments needed to fairly present their respective financial positions, operating results and cash flows at the dates and for the periods presented. SJI’s and SJG's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2017 for a more complete discussion of the accounting policies and certain other information.

Certain reclassifications have been made to SJI's and SJG's prior period condensed consolidated statements of income to conform to the current period presentation. The non-service cost components of net periodic pension and postretirement benefit costs are now included as a reduction to Other Income and Expense, as opposed to being recorded as an Operations Expense, to conform with ASU 2017-07, which is described below under "New Accounting Pronouncements." This caused Other Income to be reduced, and Operations Expense to also be reduced, by $1.2 million and $0.6 million for SJI and SJG, respectively, for the three months ended March 31, 2017. This also caused a reclassification to SJI's prior period segments disclosure in Note 6 to increase Operating Income within both the Gas Utility Operations and Corporate & Services segments by $0.6 million for the three months ended March 31, 2017.

Certain reclassifications have been made to SJI's prior period segments disclosures to conform to the current period presentation. The activities of SJI Midstream, which were presented in the Corporate & Services segment during the three months ended March 31, 2017, are now separated into the Midstream segment for the same period in 2018. This caused prior period adjustments to Interest Charges, Income Taxes and Property Additions in Note 6.

REVENUE-BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both Utility Revenue and Energy and Other Taxes and totaled $0.4 million for both the three months ended March 31, 2018 and 2017.

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

No impairments were identified at SJI or SJG for the three months ended March 31, 2018. SJI recorded an impairment charge of $0.3 million during the first quarter of 2017 due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment. For the three months ended March 31, 2017, no impairments were identified at SJG.

Marina’s solar energy projects rely on returns from electricity and solar renewable energy credits (SRECs).  A decrease in the value of electricity and SRECs due to market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded during the three months ended March 31, 2018 or 2017. As of March 31, 2018 and December 31, 2017, $8.6 million and $8.7 million, respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on SJI's condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of March 31, 2018 and December 31, 2017, SJI held219,136 and 216,642 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but was required to be accounted for in the period of enactment, as such SJI adopted the new law in the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, including provisions related to the permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, modification of bonus depreciation and changes to the deductibility of certain business-related expenses.

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

SJI and SJG were able to make reasonable, good faith estimates of certain effects and, therefore, recorded provisional adjustments for the following: the tax rules regarding the appropriate bonus deprecation rate that should be applied to assets placed in service after September 27, 2017, including the information required to compute the applicable depreciable tax basis. Further, Tax Reform is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities. Tax Reform could also be subject to potential amendments and technical corrections which could impact the Company’s financial statements.

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

GOODWILL - Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three months ended March 31, 2018. Goodwill totaled $3.6 million on the condensed consolidated balance sheets of SJI as of both March 31, 2018 and December 31, 2017.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2018 or 2017 had, or are expected to have, a material impact on the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09, as follows:

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

On January 1, 2018, SJI and SJG adopted ASU 2014-09 and all amendments, which meant adopting the guidance in ASC 606. SJI and SJG adopted the new guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 605. See Note 16. The methods of recognizing revenue for SJI's and SJG's contracts with customers is the same under ASC 605 and ASC 606, as revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606. As such, there was no significant impact to revenues for the quarter ended March 31, 2018 as a result of applying ASC 606, and there was no cumulative catch-up to retained earnings under the modified retrospective method for changes in accounting for revenues. Further, there were no significant changes to our business processes, systems or internal controls over financial reporting needed to support recognition and disclosure under the new guidance.

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

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management has formed an implementation team that is inventorying leases and evaluating the impact that adoption of this guidance will have on SJI's and SJG's financial statements, which includes monitoring industry specific developments including the exposure draft issued by the FASB that would introduce a land easement practical expedient to ASC 842. Consistent with the requirements of the standard, SJI and SJG expect to both transition to the new guidance using the modified retrospective approach, although this could be subject to change based on new guidance from the FASB. The Company does not plan to early adopt the new guidance.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to improve guidance related to the presentation of defined benefit costs in the income statement. In particular, this ASU requires an employer to report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Adoption of this guidance was applied retrospectively and did not have a material impact on the financial statements of SJI or SJG; however, current and prior period presentation on the condensed consolidated statements of income were modified for SJI and SJG to conform to this guidance, as described under “Basis of Presentation” above.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Reform. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Reform and will improve the usefulness of information reported to financial statement users. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which gave improvements and enhancements to ASU 2016-01 discussed above. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. SJI and SJG adopted this guidance during the first quarter of 2018 in conjunction with adopting ASU 2016-01 discussed above. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

In March 2018, the FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update). This ASU incorporates recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulation. ASU No. 2018-04 was effective upon issuance. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). This ASU incorporates recent SEC guidance related to the income tax accounting implications of Tax Reform. ASU No. 2018-05 was effective upon issuance. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of SJI's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the three months ended March 31, 2018 and 2017. No stock appreciation rights have been issued under the plans. During the three months ended March 31, 2018 and 2017, SJI granted 185,214 and 158,688 restricted shares, respectively, to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

In 2015, SJI began granting time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. Beginning in 2018, the vesting and payout of time-based shares of restricted stock is only contingent upon the service requirement being met in years one, two, and three of the grant. During the three months ended March 31, 2018 and 2017, Officers and other key employees were granted 56,634 and 48,790 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

During the three months ended March 31, 2018 and 2017, SJI granted 26,416 and 30,394 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at March 31, 2018 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2016 - TSR	58,205	$22.53	18.1%	1.31%
	2016 - CEGR, Time	73,344	$23.52	N/A	N/A
	2017 - TSR	49,981	$32.17	20.8%	1.47%
	2017 - CEGR, Time	81,372	$33.69	N/A	N/A
	2018 - TSR	64,290	$31.05	21.9%	2.00%
	2018 - CEGR, Time	120,924	$31.23	N/A	N/A

Directors -	2018	26,416	$31.16	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Officers & Key Employees	$1,100	$1,070
Directors	206	256
Total Cost	1,306	1,326

Capitalized	(101)	(88)
Net Expense	$1,205	$1,238

As of March 31, 2018, there was $9.3 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information regarding restricted stock award activity for SJI during the three months ended March 31, 2018, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2018	342,793	30,394	$28.60
Granted	185,214	26,416	$31.17
Cancelled/Forfeited	(34,990)	—	$28.21
Vested	(44,901)	(30,394)	$30.56
Nonvested Shares Outstanding, March 31, 2018	448,116	26,416	$29.46

During the three months ended March 31, 2018 and 2017, SJI awarded 63,030 shares to its Officers and other key employees at a market value of $1.9 million, and 65,628 shares at a market value of $2.2 million, respectively. During the three months ended March 31, 2018 and 2017, SJI also granted 26,416 and 30,394 shares to its Directors at a market value of $0.8 million and $1.0 million, respectively.

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

South Jersey Gas Company - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the three months ended March 31, 2018 and 2017, SJG officers and other key employees were granted 26,652 and 21,061 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the three months ended March 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively. Approximately 60% of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

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

For the three months ended March 31, 2018 and 2017, SJRG had net sales to EnergyMark of $14.6 million and $15.2 million, respectively.

During the first three months of 2018 and 2017, SJI made net investments in unconsolidated affiliates of $2.9 million and $3.7 million, respectively.  As of March 31, 2018 and December 31, 2017, the outstanding balance of Notes Receivable – Affiliate was $17.1 million and $18.2 million, respectively. As of March 31, 2018, $13.6 million of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $3.5 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2018, SJI had a net asset of approximately $67.0 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2018, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $84.1 million.

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

Summarized operating results of the discontinued operations for the three months ended March 31, 2018 and 2017, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Loss before Income Taxes:
Sand Mining	$(40)	$(17)
Fuel Oil	(42)	(29)
Income Tax Benefits	16	16
Loss from Discontinued Operations — Net	$(66)	$(30)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—

SJG RELATED-PARTY TRANSACTIONS - There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2017. See Note 3 to the Financial Statements in Item 8 of SJI's and SJG’s Form 10-K for the year ended December 31, 2017 for a detailed description of the related parties and their associated transactions.

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating Revenues/Affiliates:
SJRG	$2,588	$963
Marina	103	82
Other	23	21
Total Operating Revenue/Affiliates	$2,714	$1,066

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs of Sales/Affiliates (Excluding depreciation)
SJRG*	$25,338	$10,450

Operations Expense/Affiliates:
SJI	$7,043	$6,050
Millennium	697	708
Other	(115)	(39)
Total Operations Expense/Affiliates	$7,625	$6,719

*As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

4.	COMMON STOCK:

The following shares were issued and outstanding for SJI:

2018
Beginning Balance, January 1	79,549,080
New Issuances During the Period:
Stock-Based Compensation Plan	63,809
Ending Balance, March 31	79,612,889

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $0.1 million was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of March 31, 2018. SJG did not issue any new shares during the period. SJI owns all of the outstanding common stock of SJG.

SJI's EARNINGS PER COMMON SHARE (EPS) - SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 129,369 and 121,812 for the three months ended March 31, 2018 and 2017, respectively. These additional shares relate to SJI's restricted stock as discussed in Note 2.

DIVIDEND REINVESTMENT PLAN (DRP) — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2017 or 2018. SJI does not intend to issue equity capital via the DRP in 2018.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — Marina is required to maintain escrow accounts related to ongoing capital projects. As of both March 31, 2018 and December 31, 2017, the escrowed funds, including interest earned, totaled $0.3 million which are recorded in Restricted Investments on the condensed consolidated balance sheets.

SJI and SJG maintain margin accounts with selected counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of March 31, 2018 and December 31, 2017, SJI's balances (including SJG) in these accounts totaled $16.4 million and $31.6 million, respectively, held by the counterparty, which is recorded in Restricted Investments on the condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, SJG's balance held by the counterparty totaled $2.3 million and $2.9 million and was recorded in Restricted Investments on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at March 31, 2018 and December 31, 2017, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of March 31, 2018
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$6,312	$3,398
Restricted Investments	16,713	2,322
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$23,025	$5,720

	As of December 31, 2017
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$7,819	$1,707
Restricted Investments	31,876	2,912
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,695	$4,619

NOTES RECEIVABLE-AFFILIATES - As of March 31, 2018, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $6.6 million and $7.0 million as of March 31, 2018 and December 31, 2017, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.7 million as of both March 31, 2018 and December 31, 2017.  The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at March 31, 2018 and December 31, 2017, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of March 31, 2018, SJI had approximately $4.3 million, or 11.9%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at March 31, 2018 and December 31, 2017, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of March 31, 2018 and December 31, 2017, were $1,257.1 million and $1,216.1 million, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of March 31, 2018 and December 31, 2017, were $1,238.6 million and $1,186.8 million, respectively. SJI's carrying amounts as of March 31, 2018 and December 31, 2017 are net of unamortized debt issuance costs of $15.6 million and $17.4 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2018 and December 31, 2017, were $831.6 million and $838.5 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of March 31, 2018 and December 31, 2017, was $822.0 million and $821.9 million, respectively. The carrying amounts as of March 31, 2018 and December 31, 2017 are net of unamortized debt issuance costs of $7.1 million and $7.3 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at March 31, 2018 and December 31, 2017.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker (CODM). These segments are as follows:

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

•
Appliance service operations includes SJESP, which serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP continues to receive commissions paid on service contracts from the third party and will do so on a go forward basis.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating Revenues:
Gas Utility Operations	$234,459	$196,814
Energy Group:
Wholesale Energy Operations	190,343	127,517
Retail Gas and Other Operations	40,201	36,878
Retail Electric Operations	44,035	48,957
Subtotal Energy Group	274,579	213,352
Energy Services:
On-Site Energy Production	21,157	19,612
Appliance Service Operations	520	1,658
Subtotal Energy Services	21,677	21,270
Corporate and Services	13,000	11,596
Subtotal	543,715	443,032
Intersegment Sales	(21,770)	(17,203)
Total Operating Revenues	$521,945	$425,829

	Three Months Ended March 31,
	2018	2017
Operating Income (See Note 1):
Gas Utility Operations	$92,801	$81,225
Energy Group:
Wholesale Energy Operations	75,657	(11,626)
Retail Gas and Other Operations	(5,758)	(1,667)
Retail Electric Operations	(208)	1,306
Subtotal Energy Group	69,691	(11,987)
Energy Services:
On-Site Energy Production	(554)	(1,969)
Appliance Service Operations	503	(72)
Subtotal Energy Services	(51)	(2,041)
Corporate and Services	(4,571)	1,667
Total Operating Income	$157,870	$68,864

Depreciation and Amortization:
Gas Utility Operations	$20,315	$17,362
Energy Group:
Wholesale Energy Operations	23	28
Retail Gas and Other Operations	75	83
Subtotal Energy Group	98	111
Energy Services:
On-Site Energy Production	10,271	11,593
Appliance Service Operations	—	54
Subtotal Energy Services	10,271	11,647
Corporate and Services	3,214	401
Total Depreciation and Amortization	$33,898	$29,521

Interest Charges (See Note 1):
Gas Utility Operations	$6,728	$5,878
Energy Group:
Wholesale Energy Operations	—	3,059
Retail Gas and Other Operations	146	85
Subtotal Energy Group	146	3,144
Energy Services:
On-Site Energy Production	3,847	5,814
Midstream	426	510
Corporate and Services	7,470	4,731
Subtotal	18,617	20,077
Intersegment Borrowings	(4,645)	(3,332)
Total Interest Charges	$13,972	$16,745

	Three Months Ended March 31,
	2018	2017
Income Taxes (See Note 1):
Gas Utility Operations	$21,836	$29,911
Energy Group:
Wholesale Energy Operations	19,127	(6,319)
Retail Gas and Other Operations	(1,534)	(447)
Retail Electric Operations	(58)	535
Subtotal Energy Group	17,535	(6,231)
Energy Services:
On-Site Energy Production	(1,157)	(3,069)
Appliance Service Operations	131	(17)
Subtotal Energy Services	(1,026)	(3,086)
Midstream	62	(84)
Corporate and Services	(1,992)	1,360
Total Income Taxes	$36,415	$21,870

Property Additions (See Note 1):
Gas Utility Operations	$50,237	$62,280
Energy Group:
Wholesale Energy Operations	5	3
Retail Gas and Other Operations	173	295
Subtotal Energy Group	178	298
Energy Services:
On-Site Energy Production	1,113	7,349
Appliance Service Operations	—	6
Subtotal Energy Services	1,113	7,355
Midstream	211	152
Corporate and Services	3,345	93
Total Property Additions	$55,084	$70,178

	March 31, 2018	December 31, 2017
Identifiable Assets:
Gas Utility Operations	$2,930,127	$2,865,974
Energy Group:
Wholesale Energy Operations	150,330	208,785
Retail Gas and Other Operations	57,497	56,935
Retail Electric Operations	32,149	34,923
Subtotal Energy Group	239,976	300,643
Energy Services:
On-Site Energy Production	584,349	582,587
Appliance Service Operations	491	1,338
Subtotal Energy Services	584,840	583,925
Midstream	64,831	63,112
Discontinued Operations	1,751	1,757
Corporate and Services	640,996	711,038
Intersegment Assets	(572,441)	(661,363)
Total Identifiable Assets	$3,890,080	$3,865,086

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In March 2018, SJG filed a petition with the BPU for a change in rates, customer refund and rider associated with the implementation of Tax Reform. The BPU subsequently approved an interim rate reduction, effective April 1, 2018, to reflect the change in the corporate tax rate within SJG’s base rates. This petition is currently pending.

Also in March 2018, SJG filed a petition with the BPU seeking to continue its existing Energy Efficiency Programs (EEP's), with modifications, and to implement new programs (the “EEP IV”) for a five-year period with a proposed budget of approximately $195.4 million and with the same rate recovery mechanism that exists for its current EEP's. Under its existing EEP's, SJG is permitted to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments. The matter is currently pending BPU approval.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2017. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

8.	REGULATORY ASSETS AND REGULATORY LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2017, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017. SJI has no regulatory assets or regulatory liabilities other than those of SJG.

SJI's and SJG's Regulatory Assets consisted of the following items (in thousands):

	March 31, 2018	December 31, 2017
Environmental Remediation Costs:
Expended - Net	$110,529	$100,327
Liability for Future Expenditures	161,263	171,696
Deferred Asset Retirement Obligation Costs	42,622	42,368
Deferred Pension and Other Postretirement Benefit Costs	78,211	78,211
Deferred Gas Costs - Net	54,351	16,838
Conservation Incentive Program Receivable	12,118	26,652
Societal Benefit Costs Receivable	2,699	2,484
Deferred Interest Rate Contracts	6,006	7,028
Energy Efficiency Tracker	1,832	2,094
Pipeline Supplier Service Charges	686	708
Pipeline Integrity Cost	4,977	5,280
AFUDC - Equity Related Deferrals	12,899	12,785
Other Regulatory Assets	3,436	2,753

Total Regulatory Assets	$491,629	$469,224

ENVIRONMENTAL REMEDIATION COSTS - SJG has two regulatory assets associated with environmental costs related to the cleanup of 12 sites where SJG or its predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the condensed consolidated balance sheets under the captions "Current Liabilities" (both SJI and SJG), "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven-year periods after they are spent.

DEFERRED GAS COSTS - NET - Over/Under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) bill credit. Net undercollected gas costs are classified as a regulatory asset, and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory asset increased $37.5 million from December 31, 2017 to March 31, 2018, primarily due to the actual gas commodity costs exceeding recoveries from customers.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was more than the established baseline during the first three months of 2018, resulting in a decrease in the receivable. This is primarily the result of cold weather experienced in the region.

SOCIETAL BENEFIT COSTS (SBC) RECEIVABLE - This regulatory asset primarily represents the deferred expenses incurred under the New Jersey Clean Energy Program, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. Previous SBC rates produced recoveries greater than SBC costs, which resulted in the regulatory liability.

SJI's and SJG's Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2018	December 31, 2017
Excess Plant Removal Costs	$23,527	$23,295
Excess Deferred Taxes	276,831	263,810

Total Regulatory Liabilities	$300,358	$287,105

EXCESS DEFERRED TAXES - As disclosed in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, the Excess Deferred Tax balance relates to Tax Reform enacted into law December 22, 2017 (see Note 1). The increase in this regulatory liability of $13.0 million during the first three months of 2018 is related to excess tax amounts that were billed to customers in the first quarter of 2018. Pending approval by the BPU of the refund methodology, amounts are expected to be returned to customers in May 2018.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2018 and 2017, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2018	2017
Service Cost	$2,177	$1,382
Interest Cost	5,108	2,955
Expected Return on Plan Assets	(7,633)	(3,524)
Amortizations:
Prior Service Cost	71	33
Actuarial Loss	4,132	2,613
Net Periodic Benefit Cost	3,855	3,459
Capitalized Benefit Cost	(483)	(1,271)
Deferred Benefit Cost	(751)	(161)
Total Net Periodic Benefit Expense	$2,621	$2,027

	Other Postretirement Benefits
	Three Months Ended March 31,
	2018	2017
Service Cost	$81	$247
Interest Cost	217	601
Expected Return on Plan Assets	(305)	(853)
Amortizations:
Prior Service Cost	(31)	(86)
Actuarial Loss	111	312
Net Periodic Benefit Cost	73	221
Capitalized Benefit Cost	(5)	(55)
Total Net Periodic Benefit Expense	$68	$166

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $2.5 million of the totals presented in the table above for both the three months ended March 31, 2018 and 2017.During the three months ended March 31, 2018, and 2017, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was less than $0.1 million and approximately $0.1 million, respectively, of the totals presented in the table above.

Capitalized benefit costs reflected in the table above relate to SJG’s construction program. Effective January 1, 2018, SJI and SJG adopted FASB ASU 2017-07 which stipulates that only the service cost component of net benefit cost is eligible for capitalization. In SJG's rate case settlement in October 2017, The BPU allowed the deferral until the next base rate case of incremental expense associated with the adoption.

SJI contributed $10.0 million to the pension plans, of which SJG contributed $8.0 million, in January 2017. No contributions were made to the pension plans by either SJI or SJG during the three months ended March 31, 2018. SJI and SJG do not expect to make any additional contributions to the pension plans in 2018; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to be approximately $2.4 million in 2018. Prior to the base rate case settlement in October 2017, SJG also had a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred. The recent rate case settlement allows SJG to modify the future funding requirement level up to a limit that represents full funding of its obligation and to the maximum tax deduction allowed.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2018 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Syndicated Revolving Credit Facility	$400,000	$141,000	(A)	$259,000	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	191,000		259,000

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	64,000	(B)	136,000	August 2022
Uncommitted Bank Line	10,000			10,000	August 2018 (C)

Total SJG	210,000	64,000		146,000

Total	$660,000	$255,000		$405,000

(A) Includes letters of credit outstanding in the amount of $6.0 million.

(B) Includes letters of credit outstanding in the amount of $0.9 million.

(C) SJG expects to renew this facility prior to expiration.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 2.67% and 1.98% at March 31, 2018 and 2017, respectively. SJG did not have any outstanding borrowings at March 31, 2018 under the credit facility; however, SJG did have $64.0 million outstanding under the commercial paper program. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.32% and 1.15% at March 31, 2018 and March 31, 2017, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the three months ended March 31, 2018 and 2017 were $238.0 million and $287.9 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2018 and 2017 were $431.0 million and $354.1 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the three months ended March 31, 2018 and 2017 were $47.7 million and $34.7 million, respectively. The maximum amounts outstanding under its credit facilities during the three months ended March 31, 2018 and 2017 were $85.0 million and $110.1 million, respectively.

The SJI and SJG principal credit facilities are provided by a syndicate of banks. In January 2018, the Note Purchase Agreements (NPA) for Senior Unsecured Notes issued by SJI were amended to reflect a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA) to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and SJG were in compliance with this covenant as of March 31, 2018. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more that 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter.

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

In the fourth quarter of 2017, SJI entered into a $2.6 billion syndicated, committed Bridge Facility to support its $1.7 billion bid for the assets of the Elizabethtown Gas Company and Elkton Gas Company. The Bridge Facility was upsized to accommodate the aggregate amount of SJI's bank credit facilities and Senior Unsecured Notes pending the amendment of the one financial covenant of the amount of debt-to-capitalization from 0.65 to 1 to 0.70 to 1. In April 2018, the Bridge Facility was subsequently reduced to approximately $1.16 billion (see Note 17).

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — As of March 31, 2018, SJI had issued $6.1 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $5.8 million per month and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJRG has also committed to purchase a minimum of 604,000 dts/d and up to 954,000 dts/d of natural gas, from various suppliers, for terms ranging from 3 to 10 years at index-based prices.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 40% and 57% of SJI's and SJG's workforce at March 31, 2018, respectively. SJI has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021.

STANDBY LETTERS OF CREDIT — As of March 31, 2018, SJI provided $6.0 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.9 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

PENDING LITIGATION — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $20.6 million and $53.9 million, respectively, from the first quarter of 2017 through March 31, 2018. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of March 31, 2018. The amount associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of March 31, 2018, with charges of $0.1 million to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI for the three months ended March 31, 2018. SJI also recorded $0.2 million to Interest Charges on the condensed consolidated statements of income for the three months ended March 31, 2018. In April 2018, SJI filed an appeal of this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received and has created a reserve to reflect the difference between the invoices and paid amounts.

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

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute noted above, SJI has accrued approximately $3.1 million and $3.0 million related to all claims in the aggregate as of March 31, 2018 and December 31, 2017, respectively, of which SJG has accrued approximately $0.8 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. Other than the changes discussed in Note 8 to the condensed consolidated financial statements, there have been no changes to the status of SJI’s environmental remediation efforts since December 31, 2017, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, SJI and SJG had outstanding derivative contracts as follows (1 MMdts = one million decatherms; 1 MMmWh = one million megawatt hours):

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	45.3	13.3
Expected future sales of natural gas (in MMdts)	53.8	0.3
Expected future purchases of electricity (in MMmWh)	2.4	—
Expected future sales of electricity (in MMmWh)	2.0	—

Basis and Index related net purchase (sale) contracts (in MMdts)	31.8	(3.1)

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These pre-tax gains were $23.4 million and $14.7 million for the three months ended March 31, 2018 and 2017, respectively. For SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG. As of March 31, 2018 and December 31, 2017, SJG had $0.7 million and $2.1 million of unrealized losses, respectively, included in its BGSS related to energy-related commodity contracts.

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

As of March 31, 2018, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$24,386	$12,486	$42,139	$46,938
Derivatives - Energy Related - Non-Current	12,268	4,153	5,988	6,025
Interest rate contracts:
Derivatives - Other - Current	—	526	—	748
Derivatives - Other - Noncurrent	—	7,194	—	9,622
Total derivatives not designated as hedging instruments under GAAP	$36,654	$24,359	$48,127	$63,333

Total Derivatives	$36,654	$24,359	$48,127	$63,333

SJG:
Derivatives not designated as hedging instruments under GAAP	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$404	$784	$7,327	$9,270
Derivatives – Energy Related – Non-Current	—	328	5	170
Interest rate contracts:
Derivatives – Other Current	—	337	—	389
Derivatives – Other Noncurrent	—	5,669	—	6,639
Total derivatives not designated as hedging instruments under GAAP	$404	$7,118	$7,332	$16,468

Total Derivatives	$404	$7,118	$7,332	$16,468

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.
As of March 31, 2018 and December 31, 2017, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2018
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$36,654	$—	$36,654	$(10,086)	(A)	$—	$26,568
Derivatives - Energy Related Liabilities	$(16,639)	$—	$(16,639)	$10,086	(B)	$755	$(5,798)
Derivatives - Other	$(7,720)	$—	$(7,720)	$—		$—	$(7,720)
SJG:
Derivatives - Energy Related Assets	$404	$—	$404	$(342)	(A)	$—	$62
Derivatives - Energy Related Liabilities	$(1,112)	$—	$(1,112)	$342	(B)	$755	$(15)
Derivatives - Other	$(6,006)	$—	$(6,006)	$—		$—	$(6,006)

As of December 31, 2017
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,127	$—	$48,127	$(24,849)	(A)	$—	$23,278
Derivatives - Energy Related Liabilities	$(52,963)	$—	$(52,963)	$24,849	(B)	$8,832	$(19,282)
Derivatives - Other	$(10,370)	$—	$(10,370)	$—		$—	$(10,370)
SJG:
Derivatives - Energy Related Assets	$7,332	$—	$7,332	$(208)	(A)	$—	$7,124
Derivatives - Energy Related Liabilities	$(9,440)	$—	$(9,440)	$208	(B)	$1,543	$(7,689)
Derivatives - Other	$(7,028)	$—	$(7,028)	$—		$—	$(7,028)

(A) The balances at March 31, 2018 and December 31, 2017 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2018 and December 31, 2017 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships under GAAP	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(2,487)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
Gains on energy-related commodity contracts (a)	$23,353	$14,688
Gains (Losses) on interest rate contracts (b)	1,628	(1,005)

Total	$24,981	$13,683

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2018, is $1.0 million.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2018, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2018	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$36	$36	$—	$—
Derivatives – Energy Related Assets (B)	36,654	935	14,121	21,598
	$36,690	$971	$14,121	$21,598
SJG:
Assets
Derivatives – Energy Related Assets (B)	$404	$342	$62	$—
	$404	$342	$62	$—
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$16,639	$3,947	$7,680	$5,012
Derivatives – Other (C)	7,720	—	7,720	—
	$24,359	$3,947	$15,400	$5,012
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$1,112	$1,097	$9	$6
Derivatives – Other (C)	6,006	—	6,006	—
	$7,118	$1,097	$6,015	$6

As of December 31, 2017	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$36	$36	$—	$—
Derivatives – Energy Related Assets (B)	48,127	5,155	21,869	21,103
	$48,163	$5,191	$21,869	$21,103
SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,332	$208	$230	$6,894
	$7,332	$208	$230	$6,894

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$52,963	$10,687	$24,283	$17,993
Derivatives – Other (C)	10,370	—	10,370	—
	$63,333	$10,687	$34,653	$17,993
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$9,440	$1,750	$2,848	$4,842
Derivatives – Other (C)	7,028	—	7,028	—
	$16,468	$1,750	$9,876	$4,842

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at March 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$14,669	$3,037	Discounted Cash Flow	Forward price (per dt)	$1.72 - $7.14 [$2.65]	(A)
Forward Contract - Electric	$6,929	$1,975	Discounted Cash Flow	Fixed electric load profile (on-peak)	37.45% - 100.00% [53.28%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 62.55% [46.72%]	(B)

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$13,519	$15,686	Discounted Cash Flow	Forward price (per dt)	$1.79 - $12.09 [$3.01]	(A)
Forward Contract - Electric	$7,584	$2,307	Discounted Cash Flow	Fixed electric load profile (on-peak)	36.36% - 100.00% [53.39%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 63.64% [46.61%]	(B)

SJG:

Type	Fair Value at March 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$—	$6	Discounted Cash Flow	Forward price (per dt)	$2.16- $2.61 [$2.28]	(A)

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$6,894	$4,842	Discounted Cash Flow	Forward price (per dt)	$2.42 - $6.67 [$5.25]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2018 and 2017, using significant unobservable inputs (Level 3), are as follows (in thousands):

Three Months Ended March 31, 2018
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$3,110
Other Changes in Fair Value from Continuing and New Contracts, Net	3,989
Settlements	9,487

Balance at end of period	$16,586

SJG:
Balance at beginning of period	$2,052
Other Changes in Fair Value from Continuing and New Contracts, Net	(6)
Settlements	(2,052)

Balance at end of period	$(6)

Three Months Ended March 31, 2017
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$9,035
Other Changes in Fair Value from Continuing and New Contracts, Net	(988)
Settlements	8,187

Balance at end of period	$16,234

SJG:
Balance at beginning of period	$926
Other Changes in Fair Value from Continuing and New Contracts, Net	511
Settlements	(926)

Balance at end of period	$511

Total gains included in earnings for SJI for the three months ended March 31, 2018 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of March 31, 2018, are $4.0 million.  These gains are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2018, SJI issued the following Medium Term Notes (MTN's): (a) $25.0 million aggregate principal amount of 3.32% Senior Notes, Series 2017A-2, due January 2025 and (b) $25.0 million aggregate principal amount of 3.56% Senior Notes, Series 2017B-2, due January 2028.

SJI and SJG did not issue or retire any other long-term debt during the three months ended March 31, 2018.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's accumulated other comprehensive loss (AOCL) for the three months ended March 31, 2018 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2018 (a)	$(36,262)	$(396)	$(10)	$(97)	$(36,765)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	9	—	—	9
Net current period other comprehensive income	—	9	—	—	9
Balance at March 31, 2018 (a)	$(36,262)	$(387)	$(10)	$(97)	$(36,756)

(a) Determined using a combined average statutory tax rate of 25%.
(b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three months ended March 31, 2018 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2018
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$12	Interest Charges
Income Taxes	(3)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$9

(a) Determined using a combined average statutory tax rate of 25%.

The following table summarizes the changes in SJG's AOCL for the three months ended March 31, 2018 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2018 (a)	$(25,507)	$(490)	$(25,997)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	9	9
Net current period other comprehensive income	—	9	9
Balance at March 31, 2018 (a)	$(25,507)	$(481)	$(25,988)

(a) Determined using a combined average statutory tax rate of 25%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three months ended March 31, 2018 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Statements of Income
	Three Months Ended March 31, 2018
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	Interest Charges
Income Taxes	(3)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$9

(a) Determined using a combined average statutory tax rate of 25%.

16.	REVENUE:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identifies a performance obligation for each promise to transfer to a customer a distinct good or service.

As applicable for each revenue stream and customer contract type, SJI and SJG follow two approaches:

•
SJI and SJG have elected the Practical Expedient in ASC 606 for recognizing revenue on contracts with customers on a portfolio of performance obligations with similar characteristics, as we reasonably expect the effects of applying the guidance to the portfolio would not differ materially from applying it to individual contracts.

•
SJI and SJG apply the accounting guidance for recognizing revenue on contracts with customers on a series of distinct goods and services as one performance obligation, as long as the distinct goods and services are part of a series that are substantially the same and satisfied over time, and the same method would be used to measure progress towards satisfaction of the performance obligation. All performance obligations noted below under "Revenue Recognized Over Time" apply this guidance.

Below is a listing of all performance obligations that arise from contracts with customers, along with details on the satisfaction of each performance obligation, the significant payment terms, and the nature of the goods and services being transferred:

Revenue Recognized Over Time:
Reportable Segment	Performance Obligation	Description
Gas Utility Operations; Wholesale Energy Operations; Retail Gas and Other Operations	Natural Gas
SJG sells natural gas to residential, commercial and industrial customers, and price is based on regulated tariff rates which are established by the BPU. There is an implied contract between SJG and a customer for the purchase, delivery, and sale of gas, and the customer is billed monthly, with payment due within 30 days. SJRG sells natural gas to commercial customers at either a fixed quantity or at variable quantities based on a customer's needs. Payment is due on the 25th of each month for the previous month's deliveries. SJE sells natural gas to commercial, industrial and residential customers at fixed prices throughout the life of the contract, with the customer billed monthly and payment due within 30 days. For all three segments, revenue is currently being recognized over time based upon volumes delivered (i.e. unit of output) or through the passage of time ratably as the customer uses natural gas, which represents satisfaction of the performance obligation.

Gas Utility Operations; Wholesale Energy Operations	Pipeline transportation capacity
SJG and SJRG sell pipeline transportation capacity on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. These contracts to sell this capacity are at a price, quantity and time period agreed to by both parties determined on a contract by contract basis. Payment is due on the 25th of each month for the previous month's deliveries. Revenue is currently being recognized over time based upon volumes delivered (i.e. unit of output) or through the passage of time ratably coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.

Wholesale Energy Operations	Fuel Management Services
SJRG currently has ten fuel supply management contracts where SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. Natural gas is sold to the merchant generator daily based on their needs, with payment made either weekly or biweekly depending on the contract. Revenue is currently being recognized over time based upon volumes delivered (i.e. unit of output) coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.

Retail Electric Operations	Electricity
SJE sells electricity to commercial, industrial and residential customers at fixed prices throughout the life of the contract, with the customer billed monthly and payment due within 30 days. Revenue is currently being recognized over time based upon volumes delivered (i.e. unit of output) or through the passage of time ratably coinciding with the delivery of electricity and the customer obtaining control, which represents satisfaction of the performance obligation.

On-Site Energy Production	Solar
Marina has several wholly-owned solar projects that earn revenue based on electricity generated. The customer pays monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kwh's of energy are generated (i.e. unit of output), which is when revenue is recognized.

On-Site Energy Production	Marina Thermal Facility
Marina has a contract with a casino and resort in Atlantic City, NJ to provide cooling, heating and emergency power. There are multiple performance obligations with this contract, including electric, chilled water and hot water, and each of these are considered distinct and separately identifiable, and they are all priced separately. These performance obligations are satisfied over time ratably as they are used by the customer, who is billed monthly. Payment is due within 30 days.

Revenue Recognized at a Point in Time:
Reportable Segment	Performance Obligation	Description
On-Site Energy Production	SREC's
The customer is billed based on a contracted amount of SREC's to be sold, with the price based on the market price of the SRECs at the time of generation. This does not represent variable consideration as the price is known and established at the time of generation and delivery to the customer. The performance obligation is satisfied at the point in time the SREC is delivered to the customer, which is when revenue is recognized. Payment terms are approximately 10 days subsequent to delivery.

For all revenue streams listed above, revenue is recognized using the Practical Expedient in ASC 606 which allows an entity to recognize revenue in the amount that is invoiced, as long as that amount corresponds to the value to the customer ("Invoiced Practical Expedient"). SJI's and SJG's contracts with customers discussed above are at prices that are known to the customer at the time of delivery, either through a fixed contractual price or market prices that are established and tied to each delivery. These amounts match the value to the customer as they are purchasing and obtaining the good or service on the same day at the agreed-upon price. This eliminates any variable consideration in transaction price, and as a result revenue is recognized at this price at the time of delivery.

SJI and SJG have determined that the above methods provide a faithful depiction of the transfer of goods or services to the customer. For all above performance obligations, SJI's and SJG's efforts are expended throughout the contract based on seasonality and customer needs. Further, for various contracts among each performance obligation, SJI and SJG may have a stand ready obligation to provide goods or services on an as needed basis to the customer.

Because the Invoiced Practical Expedient is used for recognizing revenue, SJI and SJG further adopted the Practical Expedient in ASC 606 that allows both company's to not disclose additional information regarding remaining performance obligations.

Revenues from contracts with customers total $444.0 million and $193.9 million for SJI and SJG, respectively. The SJG balance is a part of the gas utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the gas utility operations at SJG, and (b) nonutility revenue from derivative contracts at the wholesale energy, retail gas and retail electric operating segments.

SJI and SJG disaggregate revenue from contracts with customers into customer type and product line. SJI and SJG have determined that disaggregating revenue into these categories achieves the disclosure objective in ASC 606 to depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. Further, disaggregating revenue into these categories is consistent with information regularly reviewed by the CODM in evaluating the financial performance of SJI's operating segments. SJG only operates in the Gas Utility Operations segment. See Note 6 for further information regarding SJI's operating segments.

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
	Gas Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	147,262	—	—	8,096	—	520	—	155,878
Commercial & Industrial	40,805	173,846	33,246	21,950	21,157	—	(8,770)	282,234
OSS & Capacity Release	5,204	—	—	—	—	—	—	5,204
Other	663	—	—	—	—	—	—	663
	193,934	173,846	33,246	30,046	21,157	520	(8,770)	443,979
Product Line:
Gas	193,934	173,846	33,246	—	—	—	(4,574)	396,452
Electric	—	—	—	30,046	—	—	(1,668)	28,378
Solar	—	—	—	—	11,836	—	(2,528)	9,308
CHP	—	—	—	—	7,853	—	—	7,853
Landfills	—	—	—	—	1,468	—	—	1,468
Other	—	—	—	—	—	520	—	520
	193,934	173,846	33,246	30,046	21,157	520	(8,770)	443,979

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/18	$202,379	$73,377
Ending balance as of 3/31/18	243,395	62,601
Increase (Decrease)	$(41,016)	$10,776
SJG:
Beginning balance as of 1/1/18	$78,571	$54,980
Ending balance as of 3/31/18	128,583	44,287
Increase (Decrease)	$(50,012)	$10,693

(1) Included in Accounts Receivable in the condensed consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers.

(2) Included in Unbilled Revenues in the condensed consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional. The change in unbilled revenues for the three months ended March 31, 2018 is due primarily to the timing difference between SJI and SJG delivering the commodity to the customer and the customer actually receiving the bill for payment.

17.	SUBSEQUENT EVENTS:

In April 2018, the Company completed the following public offerings, the net proceeds of which are expected to fund a portion of the consideration to be paid for the assets of Elizabethtown Gas and Elkton Gas (see Note 1):

•
SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing, including 1,652,542 shares pursuant to the underwriters’ option. The gross proceeds from these shares was $173.7 million, with net proceeds after deducting underwriting discounts and commissions of $167.7 million. The remaining 6,779,661 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares at the closing. SJI has an option to settle the forward sale agreement by delivering newly issued shares of SJI common stock and receive proceeds, subject to certain adjustments, from the sale of those shares, assuming one or more future physical settlements of the forward sale agreement, no later than April 2019. SJI may also choose to settle the forward sale contract with a cash payment, or multiple cash payments, no later than April 2019. In the event SJI elects to settle all or a portion of the forward sale contract with a cash payment, no additional shares of SJI common stock would be issued under the forward sale contract for the portions that were cash settled.

•
SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. This offering resulted in gross proceeds of approximately $287.5 million, with net proceeds after deducting underwriting discounts and commissions of $278.9 million.

In April 2018, SJI entered into a Note Purchase Agreement (NPA) that provides for the issuance by the Company of an aggregate of $250.0 million of senior unsecured notes. Pursuant to the NPA, the Company issued $90.0 million of 3.18% Senior Notes, Series 2018A, due April 2021. The NPA also provides for the issuance of (a) $80.0 million aggregate principal amount of the Company’s 3.78% Senior Notes, Series 2018B, due 2028, on the ten-year anniversary of the date of initial issuance; and (b) $80.0 million aggregate principal amount of the Company’s 3.88% Senior Notes, Series 2018C, due 2030, on the twelve-year anniversary of the date of initial issuance. The Company anticipates issuing the additional notes at future dates to be determined.

In April 2018, SJI paid down $116.0 million of its syndicated revolving credit facility, along with its $50.0 million revolving credit facility.

As a result of SJI's equity and debt issuances noted above, along with the successful amendment of SJI's Senior Unsecured Notes and bank credit facilities (see Note 10), the Bridge Facility has subsequently been reduced to $1.16 billion and is expected to be reduced by future issuances of long-term and short-term debt closer to the date of the closing of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) analyzes the financial condition, results of operations and cash flows of South Jersey Industries, Inc. (SJI) and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “SJI,” “we,” “us” or “our” refers to the holding company or the consolidated entity of SJI and all of its subsidiaries.

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

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of each company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's financial statements and the combined Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

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
All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, are forward-looking. This Quarterly Report uses words such as "anticipate," "believe," "expect," "estimate," "forecast," "goal," "intend," "objective," "plan," "project," "seek," "strategy," "target," "will" and similar expressions to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were prepared and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic conditions on an international, national, state and local level; weather conditions in SJI’s marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in SJI’s distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; and changes in business strategies.
These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk Factors” in this Quarterly Report, SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017 and in any other SEC filings made by SJI or SJG during 2018 and prior to the filing of this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI and SJG undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Six types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, revenue recognition, and impairment of long-lived assets. A discussion of these estimates and assumptions may be found in SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the condensed consolidated financial statements.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2017. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

Environmental Remediation — Other than the changes discussed in Note 8 to the condensed consolidated financial statements, there have been no significant changes to the status of SJI’s and SJG's environmental remediation efforts since December 31, 2017. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

Impairment of Long-Lived Assets — Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Operating Expenses on the condensed consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.  SJI and SJG determine the fair values by using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, and include key inputs such as forecasted revenues, operating expenses and discount rates. See Note 1 to the condensed consolidated financial statements.

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

•
Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP), which serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP continues to receive commissions paid on service contracts from the third party and will do so on a go forward basis.

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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended March 31, 2018 increased $73.5 million to $111.2 million compared with the same period in 2017. The significant drivers for the overall increase were as follows:

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2018 increased $65.0 million to $56.6 million compared with the same period in 2017, primarily due to the following:

◦
$26.9 million increase primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018, as discussed under "Gross Margin - Energy Group" below. Also contributing was the impact of the Tax Cuts and Jobs Act ("Tax Reform"), as discussed in Note 1 to the condensed consolidated financial statements.

◦
$25.9 million increase due to lower legal fees, reserves and interest recorded on a pricing dispute between SJI and a gas supplier during the first quarter of 2018 versus 2017 (see Note 11 to the condensed consolidated financial statements).

◦
$12.2 million increase due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below.

•
The net income contribution from gas utility operations at SJG for the three months ended March 31, 2018 increased $20.3 million to $66.7 million compared with the same period in 2017, primarily due to the base rate case settlement, the roll-in of investments for infrastructure replacement and improvement, along with customer growth.

•
SJI recorded $6.9 million (after-tax) of expenses related to costs incurred in connection with the expected acquisition of the assets of Elizabethtown Gas and Elkton Gas (the "Acquisition"); see Note 1 to the condensed consolidated financial statements. These include consulting and legal charges, along with fees and interest on loans to fund the acquisition. These costs are recorded in the Corporate & Services segment.

•
The net income contribution from the retail gas and electric operations at SJE for the three months ended March 31, 2018 decreased $4.3 million to a net loss of $4.1 million compared with the same period in 2017, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below, along with the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Also contributing was a lower tax benefit on SJE's quarterly net loss as a result of Tax Reform.

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

As a result, management also uses the non-generally accepted accounting principles (non-GAAP) financial measures of Economic Earnings and Economic Earnings per share when evaluating its results of operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of liquidity or financial performance.

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (ii) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; (iii) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period; (iv) as adjusted by the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred, along with the realized difference in the market value of the commodity (including financial hedges); and (v) as adjusted for various costs related to the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas. With respect to part (iii) of the definition of Economic Earnings:

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

•	For the three months ended March 31, 2018, there were no items that fit part (iii) of the definition of Economic Earnings.

Economic Earnings is a significant performance metric used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions, those transactions or contractual arrangements where the true economic impact will be realized primarily in a future period or was realized in a previous period, and other events that management believes make period to period comparisons of SJI's operations difficult or potentially confusing. Specifically regarding derivatives, we believe that this financial measure indicates to investors the profitability of the entire derivative-related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. We believe that considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for the three months ended March 31, 2018 increased $42.9 million to $100.4 million compared with the same period in 2017. The significant drivers for the overall increase were as follows:

•
The income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2018 increased $26.9 million to $36.0 million compared with the same period in 2017, primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018, as discussed under "Gross Margin - Energy Group" below. Also contributing was the impact of the Tax Cuts and Jobs Act ("Tax Reform"), as discussed in Note 1 to the condensed consolidated financial statements.

•
The income contribution from gas utility operations at SJG for the three months ended March 31, 2018 increased $20.3 million to $66.7 million compared with the same period in 2017, primarily due to the base rate case settlement, the roll-in of investments for infrastructure replacement and improvement, along with customer growth.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Income from Continuing Operations	$111,306	$37,747
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(25,190)	(13,908)
Realized Losses on Inventory Injection Hedges	—	332
Unrealized Loss on Property, Plant and Equipment (A)	—	256
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	1,345	43,987
Acquisition Costs (C)	9,277	—
Other (D)	—	2,351
Income Taxes (E)	3,680	(13,207)
Economic Earnings	$100,418	$57,558

Earnings per Share from Continuing Operations	$1.40	$0.47
Minus/Plus:
Unrealized Mark-to-Market Gains on Derivatives	(0.32)	(0.18)
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	0.02	0.56
Acquisition Costs (C)	0.11	—
Other (D)	—	0.03
Income Taxes (E)	0.05	(0.16)
Economic Earnings per Share	$1.26	$0.72

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (gains (losses) in thousands):

	Three Months Ended March 31,
	2018	2017
Gains on Energy Related Commodity Contracts	$23,353	$14,688
Gains (Losses) on Interest Rate Contracts	1,628	(1,005)
Total before income taxes	24,981	13,683
Unrealized mark-to-market gains on derivatives held by affiliated companies, before taxes	209	225
Total unrealized mark-to-market gains on derivatives	25,190	13,908
Realized Losses on Inventory Injection Hedges	—	(332)
Unrealized Loss on Property, Plant and Equipment (A)	—	(256)
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	(1,345)	(43,987)
Acquisition Costs (C)	(9,277)	—
Other (D)	—	(2,351)
Income Taxes (E)	(3,680)	13,207
Total reconciling items between income (losses) from continuing operations and economic earnings	$10,888	$(19,811)

(A) Represents impairment charges taken on solar generating facilities, which was primarily driven by declining market conditions, specifically market prices of solar renewable energy credits (SRECs), and for which the economic impact will not be realized until a future period. See Note 1 to the condensed consolidated financial statements.

(B) Represents net losses, including interest, legal fees, and the realized difference in the market value of the commodity (including financial hedges), resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014 (see Note 11 to the condensed consolidated financial statements). Since the net losses relate to purchase transactions that primarily occurred in prior periods, these amounts are excluded from Economic Earnings.

(C) Represents costs incurred in connection with the expected acquisition of the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the condensed consolidated financial statements).

(D) Included in this amount are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified this amount from AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. Also included is additional depreciation expense within Economic Earnings on a solar generating facility where an impairment charge was recorded in the past, which reduced the depreciable basis and recurring depreciation expense, and the related reduction in depreciation expense was added back in the prior year.

(E) Determined using a combined average statutory tax rate of approximately 25% and 40% for the three months ended March 31, 2018 and 2017, respectively.

Gas Utility Operations:

The following tables summarize the composition of gas utility operations operating revenues and margin for the three months ended March 31 (in thousands, except for degree day data):

	Three Months Ended March 31,
	2018	2017
Utility Operating Revenues:
Firm Sales -
Residential	$140,754	$114,592
Commercial	28,749	25,640
Industrial	2,157	1,820
Cogeneration & Electric Generation	1,299	787
Firm Transportation -
Residential	6,508	6,205
Commercial	16,472	12,785
Industrial	6,362	4,810
Cogeneration & Electric Generation	1,336	1,180

Total Firm Revenues	203,637	167,819

Interruptible Sales	115	—
Interruptible Transportation	322	239
Off-System Sales	27,585	26,778
Capacity Release	2,574	1,743
Other	226	235
	234,459	196,814
Less: Intercompany Sales	(2,691)	(1,045)
Total Utility Operating Revenues	231,768	195,769
Less:
Cost of Sales - Utility	89,808	72,424
Less: Intercompany Cost of Sales	(2,691)	(1,045)
Total Cost of Sales - Utility (Excluding depreciation)	87,117	71,379
Conservation Recoveries*	5,676	2,548
RAC Recoveries*	4,086	2,501
EET Recoveries*	512	384
Revenue Taxes	366	439
Utility Margin**	$134,011	$118,518

	Three Months Ended March 31,
	2018	2017
Utility Margin:
Residential	$96,063	$73,446
Commercial and Industrial	35,643	26,832
Cogeneration and Electric Generation	995	1,128
Interruptible	129	4
Off-System Sales & Capacity Release	1,935	1,956
Other Revenues	226	234
Margin Before Weather Normalization & Decoupling	134,991	103,600
CIP Mechanism	(1,760)	13,975
EET Mechanism	780	943
Utility Margin**	$134,011	$118,518

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - Gas Utility Operations - Revenues increased $37.6 million, or 19.1%, for the three months ended March 31, 2018 compared with the same period in 2017. Excluding intercompany transactions, revenues increased $36.0 million, or 18.4%, for the three months ended March 31, 2018 compared with the same period in 2017. The main driver for the increased revenue is higher firm sales and Off-System Sales (OSS). Total firm revenue increased $35.8 million, or 21.3%, for the three months ended March 31,2018 compared with the same period in 2017 as a result of colder weather and 6,044 additional customers. Additionally, firm sales increased due to base rate increases related to the settlement of SJG's base rate case, effective November 1, 2017, as discussed in Note 7 to the condensed consolidated financial statements. While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

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

Total Utility Margin increased $15.5 million, or 13.1%, for the three months ended March 31, 2018 compared with the same period in 2017 primarily due to the base rate case settlement and the roll-in of Storm Hardening and Reliability Program (SHARP) and Accelerated Infrastructure Replacement Program II (AIRP II) investments, partially offset by the deferral of excess taxes billed which will be returned to ratepayers (see Note 7). The rolling into base rates of infrastructure and system improvements and the related expenses, effective November 1, 2017, contributed approximately $22.8 million of additional Utility Margin in 2018 and the rolling into base rates of SHARP and AIRP II investments contributed approximately $4.5 million of additional Utility Margin in 2018. Margin was reduced by $12.8 million due to the deferral of the excess taxes, with a corresponding decrease in tax expense.

The Conservation Incentive Program (CIP) tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism reduced Utility Margin by $1.8 million, or $1.3 million after taxes, for the three months ended March 31, 2018, primarily due to variation in customer usage and weather that was 12.5% colder than the same period in 2017. For the three months ended March 31, 2017, the CIP mechanism protected Utility Margin by $13.9 million, or $8.4 million after taxes, primarily due to weather that was 13.2% warmer than normal and lower customer usage.

Nonutility:

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $60.0 million, or 28.4%, to $271.4 million, for the three months ended March 31, 2018 compared with the same period in 2017.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $62.8 million to $190.0 million for the three months ended March 31, 2018 compared with the same period in 2017. This increase was primarily due to revenues earned on gas supply contracts with electric generation facilities, which represented a total increase of $30.0 million, along with an overall increase in sales due to cold weather experienced in the first quarter of 2018. Also contributing to this increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $13.6 million for the three months ended March 31, 2018 compared with the same period in 2017.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $2.5 million, or 7.1%, to $38.7 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to an 11.8% increase in sales volumes due to cold weather experienced during the first quarter of 2018. This was partially offset with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings, as defined above, and represented a total decrease of $4.1 million compared to the prior year period.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $5.1 million, or 10.7%, to $42.8 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to lower sales volumes resulting from the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Also contributing to the decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.9 million compared to the prior year period.

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

As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2017, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, remained relatively flat at $18.7 million for the three months ended March 31, 2018 compared with the same period in 2017.
Revenues from on-site energy production at Marina, net of intercompany transactions, increased $1.2 million, or 6.8%, to $18.2 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to increased production at the thermal facility along with favorable prices on SRECs compared with the prior year period. Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $0.3 million, or 2.9%, to $8.8million for the three months ended March 31, 2018 compared with the same period in 2017.

SRECs represent the renewable energy attribute of the solar electricity generated that can be sold to customers. Marina does not recognize revenue, or the related margin, until the SREC is certified and transferred to the customer’s electronic account. Customers may purchase SRECs to comply with solar requirements under various state renewable energy regulations. Approximately 74% of Marina’s 2018 solar production is in New Jersey, 8% is in Massachusetts, 15% is in Maryland, and 3% is in Vermont.

Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts. The hedged percentage of projected SREC production related to in-service assets in New Jersey is 98% and 88% for energy years ending May 31, 2018 and 2019, respectively, and in Massachusetts is 57% and 43% for energy years ending December 31, 2018 and 2019, respectively. SREC production related to in-service assets in Maryland and Vermont is currently unhedged.

Installed capacity was 201 MW at both March 31, 2018 and 2017.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $1.1 million for the three months ended March 31, 2018 compared with the same period in 2017 primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the condensed consolidated financial statements).

Gross Margin - Nonutility -  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2017, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of income.

Gross Margin - Energy Group - Combined gross margins for Energy Group increased $80.4 million to $76.2 million for the three months ended March 31, 2018 compared with the same period in 2017. These changes were primarily due to the following:

•	Gross margin from the wholesale energy operations at SJRG increased $86.2 million to $79.0 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to:

◦
$40.6 million change from prior year recorded on a pricing dispute between SJI and a gas supplier during the first quarter of 2018 versus 2017 (see Note 11 to the condensed consolidated financial statements).

◦	$13.6 million increase resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings.

◦
The remaining $32.0 million increase is primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of March 31, 2018, the wholesale energy operations had 8.7 Bcf of storage and 471,254 dts/day of transportation under contract.

•
Gross margin from SJE’s retail gas and other operations decreased $4.1 million to a loss of $3.4 million for the three months ended March 31, 2018 compared with the same period in 2017. This was primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $4.1 million.

•
Gross margin from SJE’s retail electric operations decreased $1.6 million to $0.6 million for the three months ended March 31, 2018 compared with the same period in 2017. The three month comparative period decrease was primarily due to lower sales volumes resulting from the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Also contributing to the decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.9 million.

Gross Margin - Energy Services - Combined gross margins for Energy Services decreased $0.5 million to $17.9 million for the three months ended March 31, 2018 compared with the same period in 2017. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina decreased $0.2 million to $17.5 million for the three months ended March 31, 2018 compared with the same period in 2017. The three month comparative period increase does not represent a significant change.

•
Gross margin from appliance service operations at SJESP decreased $0.3 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the condensed consolidated financial statements).

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2018 vs. 2017
Gas Utility Operations	$5,195
Nonutility:
Energy Group:
Wholesale Energy Operations	(795)
Retail Gas and Other Operations	237
Retail Electric Operations	(134)
Subtotal Energy Group	(692)
Energy Services:
On-Site Energy Production	(121)
Appliance Service Operations	(765)
Subtotal Energy Services	(886)
Total Nonutility	(1,578)
Corporate & Services and Intercompany Eliminations	4,979
Total Operations Expense	$8,596

Operations - Gas utility operations expense increased $5.2 million for the three months ended March 31, 2018 compared with the same period in 2017. The increase primarily resulted from the operation of SJG’s New Jersey Clean Energy Program and Energy Efficiency Programs which experienced an aggregate net increase of $3.1 million. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenue during the three months ended March 31, 2018, compared with the same period in the prior year. This was due to higher recoveries resulting from colder weather in the first quarter of 2018. In addition, the increase in operations expense was due to higher expenses in various areas, including those associated with corporate support, governance and compliance costs, along with increases in the reserve for uncollectibles as a result of higher customer accounts receivable balances.

Nonutility operations expense decreased $1.6 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to lower legal fees incurred at the wholesale operations at SJRG from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements), along with a reduction at the appliance service operations at SJESP due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017.

The Corporate & Services segment had a $5.0 million increase in total operations expense primarily due to consulting and legal charges incurred on the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the condensed consolidated financial statements). This is partially offset by intercompany eliminations.

Maintenance - Maintenance expense increased $1.9 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to increased maintenance of services activity and higher levels of Remediation Adjustment Clause (RAC) amortization. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation - Depreciation increased $0.3 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG, partially offset by reduced depreciation expense at Marina due to impairment charges taken on several long-lived assets in the second half of 2017 as disclosed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2018 compared with the same period in 2017, was not significant.

Other Income and Expense - Other income decreased $1.7 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to a gain recorded on a sale of real estate during the first quarter of 2017 that did not recur in 2018.

Interest Charges – Interest charges decreased $2.8 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to interest incurred in the first quarter of 2017 from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements), along with a reduction to interest at Marina due to outstanding debt that was paid off in the second quarter of 2017. Partially offsetting these were interest incurred on higher amounts of long-term debt outstanding at SJI and SJG, including financing for the acquisitions of Elizabethtown Gas and Elkton Gas (see Note 1 to the condensed consolidated financial statements).

Income Taxes – Income tax expense increased $14.5 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to higher income before income taxes during the first quarter of 2018 compared to the prior year period. This was partially offset by the benefit received from Tax Reform, which became effective January 1, 2018.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased $1.9 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to an adjustment recorded in 2017 to capitalize AFUDC at PennEast.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $95.2 million and $79.5 million in the first three months of 2018 and 2017, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first three months of 2018 produced more net cash than the same period in 2017, primarily due to increased collections from customers as a result of strong results at SJRG. In addition, SJI did not make a pension payment in 2018, but did make a $10.0 million contribution in the first quarter of 2017. These benefits were partially offset by the impacts of Tax Reform at SJG which resulted in lower collections from customers as well as higher costs experienced for environmental remediation, compared to prior year.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first three months of 2018 and 2017 amounted to $61.5 million and $72.8 million, respectively. We estimate the net cash outflows for investing activities for fiscal years 2018, 2019 and 2020 at SJI to be approximately $302.2 million, $413.8 million and $235.6 million, respectively. The high level of investing activities for 2018, 2019 and 2020 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are potential SJI Midstream investments, net of potential returns, in 2018 through 2020. SJI expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt. Expected future expenditures related to the acquisition of Elizabethtown Gas and Elkton Gas are not included in the future investing activities noted above as those costs are still being evaluated, and the acquisition is still pending approvals. See Note 1 to the condensed consolidated financial statements.

During the first three months of 2018 and 2017, SJI made net investments in unconsolidated affiliates of $2.9 million and $3.7 million, respectively.

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

Credit facilities and available liquidity as of March 31, 2018 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Syndicated Revolving Credit Facility	$400,000	$141,000	(A)	$259,000	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	191,000		259,000

SJG:

Commercial Paper Program/Revolving Credit Facility	200,000	64,000	(B)	136,000	August 2022
Uncommitted Bank Line	10,000			10,000	August 2018 (C)

Total SJG	210,000	64,000		146,000

Total	$660,000	$255,000		$405,000

(A) Includes letters of credit outstanding in the amount of $6.0 million.

(B) Includes letters of credit outstanding in the amount of $0.9 million.

(C) SJG expects to renew this facility prior to expiration.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of March 31, 2018. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings, which changes daily, was 2.67% and 1.98% at March 31, 2018 and 2017, respectively.  SJG did not have any outstanding borrowings at March 31, 2018 under the credit facility; however, SJG did have $64.0 million outstanding under the commercial paper program. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.32% and 1.15% at March 31, 2018 and March 31, 2017, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the three months ended March 31, 2018 and 2017 were $238.0 million and $287.9 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2018 and 2017 were $431.0 million and $354.1 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the three months ended March 31, 2018 and 2017 were $47.7 million and $34.7 million, respectively. The maximum amount outstanding under its credit facilities during the three months ended March 31, 2018 and 2017 were $85.0 million and $110.1 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

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

In April 2018, SJI entered into a Note Purchase Agreement (NPA) that provides for the issuance by the Company of an aggregate of $250.0 million of senior unsecured notes. Pursuant to the NPA, the Company issued $90.0 million of 3.18% Senior Notes, Series 2018A, due April 2021. The NPA also provides for the issuance of (a) $80.0 million aggregate principal amount of the Company’s 3.78% Senior Notes, Series 2018B, due 2028, on the ten-year anniversary of the date of initial issuance; and (b) $80.0 million aggregate principal amount of the Company’s 3.88% Senior Notes, Series 2018C, due 2030, on the twelve-year anniversary of the date of initial issuance. The Company anticipates issuing the additional notes at future dates to be determined.

In April 2018, SJI paid down $116.0 million of its syndicated revolving credit facility, along with its $50.0 million revolving credit facility.

In April 2018, the Company completed the following public offerings, the net proceeds of which are expected to fund a portion of the consideration to be paid for the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the condensed consolidated financial statememts):

•
SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing, including 1,652,542 shares pursuant to the underwriters’ option. The gross proceeds from these shares was $173.7 million, with net proceeds after deducting underwriting discounts and commissions of $167.7 million. The remaining 6,779,661 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares at the closing. SJI has an option to settle the forward sale agreement by delivering newly issued shares of SJI common stock and receive proceeds, subject to certain adjustments, from the sale of those shares, assuming one or more future physical settlements of the forward sale agreement, no later than April 2019. SJI may also choose to settle the forward sale contract with a cash payment, or multiple cash payments, no later than April 2019. In the event SJI elects to settle all or a portion of the forward sale contract with a cash payment, no additional shares of SJI common stock would be issued under the forward sale contract for the portions that were cash settled.

•
SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. This offering resulted in gross proceeds of approximately $287.5 million, with net proceeds after deducting underwriting discounts and commissions of $278.9 million.

In the fourth quarter of 2017, SJI entered into a $2.6 billion syndicated, committed Bridge Facility to support its $1.7 billion bid for the assets of the Elizabethtown Gas Company and Elkton Gas Company. The Bridge Facility was upsized to accommodate the aggregate amount of SJI's bank credit facilities and Senior Unsecured Notes pending the amendment of the one financial covenant of the amount of debt-to-capitalization from 0.65 to 1 to 0.70 to 1. In April 2018, the Bridge Facility was subsequently reduced by the amount of net proceeds raised by SJI's equity offerings and the receipt of proceeds from the first tranche of Senior Unsecured Notes issued as discussed above. The amount of the Bridge Facility is approximately $1.16 billion and is expected to be reduced by future issuances of long-term and short-term debt closer to the date of the closing of the acquisition.

DIVIDEND REINVESTMENT PLAN (DRP) — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2017 or 2018. SJI does not intend to issue equity capital via the DRP in 2018.

SJI’s capital structure was as follows:

	As of March 31, 2018	As of December 31, 2017
Equity	46.3%	43.7%
Long-Term Debt	44.7%	43.6%
Short-Term Debt	9.0%	12.7%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 67 consecutive years and has increased that dividend each year for the last 19 years.  SJI currently seeks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 55% and 70% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2018 and 2017 amounted to net cash outflows of $14.4 million and $10.5 million, respectively. Total net cash outflows for remediation projects are expected to be $48.4 million, $27.2 million and $31.8 million for 2018, 2019 and 2020, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2017, certain environmental costs are subject to recovery from ratepayers. Expected future expenditures related to the acquisition of Elizabethtown Gas and Elkton Gas are not included in the future investing activities noted above as those costs are still being evaluated, and the acquisition is still pending approvals. See Note 1 to the condensed consolidated financial statements.

Standby Letters of Credit - As of March 31, 2018, SJI provided $6.0 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.9 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, except for (a) an approximately $149.5 million increase in construction obligations primarily due to vendor agreements at the gas utility operations at SJG due to new construction and environmental projects for 2018; and (b) long-term debt (excluding unamortized debt issuance costs), which increased due to SJI borrowing $50.0 million of MTN's (see Note 14 to the condensed consolidated financial statements);

The total potential consideration related to the agreements to acquire the assets of Elizabethtown Gas and Elkton Gas, along with expected future costs to complete the acquisition, are not included above due to pending approvals as discussed earlier in Management's Discussion. Also see Note 1 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which SJI has either made guarantees, or has certain other interests or obligations.

As of March 31, 2018, SJI had issued $6.1 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

In April 2018, SJI entered into various agreements relating to public offerings. See "Liquidity and Capital Resources."

Notes Receivable-Affiliates - As of March 31, 2018, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy services projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Pending Litigation — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $20.6 million and $53.9 million, respectively, from the first quarter of 2017 through March 31, 2018. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, this amount was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of March 31, 2018. The amount associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of March 31, 2018, with charges of $0.1 million to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI for the three months ended March 31, 2018. SJI also recorded $0.2 million to Interest Charges on the condensed consolidated statements of income for the three months ended March 31, 2018. In April 2018, SJI filed an appeal of this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received and has created a reserve to reflect the difference between the invoices and paid amounts.

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

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute noted above, SJI has accrued approximately $3.1 million and $3.0 million related to all claims in the aggregate as of March 31, 2018 and December 31, 2017, respectively, of which SJG has accrued approximately $0.8 million and $0.7 million as of March 31, 2018 and December 31, 2017, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

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

The following table summarizes the composition of selected gas utility throughput for the three month periods ended March 31, (in thousands, except for degree day data):

	Three Months Ended March 31,
	2018	2017
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	12,730	10,828
Commercial	2,709	2,508
Industrial	215	201
Cogeneration & Electric Generation	255	133
Firm Transportation -
Residential	829	843
Commercial	3,141	2,598
Industrial	2,975	3,054
Cogeneration & Electric Generation	1,021	1,162

Total Firm Throughput	23,875	21,327

Interruptible Sales	9	—
Interruptible Transportation	301	391
Off-System Sales	6,747	5,981
Capacity Release	18,029	21,098

Total Throughput - Utility	48,961	48,797

Throughput – Gas Utility Operations - Total gas throughput was relatively flat for the three months ended March 31, 2018 compared to the same period in 2017. Total firm throughput increased 2.5 MMdts, or 12%, compared with the same period in 2017, as a result of 12.5% colder than normal weather and 6,044 additional customers. The increase in firm throughput was offset by 3.1 MMdts decrease in capacity release for the three months ended March 31, 2018 compared to the prior year period. SJG had acquired incremental upstream pipeline capacity during the fourth quarter 2017, thereby enabling the release of a lower volume of capacity at a higher per unit rate during the three months ended March 31, 2018.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Net Income Impact:
CIP – Weather Related	$0.9	$5.9
CIP – Usage Related	(2.2)	2.5
Total Net Income Impact	$(1.3)	$8.4

Weather Compared to 20-Year Average	1.4% Warmer	13.2% Warmer
Weather Compared to Prior Year	12.5% Colder	2.6% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

Three Months Ended March 31, 2018 vs. 2017
Operations	5,195
Maintenance	1,881
Depreciation	1,649
Energy and Other Taxes	(40)

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.6 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to continuing investment in property, plant and equipment.

Energy and Other Taxes -The change in Energy and Other Taxes for the three months ended March 31, 2018 compared with the same period in 2017 was not significant.

Other Income and Expense - Other Income and Expense increased $1.5 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to proceeds from a corporate-owned life insurance policy and increases in the cash surrender value of policies.
Interest Charges – Interest charges increased $0.9 million for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to higher amounts of long-term debt outstanding.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $44.5 million and $57.0 million in the first three months of 2018 and 2017, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first three months of 2018 produced less net cash than the same period in 2017, primarily due to increased working capital used as a result of the impacts of Tax Reform, unusually cold temperatures during the quarter causing an increase in the price of gas and the corresponding accounts receivable. In addition, SJG experienced higher spending for environmental remediation. This was partially offset by the lack of a pension payment in 2018; in the first quarter of 2017, SJG made an $8.0 million payment to fund its pension plans.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2018, 2019 and 2020 to be approximately $271.8 million, $257.1 million and $271.6 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

SJI did not contribute any equity to SJG during the three months ended March 31, 2018. SJI contributed an equity infusion of $40.0 million to SJG during the three months ended March 31, 2017.

SJG’s capital structure was as follows:

	As of March 31, 2018	As of December 31, 2017
Common Equity	52.8%	51.3%
Long-Term Debt	43.8%	45.8%
Short-Term Debt	3.4%	2.9%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2018 and 2017 amounted to net cash outflows of $14.4 million and $9.8 million, respectively. Total net cash outflows for remediation projects are expected to be $48.1 million, $27.0 million and $31.7 million for 2018, 2019 and 2020, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2017, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of March 31, 2018, averaged $70.1 million annually and totaled $449.8 million over the contracts’ lives.  Approximately 22% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, except for an approximately $149.5 million increase in construction obligations primarily due to vendor agreements due to new construction and environmental projects for 2018.

Off-Balance Sheet Arrangements - SJG has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

South Jersey Industries, Inc.

Commodity Market Risks — Certain SJI subsidiaries, including SJG, are involved in buying, selling, transporting and storing natural gas, and buying and selling retail electricity and SRECs, for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, SJI enters into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by SJI's Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded a net pre-tax unrealized gain of $23.4 million and $14.7 million for the three months ended March 31, 2018 and 2017, respectively, which are included with realized gains in Operating Revenues — Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2018 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$935	$—	$—	$935
Prices provided by other external sources	11,753	2,355	13	14,121
Prices based on internal models or other valuation methods	11,698	9,657	243	21,598

Total	$24,386	$12,012	$256	$36,654

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$2,551	$1,370	$26	$3,947
Prices provided by other external sources	6,135	1,545	—	7,680
Prices based on internal models or other valuation methods	3,800	1,029	183	5,012

Total	$12,486	$3,944	$209	$16,639

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 25.6 million decatherms (dts) with a weighted average settlement price of $3.29 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 31.8 million dts with a weighted average settlement price of $(0.97) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 34.1 million dts with a weighted average settlement price of $2.32 per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.4 million megawatt hours (mwh) with a weighted average settlement price of $32.91 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2018	$(4,836)
Contracts Settled During the Three Months Ended March 31, 2018, Net	15,511
Other Changes in Fair Value from Continuing and New Contracts, Net	9,340

Net Derivatives — Energy Related Assets, March 31, 2018	$20,015

Marina’s solar energy projects rely on returns from electricity and SRECs.  A decrease in the value of electricity and SRECs impacted by market conditions and/or legislative changes may negatively impact Marina's return on its investments as well as lead to impairment of the respective assets.  To hedge against this risk, Marina hedges a portion of its anticipated SREC production through the use of forward sales contracts.  The hedged percentage of projected SREC production related to in-service assets in New Jersey is 98% and 88% for energy years ending May 31, 2018 and 2019, respectively, and in Massachusetts is 57% and 43% for energy years ending December 31, 2018 and 2019, respectively.  SREC production related to in-service assets in Maryland and Vermont is currently unhedged.  As of March 31, 2018, Marina had total net solar assets of $425.1 million, of which $356.8 million are located in New Jersey, $42.1 million are located in Massachusetts, $9.9 million are located in Maryland, and $16.3 million are located in Vermont.

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at March 31, 2018 was $548.1 million and averaged $567.2 million during the first three months of 2018. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $4.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; and 2013 - 16 b.p. decrease.  At March 31, 2018, our average interest rate on variable-rate debt was 2.61%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of March 31, 2018, the interest costs on $919.2 million of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of March 31, 2018, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of March 31, 2018, SJI had approximately $4.3 million, or 11.9%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty.

As of March 31, 2018, SJRG had $60.6 million of Accounts Receivable under sales contracts. Of that total, 42% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2018 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$342	$—	$342
Prices Provided by Other External Sources (Basis)	62	—	62
Prices based on internal models or other valuable methods	—	—	—

Total	$404	$—	$404

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$769	$328	$1,097
Prices Provided by Other External Sources (Basis)	9	—	9
Prices based on internal models or other valuable methods	6	—	6

Total	$784	$328	$1,112

Contracted volumes of SJG's NYMEX contracts are 13.0 MMdt with a weighted-average settlement price of $2.87 per dt. Contracted volumes of SJG's Basis contracts are 3.1 million dts with a weighted-average settlement price of $0.39 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2018	$(2,108)
Contracts Settled During the Three Months ended March 31, 2018, Net	1,202
Other Changes in Fair Value from Continuing and New Contracts, Net	198
Net Derivatives — Energy Related Liabilities, March 31, 2018	$(708)

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at March 31, 2018, was $263.1 million and averaged $247.4 million during the first three months of 2018. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $1.9 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; and 2013 - 14 b.p. decrease. As of March 31, 2018, SJG's average interest rate on variable-rate debt was 2.44%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2018, the interest costs on $629.2 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

South Jersey Industries, Inc.

Evaluation of Disclosure Controls and Procedures

SJI's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, SJI’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJI are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

South Jersey Gas Company

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of March 31, 2018. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act, during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 60.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2017, respectively.

Our expected acquisition of Elizabethtown Gas and Elkton Gas (the "Acquisition") involves risks associated with acquisitions and integrated acquired assets, including the potential exposure to significant liabilities, and the intended benefits of the Acquisition may not be realized.

The Acquisition involves risks associated with acquisitions and integrating acquired assets into existing operations, including that:

•	our senior management’s attention may be diverted from the management of daily operations to the integration of the assets acquired in the Acquisition;

•	we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

•	the assets to be acquired may not perform as well as we anticipate; and

•	unexpected costs, delays and challenges may arise in integrating the assets acquired in the Acquisition into our existing operations.

Even if we successfully integrate the assets acquired in the Acquisition into our operations, it may not be possible to realize the full benefits we anticipate or we may not realize these benefits within the expected time frame. If we fail to realize the benefits we anticipate from the Acquisition, our business, results of operations and financial condition may be adversely affected.

We issued additional securities to provide permanent financing for the Acquisition, and, as a result, we are subject to market risks including market demand for our debt and equity securities. We are also seeking to consummate certain asset sales.

In connection with the Acquisition, we have obtained a commitment from the underwriters for a bridge loan facility, which may be used to fund a portion of the cash consideration payable in connection with the Acquisition and pay related fees and expenses in the event that permanent financing for all costs related to the Acquisition are not completed at the time of the closing of the Acquisition. The permanent financing includes common stock and Equity Units, Senior Unsecured Notes and the Term Facility.

Although we and our advisers believe we have taken prudent steps to position SJI and its subsidiaries for successful capital raises, we cannot assure you as to the ultimate cost or availability of funds to complete the permanent financing.
Among other risks, the planned increase in our indebtedness may:

•	make it more difficult for us to repay or refinance our debts as they become due during adverse economic and industry conditions;

•
limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to competitors with less debt;

•
require an increased portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of cash flows to fund working capital, capital expenditures, dividend payments and other general corporate purposes;

•	result in a downgrade in the credit rating of our indebtedness, which could limit our ability to borrow additional funds or increase the interest rates applicable to our indebtedness;

•
result in higher interest expense in the event of increases in market interest rates for both long-term debt as well as short-term commercial paper, bank loans or borrowings under our line of credit at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on us.

Among other risks, the issuance of additional equity by SJI may:

•	be dilutive to our existing shareholders and earnings per share;

•	impact our capital structure and cost of the capital;

•
be adversely impacted by movements in the overall equity markets or the utility or natural gas utility industry sectors of that market, which could impact the offering price of our new equity or necessitate the use of other equity or equity-like instruments such as preferred stock, convertible preferred shares, or convertible debt; and

•	impact our ability to make our current and future dividend payments.

In addition to securities offerings, we are also seeking to sell certain non-core assets of the Company. We are not party to definitive documentation with respect to any asset sales and cannot assure you that we will be able to consummate such sales or achieve the prices we are anticipating. If we raise less proceeds from the asset sales, we would need to incur additional debt under our bridge facility to finance the acquisition, which would increase our indebtedness and interest expense.

We will be subject to business uncertainties while the Acquisition is pending.

The preparation required to complete the Acquisition may place a significant burden on management and internal resources. The additional demands on management and any difficulties encountered in completing the Acquisition, including the transition and integration process, could adversely affect our financial results.

Failure to complete the Acquisition could negatively affect our stock price as well as our future business and financial results.

If the Acquisition is not completed, we will be subject to a number of risks, including:

•	we must pay costs related to the Acquisition, including legal, accounting, financial advisory, filing and printing costs, whether the Acquisition is completed or not;

•	we could be subject to litigation related to the failure to complete the Acquisition or other factors, which litigation may adversely affect our business, financial results and stock price; and

•
as a result of our recent issuance of common stock in anticipation of the Acquisition, we could be subject to significant earnings per share dilution if we do not find other attractive investment opportunities or undertake other means reduce our overall shares outstanding.

The Acquisition may not achieve its intended results, including anticipated investment opportunities and earnings growth.

Although we expect that the Acquisition will result in various benefits, including expanding our gas utility rate and customer bases, providing investment opportunities through infrastructure development and enhancing our regulatory relationships within the local communities served, we cannot assure you regarding when or the extent to which we will be able to realize these or other benefits. Achieving the anticipated benefits, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend and whether our costs to finance the Acquisition will be consistent with our expectations. Events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits from the Acquisition. Thus the integration of the Elizabethtown Gas and Elkton Gas businesses, respectively, may be unpredictable, subject to delays or changed circumstances, and we cannot assure you that the acquired businesses will perform in accordance with our expectations or that our expectations with respect to improving our business risk profile, leveraging existing regulatory relationships or achieving earnings growth as a result of the Acquisition will be achieved. In addition, our anticipated costs to achieve the integration of the acquired businesses may differ significantly from our current estimates. The integration may place an additional burden on our management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on our business, financial condition and expected operating results.

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

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on May 7, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on May 7, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; and (iv) the Condensed Balance Sheets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
and
SOUTH JERSEY GAS COMPANY
(Co-Registrants)

Dated:	May 7, 2018	By:	/s/ Stephen H. Clark
Stephen H. Clark
Executive Vice President & Chief Financial Officer - SJI
Chief Financial Officer - SJG
(Principal Financial Officer for both Registrants)