Form 10-Q
period 2018-06-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2018-08-08
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
South Jersey Industries, Inc. common stock ($1.25 par value) outstanding as of August 1, 2018 was 85,506,217 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of August 1, 2018 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc.
South Jersey Gas Company is a wholly-owned subsidiary of SJI Utilities, Inc. (which is wholly-owned by South Jersey Industries, Inc.) and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

INTRODUCTION

FILING FORMAT

This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants: South Jersey Industries, Inc. (SJI) and South Jersey Gas Company (SJG). Information relating to SJI or any of its subsidiaries, other than SJG, is filed by SJI on its own behalf. SJG is only responsible for information about itself.

Except where the content clearly indicates otherwise, any reference in the report to "SJI," "the Company," "we," "us" or "our" is to the holding company or SJI and all of its subsidiaries, including SJG, which is a wholly-owned subsidiary of SJI Utilities, Inc. (which is wholly-owned by SJI).

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

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended June 30,
	2018	2017
Operating Revenues (See Note 16):
Utility	$75,603	$81,938
Nonutility	151,727	162,436
Total Operating Revenues	227,330	244,374
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	18,181	32,331
- Nonutility	127,615	147,354
Operations (See Note 1)	58,007	37,296
Impairment Charges	99,233	—
Maintenance	6,812	4,672
Depreciation	24,771	24,556
Energy and Other Taxes	1,243	1,551
Total Operating Expenses	335,862	247,760
Operating Loss (See Note 1)	(108,532)	(3,386)

Other Income and Expense (See Note 1)	974	1,139
Interest Charges	(19,561)	(10,979)
Loss Before Income Taxes	(127,119)	(13,226)
Income Taxes	31,972	5,544
Equity in Earnings of Affiliated Companies	1,354	70
Loss from Continuing Operations	(93,793)	(7,612)
Loss from Discontinued Operations - (Net of tax benefit)	(26)	(47)
Net Loss	$(93,819)	$(7,659)

Basic Earnings Per Common Share:
Continuing Operations	$(1.12)	$(0.10)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(1.12)	$(0.10)

Average Shares of Common Stock Outstanding - Basic	84,080	79,549

Diluted Earnings Per Common Share:
Continuing Operations	$(1.12)	$(0.10)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(1.12)	$(0.10)

Average Shares of Common Stock Outstanding - Diluted	84,080	79,549

Dividends Declared Per Common Share	$0.28	$0.27

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2018	2017
Operating Revenues (See Note 16):
Utility	$307,371	$277,707
Nonutility	441,904	392,496
Total Operating Revenues	749,275	670,203
Operating Expenses:
Cost of Sales - (Excluding depreciation)
- Utility	105,298	103,710
- Nonutility	323,566	363,117
Operations (See Note 1)	105,051	75,744
Impairment Charges	99,233	—
Maintenance	13,674	9,653
Depreciation	49,433	48,879
Energy and Other Taxes	3,682	3,622
Total Operating Expenses	699,937	604,725
Operating Income (See Note 1)	49,338	65,478

Other Income and Expense (See Note 1)	3,735	5,626
Interest Charges	(33,533)	(27,724)
Income Before Income Taxes	19,540	43,380
Income Taxes	(4,443)	(16,326)
Equity in Earnings of Affiliated Companies	2,416	3,081
Income from Continuing Operations	17,513	30,135
Loss from Discontinued Operations - (Net of tax benefit)	(92)	(77)
Net Income	$17,421	$30,058

Basic Earnings Per Common Share:
Continuing Operations	$0.21	$0.38
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.21	$0.38

Average Shares of Common Stock Outstanding - Basic	81,850	79,534

Diluted Earnings Per Common Share:
Continuing Operations	$0.21	$0.38
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.21	$0.38

Average Shares of Common Stock Outstanding - Diluted	82,302	79,670

Dividends Declared per Common Share	$0.56	$0.54

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2018	2017
Net Loss	$(93,819)	$(7,659)

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	8	7

Other Comprehensive Income - Net of Tax*	8	7

Comprehensive Loss	$(93,811)	$(7,652)

	Six Months Ended June 30,
	2018	2017
Net Income	$17,421	$30,058

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	17	1,522

Other Comprehensive Income - Net of Tax*	17	1,522

Comprehensive Income	$17,438	$31,580

* Determined using a combined average statutory tax rate of approximately 25% and 40% in 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2018	2017
Net Cash Provided by Operating Activities	$152,828	$123,658

Cash Flows from Investing Activities:
Capital Expenditures	(125,973)	(142,029)
Proceeds from Sale of Property, Plant & Equipment	—	3,058
Investment in Long-Term Receivables	(3,947)	(4,602)
Proceeds from Long-Term Receivables	5,035	4,948
Notes Receivable	—	3,000
Purchase of Company-Owned Life Insurance	(574)	(8,074)
Investment in Affiliate	(8,413)	(19,461)
Net Repayment of Notes Receivable - Affiliate	2,006	243

Net Cash Used in Investing Activities	(131,866)	(162,917)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(10,000)	200
Proceeds from Issuance of Long-Term Debt	1,592,500	321,000
Principal Repayments of Long-Term Debt	—	(277,400)
Payments for Issuance of Long-Term Debt	(13,821)	(2,060)
Net Settlement of Restricted Stock	(776)	(751)
Dividends on Common Stock	(22,292)	(21,676)
Proceeds from Sale of Common Stock	173,750	—
Payments for the Issuance of Common Stock	(6,554)	—

Net Cash Provided by Financing Activities	1,712,807	19,313

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,733,769	(19,946)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	39,695	31,910

Cash, Cash Equivalents and Restricted Cash at End of Period	$1,773,464	$11,964

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2018	December 31, 2017
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,748,076	$2,652,244
Accumulated Depreciation	(509,797)	(498,161)
Nonutility Property and Equipment, at cost	171,983	741,027
Accumulated Depreciation	(48,954)	(194,913)

Property, Plant and Equipment - Net	2,361,308	2,700,197

Investments:
Available-for-Sale Securities	36	36
Restricted	10,664	31,876
Investment in Affiliates	72,426	62,292

Total Investments	83,126	94,204

Current Assets:
Cash and Cash Equivalents	22,420	7,819
Restricted Cash	1,740,380	—
Accounts Receivable	196,601	202,379
Unbilled Revenues	24,464	73,377
Provision for Uncollectibles	(13,983)	(13,988)
Notes Receivable - Affiliate	2,907	4,913
Natural Gas in Storage, average cost	44,086	48,513
Materials and Supplies, average cost	4,200	4,239
Prepaid Taxes	30,040	41,355
Derivatives - Energy Related Assets	23,892	42,139
Assets Held For Sale	329,622	—
Other Prepayments and Current Assets	19,907	28,247

Total Current Assets	2,424,536	438,993

Regulatory and Other Noncurrent Assets:
Regulatory Assets	476,635	469,224
Derivatives - Energy Related Assets	10,283	5,988
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	28,002	28,721
Goodwill	3,578	3,578
Identifiable Intangible Assets	12,000	12,480
Other	96,754	98,426

Total Regulatory and Other Noncurrent Assets	640,527	631,692

Total Assets	$5,509,497	$3,865,086

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2018	December 31, 2017
Capitalization and Liabilities
Equity:
Common Stock	$106,882	$99,436
Premium on Common Stock	842,327	709,658
Treasury Stock (at par)	(282)	(271)
Accumulated Other Comprehensive Loss	(36,748)	(36,765)
Retained Earnings	391,538	420,351

Total Equity	1,303,717	1,192,409

Long-Term Debt	1,403,802	1,122,999

Total Capitalization	2,707,519	2,315,408

Current Liabilities:
Notes Payable	336,400	346,400
Current Portion of Long-Term Debt	1,368,809	63,809
Accounts Payable	262,090	284,899
Customer Deposits and Credit Balances	28,913	43,398
Environmental Remediation Costs	43,808	66,372
Taxes Accrued	2,529	2,932
Derivatives - Energy Related Liabilities	10,798	46,938
Deferred Contract Revenues	329	259
Derivatives - Other Current	443	748
Dividends Payable	23,941	—
Interest Accrued	13,016	9,079
Pension Benefits	2,388	2,388
Other Current Liabilities	21,354	15,860

Total Current Liabilities	2,114,818	883,082

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	91,690	86,884
Pension and Other Postretirement Benefits	105,789	101,544
Environmental Remediation Costs	108,054	106,483
Asset Retirement Obligations	43,807	59,497
Derivatives - Energy Related Liabilities	3,427	6,025
Derivatives - Other Noncurrent	6,252	9,622
Regulatory Liabilities	299,382	287,105
Other	28,759	9,436

Total Deferred Credits and Other Noncurrent Liabilities	687,160	666,596

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$5,509,497	$3,865,086

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,

	2018	2017
Operating Revenues (See Note 16)	$76,801	$83,251

Operating Expenses:
Cost of Sales (Excluding depreciation)	19,379	33,644
Operations (See Note 1)	27,268	22,455
Maintenance	6,812	4,672
Depreciation	14,401	12,873
Energy and Other Taxes	498	872

Total Operating Expenses	68,358	74,516

Operating Income (See Note 1)	8,443	8,735

Other Income and Expense (See Note 1)	607	1,039

Interest Charges	(6,999)	(6,077)

Income Before Income Taxes	2,051	3,697

Income Taxes	(482)	(1,431)

Net Income	$1,569	$2,266

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Six Months Ended June 30,

	2018	2017
Operating Revenues (See Note 16)	$311,260	$280,065

Operating Expenses:
Cost of Sales (Excluding depreciation)	109,187	106,068
Operations (See Note 1)	56,638	46,630
Maintenance	13,674	9,653
Depreciation	28,764	25,587
Energy and Other Taxes	1,753	2,167

Total Operating Expenses	210,016	190,105

Operating Income (See Note 1)	101,244	89,960

Other Income and Expense (See Note 1)	3,117	2,081

Interest Charges	(13,727)	(11,955)

Income Before Income Taxes	90,634	80,086

Income Taxes	(22,318)	(31,342)

Net Income	$68,316	$48,744

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,

	2018	2017
Net Income	$1,569	$2,266

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	8	7

Other Comprehensive Income - Net of Tax *	8	7

Comprehensive Income	$1,577	$2,273

	Six Months Ended June 30,
	2018	2017
Net Income	$68,316	$48,744

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	17	14

Other Comprehensive Income - Net of Tax *	17	14

Comprehensive Income	$68,333	$48,758

* Determined using a combined average statutory tax rate of approximately 25% and 40% in 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,

	2018	2017
Net Cash Provided by Operating Activities	$85,263	$75,514

Cash Flows from Investing Activities:
Capital Expenditures	(113,226)	(127,209)
Purchase of Company-Owned Life Insurance	—	(4,875)
Investment in Long-Term Receivables	(3,947)	(4,602)
Proceeds from Long-Term Receivables	5,035	4,948

Net Cash Used in Investing Activities	(112,138)	(131,738)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	24,400	(101,500)
Proceeds from Issuance of Long-Term Debt	—	321,000
Principal Repayments of Long-Term Debt	—	(200,000)
Payments for Issuance of Long-Term Debt	(5)	(2,029)
Additional Investment by Shareholder	—	40,000

Net Cash Provided by Financing Activities	24,395	57,471

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(2,480)	1,247
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,619	1,391

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,139	$2,638

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2018	December 31, 2017
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,748,076	$2,652,244
Accumulated Depreciation	(509,797)	(498,161)

Property, Plant and Equipment - Net	2,238,279	2,154,083

Investments:
Restricted Investments	505	2,912

Total Investments	505	2,912

Current Assets:
Cash and Cash Equivalents	1,634	1,707
Accounts Receivable	95,420	78,571
Accounts Receivable - Related Parties	2,139	988
Unbilled Revenues	9,721	54,980
Provision for Uncollectibles	(13,772)	(13,799)
Natural Gas in Storage, average cost	12,482	14,932
Materials and Supplies, average cost	796	825
Prepaid Taxes	27,507	38,326
Derivatives - Energy Related Assets	6,726	7,327
Other Prepayments and Current Assets	10,849	12,670

Total Current Assets	153,502	196,527

Regulatory and Other Noncurrent Assets:
Regulatory Assets	476,635	469,224
Long-Term Receivables	25,347	25,851
Derivatives - Energy Related Assets	—	5
Other	18,786	17,372

Total Regulatory and Other Noncurrent Assets	520,768	512,452

Total Assets	$2,913,054	$2,865,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30, 2018	December 31, 2017
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(25,980)	(25,997)
Retained Earnings	654,153	585,838

Total Equity	989,765	921,433

Long-Term Debt	558,388	758,052

Total Capitalization	1,548,153	1,679,485

Current Liabilities:
Notes Payable	76,400	52,000
Current Portion of Long-Term Debt	263,809	63,809
Accounts Payable - Commodity	28,669	43,341
Accounts Payable - Other	45,732	41,365
Accounts Payable - Related Parties	7,049	17,029
Derivatives - Energy Related Liabilities	950	9,270
Derivatives - Other Current	318	389
Customer Deposits and Credit Balances	24,998	41,656
Environmental Remediation Costs	43,502	66,040
Taxes Accrued	1,527	1,760
Pension Benefits	2,353	2,353
Interest Accrued	7,572	7,615
Other Current Liabilities	5,922	7,027

Total Current Liabilities	508,801	353,654

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	299,382	287,105
Deferred Income Taxes - Net	303,282	280,746
Environmental Remediation Costs	107,278	105,656
Asset Retirement Obligations	43,011	58,714
Pension and Other Postretirement Benefits	92,862	88,871
Derivatives - Energy Related Liabilities	114	170
Derivatives - Other Noncurrent	5,282	6,639
Other	4,889	4,934

Total Regulatory and Other Noncurrent Liabilities	856,100	832,835

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,913,054	$2,865,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) currently provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪	SJI Utilities, Inc. (SJIU) is a holding company that owns South Jersey Gas Company, along with, as of July 1, 2018, Elizabethtown Gas and Elkton Gas (see "Acquisitions" below).

▪	South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

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

Certain reclassifications have been made to SJI's and SJG's prior period condensed consolidated statements of income to conform to the current period presentation. The non-service cost components of net periodic pension and postretirement benefit costs are now included as a reduction to Other Income and Expense, as opposed to being recorded as an Operations Expense, to conform with ASU 2017-07, which is described below under "New Accounting Pronouncements." This caused a reduction to both Operations Expense and Other Income on the condensed consolidated statements of income for the three and six months ended June 30, 2017. This also caused a reclassification to SJI's prior period segments disclosure in Note 6 to increase Operating Income within both the Gas Utility Operations and Corporate & Services segments for the three and six months ended June 30, 2017.

Certain reclassifications have been made to SJI's prior period segments disclosures to conform to the current period presentation. The activities of SJI Midstream, which were presented in the Corporate & Services segment during the three and six months ended June 30, 2017, are now separated into the Midstream segment for the same periods in 2018. This caused prior period adjustments to Interest Charges, Income Taxes and Property Additions in Note 6.

ACQUISITIONS - In October 2017, SJI announced that it had entered into agreements to acquire the assets of Elizabethtown Gas (ETG) and Elkton Gas (ELK) from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"). SJI, through its wholly-owned subsidiary SJIU, is acquiring the assets of both companies for total consideration of $1.7 billion. The Acquisition closed on July 1, 2018 (see Note 17). In the second quarter of 2018, SJI completed public equity offerings and issued long-term debt to help fund the Acquisition (see Notes 4 and 14, respectively).

In connection with the Acquisition, SJI incurred the following fees during the three and six months ended June 30, 2018 (in millions):

Expense Type	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Line Item in the Condensed Consolidated Statements of Income
Consulting & Legal	$9.5	$15.0	Operations Expense
Interest Charges (A)	2.7	2.7	Interest Charges
Amortization (A,B)	5.3	7.9	Interest Charges
Ticking Fees (B)	0.5	1.7	Interest Charges
Total Costs (C)	$18.0	$27.3

(A) These interest charges relate to debt that was issued during the second quarter of 2018 to fund a portion of the purchase price for the Acquisition, along with the amortization of debt issuance costs incurred. See Note 14.

(B) Relates to a senior unsecured bridge facility (the “Bridge Facility”), which was entered into in the fourth quarter of 2017. This Bridge Facility was terminated as of June 30, 2018.

(C) All of these costs are included in the Corporate & Services segment.

Not included in the table above are costs incurred, including underwriting discounts and commissions, related to equity and debt issuances of $6.5 million and $13.8 million, respectively, which are recorded in Premium on Common Stock and Long-Term Debt (net of $0.1 million of amortization), respectively, on the condensed consolidated balance sheet as of June 30, 2018. These equity and debt issuances were used to fund a portion of the Acquisition. See Notes 4 and 14.

AGREEMENT TO SELL SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina will sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina has agreed to sell 76 distributed solar energy projects located at 143 sites across New Jersey, Maryland, Massachusetts and Vermont with total capacity of approximately 204 MW and a net book value as of June 30, 2018 of $428.9 million (the “Projects”). Total consideration for the Transaction is $347.9 million in cash. As part of the Transaction, Marina will sell the assets comprising the Projects or, in some cases, 100% of the equity interests of certain special purpose companies wholly-owned by Marina that own the assets comprising certain Projects, including MCS, NBS and SBS. The sale of individual Projects will occur on a rolling basis as the conditions precedent to each closing are satisfied, including obtaining certain regulatory filings and receipt of consents to assignment of project contracts and permits. Depending on the timing of closing with respect to individual Projects, the individual purchase prices for those Projects may be adjusted to account for Project revenues retained by Marina during the period prior to such closings, with a maximum aggregate downward adjustment of approximately $5.4 million. Also in connection with the Transaction, Marina will lease certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes back from the buyer from the date each such project is acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. The Company currently expects that all but one of the Projects will satisfy all closing conditions on or before December 31, 2018; the remaining Project is expected to satisfy all closing conditions on or before August 31, 2019.

The Company has recorded all of the assets related to these projects as Assets Held For Sale on the condensed consolidated balance sheets as of June 30, 2018, where they will remain until closing conditions have been met and the assets are transferred to the buyer.

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

The Transaction described above under "Agreement to Sell Solar Assets" triggered an indicator of impairment as the purchase price was less than the carrying amount for several of the assets being sold (but not all of them) and, as a result, several assets were considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount of the respective assets and the fair value, which was determined using the purchase price and the expected cash flows from the assets, including potential price reductions resulting from the timing needed to satisfy all required closing conditions. As a result, the Company recorded an impairment charge within the on-site energy production segment of $99.2 million (pre-tax) in Operating Expenses during the three and six months ended June 30, 2018, to reduce the carrying amount of several assets to their fair market value. The Company estimated the purchase price with the expectation that all but one of the Projects will satisfy all closing conditions on or before December 31, 2018; the remaining Project is expected to satisfy all closing conditions on or before August 31, 2019.

No impairments were identified at SJG for the three and six months ended June 30, 2018. SJI recorded an impairment charge of $0.3 million for the six months ended June 30, 2017 due to a reduction in the expected cash flows to be received from a solar generating facility within the on-site energy production segment. No impairments charges were identified at SJI for the three months ended June 30, 2017. For the three and six months ended June 30, 2017, no impairments were identified at SJG.

REVENUE-BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both Utility Revenue and Energy and Other Taxes and totaled $0.2 million for both the three months ended June 30, 2018 and 2017, and $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these properties during the three and six months ended June 30, 2018 or 2017. As of June 30, 2018 and December 31, 2017, $8.6 million and $8.7 million, respectively, related to interests in unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on SJI's condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of June 30, 2018 and December 31, 2017, SJI held 225,333 and 216,642 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

Any required changes to the provisional estimates would result in the recording of regulatory assets or liabilities to the extent such amounts are probable of settlement or recovery through customer rates and a net change to income tax expense for any other amounts. Final adjustments to the provisional amounts are expected to be recorded by the fourth quarter of 2018. The accounting for all other applicable provisions of Tax Reform is considered complete based on the current interpretation.

GOODWILL - Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three and six months ended June 30, 2018. Goodwill totaled $3.6 million on the condensed consolidated balance sheets of SJI as of both June 30, 2018 and December 31, 2017.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncements issued or effective during 2018 or 2017 had, or are expected to have, a material impact on the condensed consolidated financial statements of SJI, or the condensed financial statements of SJG.

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

On January 1, 2018, SJI and SJG adopted ASU 2014-09 and all amendments, which meant adopting the guidance in ASC 606. SJI and SJG adopted the new guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 605. See Note 16. The methods of recognizing revenue for SJI's and SJG's contracts with customers is the same under ASC 605 and ASC 606, as revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606. As such, there was no significant impact to revenues for the three and six months ended June 30, 2018 for SJI or SJG as a result of applying ASC 606, and there was no cumulative catch-up to retained earnings for SJI or SJG under the modified retrospective method for changes in accounting for revenues. Further, there were no significant changes to SJI's or SJG's business processes, systems or internal controls over financial reporting needed to support recognition and disclosure under the new guidance.

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management has formed an implementation team that has completed the process of inventorying all current contracts, including those of newly acquired ETG and ELK, and has determined the population of leases that will be in scope under the new guidance. Management is currently evaluating the impact that adoption of the guidance on these identified leases will have on SJI's and SJG's financial statements, which includes monitoring industry specific developments including the exposure draft issued by the FASB that would introduce a land easement practical expedient to ASC 842. Consistent with the requirements of the standard, SJI and SJG expect to both transition to the new guidance using the modified retrospective approach, although this could be subject to change based on new guidance from the FASB. The Company does not plan to early adopt the new guidance.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Reform. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Reform and will improve the usefulness of information reported to financial statement users. The standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date. For performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. The current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of SJI's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the six months ended June 30, 2018 and 2017. No stock appreciation rights have been issued under the plans. During the six months ended June 30, 2018 and 2017, SJI granted 197,844 and 167,444 restricted shares, respectively, to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

In 2015, SJI began granting time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. Beginning in 2018, the vesting and payout of time-based shares of restricted stock is only contingent upon the service requirement being met in years one, two, and three of the grant. During the six months ended June 30, 2018 and 2017, Officers and other key employees were granted 64,712 and 52,971 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

During the six months ended June 30, 2018 and 2017, SJI granted 26,416 and 30,394 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at June 30, 2018 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2016 - TSR	56,595	$22.53	18.1%	1.31%
	2016 - CEGR, Time	71,543	$23.52	N/A	N/A
	2017 - TSR	48,533	$32.17	20.8%	1.47%
	2017 - CEGR, Time	79,524	$33.69	N/A	N/A
	2018 - TSR	65,351	$31.05	21.9%	2.00%
	2018 - CEGR, Time	129,902	$31.23	N/A	N/A

Directors -	2018	26,416	$31.16	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Officers & Key Employees	$1,090	$1,117	$2,190	$2,187
Directors	206	256	412	512
Total Cost	1,296	1,373	2,602	2,699

Capitalized	(101)	(104)	(202)	(192)
Net Expense	$1,195	$1,269	$2,400	$2,507

As of June 30, 2018, there was $8.1 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity for SJI during the six months ended June 30, 2018, excluding accrued dividend equivalents:

	Officers &Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2018	342,793	30,394	$28.60
Granted	197,844	26,416	$31.17
Cancelled/Forfeited	(44,287)	—	$28.34
Vested	(44,901)	(30,394)	$30.56
Nonvested Shares Outstanding, June 30, 2018	451,449	26,416	$29.52

During the six months ended June 30, 2018 and 2017, SJI awarded 66,894 shares to its Officers and other key employees at a market value of $2.0 million, and 65,628 shares at a market value of $2.2 million, respectively. During the six months ended June 30, 2018 and 2017, SJI also granted 26,416 and 30,394 shares to its Directors at a market value of $0.8 million and $1.0 million, respectively.

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

South Jersey Gas Company - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the six months ended June 30, 2018 and 2017, SJG officers and other key employees were granted 32,185 and 24,001 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during each of the six months ended June 30, 2018 and 2017 was $0.3 million. Approximately 64% of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

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

SJRG had net sales to EnergyMark of $8.0 million and $7.3 million for the three months ended June 30, 2018 and 2017, respectively, and $21.2 million and $20.6 million for the six months ended June 30, 2018 and 2017, respectively.

EnerConnex, LLC (EnerConnex) - In the second quarter of 2018, SJI entered into an agreement to obtain a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity. The investment made by SJI in EnerConnex was not material.

During the first six months of 2018 and 2017, SJI made net investments in unconsolidated affiliates of $6.4 million and $19.2 million, respectively.  As of June 30, 2018 and December 31, 2017, the outstanding balance of Notes Receivable – Affiliate was $16.2 million and $18.2 million, respectively. As of June 30, 2018, $13.7 million of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $2.5 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2018, SJI had a net asset of approximately $72.4 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2018, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $88.6 million.

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

Summarized operating results of the discontinued operations for the three and six months ended June 30, 2018 and 2017, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss before Income Taxes:
Sand Mining	$7	$(15)	$(33)	$(32)
Fuel Oil	(40)	(57)	(81)	(86)
Income Tax Benefits	7	25	22	41
Loss from Discontinued Operations — Net	$(26)	$(47)	$(92)	$(77)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues/Affiliates:
SJRG	$1,109	$1,248	$3,697	$2,211
Marina	89	65	192	147
Other	23	21	46	42
Total Operating Revenue/Affiliates	$1,221	$1,334	$3,935	$2,400

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs of Sales/Affiliates (Excluding depreciation)
SJRG*	$2,093	$496	$27,431	$10,946

Operations Expense/Affiliates:
SJI	$6,708	$4,988	$13,751	$11,038
Millennium	744	712	1,441	1,420
Other	(117)	(41)	(232)	(80)
Total Operations Expense/Affiliates	$7,335	$5,659	$14,960	$12,378
*As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

4.	COMMON STOCK:

The following shares were issued and outstanding for SJI:

2018
Beginning Balance, January 1	79,549,080
New Issuances During the Period:
Public Equity Offering	5,889,830
Stock-Based Compensation Plan	67,076
Ending Balance, June 30	85,505,986

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $132.7 million was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of June 30, 2018. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

PUBLIC OFFERINGS - In April 2018, the Company completed the following public offerings, the net proceeds of which were used to fund a portion of the consideration paid for the assets of ETG and ELK (see Note 1):

•
SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing, including 1,652,542 shares pursuant to the underwriters’ option. The gross proceeds from these shares was $173.7 million, with net proceeds after deducting underwriting discounts and commissions of $167.7 million. The remaining 6,779,661 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares at the closing, and has not received proceeds as of June 30, 2018. SJI has an option to settle the forward sale agreement by delivering newly issued shares of SJI common stock and receive proceeds, subject to certain adjustments, from the sale of those shares, assuming one or more future physical settlements of the forward sale agreement, no later than April 2019. SJI may also choose to settle the forward sale contract with a cash payment, or multiple cash payments, no later than April 2019. In the event SJI elects to settle all or a portion of the forward sale contract with a cash payment, no additional shares of SJI common stock would be issued under the forward sale contract for the portions that were cash settled.

•
SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 15, April 15, July 15 and October 15 of each year (except that if such date is not a business day, contract adjustment payments will be payable on the following business day, without adjustment), commencing on July 15, 2018. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the aggregate amount of the contract adjustment payments due through April 15, 2021 was recorded as Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet, and will be amortized over the life of this instrument. This offering resulted in gross proceeds of approximately $287.5 million, with net proceeds after deducting underwriting discounts and commissions of $278.9 million. As of June 30, 2018, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets (see Note 14).

SJI's EARNINGS PER COMMON SHARE (EPS) - SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 452,210 and 136,332 for the six months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, incremental shares of 806,695 and 150,852, respectively, were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2, along with the impact of the Forward Shares and Equity Units discussed above, accounted for under the treasury stock method.

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

RESTRICTED CASH — In order to pay for the Acquisition (see Note 1), SJI maintained $1.74 billion in an escrow account as of June 30, 2018 in anticipation of the July 1, 2018 closing date (see Note 17). This amount was recorded in Restricted Cash on the condensed consolidated balance sheets of SJI as of June 30, 2018.

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with selected counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of June 30, 2018 and December 31, 2017, SJI's balances (including SJG) in these accounts totaled $10.6 million and $31.6 million, respectively, held by the counterparty, which is recorded in Restricted Investments on the condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, SJG's balance held by the counterparty totaled $0.5 million and $2.9 million and was recorded in Restricted Investments on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at June 30, 2018 and December 31, 2017, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of June 30, 2018
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$22,420	$1,634
Restricted Cash	1,740,380	—
Restricted Investments	10,664	505
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,773,464	$2,139

	As of December 31, 2017
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$7,819	$1,707
Restricted Investments	31,876	2,912
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,695	$4,619

NOTES RECEIVABLE-AFFILIATES - As of June 30, 2018, SJI had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $5.9 million and $7.0 million as of June 30, 2018 and December 31, 2017, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.7 million as of both June 30, 2018 and December 31, 2017. The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at June 30, 2018 and December 31, 2017, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of June 30, 2018, SJI had approximately $10.0 million, or 29.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with three counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The other two counterparties are investment grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at June 30, 2018 and December 31, 2017, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of June 30, 2018 and December 31, 2017, were $2.84 billion and $1.22 billion, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of June 30, 2018 and December 31, 2017, were $2.77 billion and $1.19 billion, respectively. SJI's carrying amounts as of June 30, 2018 and December 31, 2017 are net of unamortized debt issuance costs of $24.1 million and $17.4 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2018 and December 31, 2017, were $835.5 million and $838.5 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of June 30, 2018 and December 31, 2017, was $822.2 million and $821.9 million, respectively. The carrying amounts as of June 30, 2018 and December 31, 2017 are net of unamortized debt issuance costs of $7.0 million and $7.3 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at June 30, 2018 and December 31, 2017.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker (CODM). These segments are as follows:

•
Gas utility operations (SJIU, consisting of SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers. The result of SJG are only included in this operating segment.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues:
Gas Utility Operations	$76,801	$83,251	$311,260	$280,065
Energy Group:
Wholesale Energy Operations	67,220	76,409	257,563	203,926
Retail Gas and Other Operations	23,168	21,759	63,369	58,637
Retail Electric Operations	42,662	42,620	86,697	91,577
Subtotal Energy Group	133,050	140,788	407,629	354,140
Energy Services:
On-Site Energy Production	24,734	25,135	45,891	44,747
Appliance Service Operations	451	1,980	971	3,638
Subtotal Energy Services	25,185	27,115	46,862	48,385
Corporate and Services	11,082	11,013	24,082	22,609
Subtotal	246,118	262,167	789,833	705,199
Intersegment Sales	(18,788)	(17,793)	(40,558)	(34,996)
Total Operating Revenues	$227,330	$244,374	$749,275	$670,203

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating (Loss) Income (See Note 1):
Gas Utility Operations	$8,443	$8,735	$101,244	$89,960
Energy Group:
Wholesale Energy Operations	(10,472)	(18,191)	65,185	(29,817)
Retail Gas and Other Operations	1,659	(1,560)	(4,099)	(3,227)
Retail Electric Operations	1,094	1,155	886	2,461
Subtotal Energy Group	(7,719)	(18,596)	61,972	(30,583)
Energy Services:
On-Site Energy Production	(100,435)	5,104	(100,989)	3,135
Appliance Service Operations	442	66	945	(6)
Subtotal Energy Services	(99,993)	5,170	(100,044)	3,129
Corporate and Services	(9,263)	1,305	(13,834)	2,972
Total Operating (Loss) Income	$(108,532)	$(3,386)	$49,338	$65,478

Depreciation and Amortization:
Gas Utility Operations	$20,274	$17,446	$40,589	$34,808
Energy Group:
Wholesale Energy Operations	29	33	52	61
Retail Gas and Other Operations	78	84	153	167
Subtotal Energy Group	107	117	205	228
Energy Services:
On-Site Energy Production	10,324	11,674	20,595	23,267
Appliance Service Operations	—	56	—	110
Subtotal Energy Services	10,324	11,730	20,595	23,377
Corporate and Services	5,951	418	9,165	819
Total Depreciation and Amortization	$36,656	$29,711	$70,554	$59,232

Interest Charges (See Note 1):
Gas Utility Operations	$6,999	$6,077	$13,727	$11,955
Energy Group:
Wholesale Energy Operations	—	134	—	3,193
Retail Gas and Other Operations	105	64	251	149
Subtotal Energy Group	105	198	251	3,342
Energy Services:
On-Site Energy Production	4,098	3,877	7,945	9,691
Midstream	479	125	905	635
Corporate and Services	13,368	4,816	20,838	9,547
Subtotal	25,049	15,093	43,666	35,170
Intersegment Borrowings	(5,488)	(4,114)	(10,133)	(7,446)
Total Interest Charges	$19,561	$10,979	$33,533	$27,724

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income Taxes (See Note 1):
Gas Utility Operations	$482	$1,431	$22,318	$31,342
Energy Group:
Wholesale Energy Operations	(2,478)	(6,384)	16,649	(12,703)
Retail Gas and Other Operations	474	(593)	(1,060)	(1,040)
Retail Electric Operations	307	472	249	1,007
Subtotal Energy Group	(1,697)	(6,505)	15,838	(12,736)
Energy Services:
On-Site Energy Production	(26,489)	219	(27,646)	(2,850)
Appliance Service Operations	106	36	237	19
Subtotal Energy Services	(26,383)	255	(27,409)	(2,831)
Midstream	(22)	(1)	40	(85)
Corporate and Services	(4,352)	(724)	(6,344)	636
Total Income Taxes	$(31,972)	$(5,544)	$4,443	$16,326

Property Additions (See Note 1):
Gas Utility Operations	$65,148	$66,128	$115,385	$128,408
Energy Group:
Wholesale Energy Operations	27	4	32	7
Retail Gas and Other Operations	136	133	309	428
Subtotal Energy Group	163	137	341	435
Energy Services:
On-Site Energy Production	570	2,917	1,683	10,266
Appliance Service Operations	—	254	—	260
Subtotal Energy Services	570	3,171	1,683	10,526
Midstream	99	5	310	157
Corporate and Services	8,204	834	11,549	927
Total Property Additions	$74,184	$70,275	$129,268	$140,453

	June 30, 2018	December 31, 2017
Identifiable Assets:
Gas Utility Operations	$2,913,054	$2,865,974
Energy Group:
Wholesale Energy Operations	124,975	208,785
Retail Gas and Other Operations	39,992	56,935
Retail Electric Operations	35,043	34,923
Subtotal Energy Group	200,010	300,643
Energy Services:
On-Site Energy Production	476,498	582,587
Appliance Service Operations	205	1,338
Subtotal Energy Services	476,703	583,925
Midstream	68,348	63,112
Discontinued Operations	1,751	1,757
Corporate and Services	2,388,305	711,038
Intersegment Assets	(538,674)	(661,363)
Total Identifiable Assets	$5,509,497	$3,865,086

7.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In March 2018, SJG filed a petition with the BPU for a change in rates, customer refund and rider associated with the implementation of Tax Reform. The BPU subsequently approved an interim rate reduction, effective April 1, 2018, to reflect the change in the corporate tax rate within SJG’s base rates. This petition is currently pending BPU approval

Also in March 2018, SJG filed a petition with the BPU seeking to continue its existing Energy Efficiency Programs (EEP's), with modifications, and to implement new programs (the “EEP IV”) for a five-year period with a proposed budget of approximately $195.4 million and with the same rate recovery mechanism that exists for its current EEP's. Under its existing EEP's, SJG is permitted to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments. The matter is currently pending BPU approval.

In April 2018, SJG submitted its second annual filing, pursuant to the October 2016 BPU approval of the Accelerated Infrastructure Replacement Program (“AIRP II”), seeking a base rate adjustment to increase annual revenues by approximately $6.6 million to reflect the roll-in of $60.7 million of AIRP II investments placed in service from July 1, 2017 through June 30, 2018. The matter is currently pending BPU approval.

In May 2018, The BPU issued an order approving a second phase of the Storm Hardening and Reliability Program (“SHARP II”) for a three-year period, commencing June 1, 2018, with authorized investments of up to $100.3 million to continue storm hardening efforts to further improve safety, redundancy and resiliency of SJG’s natural gas system in coastal areas. Pursuant to the order, SHARP II investments are to be recovered through annual base rate adjustments.

Also in May 2018, SJG received BPU final approval of provisional rates that were authorized in a BPU order during September 2017, as they relate to SJG's 2017-2018 Basic Gas Supply Service (“BGSS”) and Conservation Incentive Program (“CIP”) filing, as submitted to the BPU in June 2017. The impact of the final rates was a $4.7 million decrease in revenue related to SJG’s BGSS and a $0.2 million increase in revenue related to SJG's CIP. The net impact of the rate changes requested in the filing is a $4.5 million revenue decrease.

In June 2018, SJG filed its annual BGSS and CIP filing with the BPU, requesting a $65.5 million increase in gas cost recoveries related to its BGSS and a $26.4 million decrease in revenues related to its CIP, resulting in a net revenue increase of $39.1 million. The matter is currently pending BPU approval.

Also in June 2018, SJG filed its ninth annual Energy Efficiency Tracker (“EET”) rate adjustment petition, requesting a $1.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with its EEPs. The matter is currently pending BPU approval.

Additionally, in June 2018, SJG filed its annual Universal Service Fund (“USF”) petition, along with the State’s other electric and gas utilities, seeking an increase in revenues of approximately $0.9 million. The matter is currently pending BPU approval.

As of June 30, 2018, SJI received all necessary approvals by the BPU, Maryland Public Service Commission (PSC), Federal Energy Regulatory Commission (FERC) and Federal Communications Commission (FCC), as well as certain anti-trust filings and approvals, in order to complete the Acquisition. The Acquisition was completed on July 1, 2018 (see Note 17).

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2017. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

8.	REGULATORY ASSETS AND REGULATORY LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2017, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018 and December 31, 2017, SJI had no regulatory assets or regulatory liabilities other than those of SJG; SJI will have regulatory assets and liabilities related to ETG and ELK beginning July 1, 2018 (see Note 17).

SJI's and SJG's Regulatory Assets consisted of the following items (in thousands):

	June 30, 2018	December 31, 2017
Environmental Remediation Costs:
Expended - Net	$122,022	$100,327
Liability for Future Expenditures	150,780	171,696
Deferred Asset Retirement Obligation Costs	29,913	42,368
Deferred Pension and Other Postretirement Benefit Costs	78,211	78,211
Deferred Gas Costs - Net	60,025	16,838
Conservation Incentive Program Receivable	3,771	26,652
Societal Benefit Costs Receivable	1,751	2,484
Deferred Interest Rate Contracts	5,601	7,028
Energy Efficiency Tracker	2,189	2,094
Pipeline Supplier Service Charges	662	708
Pipeline Integrity Cost	4,805	5,280
AFUDC - Equity Related Deferrals	13,172	12,785
Other Regulatory Assets	3,733	2,753

Total Regulatory Assets	$476,635	$469,224

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

DEFERRED ASSET RETIREMENT OBLIGATION COSTS - SJG records asset retirement obligations primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred asset retirement obligation costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation. The Deferred Asset Retirement Obligation Costs regulatory asset decreased $12.5 million from December 31, 2017 to June 30, 2018, due to revisions to the settlement timing, retirement costs, and changes to inflation and discount rates used to measure the expected retirement costs. A corresponding decrease was made to the Asset Retirement Obligation liability, thus having no impact on earnings.

DEFERRED GAS COSTS - NET - Over/Under collections of gas costs are monitored through SJG's BGSS bill credit. Net undercollected gas costs are classified as a regulatory asset, and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory asset increased $43.2 million from December 31, 2017 to June 30, 2018, primarily due to the actual gas commodity costs exceeding recoveries from customers.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was more than the established baseline during the first six months of 2018, resulting in a decrease in the receivable. This is primarily the result of cold weather experienced in the region.

SJI's and SJG's Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2018	December 31, 2017
Excess Plant Removal Costs	$22,367	$23,295
Excess Deferred Taxes	277,015	263,810

Total Regulatory Liabilities	$299,382	$287,105

EXCESS DEFERRED TAXES - As disclosed in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, the Excess Deferred Tax balance relates to Tax Reform enacted into law December 22, 2017 (see Note 1). The increase in this regulatory liability of $13.2 million during the first six months of 2018 is related to excess tax amounts that were billed to customers in the first quarter of 2018, which, pending approval by the BPU of the refund methodology, are expected to be returned to customers in September 2018.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2018 and 2017, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service Cost	$639	$1,112	$2,816	$2,494
Interest Cost	716	2,931	5,824	5,886
Expected Return on Plan Assets	(19)	(3,529)	(7,652)	(7,053)
Amortizations:
Prior Service Cost	(13)	33	58	66
Actuarial Loss	1,632	2,528	5,764	5,141
Net Periodic Benefit Cost	2,955	3,075	6,810	6,534
Capitalized Benefit Cost	(554)	(1,129)	(1,037)	(2,400)
Deferred Benefit Cost	(374)	(139)	(1,125)	(300)
Total Net Periodic Benefit Expense	$2,027	$1,807	$4,648	$3,834

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service Cost	$360	$208	$441	$455
Interest Cost	859	609	1,076	1,209
Expected Return on Plan Assets	(1,578)	(853)	(1,883)	(1,705)
Amortizations:
Prior Service Cost	(141)	(86)	(172)	(172)
Actuarial Loss	340	307	451	619
Net Periodic Benefit Cost	(160)	185	(87)	406
Capitalized Benefit Cost	—	(46)	(5)	(101)
Total Net Periodic Benefit Expense	$(160)	$139	$(92)	$305

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $1.9 million and $2.3 million of the totals presented in the table above for the three months ended June 30, 2018 and 2017, respectively, and $4.3 million and $4.8 million of the totals presented in the table above for the six months ended June 30, 2018 and 2017, respectively.

For the three months ended June 30, 2018, and 2017, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was less than $0.1 million and approximately $0.1 million, respectively, of the totals presented in the table above. For the six months ended June 30, 2018 and 2017, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was less than $0.1 million and $0.2 million, respectively, of the totals presented in the table above.

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

SJI contributed $10.0 million to the pension plans, of which SJG contributed $8.0 million, in January 2017. No contributions were made to the pension plans by either SJI or SJG during the six months ended June 30, 2018. SJI and SJG do not expect to make any additional contributions to the pension plans in 2018; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to be approximately $2.4 million in 2018.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2018 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Syndicated Revolving Credit Facility	$400,000	$216,100	(A)	$183,900	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	266,100		183,900

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	77,200	(B)	122,800	August 2022
Uncommitted Bank Line	10,000	—		10,000	August 2018 (C)

Total SJG	210,000	77,200		132,800

Total	$660,000	$343,300		$316,700

(A) Includes letters of credit outstanding in the amount of $6.1 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

(C) SJG expects to renew this facility prior to expiration.

On June 26, 2018, the Acquisition company used to acquire the assets of ETG and ELK entered into a $200.0 million, two-year revolving credit agreement with several lenders. This facility is available to be used by ETG and ELK (the Borrowers) post-acquisition to provide daily liquidity. Neither SJI nor SJG may borrow underneath this facility; as a result, this amount is not included in the table above as of June 30, 2018. At the election of the Borrowers, the revolving loans will bear interest at a variable base rate or a variable London Interbank Offered Rate (“LIBOR”). The revolving credit agreement provides for the extension of credit to the Borrowers by the lenders thereunder in a total aggregate amount of $200.0 million. This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. There were no borrowings under this facility as of June 30, 2018.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary, the SJI facilities can also be used to support SJG’s liquidity needs. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings (which includes SJG), which changes daily, was 2.90% and 2.21% at June 30, 2018 and 2017, respectively. SJG did not have any outstanding borrowings at June 30, 2018 under its credit facility; however, SJG did have $77.2 million outstanding under the commercial paper program. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.33% and 1.36% at June 30, 2018 and 2017, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the six months ended June 30, 2018 and 2017 were $201.6 million and $272.4 million, respectively. SJG's average borrowings outstanding under its credit facilities during the six months ended June 30, 2018 and 2017 were $49.3 million and $20.2 million, respectively.

The SJI and SJG principal credit facilities are provided by a syndicate of banks. In January 2018, the Note Purchase Agreements (NPA) for Senior Unsecured Notes issued by SJI, as well as the credit agreements with its syndicate of banks, were amended to reflect a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long term debt) for purposes of the covenant calculation. Further, in the event that SJI receives less than $500.0 million of net cash proceeds from the issuance of equity or equity-linked securities, that financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) increases to not more than 0.75 to 1, measured at the end of each fiscal quarter, for a period of one year following the closing of the acquisition of ETG and ELK. SJI and SJG were in compliance with this covenant as of June 30, 2018. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of June 30, 2018.

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

In the fourth quarter of 2017, SJI entered into a $2.6 billion syndicated, committed Bridge Facility to support its $1.7 billion bid for the assets of ETG and ELK. As a result of the equity and debt issuances entered into by the Company to fund the Acquisition (see Note 14), the Bridge Facility was terminated as of June 30, 2018.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — As of June 30, 2018, SJI had issued $6.1 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $5.7 million per month and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJRG has also committed to purchase a minimum of 752,500 dts/d and up to 892,500 dts/d of natural gas, from various suppliers, for terms ranging from 3 to 10 years at index-based prices.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 41% and 58% of SJI's and SJG's workforce at June 30, 2018, respectively. SJI has collective bargaining agreements with two unions that represent these employees: the International Brotherhood of Electrical Workers (IBEW) Local 1293 and the International Association of Machinists and Aerospace Workers (IAM) Local 76. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021.

STANDBY LETTERS OF CREDIT — As of June 30, 2018, SJI provided $6.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

EQUITY AND CORPORATE UNITS - As part of the issuance of Equity and Corporate Units, the Company has a purchase contract obligating the holder of the units to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, a certain number of shares of common stock. See Note 4.

PENDING LITIGATION — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $20.6 million and $54.9 million, respectively, from the first quarter of 2017 through June 30, 2018. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, $20.6 million was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of June 30, 2018. Similarly, $54.9 million was associated with SJRG and was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of June 30, 2018, with charges of $0.9 million and $1.0 million to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI for the three and six months ended June 30, 2018, respectively. SJI also recorded $0.2 million and $0.4 million to Interest Charges on the condensed consolidated statements of income for the three and six months ended June 30, 2018, respectively. In April 2018, SJI filed an appeal of this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received and has created a reserve to reflect the differences between the invoices and paid amounts.

The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit. The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019. The matter is currently scheduled for a jury trial in May 2019. All legal reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute noted above, SJI has accrued approximately $3.1 million and $3.0 million related to all claims in the aggregate as of June 30, 2018 and December 31, 2017, respectively, of which SJG has accrued approximately $0.8 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

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

As of June 30, 2018, SJI and SJG had outstanding derivative contracts as follows (1 MMdts = one million decatherms; 1 MMmWh = one million megawatt hours):

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	69.4	10.9
Expected future sales of natural gas (in MMdts)	56.0	0.5
Expected future purchases of electricity (in MMmWh)	2.3	—
Expected future sales of electricity (in MMmWh)	1.9	—

Basis and Index related net purchase (sale) contracts (in MMdts)	56.9	2.3

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These pre-tax gains (losses) were $(6.2) million and $(7.9) million for the three months ended June 30, 2018 and 2017, respectively, and $17.2 million and $6.8 million for the six months ended June 30, 2018 and 2017, respectively. For SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG. As of June 30, 2018 and December 31, 2017, SJG had $5.7 million and $(2.1) million of unrealized gains (losses), respectively, included in its BGSS related to energy-related commodity contracts.

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

As of June 30, 2018, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$23,892	$10,798	$42,139	$46,938
Derivatives - Energy Related - Non-Current	10,283	3,427	5,988	6,025
Interest rate contracts:
Derivatives - Other - Current	—	443	—	748
Derivatives - Other - Noncurrent	—	6,252	—	9,622
Total derivatives not designated as hedging instruments under GAAP	$34,175	$20,920	$48,127	$63,333

Total Derivatives	$34,175	$20,920	$48,127	$63,333

SJG:
Derivatives not designated as hedging instruments under GAAP	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$6,726	$950	$7,327	$9,270
Derivatives – Energy Related – Non-Current	—	114	5	170
Interest rate contracts:
Derivatives – Other Current	—	318	—	389
Derivatives – Other Noncurrent	—	5,282	—	6,639
Total derivatives not designated as hedging instruments under GAAP	$6,726	$6,664	$7,332	$16,468

Total Derivatives	$6,726	$6,664	$7,332	$16,468

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.
As of June 30, 2018 and December 31, 2017, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2018
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$34,175	$—	$34,175	$(8,246)	(A)	$—	$25,929
Derivatives - Energy Related Liabilities	$(14,225)	$—	$(14,225)	$8,246	(B)	$155	$(5,824)
Derivatives - Other	$(6,695)	$—	$(6,695)	$—		$—	$(6,695)
SJG:
Derivatives - Energy Related Assets	$6,726	$—	$6,726	$(390)	(A)	$—	$6,336
Derivatives - Energy Related Liabilities	$(1,064)	$—	$(1,064)	$390	(B)	$—	$(674)
Derivatives - Other	$(5,600)	$—	$(5,600)	$—		$—	$(5,600)

As of December 31, 2017
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,127	$—	$48,127	$(24,849)	(A)	$—	$23,278
Derivatives - Energy Related Liabilities	$(52,963)	$—	$(52,963)	$24,849	(B)	$8,832	$(19,282)
Derivatives - Other	$(10,370)	$—	$(10,370)	$—		$—	$(10,370)
SJG:
Derivatives - Energy Related Assets	$7,332	$—	$7,332	$(208)	(A)	$—	$7,124
Derivatives - Energy Related Liabilities	$(9,440)	$—	$(9,440)	$208	(B)	$1,543	$(7,689)
Derivatives - Other	$(7,028)	$—	$(7,028)	$—		$—	$(7,028)

(A) The balances at June 30, 2018 and December 31, 2017 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2018 and December 31, 2017 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2018	2017	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(24)	$(2,499)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	(24)	(24)

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2018	2017	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
(Losses) Gains on energy-related commodity contracts (a)	$(6,178)	$(7,855)	$17,175	$6,832
Gains (Losses) on interest rate contracts (b)	620	(379)	2,248	(1,384)

Total	$(5,558)	$(8,234)	$19,423	$5,448

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2018, is $0.5 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2018, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2018	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$36	$36	$—	$—
Derivatives – Energy Related Assets (B)	34,175	1,808	8,581	23,786
	$34,211	$1,844	$8,581	$23,786
SJG:
Assets
Derivatives – Energy Related Assets (B)	$6,726	$729	$—	$5,997
	$6,726	$729	$—	$5,997
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$14,225	$3,107	$5,693	$5,425
Derivatives – Other (C)	6,695	—	6,695	—
	$20,920	$3,107	$12,388	$5,425
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$1,064	$390	$674	$—
Derivatives – Other (C)	5,600	—	5,600	—
	$6,664	$390	$6,274	$—

As of December 31, 2017	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$36	$36	$—	$—
Derivatives – Energy Related Assets (B)	48,127	5,155	21,869	21,103
	$48,163	$5,191	$21,869	$21,103
SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,332	$208	$230	$6,894
	$7,332	$208	$230	$6,894

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$52,963	$10,687	$24,283	$17,993
Derivatives – Other (C)	10,370	—	10,370	—
	$63,333	$10,687	$34,653	$17,993
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$9,440	$1,750	$2,848	$4,842
Derivatives – Other (C)	7,028	—	7,028	—
	$16,468	$1,750	$9,876	$4,842

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at June 30, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$16,260	$3,686	Discounted Cash Flow	Forward price (per dt)	$1.74- $8.25 [$2.92]	(A)
Forward Contract - Electric	$7,526	$1,739	Discounted Cash Flow	Fixed electric load profile (on-peak)	37.45% - 100.00% [53.30%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 62.55% [46.70%]	(B)

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$13,519	$15,686	Discounted Cash Flow	Forward price (per dt)	$1.79 - $12.09 [$3.01]	(A)
Forward Contract - Electric	$7,584	$2,307	Discounted Cash Flow	Fixed electric load profile (on-peak)	36.36% - 100.00% [53.39%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 63.64% [46.61%]	(B)

SJG:

Type	Fair Value at June 30, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,997	$—	Discounted Cash Flow	Forward price (per dt)	$2.99- $6.17 [$4.48]	(A)

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$6,894	$4,842	Discounted Cash Flow	Forward price (per dt)	$2.42 - $6.67 [$5.25]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2018 and 2017, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$16,586	$3,110
Other Changes in Fair Value from Continuing and New Contracts, Net	6,215	10,204
Settlements	(4,440)	5,047

Balance at end of period	$18,361	$18,361

SJG:
Balance at beginning of period	$(6)	$2,052
Other Changes in Fair Value from Continuing and New Contracts, Net	6,003	5,997
Settlements	—	(2,052)

Balance at end of period	$5,997	$5,997

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$16,234	$9,035
Other Changes in Fair Value from Continuing and New Contracts, Net	7,982	6,994
Transfers in/(out) of Level 3 (A)	(748)	(748)
Settlements	(6,067)	2,120

Balance at end of period	$17,401	$17,401

SJG:
Balance at beginning of period	$511	$926
Other Changes in Fair Value from Continuing and New Contracts, Net	6,422	6,933
Settlements	—	(926)

Balance at end of period	$6,933	$6,933

Total gains included in earnings for SJI for the three and six months ended June 30, 2018 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of June 30, 2018, are $6.2 million and $10.2 million, respectively. These gains are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In January 2018, SJI issued the following Medium Term Notes (MTN's): (a) $25.0 million aggregate principal amount of 3.32% Senior Notes, Series 2017A-2, due January 2025 and (b) $25.0 million aggregate principal amount of 3.56% Senior Notes, Series 2017B-2, due January 2028.

In April 2018, SJI entered into a Note Purchase Agreement (NPA) that provides for the issuance by the Company of an aggregate of $250.0 million of senior unsecured notes. During the second quarter of 2018, the Company issued these senior unsecured notes as follows: (a) $90.0 million aggregate principal amount of 3.18% Senior Notes, Series 2018A, due April 2021; (b) $80.0 million aggregate principal amount of 3.82% Senior Notes, Series 2018B, due 2028; and (c) $80.0 million aggregate principal amount of 3.92% Senior Notes, Series 2018C, due 2030.

In April 2018, SJI completed a public offering of Equity Units for gross proceeds of $287.5 million (see Note 4). As of June 30, 2018, these Equity Units were not converted into equity; as such, the net proceeds, after amortization of the underwriting discounts, of $279.0 million are recorded as Long-Term Debt on the condensed consolidated balance sheets.

On June 20, 2018, SJI issued an aggregate of $475.0 million of Floating Rate Senior Notes, Series 2018D, due 2019 on the one-year anniversary of the date of initial issuance. These notes will be repaid using the proceeds of the various contemplated asset sales or refinanced.

On June 26, 2018, the Acquisition company used to acquire the assets of ETG entered into a $530.0 million, 364-day term loan credit agreement with several lenders. SJI guaranteed this facility until the closing of the Acquisition. On June 28, 2018, the lenders funded the term loan facility. At the election of the Company, the term loans will bear interest at a variable base rate or a variable LIBOR. ETG intends to arrange a refinancing of this term facility during the third quarter of 2018 upon the attainment of a rating by either S&P or Moody's.

The April 2018 and June 2018 debt issuances were used to fund the Acquisition, which closed July 1, 2018 (see Notes 1 and 17).

SJI and SJG did not issue or retire any other long-term debt during the six months ended June 30, 2018.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's accumulated other comprehensive loss (AOCL) for the three and six months ended June 30, 2018 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at April 1, 2018 (a)	$(36,262)	$(387)	$(10)	$(97)	$(36,756)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	8	—	—	8
Net current period other comprehensive income	—	8	—	—	8
Balance at June 30, 2018 (a)	$(36,262)	$(379)	$(10)	$(97)	$(36,748)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2018 (a)	$(36,262)	$(396)	$(10)	$(97)	$(36,765)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	17	—	—	17
Net current period other comprehensive income	—	17	—	—	17
Balance at June 30, 2018 (a)	$(36,262)	$(379)	$(10)	$(97)	$(36,748)

(a) Determined using a combined average statutory tax rate of 25%.
(b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three and six months ended June 30, 2018 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$12	$24	Interest Charges
Income Taxes	(4)	(7)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$8	$17

(a) Determined using a combined average statutory tax rate of 25%.

The following table summarizes the changes in SJG's AOCL for the three and six months ended June 30, 2018 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at April 1, 2018 (a)	$(25,507)	$(481)	$(25,988)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	8	8
Net current period other comprehensive income	—	8	8
Balance at June 30, 2018 (a)	$(25,507)	$(473)	$(25,980)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2018 (a)	$(25,507)	$(490)	$(25,997)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	17	17
Net current period other comprehensive income (loss)	—	17	17
Balance at June 30, 2018 (a)	$(25,507)	$(473)	$(25,980)

(a) Determined using a combined average statutory tax rate of 25%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three and six months ended June 30, 2018 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Statements of Income
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	$24	Interest Charges
Income Taxes	(4)	(7)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$8	$17

(a) Determined using a combined average statutory tax rate of 25%.

16.	REVENUE:

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
SJRG currently has eleven fuel supply management contracts where SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. Natural gas is sold to the merchant generator daily based on their needs, with payment made either weekly or biweekly depending on the contract. Revenue is currently being recognized over time based upon volumes delivered (i.e. unit of output) coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.

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
Marina has several wholly-owned solar projects that earn revenue based on electricity generated. The customer pays monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kwh's of energy are generated (i.e. unit of output), which is when revenue is recognized. As disclosed in Note 1, solar assets are in the process of being sold to a third party; however, as of June 30, 2018, all solar assets were still owned by Marina.

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
The customer is billed based on a contracted amount of SREC's to be sold, with the price based on the market price of the SRECs at the time of generation. This does not represent variable consideration as the price is known and established at the time of generation and delivery to the customer. The performance obligation is satisfied at the point in time the SREC is delivered to the customer, which is when revenue is recognized. Payment terms are approximately 10 days subsequent to delivery. As disclosed in Note 1, SJI has entered into an agreement to sell SREC's generated to a third party.

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
SJI revenues from contracts with customers totaled $201.9 million and $645.8 million for the three and six months ended June 30, 2018, respectively. SJG revenues from contracts with customers totaled $64.1 million and $258.0 million for the three and six months ended June 30, 2018, respectively. The SJG balance is a part of the gas utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the gas utility operations at SJG, and (b) both utility and nonutility revenue from derivative contracts at the gas utility operations, wholesale energy, retail gas and retail electric operating segments.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three and six months ended June 30, 2018 (in thousands):

Three Months Ended June 30, 2018
	Gas Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$43,982	$—	$—	$6,391	$—	$451	$—	$50,824
Commercial & Industrial	18,563	76,376	15,121	22,430	24,734	—	(7,705)	149,519
OSS & Capacity Release	972	—	—	—	—	—	—	972
Other	539	—	—	—	—	—	—	539
	$64,056	$76,376	$15,121	$28,821	$24,734	$451	$(7,705)	$201,854
Product Line:
Gas	$64,056	$76,376	$15,121	$—	$—	$—	$(1,914)	$153,639
Electric		—	—	28,821	—	—	(2,012)	26,809
Solar		—	—	—	15,905	—	(3,779)	12,126
CHP		—	—	—	7,161	—	—	7,161
Landfills		—	—	—	1,668	—	—	1,668
Other		—	—	—	—	451	—	451
	$64,056	$76,376	$15,121	$28,821	$24,734	$451	$(7,705)	$201,854

Six Months Ended June 30, 2018
	Gas Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$191,244	$—	$—	$14,487	$—	$971	$—	$206,702
Commercial & Industrial	59,368	250,222	48,367	44,380	45,891	—	(16,475)	431,753
OSS & Capacity Release	6,176	—	—	—	—	—	—	6,176
Other	1,202	—	—	—	—	—	—	1,202
	$257,990	$250,222	$48,367	$58,867	$45,891	$971	$(16,475)	$645,833
Product Line:
Gas	$257,990	$250,222	$48,367	$—	$—	$—	$(6,488)	$550,091
Electric		—	—	58,867	—	—	(3,680)	55,187
Solar		—	—	—	27,741	—	(6,307)	21,434
CHP		—	—	—	15,014	—	—	15,014
Landfills		—	—	—	3,136	—	—	3,136
Other		—	—	—	—	971	—	971
	$257,990	$250,222	$48,367	$58,867	$45,891	$971	$(16,475)	$645,833

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/18	$202,379	$73,377
Ending balance as of 6/30/18	196,601	24,464
Increase (Decrease)	$(5,778)	$(48,913)
SJG:
Beginning balance as of 1/1/18	$78,571	$54,980
Ending balance as of 6/30/18	95,420	9,721
Increase (Decrease)	$16,849	$(45,259)

(1) Included in Accounts Receivable in the condensed consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers.

(2) Included in Unbilled Revenues in the condensed consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional. The change in unbilled revenues for the six months ended June 30, 2018 is due primarily to the timing difference between SJI and SJG delivering the commodity to the customer and the customer actually receiving the bill for payment.

17.	SUBSEQUENT EVENTS:

In October 2017, the Company entered into two separate definitive asset purchase agreements with Pivotal Utility Holding, Inc. to acquire the assets and assume certain liabilities of New Jersey-based ETG and Maryland-based ELK, (collectively, the "Acquisition"). Pursuant to the terms of the asset purchase agreements, the Company agreed to acquire ETG and ELK for a total aggregate purchase price equal to $1.7 billion in cash, consisting of $1.69 billion for ETG and $10.0 million for ELK, in each case, subject to certain customary working capital adjustments upon the close of the Acquisition. The Company received all necessary approvals, and on July 1, 2018, the Company completed the Acquisition. The Company paid the respective purchase prices noted above for ETG and ELK on July 1, 2018, plus an adjustment for the net working capital of each business. Also, as part of the Acquisition, the Company was required by the BPU to provide the customers of ETG and ELK with an approximately $15.3 million rate credit within ninety days of closing.

Beginning with SJI's Quarterly Report on Form 10-Q for the three and nine months ending September 30, 2018, SJI will report on a consolidated basis representing the combined operations of ETG and ELK, along with current wholly-owned subsidiaries of SJI. Because SJI was deemed the accounting acquirer in this combination under GAAP, the historical financial statements of ETG and ELK will be reflected in SJI's future quarterly and annual reports. Due to the close proximity in timing of the Acquisition and SJI's filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, the valuation report is not yet available, and the initial accounting for the business combination is incomplete; therefore, the Company is unable to disclose certain information required by ASC 805 "Business Combinations." The Company plans to provide preliminary purchase price allocation information in SJI's Quarterly Report on Form 10-Q for the three and nine months ending September 30, 2018.

In July 2018, Standard & Poor's (S&P) downgraded SJI and SJG, from BBB+ with a negative outlook to BBB with a stable outlook. S&P had revised the outlook for both SJI and SJG from stable to negative after the announcement of the Acquisition in October 2017.

In July 2018, as part of the agreement for Marina to sell its solar assets to a third party (see Note 1), Marina received a cash payment of $62.5 million for the sale of certain SRECs.

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ seeking payment for damages to the state’s natural resources. SJG and its predecessors previously operated a former manufactured gas plant on a portion of the property, which is currently being remediated by the Company with a licensed site remediation professional and funded via SJG’s remediation adjustment clause. Since the filing of the civil complaint is so recent, the Company can provide no assessment of the claim or assurance regarding its outcome.

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

•	SJG - This section describes the financial condition and results of operations of SJG, a wholly-owned subsidiary of SJI Utilities, Inc, which comprises the gas utility operations segment.

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

Operating Segments:

SJI operates in several different reportable operating segments. These segments are as follows:

•
Gas utility operations (SJIU, consisting of SJG) consist primarily of natural gas distribution to residential, commercial and industrial customers. The result of SJG are only included in this operating segment.

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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended June 30, 2018 decreased $86.2 million to a net loss of $93.8 million compared with the same period in 2017. The significant drivers for the overall change were as follows:

•
The net income contribution from on-site energy production at Marina for the three months ended June 30, 2018 decreased $78.9 million to a net loss of $78.0 million, primarily due to $74.2 million (after-tax) of impairment charges taken on solar generating facilities in the second quarter of 2018, which were primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets (see Note 1 to the condensed consolidated financial statements). Also contributing were consulting and legal costs incurred as a result of the expected sale of Marina's solar assets to a third-party buyer.

•
SJI recorded $13.5 million (after-tax) of expenses related to costs incurred in connection with the acquisition of the assets of Elizabethtown Gas and Elkton Gas (collectively, the "Acquisition"), which closed July 1, 2018; see Notes 1 and 17 to the condensed consolidated financial statements. These expenses included consulting and legal charges, along with fees and interest on loans to fund the acquisition. These costs are recorded in the Corporate & Services segment.

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2018 increased $3.5 million to a net loss of $7.8 million compared with the same period in 2017, primarily due to the following:

◦	$5.8 million increase resulting from an unfavorable legal settlement that occurred during the second quarter of 2017, which SJRG did not incur in 2018.

◦
$3.1 million decrease due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below. This change was also impacted by Tax Reform.

•
The net income contribution from the retail gas and electric operations at SJE for the three months ended June 30, 2018 increased $2.2 million to $2.0 million compared with the same period in 2017, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below, along with the impact of Tax Reform, as discussed in Note 1 to the condensed consolidated financial statements.

SJI's net income for the six months ended June 30, 2018 decreased $12.6 million to $17.4 million compared with the same period in 2017. The significant drivers for the overall change were as follows:

•
The net income contribution from on-site energy production at Marina for the six months ended June 30, 2018 decreased $77.7 million to a net loss of $81.1 million, primarily due to $74.2 million (after-tax) of impairment charges taken on solar generating facilities in the second quarter of 2018, which were primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets (see Note 1 to the condensed consolidated financial statements). Also contributing were consulting and legal costs incurred as a result of the expected sale of Marina's solar assets to a third-party buyer.

•
SJI recorded $20.4 million (after-tax) of expenses related to costs incurred in connection with the acquisition of the assets of Elizabethtown Gas and Elkton Gas (collectively, the "Acquisition"), which closed July 1, 2018; see Notes 1 and 17 to the condensed consolidated financial statements. These expenses included consulting and legal charges, along with fees and interest on loans to fund the acquisition. These costs are recorded in the Corporate & Services segment.

•
The net income contribution from the retail gas and electric operations at SJE for the six months ended June 30, 2018 decreased $2.1 million to a net loss of $2.1 million, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy

Group" below, along with the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Also contributing was a lower tax benefit on SJE's net loss as a result of Tax Reform.

•	The net income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2018 increased $68.5 million to $48.8 million primarily due to the following:

◦
$27.7 million increase primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018, as discussed under "Gross Margin - Energy Group" below. Also contributing was the impact of the Tax Reform, as discussed in Note 1 to the condensed consolidated financial statements.

◦
$25.4 million increase due to lower legal fees, reserves and interest recorded on a pricing dispute between SJI and a gas supplier during the first half of 2018 versus 2017 (see Note 11 to the condensed consolidated financial statements).

◦
$9.6 million increase due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below. This change was also impacted by Tax Reform.

◦	$5.8 million increase resulting from an unfavorable legal settlement that occurred during the second quarter of 2017, which SJRG did not incur in 2018.

•
The net income contribution from gas utility operations at SJG for the six months ended June 30, 2018 increased $19.6 million to $68.3 million, primarily due to the base rate case settlement, the roll-in of investments for infrastructure replacement and improvement, along with customer growth.

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

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (ii) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; (iii) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period, along with other events that management believes make period to period comparisons of SJI's operations difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings:

•
For the three and six months ended June 30, 2018, Economic Earnings excludes approximately $99.2 million (pre-tax) of impairment charges recorded on solar generating facilities, which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets. See Note 1 to the condensed consolidated financial statements.

•
For the three and six months ended June 30, 2018, Economic Earnings excludes various costs related to the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas, along with various costs related to a series of agreements whereby Marina will sell its portfolio of solar energy assets to a third-party buyer. See Note 1 to the condensed consolidated financial statements.

•
For the three and six months ended June 30, 2017, Economic Earnings excludes the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred, along with the realized difference in the market value of the commodity (including financial hedges). Economic Earnings also excludes the impact of a 2017 settlement of a legal claim stemming from a dispute related to a three-year capacity management contract with a counterparty, including legal fees incurred.

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

•
For the six months ended June 30, 2017, Economic Earnings excludes an approximately $0.3 million pre-tax charge incurred related to an impairment charge due to a reduction in the expected cash flows to be received from a solar generating facility, for which the economic impact will not be realized until a future period. See Note 1 to the condensed consolidated financial statements. An impairment charge was also recorded in 2012 within Income from Continuing Operations on a separate solar generating facility which reduced its depreciable basis and recurring depreciation expense, and this was also excluded from Economic Earnings.

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

Economic Earnings for the three months ended June 30, 2018 increased $1.0 million to $5.5 million compared with the same period in 2017. The main driver for the overall change was the impact of Tax Reform, as Economic Earnings on a pre-tax basis for the three months ended June 30, 2018 compared with the same period in 2017 did not represent a significant change.

Economic Earnings for the six months ended June 30, 2018 increased $43.9 million to $105.9 million compared with the same period in 2017. The significant drivers for the overall change were as follows:

•
The income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2018 increased $27.7 million to $36.8 million, primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018, as discussed under "Gross Margin - Energy Group" below. Also contributing was the impact of the Tax Reform, as discussed in Note 1 to the condensed consolidated financial statements.

•
The income contribution from gas utility operations at SJG for the six months ended June 30, 2018 increased $19.6 million to $68.3 million, primarily due to the base rate case settlement, the roll-in of investments for infrastructure replacement and improvement, along with customer growth.

•
The income contribution from the retail gas and electric operations at SJE for the six months ended June 30, 2018 decreased $1.8 million to a net loss of $0.8 million primarily due to the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Also contributing was a lower tax benefit on SJE's net loss as a result of Tax Reform.

The following table presents a reconciliation of SJI's income/(loss) from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Loss) Income from Continuing Operations	$(93,793)	$(7,612)	$17,513	$30,135
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	5,697	8,336	(19,493)	(5,573)
Realized Losses on Inventory Injection Hedges	—	—	—	332
Unrealized Loss on Property, Plant and Equipment (A)	99,233	—	99,233	256
Net Losses from Legal Proceedings (B)	1,661	11,620	3,006	55,607
Acquisition/Sale Costs (C)	26,246	—	35,523	—
Other (D)	—	(46)	—	2,305
Income Taxes (E)	(33,555)	(7,821)	(29,875)	(21,028)
Economic Earnings	$5,489	$4,477	$105,907	$62,034

Earnings per Share from Continuing Operations	$(1.12)	$(0.10)	$0.21	$0.38
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	0.07	0.11	(0.23)	(0.07)
Unrealized Loss on Property, Plant and Equipment (A)	1.18	—	1.20	—
Net Losses from Legal Proceedings (B)	0.02	0.14	0.04	0.70
Acquisition/Sale Costs (C)	0.31	—	0.43	—
Other (D)	—	—	—	0.03
Income Taxes (E)	(0.39)	(0.09)	(0.36)	(0.26)
Economic Earnings per Share	$0.07	$0.06	$1.29	$0.78

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (gains (losses) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Losses) Gains on Energy Related Commodity Contracts	$(6,178)	$(7,855)	$17,175	$6,832
Gains (Losses) on Interest Rate Contracts	620	(379)	2,248	(1,384)
Total before income taxes	(5,558)	(8,234)	19,423	5,448
Unrealized mark-to-market (losses) gains on derivatives held by affiliated companies, before taxes	(139)	(102)	70	125
Total unrealized mark-to-market (losses) gains on derivatives	(5,697)	(8,336)	19,493	5,573
Realized Losses on Inventory Injection Hedges	—	—		(332)
Unrealized Loss on Property, Plant and Equipment (A)	(99,233)	—	(99,233)	(256)
Net Losses from Legal Proceedings (B)	(1,661)	(11,620)	(3,006)	(55,607)
Acquisition/Sale Costs (C)	(26,246)	—	(35,523)	—
Other (D)	—	46	—	(2,305)
Income Taxes (E)	33,555	7,821	29,875	21,028
Total reconciling items between income (losses) from continuing operations and economic earnings	$(99,282)	$(12,089)	$(88,394)	$(31,899)

(A) Represents impairment charges taken on solar generating facilities in 2018, which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, and in 2017, which was primarily driven by declining market conditions at that time, specifically market prices of solar renewable energy credits (SRECs). See Note 1 to the condensed consolidated financial statements.

(B) Represents net losses, including interest, legal fees, and the realized difference in the market value of the commodity (including financial hedges), resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014. Also represents, for the six months ended June 30, 2017, a charge, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract (see Note 11 to the condensed consolidated financial statements). Since the net losses relate to purchase transactions that primarily occurred in prior periods, these amounts are excluded from Economic Earnings.

(C) Represents costs incurred in connection with the acquisition of the assets of Elizabethtown Gas and Elkton Gas. Also represents costs incurred to enter into series of agreements whereby Marina will sell its portfolio of solar energy assets to a third-party buyer. See Note 1 to the condensed consolidated financial statements.

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

(E) Determined using a combined average statutory tax rate of approximately 25% and 40% for 2018 and 2017, respectively.

Gas Utility Operations:

The following tables summarize the composition of gas utility operations operating revenues and margin for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Utility Operating Revenues:
Firm Sales -
Residential	$42,184	$35,498	182,938	$150,090
Commercial	10,478	11,000	39,227	36,640
Industrial	613	669	2,770	2,489
Cogeneration & Electric Generation	1,750	675	3,049	1,462
Firm Transportation -
Residential	1,798	1,828	8,306	8,033
Commercial	6,063	5,379	22,535	18,164
Industrial	5,687	4,652	12,049	9,462
Cogeneration & Electric Generation	1,014	1,054	2,350	2,234

Total Firm Revenues	69,587	60,755	273,224	228,574

Interruptible Sales	8	22	123	22
Interruptible Transportation	256	193	578	432
Off-System Sales	4,600	20,421	32,185	47,199
Capacity Release	2,075	1,537	4,649	3,280
Other	275	323	501	558
	76,801	83,251	311,260	280,065
Less: Intercompany Sales	(1,198)	(1,313)	(3,889)	(2,358)
Total Utility Operating Revenues	75,603	81,938	307,371	277,707
Less:
Cost of Sales - Utility	19,379	33,644	109,187	106,068
Less: Intercompany Cost of Sales	(1,198)	(1,313)	(3,889)	(2,358)
Total Cost of Sales - Utility (Excluding depreciation)	18,181	32,331	105,298	103,710
Conservation Recoveries*	3,288	1,246	8,964	3,794
RAC Recoveries*	4,086	2,500	8,172	5,001
EET Recoveries*	465	302	977	686
Revenue Taxes	179	195	545	634
Utility Margin**	$49,404	$45,364	$183,415	$163,882

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Utility Margin:
Residential	$32,744	$24,054	$128,807	$97,500
Commercial and Industrial	16,512	12,825	52,155	39,657
Cogeneration and Electric Generation	1,196	1,093	2,191	2,221
Interruptible	(102)	33	27	37
Off-System Sales & Capacity Release	608	676	2,543	2,632
Other Revenues	817	615	1,043	849
Margin Before Weather Normalization & Decoupling	51,775	39,296	186,766	142,896
CIP Mechanism	(3,145)	5,166	(4,905)	19,141
EET Mechanism	774	902	1,554	1,845
Utility Margin**	$49,404	$45,364	$183,415	$163,882

Degree Days:	535	427	2,961	2,584

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - Gas Utility Operations - Revenues from the gas utility operations at SJG decreased $6.5 million, or 7.7%, for the three months ended June 30, 2018 compared with the same period in 2017. Excluding intercompany transactions, revenues decreased $6.3 million, or 7.7%, for the three months ended June 30, 2018 compared with the same period in 2017.

Revenues from the gas utility operations at SJG increased $31.2 million, or 11.1%, for the six months ended June 30, 2018 compared with the same period in 2017. Excluding intercompany transactions, revenues increased $29.7 million, or 10.7%, for the six months ended June 30, 2018 compared with the same period in 2017.

The main driver for the increased revenue was higher firm sales. Total firm revenue increased $8.8 million, or 14.5%, and $44.7 million, or 19.5%, for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017 as a result of colder weather and additional customers. Additionally, firm sales increased due to base rate increases related to the settlement of SJG's base rate case, effective November 1, 2017, as discussed in Note 7 to the condensed consolidated financial statements. While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Partially offsetting these increases was the impact of Off-System Sales (OSS) volume, discussed under "Throughput - Gas Utility Operations" below, which resulted in corresponding decreases of $15.8 million, or 77.5%, and $15.0 million, or 31.8%, in OSS revenues for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

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

Total Utility Margin increased $4.0 million, or 8.9%, and $19.5 million, or 11.9%, for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017 primarily due to the base rate case settlement and the roll-in of Storm Hardening and Reliability Program (SHARP) and Accelerated Infrastructure Replacement Program II (AIRP II) investments, partially offset by the deferral of excess taxes billed which will be returned to ratepayers (see Note 7 to the condensed consolidated financial statements). The rolling into base rates of infrastructure and system improvements and the related expenses, effective November 1, 2017, contributed approximately $29.0 million of additional Utility Margin in 2018 and the rolling into base rates of SHARP and AIRP II investments contributed approximately $5.6 million of additional Utility Margin in 2018. Margin was reduced by $2.9 million and $15.7 million for the three and six months ended June 30, 2018, respectively, due to the deferral of the excess taxes, with a corresponding decrease in tax expense.

The Conservation Incentive Program (CIP) tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism reduced Utility Margin by $3.1 million, or $1.7 million after taxes, for the three months ended June 30, 2018, primarily due to variation in customer usage and weather that was 25.5% colder than the same period in 2017. For the six months ended June 30, 2018, the CIP mechanism reduced Utility Margin by $4.9 million, or $3.0 million after taxes, primarily due to variation in customer usage and weather that was 14.6% colder than normal.

Nonutility:

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, decreased $7.9 million, or 5.7%, to $130.9 million, and increased $52.2 million, or 14.9%, to $402.3 million, for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, decreased $9.2 million to $67.0 million for the three months ended June 30, 2018 compared with the same period in 2017. This decrease was primarily due to two electric generation customers being offline for a portion of the quarter due to planned maintenance, partially offset with revenues earned on gas supply contracts another electric generation facilities that began operating in 2018. Also contributing to the overall comparative period decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $2.9 million for the three months ended June 30, 2018 compared with the same period in 2017.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $53.5 million to $256.9 million for the six months ended June 30, 2018 compared with the same period in 2017. This increase was primarily due to an overall increase in sales due to cold weather experienced in the first quarter of 2018, along with revenues earned on gas supply contracts with electric generation facilities, including one that began operating in 2018 and another which began operating in the second quarter of 2017. These were partially offset by the customers that were offline for a portion of the current quarter as mentioned above. Also contributing to the overall comparative period increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $10.7 million for the six months ended June 30, 2018 compared with the same period in 2017.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $1.4 million, or 6.7%, to $22.7 million for the three months ended June 30, 2018 compared with the same period in 2017, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings, as defined above, and represented a total increase of $3.1 million for the three months ended June 30, 2018 compared with the same period in 2017. Partially offsetting this was a 12.2% decrease in the average monthly New York Mercantile Exchange (NYMEX) settle price.

Revenues from retail gas operations at SJE, net of intercompany transactions, increased $4.0 million, or 6.9%, to $61.3 million for the six months ended June 30, 2018 compared with the same period in 2017, primarily due to an increase in sales volumes due to cold weather experienced during the first quarter of 2018. Partially offsetting this was a 10.8% decrease in the average monthly NYMEX settle price, along with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings, as defined above, and represented a total decrease $0.9 million compared to the prior year period.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $0.1 million, or 0.3%, to $41.2 million and $5.3 million, or 5.9%, to $84.0 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to lower sales volumes resulting from the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Partially offsetting this decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $1.5 million and $0.6 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017.

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

Operating Revenues - Energy Services -  Combined revenues for Energy Services, net of intercompany transactions, decreased $2.8 million, or 11.7%, to $20.8 million and $2.7 million, or 6.5%, to $39.6 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017.
Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $1.2 million, or 5.7%, to $20.4 million and $0.1 million, or 0.2%, to $38.6 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to lower prices on SREC's compared to the prior year periods, partially offset by increased production at the thermal facility. Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, decreased $1.4 million, or 11.0%, to $11.5 million, and $1.2 million, or 5.4% to $20.4 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017.

SRECs represent the renewable energy attribute of the solar electricity generated that can be sold to customers. Marina does not recognize revenue, or the related margin, until the SREC is certified and transferred to the customer’s electronic account. Customers may purchase SRECs to comply with solar requirements under various state renewable energy regulations. Approximately 74% of Marina’s 2018 solar production is in New Jersey, 9% is in Massachusetts, 14% is in Maryland, and 3% is in Vermont.

Installed capacity was 204 MW and 201 MW at June 30, 2018 and 2017, respectively.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $1.5 million, or 77.2%, to $0.5 million and $2.7 million, or 73.3%, to $1.0 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017 primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the condensed consolidated financial statements).

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

Gross margin for our nonutility business totaled $24.1 million and $118.3 million for the three and six ended June 30, 2018, respectively. Gross margin is broken out between Energy Group and Energy Services, which are defined as categories of segments in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group - Combined gross margins for Energy Group increased $9.9 million to a loss of $1.4 million and $90.4 million to $74.8 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. These changes were primarily due to the following:

•
Gross margin from the wholesale energy operations at SJRG increased $6.8 million to a loss of $7.5 million for the three months ended June 30, 2018 compared with the same period in 2017, primarily due to:

◦	$9.5 million increase due to an unfavorable settlement of a legal dispute that occurred in the second quarter of 2017, which SJRG did not incur in 2018.

◦	$2.9 million decrease resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings.

•	Gross margin from the wholesale energy operations at SJRG increased $93.0 million to $71.5 million for the six months ended June 30, 2018 compared with the same period in 2017, primarily due to:

◦
$40.6 million charge from prior year recorded on a pricing dispute between SJI and a gas supplier during the first quarter of 2018 versus 2017 (see Note 11 to the condensed consolidated financial statements).

◦	$10.7 million increase resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings.

◦	$9.5 million increase due to an unfavorable settlement of a legal dispute that occurred in the second quarter of 2017, which SJRG did not incur in 2018.

◦
The remaining $32.2 million increase is primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of June 30, 2018, the wholesale energy operations had 8.4 Bcf of storage and 556,982 dts/day of transportation under contract.

•
Gross margin from SJE’s retail gas and other operations increased $3.2 million to $4.0 million for the three months ended June 30, 2018 compared with the same period in 2017. This was primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $3.1 million.

•
Gross margin from SJE’s retail gas and other operations decreased $0.9 million to $0.6 million for the six months ended June 30, 2018 compared with the same period in 2017. This was primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.9 million.

•
Gross margin from SJE’s retail electric operations decreased $0.1 million to $2.1 million and $1.6 million to $2.7 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to lower sales volumes resulting from the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Partially offsetting this decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $1.5 million and $0.6 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017.

Gross Margin - Energy Services - Combined gross margins for Energy Services decreased $0.9 million to $25.5 million and $1.4 million to $43.5 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina decreased $0.4 million to $25.1 million and $0.7 million to $42.5 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, which did not represent a significant change.

•
Gross margin from appliance service operations at SJESP decreased $0.5 million to $0.5 million and $0.7 million to $1.0 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the condensed consolidated financial statements).

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2018 vs. 2017	Six Months Ended June 30, 2018 vs. 2017
Gas Utility Operations	$4,813	$10,008
Nonutility:
Energy Group:
Wholesale Energy Operations	(965)	(1,760)
Retail Gas and Other Operations	(2)	235
Retail Electric Operations	20	(114)
Subtotal Energy Group	(947)	(1,639)
Energy Services:
On-Site Energy Production	7,145	7,024
Appliance Service Operations	(777)	(1,542)
Subtotal Energy Services	6,368	5,482
Total Nonutility	5,421	3,843
Corporate & Services and Intercompany Eliminations	10,477	15,456
Total Operations Expense	$20,711	$29,307

Operations - Gas utility operations expense increased $4.8 million and $10.0 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The increase primarily resulted from the operation of SJG’s New Jersey Clean Energy Program and Energy Efficiency Programs which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenue during the three and six months ended June 30, 2018, compared with the same period in the prior year. This was due to higher recoveries resulting from colder weather in the first quarter of 2018. In addition, the increase in operations expense was due to higher expenses in various areas, including those associated with corporate support, governance and compliance costs, along with increases in the reserve for uncollectibles as a result of higher customer accounts receivable balances.

Nonutility operations expense increased $5.4 million and $3.8 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to costs incurred at the on-site energy production segment to enter into a series of agreements whereby Marina will sell its portfolio of solar energy assets to a third-party buyer (see Note 1 to the condensed consolidated financial statements). These were partially offset with lower legal fees incurred at the wholesale energy operations at SJRG from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements), along with a reduction at the appliance service operations at SJESP due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017.

The Corporate & Services segment had a $10.5 million and $15.5 million increase in total operations expense for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to consulting and legal charges incurred on the agreement to acquire the assets of Elizabethtown Gas and Elkton Gas (see Note 1 to the condensed consolidated financial statements). This is partially offset by intercompany eliminations.

Impairment Charges - Marina incurred approximately $99.2 million of non-cash impairment charges taken at the on-site energy production segment on solar generating facilities in the second quarter of 2018, which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets (see Note 1 to the condensed consolidated financial statements).

Maintenance - Maintenance expense increased $2.1 million and $4.0 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to increased maintenance of services activity and higher levels of Remediation Adjustment Clause (RAC) amortization. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation - Depreciation increased $0.2 million and $0.6 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG, partially offset by reduced depreciation expense at Marina due to impairment charges taken on several long-lived assets in the second half of 2017 as disclosed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, was not significant.

Other Income and Expense - Other income decreased $0.2 million and $1.9 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The three month comparative period decrease did not represent a significant change. The six month comparative period decrease was primarily due to a gain recorded on a sale of real estate during the first quarter of 2017 that did not recur in 2018.

Interest Charges – Interest charges increased $8.6 million and $5.8 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG, including financing for the acquisitions of Elizabethtown Gas and Elkton Gas (see Note 14 to the condensed consolidated financial statements).

Income Taxes – Income tax benefit increased $26.4 million for the three months ended June 30, 2018, compared with the same period in 2017, primarily due to a higher loss before income taxes compared to the prior year period, partially offset by the impact of Tax Reform, which became effective January 1, 2018. Income tax expense decreased $11.9 million for the six months ended June 30, 2018, compared with the same period in 2017, primarily due to lower income before income taxes compared to the prior year period, along with the impact of Tax Reform.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies increased $1.3 million for the three months ended June 30, 2018 compared with the same period in 2017, primarily due to higher earnings at PennEast Pipeline Company, LLC (PennEast), of which Midstream has a 20% investment. Equity in earnings of affiliated companies decreased $0.7 million for the six months ended June 30, 2018 compared with the same period in 2017, primarily due to an adjustment recorded in 2017 to capitalize AFUDC at PennEast, partially offset with higher earnings in 2018 at PennEast.

Discontinued Operations — The results are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge and other regulatory clauses, and environmental remediation expenditures through the Remediation Adjustment Clause (RAC); working capital needs of SJI's energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; amounts needed to fund acquisitions; and the amounts and timing of dividend payments.

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $152.8 million and $123.7 million in the first six months of 2018 and 2017, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first six months of 2018 produced more net cash than the same period in 2017, primarily due to higher margins and increased collections on daily energy trading activities at SJRG driven in part by cold weather experienced in the first quarter of 2018, along with the SJG base rate case settlement and customer growth. In addition, SJI did not make a pension payment in 2018, but did make a $10.0 million contribution in the first quarter of 2017. These benefits were partially offset by the impacts of Tax Reform at SJG which resulted in lower collections from customers as well as higher costs experienced for environmental remediation, compared to prior year.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first six months of 2018 and 2017 amounted to $131.9 million and $162.9 million, respectively. We estimate the net cash outflows for investing activities for fiscal years 2018, 2019 and 2020 at SJI to be approximately $305.5 million, $427.3 million and $292.3 million, respectively. The high level of investing activities for 2018, 2019 and 2020 is due to a combination of the accelerated infrastructure investment programs and a major pipeline project to support an electric generation facility, both at SJG. Also contributing to the high level of investing activities are projected SJI Midstream investments, net of projected returns, in 2018 through 2020. SJI expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt. Expected future expenditures related to the Acquisition are not included in the future investing activities noted above.

During the first six months of 2018 and 2017, SJI made net investments in unconsolidated affiliates of $6.4 million and $19.2 million, respectively.

During the first six months of 2017, SJI received approximately $3.1 million related to the sale of real estate. SJI recognized an after-tax gain on this sale of approximately $1.7 million.

During the first six months of 2017, SJI received $3.0 million of proceeds from a third party to pay down a portion of its outstanding note balance.

During the first six months of 2017, SJI made an incremental $7.5 million payment to fund company-owned life insurance.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2018 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:

Syndicated Revolving Credit Facility	$400,000	$216,100	(A)	$183,900	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	266,100		183,900

SJG:

Commercial Paper Program/Revolving Credit Facility	200,000	77,200	(B)	122,800	August 2022
Uncommitted Bank Line	10,000	—		10,000	August 2018 (C)

Total SJG	210,000	77,200		132,800

Total	$660,000	$343,300		$316,700

(A) Includes letters of credit outstanding in the amount of $6.1 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

(C) SJG expects to renew this facility prior to expiration.

On June 26, 2018, the Acquisition company used to acquire the assets of ETG and ELK entered into a $200.0 million, two-year revolving credit agreement with several lenders. This facility is available to be used by ETG and ELK (the Borrowers) post-acquisition to provide daily liquidity. Neither SJI nor SJG may borrow underneath this facility; as a result, this amount is not included in the table above as of June 30, 2018. At the election of the Borrowers, the term loans will bear interest at a variable base rate or a variable London Interbank Offered Rate (“LIBOR”). The revolving credit agreement provides for the extension of credit to the Borrowers by the lenders thereunder in a total aggregate amount of $200.0 million. This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. There were no borrowings under this facility as of June 30, 2018.

The SJG facilities are restricted as to use and availability specifically to SJG; however, if necessary the SJI facilities can also be used to support SJG’s liquidity needs. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreements), measured on a quarterly basis. SJI and SJG were in compliance with these covenants as of June 30, 2018. Borrowings under these credit facilities are at market rates. SJI's weighted average interest rate on these borrowings (which includes SJG), which changes daily, was 2.90% and 2.21% at June 30, 2018 and 2017, respectively. SJG did not have any outstanding borrowings at June 30, 2018 under the credit facility; however, SJG did have $77.2 million outstanding under the commercial paper program. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.33% and 1.36% at June 30, 2018 and June 30, 2017, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG), not including letters of credit, during the six months ended June 30, 2018 and 2017 were $201.6 million and $272.4 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2018 and 2017 were $397.3 million and $354.1 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the six months ended June 30, 2018 and 2017 were $49.3 million and $20.2 million, respectively. The maximum amount outstanding under its credit facilities during the six months ended June 30, 2018 and 2017 were $85.0 million and $110.1 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

The SJI and SJG principal credit facilities are provided by a syndicate of banks. In January 2018, the Note Purchase Agreements (NPA) for Senior Unsecured Notes issued by SJI, as well as the credit agreements with its syndicate of banks, were amended to reflect a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long term debt) for purposes of the covenant calculation. Further, in the event that SJI receives less than $500.0 million of net cash proceeds from the issuance of equity or equity-linked securities, that financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) increases to not more than 0.75 to 1, measured at the end of each fiscal quarter, for a period of one year following the closing of the acquisition of ETG and ELK. SJI and SJG were in compliance with this covenant as of June 30, 2018. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter.

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

In April 2018, SJI entered into a Note Purchase Agreement (NPA) that provides for the issuance by the Company of an aggregate of $250.0 million of senior unsecured notes. During the second quarter of 2018, the Company issued these senior unsecured notes as follows: (a) $90.0 million aggregate principal amount of 3.18% Senior Notes, Series 2018A, due April 2021; (b) $80.0 million aggregate principal amount of 3.82% Senior Notes, Series 2018B, due 2028; and (c) $80.0 million aggregate principal amount of 3.92% Senior Notes, Series 2018C, due 2030.

In April 2018, the Company completed the following public offerings, the net proceeds of which were used to fund a portion of the consideration paid for the assets of ETG and ELK (see Note 1 to the condensed consolidated financial statements):

•
SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing, including 1,652,542 shares pursuant to the underwriters’ option. The gross proceeds from these shares was $173.7 million, with net proceeds after deducting underwriting discounts and commissions of $167.7 million. The remaining 6,779,661 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares at the closing, and has not received proceeds as of June 30, 2018. SJI has an option to settle the forward sale agreement by delivering newly issued shares of SJI common stock and receive proceeds, subject to certain adjustments, from the sale of those shares, assuming one or more future physical settlements of the forward sale agreement, no later than April 2019. SJI may also choose to settle the forward sale contract with a cash payment, or multiple cash payments, no later than April 2019. In the event SJI elects to settle all or a portion of the forward sale contract with a cash payment, no additional shares of SJI common stock would be issued under the forward sale contract for the portions that were cash settled.

•
SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 15, April 15, July 15 and October 15 of each year (except that if such date is not a business day, contract adjustment payments will be payable on the following business day, without adjustment), commencing on July 15, 2018. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the aggregate amount of the contract adjustment payments due through April 15, 2021 was recorded as Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet, and will be amortized over the life of this instrument. This offering resulted in gross proceeds of approximately $287.5 million, with net proceeds after deducting underwriting discounts and commissions of $278.9 million. As of June 30, 2018, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

In the fourth quarter of 2017, SJI entered into a $2.6 billion syndicated, committed Bridge Facility to support its $1.7 billion bid for the assets of the Elizabethtown Gas Company and Elkton Gas Company. As a result of the equity and debt issuances entered into by the Company to fund the Acquisition as noted above, the Bridge Facility was terminated as of June 30, 2018.

On June 20, 2018, the Company issued an aggregate of $475.0 million of Floating Rate Senior Notes, Series 2018D, due 2019 on the one-year anniversary of the date of initial issuance. These notes will be repaid using the proceeds of the various contemplated asset sales or refinanced.

On June 26, 2018, the acquisition company used to acquire the assets of ETG entered into a $530.0 million, 364-day term loan credit agreement with several lenders. SJI guaranteed this facility until the closing of the acquisition. On June 28, 2018, the lenders funded the term loan facility. At the election of the Company, the term loans will bear interest at a variable base rate or a variable LIBOR. ETG intends to refinance this term facility during the third quarter of 2018 upon the attainment of a rating by either Standard & Poor's (S&P) or Moody's.

In July 2018, S&P downgraded SJI and SJG, from BBB+ with a negative outlook to BBB with a stable outlook. S&P had revised the outlook for both SJI and SJG from stable to negative after the announcement of the Acquisition in October 2017. Certain of SJI's and SJG's credit agreements are ratings-based so a downgrade could adversely impact the cost of future borrowings. The Company does not believe that the downgrade will negatively impact our ability to refinance any of our debt.

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

SJI’s capital structure was as follows:

	As of June 30, 2018	As of December 31, 2017
Equity	29.5%	43.7%
Long-Term Debt	62.9%	43.6%
Short-Term Debt	7.6%	12.7%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2018 and 2017 amounted to net cash outflows of $30.2 million and $23.8 million, respectively. Total net cash outflows for remediation projects are expected to be $53.2 million, $23.6 million and $33.4 million for 2018, 2019 and 2020, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2017, certain environmental costs are subject to recovery from ratepayers. Expected future environmental expenditures related to the acquisition of Elizabethtown Gas and Elkton Gas are not included in the future outflows noted above as those costs are still being evaluated.

Standby Letters of Credit - As of June 30, 2018, SJI provided $6.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

•
In order to pay for the Acquisition of ETG and ELK (see Note 1 to the condensed consolidated financial statements), SJI maintained $1.74 billion in an escrow account as of June 30, 2018. On July 1, 2018, the Company paid the purchase prices for ETG and ELK ($1.69 billion and $10.0 million, respectively), plus an adjustment for the net working capital of each business (see Note 17 to the condensed consolidated financial statements).

•
$1.59 billion increase in long-term debt (excluding unamortized debt issuance costs), which increased due to several SJI borrowings entered into to fund the acquisition of ETG and ELK, (see Note 14 to the condensed consolidated financial statements)

•	Approximately $110.4 million increase in construction obligations primarily due to vendor agreements at the gas utility operations at SJG due to new construction and environmental projects for 2018;

•
As part of the issuance of Equity and Corporate Units, the Company has a purchase contract obligating the holder of the units to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, a certain number of shares of common stock. See Note 4 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which SJI has either made guarantees, or has certain other interests or obligations.

As of June 30, 2018, SJI had issued $6.1 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

In April 2018, SJI entered into various agreements relating to public offerings. See "Liquidity and Capital Resources."

Notes Receivable-Affiliates - As of June 30, 2018, SJI had approximately $13.7 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy services projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Pending Litigation — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $20.6 million and $54.9 million, respectively, from the first quarter of 2017 through June 30, 2018. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, $20.6 million was recorded as both an Accounts Payable and a reduction of Regulatory Liabilities on the condensed consolidated balance sheets of both SJI and SJG as of June 30, 2018. Similarly, $54.9 million was associated with SJRG and was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of June 30, 2018, with charges of $0.9 million and $1.0 million to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI for the three and six months ended June 30, 2018, respectively. SJI also recorded $0.2 million and $0.4 million to Interest Charges on the condensed consolidated statements of income for the three and six months ended June 30, 2018, respectively. In April 2018, SJI filed an appeal of this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received and has created a reserve to reflect the differences between the invoices and paid amounts.

The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit. The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019. The matter is currently scheduled for a jury trial in May 2019. All legal reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the pricing dispute noted above, SJI has accrued approximately $3.1 million and $3.0 million related to all claims in the aggregate as of June 30, 2018 and December 31, 2017, respectively, of which SJG has accrued approximately $0.8 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ seeking payment for damages to the state’s natural resources. SJG and its predecessors previously operated a former manufactured gas plant on a portion of the property, which is currently being remediated by the Company with a licensed site remediation professional and funded via SJG’s remediation adjustment clause. Since the filing of the civil complaint is so recent, the Company can provide no assessment of the claim or assurance regarding its outcome.

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

The following table summarizes the composition of selected gas utility throughput for the three and six month periods ended June 30, (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	3,322	2,458	16,052	13,286
Commercial	911	710	3,620	3,218
Industrial	521	53	736	254
Cogeneration & Electric Generation	(35)	87	220	220
Firm Transportation -
Residential	198	178	1,027	1,021
Commercial	1,172	979	4,313	3,577
Industrial	2,363	2,579	5,338	5,633
Cogeneration & Electric Generation	1,158	1,543	2,179	2,705

Total Firm Throughput	9,610	8,587	33,485	29,914

Interruptible Sales	1	3	10	3
Interruptible Transportation	233	279	534	670
Off-System Sales	1,130	5,997	7,877	11,978
Capacity Release	23,551	13,571	41,580	34,669

Total Throughput - Utility	34,525	28,437	83,486	77,234

Throughput – Gas Utility Operations - Total gas throughput increased 6.1 MMdts and 6.3 MMdts for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to 10.0 MMdts and 6.9 MMdts increase in capacity release for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The increase in capacity release volume was primarily related to acquisition of additional pipeline capacity on the Tennessee pipeline system, which was not in service during the same periods in the prior year. The increase in capacity release volume was offset by 4.9 MMdts and 4.1 MMdts decrease in OSS volume for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to production area Off System Sales made for April through October 2017 which did not occur during 2018.

Total firm throughput increased 1.0 MMdts and 3.6 MMdts for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily as a result of colder weather and additional customers.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income Impact:
CIP – Weather Related	$(0.6)	$2.2	$0.3	$8.0
CIP – Usage Related	(1.1)	0.9	(3.3)	3.3
Total Net Income Impact	$(1.7)	$3.1	$(3.0)	$11.3

Weather Compared to 20-Year Average	193.7% Colder	23.9% Warmer	178.5% Colder	15.1% Warmer
Weather Compared to Prior Year	25.5% Colder	26.5% Warmer	14.6% Colder	7.6% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

	Three Months Ended June 30, 2018 vs. 2017	Six Months Ended June 30, 2018 vs. 2017
Operations	4,813	$10,008
Maintenance	2,140	$4,021
Depreciation	1,528	$3,177
Energy and Other Taxes	(374)	$(414)

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.5 million and $3.2 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to continuing investment in property, plant and equipment.

Energy and Other Taxes -The change in Energy and Other Taxes for the three and six months ended June 30, 2018 compared with the same period in 2017 was not significant.

Other Income and Expense - Other Income and Expense decreased $0.4 million and increased $1.0 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to proceeds from a corporate-owned life insurance policy and increases in the cash surrender value of policies.

Interest Charges – Interest charges increased $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017, primarily due to higher amounts of long-term debt outstanding.

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Changes for the three and six months ended June 30, 2018 were also impacted by Tax Reform.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $85.3 million and $75.5 million in the first six months of 2018 and 2017, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first six months of 2018 produced more net cash than the same period in 2017, primarily due to the base rate case settlement, customer growth and the lack of a pension payment in 2018. In the first quarter of 2017, SJG made an $8.0 million payment to fund its pension plans. These increases were partially offset by increased working capital used as a result of the impacts of Tax Reform, unusually cold temperatures during the first quarter causing an increase in the price of gas and the corresponding accounts receivable, and higher spending for environmental remediation.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2018, 2019 and 2020 to be approximately $267.8 million, $247.5 million and $262.4 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

SJI did not contribute any equity to SJG during the six months ended June 30, 2018. SJI contributed an equity infusion of $40.0 million to SJG during the six months ended June 30, 2017.

SJG’s capital structure was as follows:

	As of June 30, 2018	As of December 31, 2017
Common Equity	52.4%	51.3%
Long-Term Debt	43.6%	45.8%
Short-Term Debt	4.0%	2.9%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2018 and 2017 amounted to net cash outflows of $30.2 million and $23.1 million, respectively. Total net cash outflows for remediation projects are expected to be $52.9 million, $23.4 million and $33.3 million for 2018, 2019 and 2020, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2017, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of June 30, 2018, averaged $68.0 million annually and totaled $443.6 million over the contracts’ lives.  Approximately 22% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, except for an approximately $110.4 million increase in construction obligations primarily due to vendor agreements due to new construction and environmental projects for 2018.

Off-Balance Sheet Arrangements - SJG has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

South Jersey Industries, Inc.

Commodity Market Risks — Certain SJI subsidiaries, including SJG, are involved in buying, selling, transporting and storing natural gas, and buying and selling retail electricity, for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, SJI enters into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by SJI's Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized gains (losses) of $(6.2) million and $(7.9) million for the three months ended June 30, 2018 and 2017, respectively, and $17.2 million and $6.8 million for the six months ended June 30, 2018 and 2017, respectively, which are included with realized gains in Operating Revenues — Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2018 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$1,712	$96	$—	$1,808
Prices provided by other external sources	5,970	2,501	110	8,581
Prices based on internal models or other valuation methods	16,210	7,009	567	23,786

Total	$23,892	$9,606	$677	$34,175

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$1,529	$1,515	$63	$3,107
Prices provided by other external sources	4,337	1,356	—	5,693
Prices based on internal models or other valuation methods	4,932	371	122	5,425

Total	$10,798	$3,242	$185	$14,225

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 44.3 million decatherms (dts) with a weighted average settlement price of $2.90 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 56.9 million dts with a weighted average settlement price of $(0.51) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 30.9 million dts with a weighted average settlement price of $2.39 per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.4 million megawatt hours (mwh) with a weighted average settlement price of $32.61 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2018	$(4,836)
Contracts Settled During the Six Months Ended June 30, 2018, Net	11,245
Other Changes in Fair Value from Continuing and New Contracts, Net	13,541

Net Derivatives — Energy Related Assets, June 30, 2018	$19,950

On June 27, 2018, the Company, through Marina, entered into a series of agreements whereby Marina will sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina has agreed to sell the 76 distributed solar energy projects located at 143 sites across New Jersey, Maryland, Massachusetts and Vermont with total capacity of approximately 204 MW (the “Projects”). As a result of the Transaction, Marina will no longer generate SREC's on its own behalf.

The Company recorded an impairment loss within the on-site energy production segment of $99.2 million (pre-tax) in Operating Expenses during the three months ended June 30, 2018, to reduce the carrying amount of several assets to their fair market value. As of June 30, 2018, Marina had total net solar assets of $329.6 million, of which $277.3 million are located in New Jersey, $38.5 million are located in Massachusetts, $1.1 million are located in Maryland, and $12.7 million are located in Vermont.

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2018 was $1.64 billion and averaged $512.6 million during the first six months of 2018. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.8 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Given the timing of when certain borrowings occurred late in the second quarter, the year-to-date average is significantly lower than the actual amount of variable rate debt outstanding as of June 30, 2018. When calculated as of that date, a 1% increase in interest rates on our average variable-rate debt outstanding would result in a $12.2 million increase in our annual interest expense, net of tax. SJI intends to reduce variable rate debt outstanding as asset sale proceeds are received or if we exercise any of the forward shares (see Note 4 to the condensed consolidated financial statements). Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; and 2013 - 16 b.p. decrease. At June 30, 2018, our average interest rate on variable-rate debt was 2.89%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2018, the interest costs on $1.48 billion of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of June 30, 2018, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of June 30, 2018, SJI had approximately $10.0 million, or 29.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with three counterparties. One counterparty has contracts with a large number of diverse customers which minimizes the concentration of this risk. A portion of these contracts may be assigned to SJI in the event of default by the counterparty. The other two counterparties are investment grade rated.

As of June 30, 2018, SJRG had $59.0 million of Accounts Receivable under sales contracts. Of that total, 40% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2018 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$729	$—	$729
Prices Provided by Other External Sources (Basis)	—	—	—
Prices based on internal models or other valuable methods	5,997	—	5,997

Total	$6,726	$—	$6,726

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$276	$114	$390
Prices Provided by Other External Sources (Basis)	674	—	674
Prices based on internal models or other valuable methods	—	—	—

Total	$950	$114	$1,064

Contracted volumes of SJG's NYMEX contracts are 10.4 MMdt with a weighted-average settlement price of $2.88 per dt. Contracted volumes of SJG's Basis contracts are 2.3 million dts with a weighted-average settlement price of $0.36 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2018	$(2,108)
Contracts Settled During the Six Months ended June 30, 2018, Net	1,560
Other Changes in Fair Value from Continuing and New Contracts, Net	6,210
Net Derivatives — Energy Related Assets, June 30, 2018	$5,662

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at June 30, 2018, was $276.4 million and averaged $249.2 million during the first six months of 2018. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $1.8 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; and 2013 - 14 b.p. decrease. As of June 30, 2018, SJG's average interest rate on variable-rate debt was 2.68%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2018, the interest costs on $629.2 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

South Jersey Industries, Inc.

Evaluation of Disclosure Controls and Procedures

SJI's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, SJI’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJI are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

South Jersey Gas Company

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of June 30, 2018. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 2, Pending Litigation.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2017, respectively.

Our acquisition of Elizabethtown Gas and Elkton Gas (the "Acquisition") involves risks associated with acquisitions and integrated acquired assets, including the potential exposure to significant liabilities, and the intended benefits of the Acquisition may not be realized.

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

In connection with the Acquisition, we have obtained permanent financing which includes common stock and Equity Units, Senior Unsecured Notes, Floating Rate Senior Notes, a Term Loan Facility and a Revolving Credit Agreement.
Among other risks, the increase in our indebtedness may:

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

The agreements to sell certain non-core assets of the Company may not be consummated.

An agreement to sell solar assets has been entered into with a third party, which will occur on a rolling basis as the conditions precedent to the closing of each solar project, including certain regulatory filings and receipt of consents to assignment of project contracts and permits, are satisfied. We cannot guarantee that these approvals and consents will occur.

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

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, filed with the Securities and Exchange Commission on August 8, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, filed with the Securities and Exchange Commission on August 8, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; and (iv) the Condensed Balance Sheets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	August 8, 2018	By:	/s/ Stephen H. Clark
Stephen H. Clark
Executive Vice President & Chief Financial Officer - SJI
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	August 8, 2018	By:	/s/ Ann T. Anthony
Ann T. Anthony
Treasurer - SJG
(Principal Financial Officer)