Form 10-Q
period 2018-09-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2018-11-07
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of November 1, 2018 was 85,506,217 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of November 1, 2018 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc, which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is a wholly-owned subsidiary of SJI Utilities, Inc. and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

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

Item 1. Unaudited Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands Except for Per Share Data)

	Three Months Ended September 30,
	2018	2017
Operating Revenues (See Note 16):
Utility	$85,478	$65,473
Nonutility	217,002	161,654
Total Operating Revenues	302,480	227,127
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	23,238	28,217
- Nonutility	209,874	140,598
Operations (See Note 1)	74,413	37,377
Impairment Charges (See Note 1)	—	43,966
Maintenance	8,602	4,615
Depreciation	22,350	24,914
Energy and Other Taxes	2,595	1,517
Total Operating Expenses	341,072	281,204
Operating Loss (See Note 1)	(38,592)	(54,077)

Other Income and Expense (See Note 1)	1,406	1,075
Interest Charges	(26,534)	(10,567)
Loss Before Income Taxes	(63,720)	(63,569)
Income Taxes	16,649	24,765
Equity in Earnings of Affiliated Companies	1,429	1,256
Loss from Continuing Operations	(45,642)	(37,548)
Loss from Discontinued Operations - (Net of tax benefit)	(43)	(45)
Net Loss	$(45,685)	$(37,593)

Basic Earnings Per Common Share:
Continuing Operations	$(0.53)	$(0.47)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.53)	$(0.47)

Average Shares of Common Stock Outstanding - Basic	85,506	79,549

Diluted Earnings Per Common Share:
Continuing Operations	$(0.53)	$(0.47)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.53)	$(0.47)

Average Shares of Common Stock Outstanding - Diluted	85,506	79,549

Dividends Declared Per Common Share	$0.28	$0.27

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2018	2017
Operating Revenues (See Note 16):
Utility	$392,849	$343,180
Nonutility	658,906	554,150
Total Operating Revenues	1,051,755	897,330
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	128,536	131,927
- Nonutility	533,440	503,715
Operations (See Note 1)	179,464	112,865
Impairment Charges (See Note 1)	99,233	44,221
Maintenance	22,276	14,268
Depreciation	71,783	73,793
Energy and Other Taxes	6,277	5,139
Total Operating Expenses	1,041,009	885,928
Operating Income (See Note 1)	10,746	11,402

Other Income and Expense (See Note 1)	5,141	6,700
Interest Charges	(60,067)	(38,291)
Loss Before Income Taxes	(44,180)	(20,189)
Income Taxes	12,206	8,439
Equity in Earnings of Affiliated Companies	3,845	4,337
Loss from Continuing Operations	(28,129)	(7,413)
Loss from Discontinued Operations - (Net of tax benefit)	(135)	(122)
Net Loss	$(28,264)	$(7,535)

Basic Earnings Per Common Share:
Continuing Operations	$(0.34)	$(0.09)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.34)	$(0.09)

Average Shares of Common Stock Outstanding - Basic	83,082	79,539

Diluted Earnings Per Common Share:
Continuing Operations	$(0.34)	$(0.09)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.34)	$(0.09)

Average Shares of Common Stock Outstanding - Diluted	83,082	79,539

Dividends Declared per Common Share	$0.84	$0.81

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2018	2017
Net Loss	$(45,685)	$(37,593)

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	8	7

Other Comprehensive Income - Net of Tax*	8	7

Comprehensive Loss	$(45,677)	$(37,586)

	Nine Months Ended September 30,
	2018	2017
Net Loss	$(28,264)	$(7,535)

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	25	1,529

Other Comprehensive Income - Net of Tax*	25	1,529

Comprehensive Loss	$(28,239)	$(6,006)

* Determined using a combined average statutory tax rate of approximately 27% and 40% in 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2018	2017
Net Cash Provided by Operating Activities	$173,396	$127,081

Cash Flows from Investing Activities:
Capital Expenditures	(200,770)	(205,604)
Cash Paid for Acquisition, Net of Cash Acquired	(1,740,375)	—
Cash Paid for Purchase of New Contract	(11,389)	—
Proceeds from Sale of Property, Plant & Equipment	51	3,547
Investment in Long-Term Receivables	(6,167)	(6,670)
Proceeds from Long-Term Receivables	7,414	7,468
Notes Receivable	—	3,000
Purchase of Company-Owned Life Insurance	(1,148)	(8,765)
Investment in Affiliate	(9,524)	(22,434)
Net Repayment of Notes Receivable - Affiliate	1,360	41

Net Cash Used in Investing Activities	(1,960,548)	(229,417)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	75,000	(16,000)
Proceeds from Issuance of Long-Term Debt	1,592,500	446,000
Principal Repayments of Long-Term Debt	(10,000)	(292,400)
Payments for Issuance of Long-Term Debt	(16,914)	(3,744)
Net Settlement of Restricted Stock	(776)	(751)
Dividends on Common Stock	(46,233)	(43,353)
Proceeds from Sale of Common Stock	173,750	—
Payments for the Issuance of Common Stock	(6,554)	—

Net Cash Provided by Financing Activities	1,760,773	89,752

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(26,379)	(12,584)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	39,695	31,910

Cash, Cash Equivalents and Restricted Cash at End of Period	$13,316	$19,326

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2018	December 31, 2017
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$4,200,565	$2,652,244
Accumulated Depreciation	(781,824)	(498,161)
Nonutility Property and Equipment, at cost	161,250	741,027
Accumulated Depreciation	(49,888)	(194,913)

Property, Plant and Equipment - Net	3,530,103	2,700,197

Investments:
Available-for-Sale Securities	36	36
Restricted	10,002	31,876
Investment in Affiliates	74,811	62,292

Total Investments	84,849	94,204

Current Assets:
Cash and Cash Equivalents	3,314	7,819
Accounts Receivable	220,561	202,379
Unbilled Revenues	29,313	73,377
Provision for Uncollectibles	(20,292)	(13,988)
Notes Receivable - Affiliate	3,552	4,913
Natural Gas in Storage, average cost	84,373	48,513
Materials and Supplies, average cost	4,574	4,239
Prepaid Taxes	28,185	41,355
Derivatives - Energy Related Assets	27,414	42,139
Assets Held For Sale	329,622	—
Other Prepayments and Current Assets	26,703	28,247

Total Current Assets	737,319	438,993

Regulatory and Other Noncurrent Assets:
Regulatory Assets	628,977	469,224
Derivatives - Energy Related Assets	8,014	5,988
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	27,934	28,721
Goodwill	759,826	3,578
Other (See Note 1)	124,225	110,906

Total Regulatory and Other Noncurrent Assets	1,562,251	631,692

Total Assets	$5,914,522	$3,865,086

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2018	December 31, 2017
Capitalization and Liabilities
Equity:
Common Stock	$106,883	$99,436
Premium on Common Stock	843,064	709,658
Treasury Stock (at par)	(287)	(271)
Accumulated Other Comprehensive Loss	(36,740)	(36,765)
Retained Earnings	321,912	420,351

Total Equity	1,234,832	1,192,409

Long-Term Debt	1,281,000	1,122,999

Total Capitalization	2,515,832	2,315,408

Current Liabilities:
Notes Payable	421,400	346,400
Current Portion of Long-Term Debt	1,482,734	63,809
Accounts Payable	383,465	284,899
Customer Deposits and Credit Balances	35,109	43,398
Environmental Remediation Costs	59,799	66,372
Taxes Accrued	3,924	2,932
Derivatives - Energy Related Liabilities	23,469	46,938
Deferred Contract Revenues	407	259
Derivatives - Other Current	339	748
Dividends Payable	23,942	—
Interest Accrued	12,125	9,079
Pension Benefits	2,388	2,388
Other Current Liabilities	22,053	15,860

Total Current Liabilities	2,471,154	883,082

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	85,840	86,884
Pension and Other Postretirement Benefits	114,765	101,544
Environmental Remediation Costs	163,047	106,483
Asset Retirement Obligations	44,255	59,497
Derivatives - Energy Related Liabilities	3,997	6,025
Derivatives - Other Noncurrent	5,125	9,622
Regulatory Liabilities	481,512	287,105
Other	28,995	9,436

Total Deferred Credits and Other Noncurrent Liabilities	927,536	666,596

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$5,914,522	$3,865,086

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,

	2018	2017
Operating Revenues (See Note 16)	$56,371	$66,755

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	16,079	29,499
Operations (See Note 1)	24,536	22,599
Maintenance	6,892	4,615
Depreciation	14,703	13,226
Energy and Other Taxes	988	865

Total Operating Expenses	63,198	70,804

Operating Loss (See Note 1)	(6,827)	(4,049)

Other Income and Expense (See Note 1)	2,141	1,027

Interest Charges	(7,108)	(6,437)

Loss Before Income Taxes	(11,794)	(9,459)

Income Taxes	2,818	3,688

Net Loss	$(8,976)	$(5,771)

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Nine Months Ended September 30,

	2018	2017
Operating Revenues (See Note 16)	$367,631	$346,820

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	125,266	135,567
Operations (See Note 1)	81,174	69,229
Maintenance	20,566	14,268
Depreciation	43,467	38,813
Energy and Other Taxes	2,741	3,032

Total Operating Expenses	273,214	260,909

Operating Income (See Note 1)	94,417	85,911

Other Income and Expense (See Note 1)	5,258	3,108

Interest Charges	(20,835)	(18,392)

Income Before Income Taxes	78,840	70,627

Income Taxes	(19,500)	(27,654)

Net Income	$59,340	$42,973

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,

	2018	2017
Net Loss	$(8,976)	$(5,771)

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	8	7

Other Comprehensive Income - Net of Tax *	8	7

Comprehensive Loss	$(8,968)	$(5,764)

	Nine Months Ended September 30,
	2018	2017
Net Income	$59,340	$42,973

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	25	21

Other Comprehensive Income - Net of Tax *	25	21

Comprehensive Income	$59,365	$42,994

* Determined using a combined average statutory tax rate of approximately 27% and 40% in 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,

	2018	2017
Net Cash Provided by Operating Activities	$86,788	$73,186

Cash Flows from Investing Activities:
Capital Expenditures	(168,654)	(183,875)
Purchase of Company-Owned Life Insurance	—	(4,875)
Investment in Long-Term Receivables	(6,167)	(6,670)
Proceeds from Long-Term Receivables	7,414	7,468

Net Cash Used in Investing Activities	(167,407)	(187,952)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	88,200	(104,300)
Proceeds from Issuance of Long-Term Debt	—	396,000
Principal Repayments of Long-Term Debt	(10,000)	(215,000)
Payments for Issuance of Long-Term Debt	(21)	(2,030)
Additional Investment by Shareholder	—	40,000

Net Cash Provided by Financing Activities	78,179	114,670

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,440)	(96)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,619	1,391

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,179	$1,295

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2018	December 31, 2017
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,812,128	$2,652,244
Accumulated Depreciation	(519,924)	(498,161)

Property, Plant and Equipment - Net	2,292,204	2,154,083

Investments:
Restricted Investments	532	2,912

Total Investments	532	2,912

Current Assets:
Cash and Cash Equivalents	1,647	1,707
Accounts Receivable	72,010	78,571
Accounts Receivable - Related Parties	2,235	988
Unbilled Revenues	7,995	54,980
Provision for Uncollectibles	(14,327)	(13,799)
Natural Gas in Storage, average cost	19,629	14,932
Materials and Supplies, average cost	706	825
Prepaid Taxes	25,667	38,326
Derivatives - Energy Related Assets	7,951	7,327
Other Prepayments and Current Assets	10,498	12,670

Total Current Assets	134,011	196,527

Regulatory and Other Noncurrent Assets:
Regulatory Assets	494,331	469,224
Long-Term Receivables	25,390	25,851
Derivatives - Energy Related Assets	2	5
Other	19,914	17,372

Total Regulatory and Other Noncurrent Assets	539,637	512,452

Total Assets	$2,966,384	$2,865,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per shareamounts)

	September 30, 2018	December 31, 2017
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(25,972)	(25,997)
Retained Earnings	645,177	585,838

Total Equity	980,797	921,433

Long-Term Debt	573,441	758,052

Total Capitalization	1,554,238	1,679,485

Current Liabilities:
Notes Payable	140,200	52,000
Current Portion of Long-Term Debt	238,909	63,809
Accounts Payable - Commodity	30,365	43,341
Accounts Payable - Other	49,654	41,365
Accounts Payable - Related Parties	7,090	17,029
Derivatives - Energy Related Liabilities	2,804	9,270
Derivatives - Other Current	291	389
Customer Deposits and Credit Balances	27,051	41,656
Environmental Remediation Costs	40,682	66,040
Taxes Accrued	1,665	1,760
Pension Benefits	2,353	2,353
Interest Accrued	4,832	7,615
Other Current Liabilities	6,066	7,027

Total Current Liabilities	551,962	353,654

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	290,033	287,105
Deferred Income Taxes - Net	311,274	280,746
Environmental Remediation Costs	111,298	105,656
Asset Retirement Obligations	43,451	58,714
Pension and Other Postretirement Benefits	94,305	88,871
Derivatives - Energy Related Liabilities	68	170
Derivatives - Other Noncurrent	4,751	6,639
Other	5,004	4,934

Total Regulatory and Other Noncurrent Liabilities	860,184	832,835

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$2,966,384	$2,865,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

 Notes to Unaudited Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - South Jersey Industries, Inc. (SJI or the Company) provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪
SJI Utilities, Inc. (SJIU) is a holding company that owns South Jersey Gas Company ("SJG"), and, as of July 1, 2018, Elizabethtown Gas Company ("ETG") and Elkton Gas Company ("ELK") (see "Acquisition" below).

*	SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.

*	ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.

*	ELK is a regulated natural gas utility which distributes natural gas in northern Maryland.

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

•MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS) own and operate solar-generation sites located in New Jersey. These entities were sold in October 2018 (see Note 18).

▪
South Jersey Energy Service Plus, LLC (SJESP) serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP continues to receive commissions paid on service contracts from the third party and will do so on a going forward basis.

▪
SJI Midstream, LLC (Midstream) invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey.

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Beginning as of the date of their acquisition, July 1, 2018, SJI is reporting on a consolidated basis the combined operations of ETG and ELK, along with its other wholly-owned and controlled subsidiaries.

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2017. In management’s opinion, the unaudited condensed consolidated financial statements of SJI and SJG reflect all normal recurring adjustments needed to fairly present their respective financial positions, operating results and cash flows at the dates and for the periods presented. SJI’s and SJG's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results.

Certain reclassifications have been made to SJI's and SJG's prior period unaudited condensed consolidated statements of income to conform to the current period presentation, as follows:

•
The non-service cost components of net periodic pension and postretirement benefit costs are now included as a reduction to Other Income and Expense, as opposed to being recorded as an Operations Expense, to conform with ASU 2017-07, which is described below under "New Accounting Pronouncements." This caused a reduction to both Operations Expense and Other Income on the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2017. This also caused a reclassification to SJI's prior period segments disclosure in Note 6 to increase Operating Income within both the Gas Utility Operations and Corporate & Services segments for the three and nine months ended September 30, 2017.

•
Impairment Charges, which were previously presented as part of Operations Expense, are now presented as a separate line item under Operating Expenses in the unaudited condensed consolidated statements of income. This caused a reduction to Operations Expense for the three and nine months ended September 30, 2017.

Certain reclassifications have been made to SJI's prior period segments disclosures to conform to the current period presentation. The activities of SJI Midstream, which were presented in the Corporate & Services segment during the three and nine months ended September 30, 2017, are now separated into the Midstream segment for the same periods in 2018. This caused prior period reclassifications to Interest Charges, Income Taxes and Property Additions in Note 6.

Certain reclassifications have been made to SJI's prior period unaudited condensed consolidated balance sheets to conform to the current period presentation. Identifiable Intangible Assets are now recorded in Other Noncurrent Assets as of September 30, 2018, causing a prior period reclassification to the unaudited condensed consolidated balance sheets as of December 31, 2017.

ACQUISITION - On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"), for total consideration of $1.7 billion (see Note 17). In the second quarter of 2018, SJI completed public equity offerings and issued long-term debt to help fund the Acquisition (see Notes 4 and 14, respectively).

AGREEMENT TO SELL SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina will sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina has agreed to sell its distributed solar energy projects located at 143 sites across New Jersey, Maryland, Massachusetts and Vermont with total capacity of approximately 204 MW and a net book value as of June 30, 2018 of $428.9 million (the “Projects”). Total consideration for the Transaction is approximately $347.9 million in cash. As part of the Transaction, Marina will sell the assets comprising the Projects or, in some cases, 100% of the equity interests of certain special purpose companies wholly-owned by Marina that own the assets comprising certain Projects, including MCS, NBS and SBS. The sale of individual Projects will occur on a rolling basis as the conditions precedent to each closing are satisfied, including obtaining certain regulatory filings and receipt of consents to assignment of project contracts and permits. Depending on the timing of closing with respect to individual Projects, the individual purchase prices for those Projects may be adjusted to account for Project revenues retained by Marina during the period prior to such closings, with a maximum aggregate downward adjustment of approximately $5.4 million. Also in connection with the Transaction, Marina will lease certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes back from the buyer from the date each such project is acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. The Company currently expects that all but one of the Projects will satisfy all closing conditions on or before December 31, 2018; the remaining Project is expected to satisfy all closing conditions on or before August 31, 2019.

In July 2018, as part of the agreement to sell solar assets, Marina received a cash payment of $62.5 million for the sale of certain solar renewable energy credits ("SRECs").

The Company has recorded all of the assets related to these projects as Assets Held For Sale on the unaudited condensed consolidated balance sheet as of September 30, 2018, where they will remain until closing conditions have been met and the assets are transferred to the buyer. In October 2018, SJI closed on the sale of certain Projects, including MCS, NBS and SBS (see Note 18).

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) Topic 360 (ASC 360). An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Operating Expenses on the condensed consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

The Transaction described above under "Agreement to Sell Solar Assets" triggered an indicator of impairment in the second quarter 2018 as the purchase price was less than the carrying amount for several of the assets being sold (but not all of them) and, as a result, several assets were considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount of the respective assets and the fair value, which was determined using the purchase price and the expected cash flows from the assets, including potential price reductions resulting from the timing needed to satisfy all required closing conditions. As a result, the Company recorded an impairment charge within the on-site energy production segment of $99.2 million (pre-tax) in Impairment Charges on the unaudited condensed consolidated statements of income during the nine months ended September 30, 2018, to reduce the carrying amount of several assets to their fair market value. The Company estimated the purchase price with the expectation that all but one of the Projects will satisfy all closing conditions on or before December 31, 2018; the remaining Project is expected to satisfy all closing conditions on or before August 31, 2019.

No impairment charges were identified at SJI for the three months ended September 30, 2018. SJI recorded impairment charges of $43.9 million and $44.2 million for the three and nine months ended September 30, 2017, respectively, primarily due to a decline in the market prices of Maryland SRECs, combined with an increase of operating expenses at the on-site energy production segment. No impairments were identified at SJG for the three and nine months ended September 30, 2018 or 2017, respectively.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these properties during the three and nine months ended September 30, 2018 or 2017. As of September 30, 2018 and December 31, 2017, $8.6 million and $8.7 million, respectively, related to interests in unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on SJI's condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of September 30, 2018 and December 31, 2017, SJI held 229,222 and 216,642 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC) - SJI and SJG record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently, AFUDC increases the regulated revenue requirement and is included in rate base and recovered over the service life of the asset through a higher rate base and higher depreciation.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with ASC 740 - “Income Taxes.” A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was enacted into law, changing various corporate income tax provisions within the Internal Revenue Code. The law became effective January 1, 2018 but was required to be accounted for in the period of enactment, as such SJI adopted the new requirements in the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, including provisions related to the permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, modification of bonus depreciation and changes to the deductibility of certain business-related expenses.

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

BUSINESS COMBINATION - The Company applies the acquisition method to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred by the acquirer and the equity interests issued by the acquirer. Acquisition related costs are expensed as incurred. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill (see Note 17).

GOODWILL - Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration paid or transferred over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three and nine months ended September 30, 2018. Goodwill on the unaudited condensed consolidated balance sheets of SJI consisted of $759.8 million as of September 30, 2018 as compared to $3.6 million as of December 31, 2017. The increase of $756.2 million was due to consideration transferred in excess of the fair value of the identifiable net assets acquired as a result of the Acquisition (see Note 17). There is no goodwill on the unaudited condensed balance sheets of SJG.

ASSET MANAGEMENT AGREEMENT (AMA) - On July 1, 2018, SJRG purchased from a third party an AMA whereby SJRG will manage the pipeline capacity of ETG. Total cash payment was $11.4 million. The AMA expires on March 31, 2022. Under the AMA, SJRG will pay ETG an annual fee of $4.25 million, plus additional profit sharing as defined in the AMA. The amounts received by ETG will be credited to its Basic Gas Supply Service ( BGSS) clause and returned to its ratepayers. The total purchase price was allocated as follows (in thousands):

Natural Gas in Storage	$9,685
Intangible Asset	19,200
Profit Sharing - Other Liabilities	(17,546)
Total Consideration	$11,339

As of September 30, 2018 the balance of the intangible asset is $17.9 million and is recorded to Other Assets on the unaudited condensed consolidated balance sheets of SJI, with the reduction being due to amortization. As of September 30, 2018, the balance in the liability is $18.2 million and is recorded to Regulatory Liabilities on the unaudited condensed consolidated balance sheets of SJI as of September 30, 2018, with the change resulting from profit sharing earned during the third quarter.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncements issued or effective during 2018 or 2017 had, or are expected to have, a material impact on the condensed consolidated financial statements of SJI, or the condensed financial statements of SJG.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and most industry-specific topics. The core principle under this new standard is for an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services, with a five-step model for recognizing and measuring revenue from contracts with customers. The new standard also requires enhanced disclosure regarding the nature, amount, timing and uncertainty of revenues and the related cash flows arising from contracts with customers. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09, as follows:

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

The new guidance in ASU 2014-09, as well as all amendments discussed above, was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

On January 1, 2018, SJI and SJG adopted ASU 2014-09 and all amendments, in accordance with the guidance in ASC 606. SJI and SJG adopted the new guidance using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 605. See Note 16. The methods of recognizing revenue for SJI's and SJG's contracts with customers is the same under ASC 605 and ASC 606, as revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606. As such, there was no significant impact to revenues for the three and nine months ended September 30, 2018 for SJI or SJG as a result of applying ASC 606, and there was no cumulative catch-up to retained earnings for SJI or SJG under the modified retrospective method for changes in accounting for revenues. Further, there were no significant changes to SJI's or SJG's business processes, systems or internal controls over financial reporting needed to support recognition and disclosure under the new guidance. Some revenue arrangements, such as alternative revenue programs and derivative contracts, are excluded from the scope of ASC 606 and, therefore, will be presented separately from revenues under ASC 606 on SJI and SJG's footnote disclosures (see Note 16).

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. In connection with this new standard, the FASB has issued the following amendments to ASU 2016-02:

•
In January 2018, the FASB issued an amendment to clarify the application of the new lease guidance to land easements and provided relief concerning adoption efforts for existing land easements that are not accounted for as leases under current GAAP.

•
In July 2018, the FASB issued ASU 2018-10 and 2018-11, which included a number of technical corrections and improvements to this standard, including an additional option for transition. The guidance initially required a modified retrospective transition method of adoption, under which lessees and lessors were to recognize and measure leases at the beginning of the earliest period presented. The additional, optional transition method allows an entity to initially apply the requirements of the lease standard at the adoption date, and avoid restating the comparative periods.

The new guidance in ASU 2016-02, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.

Management has formed an implementation team that has completed the process of inventorying all current contracts, including those of newly acquired ETG and ELK, and has determined the population of leases that will be in scope under the new guidance. Management is currently evaluating the impact that adoption of the guidance on these identified leases will have on SJI's and SJG's financial statements.SJI and SJG plan to elect the optional transition method. The Company does not plan to early adopt the new guidance.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to improve guidance related to the presentation of defined benefit costs in the income statement. In particular, this ASU requires an employer to report the service cost component in the same line item(s) as other compensation costs and requires the other components of net periodic pension and postretirement benefit costs to be separately presented in the unaudited condensed consolidated statements of income outside of operating income. The standard was effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Adoption of this guidance was applied retrospectively and did not have a material impact on the financial statements of SJI or SJG; however, current and prior period presentation on the condensed consolidated statements of income were modified for SJI and SJG to conform to this guidance, as described under “Basis of Presentation” above.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on the timing of liquidation of an investee's assets and the description of measurement uncertainty at the reporting date. Entities are now required to disclose: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, the standard eliminates disclosure requirements with respect to: (1) the transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The new disclosure requirement for unrealized gains and losses, the range and weighted average of significant unobservable inputs and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively to all periods presented upon their effective date. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plan. This ASU eliminates requirements for certain disclosures such as the amount and timing of plan assets expected to be returned to the employer and the amount of future annual benefits covered by insurance contracts. The standard added new disclosures such as for sponsors of the defined benefit plans to provide information relating to the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates and an explanation for significant gains or losses related to changes in the benefit obligations for the period. The standard is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. SJI and SJG early adopted this ASU during the third quarter 2018, which resulted in capitalizing implementation costs for hosting arrangements per the new guidance. This did not represent a change to current practices, or to the financial statements of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

On April 30, 2015, the shareholders of SJI approved the adoption of SJI's 2015 Omnibus Equity Compensation Plan (Plan), replacing the Amended and Restated 1997 Stock-Based Compensation Plan that had terminated on January 26, 2015. Under the Plan, shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the nine months ended September 30, 2018 and 2017. No stock appreciation rights have been issued under the plans. During the nine months ended September 30, 2018 and 2017, SJI granted 201,858 and 167,734 restricted shares, respectively, to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. Beginning in 2018, the vesting and payout of time-based shares of restricted stock is only contingent upon the service requirement being met in years one, two, and three of the grant. During the nine months ended September 30, 2018 and 2017, Officers and other key employees were granted 67,479 and 53,058 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

Earnings-based performance targets include pre-defined EGR and ROE goals to measure performance. Beginning in 2016, performance targets include pre-defined compounded earnings annual growth rate (CEGR) for SJI. As EGR-based, ROE-based and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

During the nine months ended September 30, 2018 and 2017, SJI granted 26,416 and 30,394 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at September 30, 2018 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2016 - TSR	51,587	$22.53	18.1%	1.31%
	2016 - CEGR, Time	65,104	$23.52	N/A	N/A
	2017 - TSR	44,376	$32.17	20.8%	1.47%
	2017 - CEGR, Time	72,992	$33.69	N/A	N/A
	2018 - TSR	61,009	$31.05	21.9%	2.00%
	2018 - CEGR, Time	124,072	$31.23	N/A	N/A

Directors -	2018	26,416	$31.16	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Officers & Key Employees	$549	$1,087	$2,739	$3,274
Directors	206	256	617	767
Total Cost	755	1,343	3,356	4,041

Capitalized	(101)	(96)	(303)	(288)
Net Expense	$654	$1,247	$3,053	$3,753

As of September 30, 2018, there was $6.3 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity for SJI during the nine months ended September 30, 2018, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2018	342,793	30,394	$28.60
Granted	201,858	26,416	$31.17
Cancelled/Forfeited	(80,610)	—	$28.72
Vested	(44,901)	(30,394)	$30.56
Nonvested Shares Outstanding, September 30, 2018	419,140	26,416	$29.56

During the nine months ended September 30, 2018 and 2017, SJI awarded 67,130 shares to its Officers and other key employees at a market value of $2.0 million, and 65,628 shares at a market value of $2.2 million, respectively. During the nine months ended September 30, 2018 and 2017, SJI also granted 26,416 and 30,394 shares to its Directors at a market value of $0.8 million and $1.0 million, respectively.

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

Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the nine months ended September 30, 2018 and 2017, SJG officers and other key employees were granted 32,924 and 24,001 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the nine months ended September 30, 2018 and 2017 was $0.5 million and $0.3 million, respectively. Approximately 60% of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

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

SJRG had net sales to EnergyMark of $7.7 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively, and $29.0 million and $28.1 million for the nine months ended September 30, 2018 and 2017, respectively.

EnerConnex, LLC (EnerConnex) - In the second quarter of 2018, SJI entered into an agreement to obtain a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity. The investment made by SJI in EnerConnex was not material.

During the first nine months of 2018 and 2017, SJI made net investments in unconsolidated affiliates of $8.2 million and $22.4 million, respectively.  As of September 30, 2018 and December 31, 2017, the outstanding balance of Notes Receivable – Affiliate was $16.8 million and $18.2 million, respectively. As of September 30, 2018, $13.6 million of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $3.2 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2018, SJI had a net asset of approximately $74.8 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2018, is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $91.6 million.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, 2018 and 2017, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss before Income Taxes:
Sand Mining	$3	$(17)	$(30)	$(49)
Fuel Oil	(57)	(53)	(139)	(139)
Income Tax Benefits	11	25	34	66
Loss from Discontinued Operations — Net	$(43)	$(45)	$(135)	$(122)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues/Affiliates:
SJRG	$691	$1,210	$4,388	$3,421
Marina	89	72	281	219
Other	23	21	69	63
Total Operating Revenue/Affiliates	$803	$1,303	$4,738	$3,703

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$1,094	$1,453	$28,525	$12,399

Operations Expense/Affiliates:
SJI	$6,148	$4,316	$19,899	$15,354
Millennium	750	717	2,191	2,137
Other	(112)	(173)	(344)	(253)
Total Operations Expense/Affiliates	$6,786	$4,860	$21,746	$17,238
*As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

4.	COMMON STOCK:

The following shares were issued and outstanding for SJI:

2018
Beginning Balance, January 1	79,549,080
New Issuances During the Period:
Public Equity Offering	5,889,830
Stock-Based Compensation Plan	67,308
Ending Balance, September 30	85,506,218

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $133.4 million was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of September 30, 2018. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

PUBLIC OFFERINGS - In April 2018, the Company completed the following public offerings, the net proceeds of which were used to fund a portion of the consideration paid for the assets of ETG and ELK (see Notes 1 and 17):

•
SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing, including 1,652,542 shares pursuant to the underwriters’ option. The gross proceeds from these shares was $173.7 million, with net proceeds, after deducting underwriting discounts and commissions, of $167.7 million. The remaining 6,779,661 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares at the closing, and has not received proceeds as of September 30, 2018. SJI has an option to settle the forward sale agreement by delivering newly issued shares of SJI common stock and receive proceeds, subject to certain adjustments, from the sale of those shares, assuming one or more future physical settlements of the forward sale agreement, no later than April 2019. SJI may also choose to settle the forward sale contract with a cash payment, or multiple cash payments, no later than April 2019. In the event SJI elects to settle all or a portion of the forward sale contract with a cash payment, no additional shares of SJI common stock would be issued under the forward sale contract for the portions that were cash settled.

•
SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 15, April 15, July 15 and October 15 of each year (except that if such date is not a business day, contract adjustment payments will be payable on the following business day, without adjustment), commencing on July 15, 2018. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the contract adjustment payments due through April 15, 2021 will be initially charged to Shareholders’ Equity, with an offsetting credit to Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet. These liabilities are accreted over the life of the purchase contract by interest charges to the income statement based on a constant rate calculation. Subsequent contract adjustment payments reduce this liability.This offering resulted in gross proceeds of approximately $287.5 million, with net proceeds, after deducting underwriting discounts and commissions, of $278.9 million. As of September 30, 2018, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the unaudited condensed consolidated balance sheets (see Note 14).

SJI's EARNINGS PER COMMON SHARE (EPS) - SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares of 1,245,564 and 138,346 for the three months ended September 30, 2018 and 2017, respectively, and 742,313 and 137,003 for the nine months ended September 30, 2018 and 2017, respectively, were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2, along with the impact of the Forward Shares and Equity Units discussed above, accounted for under the treasury stock method.

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

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with selected counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of September 30, 2018 and December 31, 2017, SJI's balances (including SJG) in these accounts totaled $10.0 million and $31.6 million, respectively, held by the counterparty, which is recorded in Restricted Investments on the unaudited condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, SJG's balance held by the counterparty totaled $0.5 million and $2.9 million and was recorded in Restricted Investments on the unaudited condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at September 30, 2018 and December 31, 2017, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30, 2018
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$3,314	$1,647
Restricted Investments	10,002	532
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$13,316	$2,179

	As of December 31, 2017
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$7,819	$1,707
Restricted Investments	31,876	2,912
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,695	$4,619

NOTES RECEIVABLE-AFFILIATES - As of September 30, 2018, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the unaudited condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $5.5 million and $7.0 million as of September 30, 2018 and December 31, 2017, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the unaudited condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.6 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively. The annualized amortization to interest is not material to SJI’s or SJG's unaudited condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at September 30, 2018 and December 31, 2017, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of September 30, 2018, SJI had approximately $12.2 million, or 34.5%, of the current and noncurrent Derivatives – Energy Related Assets transacted with three counterparties. These counterparties are investment grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at September 30, 2018 and December 31, 2017, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of September 30, 2018 and December 31, 2017, were $2.79 billion and $1.22 billion, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of September 30, 2018 and December 31, 2017, were $2.76 billion and $1.19 billion, respectively. SJI's carrying amounts as of September 30, 2018 and December 31, 2017 are net of unamortized debt issuance costs of $22.9 million and $17.4 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of September 30, 2018 and December 31, 2017, were $801.5 million and $838.5 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of September 30, 2018 and December 31, 2017, was $812.3 million and $821.9 million, respectively. The carrying amounts as of September 30, 2018 and December 31, 2017 are net of unamortized debt issuance costs of $6.8 million and $7.3 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at September 30, 2018 and December 31, 2017.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the chief operating decision maker ("CODM"). These segments are as follows:

•	SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.

•	ETG utility operations consist of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.

•	ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	SJE is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE, SXLE, MCS, NBS and SBS. As discussed in Notes 1 and 18, in October 2018, Marina closed on the sale of the first group of sites related to Marina's portfolio of solar energy assets to a third party. Included in this group of sites were the wholly-owned subsidiaries of MCS, NBS and SBS.

•
Appliance service operations includes SJESP, which serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP continues to receive commissions paid on service contracts from the third party and will do so on a going forward basis.

•	Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•	Corporate & Services segment includes the costs related to Acquistion, along with other unallocated costs.

SJI groups its utility businesses under its wholly-owned subsidiary SJI Utilities (SJIU). This group consists of gas utility operations of SJG, ETG and ELK. SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are treated as if the sales or transfers were to third parties at current market prices.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$56,371	$66,755	$367,631	$346,820
ETG Utility Operations	29,117	—	29,117	—
ELK Utility Operations	770	—	770	—
Subtotal SJI Utilities	86,258	66,755	397,518	346,820
Energy Group:
Wholesale Energy Operations	134,867	70,741	392,430	274,667
Retail Gas and Other Operations	18,292	18,156	81,661	76,793
Retail Electric Operations	51,269	45,316	137,966	136,893
Subtotal Energy Group	204,428	134,213	612,057	488,353
Energy Services:
On-Site Energy Production	15,317	29,942	61,208	74,689
Appliance Service Operations	509	1,552	1,480	5,190
Subtotal Energy Services	15,826	31,494	62,688	79,879
Corporate and Services	9,126	9,577	33,208	32,186
Subtotal	315,638	242,039	1,105,471	947,238
Intersegment Sales	(13,158)	(14,912)	(53,716)	(49,908)
Total Operating Revenues	$302,480	$227,127	$1,051,755	$897,330

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating (Loss) Income (See Note 1):
SJI Utilities:
SJG Utility Operations	$(6,827)	$(4,049)	$94,417	$85,911
ETG Utility Operations	(19,808)	—	(19,808)	—
ELK Utility Operations	(518)	—	(518)	—
Subtotal SJI Utilities	(27,153)	(4,049)	74,091	85,911
Energy Group:
Wholesale Energy Operations	(11,992)	(11,346)	53,193	(41,163)
Retail Gas and Other Operations	590	(574)	(3,509)	(3,801)
Retail Electric Operations	557	(344)	1,443	2,117
Subtotal Energy Group	(10,845)	(12,264)	51,127	(42,847)
Energy Services:
On-Site Energy Production	2,966	(38,351)	(98,023)	(35,216)
Appliance Service Operations	(322)	(392)	623	(398)
Subtotal Energy Services	2,644	(38,743)	(97,400)	(35,614)
Corporate and Services	(3,238)	979	(17,072)	3,952
Total Operating (Loss) Income	$(38,592)	$(54,077)	$10,746	$11,402

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$20,427	$17,751	$61,016	$52,559
ETG Utility Operations	6,403	—	6,403	—
ELK Utility Operations	94	—	94	—
Subtotal SJI Utilities	26,924	17,751	67,513	52,559
Energy Group:
Wholesale Energy Operations	36	31	88	92
Retail Gas and Other Operations	75	80	228	247
Subtotal Energy Group	111	111	316	339
Energy Services:
On-Site Energy Production	1,210	11,731	21,805	34,998
Appliance Service Operations	—	43	—	153
Subtotal Energy Services	1,210	11,774	21,805	35,151
Corporate and Services	2,651	448	11,816	1,267
Total Depreciation and Amortization	$30,896	$30,084	$101,450	$89,316

Interest Charges (See Note 1):
SJI Utilities
SJG Utility Operations	$7,108	$6,437	$20,835	$18,392
ETG Utility Operations	4,835	—	4,835	—
ELK Utility Operations	3	—	3	—
Subtotal SJI Utilities	11,946	6,437	25,673	18,392
Energy Group:
Wholesale Energy Operations	—	(162)	—	3,031
Retail Gas and Other Operations	141	55	392	204
Subtotal Energy Group	141	(107)	392	3,235

Energy Services:
On-Site Energy Production	4,115	3,549	12,060	13,240
Midstream	541	160	1,446	795
Corporate and Services	15,303	4,895	36,141	14,442
Subtotal	32,046	14,934	75,712	50,104
Intersegment Borrowings	(5,512)	(4,367)	(15,645)	(11,813)
Total Interest Charges	$26,534	$10,567	$60,067	$38,291

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income Taxes (See Note 1):
SJI Utilities:
SJG Utility Operations	$(2,818)	$(3,688)	$19,500	$27,654
ETG Utility Operations	(6,866)	—	(6,866)	—
ELK Utility Operations	(143)	—	(143)	—
Subtotal SJI Utilities	(9,827)	(3,688)	12,491	27,654
Energy Group:
Wholesale Energy Operations	(3,036)	(4,281)	13,613	(16,984)
Retail Gas and Other Operations	144	(225)	(916)	(1,265)
Retail Electric Operations	157	(141)	406	866
Subtotal Energy Group	(2,735)	(4,647)	13,103	(17,383)
Energy Services:
On-Site Energy Production	(331)	(16,270)	(27,977)	(19,120)
Appliance Service Operations	171	(220)	408	(201)
Subtotal Energy Services	(160)	(16,490)	(27,569)	(19,321)
Midstream	(100)	—	(60)	(85)
Corporate and Services	(3,827)	60	(10,171)	696
Total Income Taxes	$(16,649)	$(24,765)	$(12,206)	$(8,439)

Property Additions (See Note 1):
SJI Utilities:
SJG Utility Operations	$63,342	$59,179	$178,727	$187,587
ETG Utility Operations	18,637	—	18,637	—
ELK Utility Operations	129	—	129	—
Subtotal SJI Utilities	82,108	59,179	197,493	187,587
Energy Group:
Wholesale Energy Operations	—	—	32	5
Retail Gas and Other Operations	186	204	495	632
Subtotal Energy Group	186	204	527	637
Energy Services:
On-Site Energy Production	696	1,633	2,379	11,899
Appliance Service Operations	—	—	—	260
Subtotal Energy Services	696	1,633	2,379	12,159
Midstream	(279)	42	31	200
Corporate and Services	—	63	11,549	991
Total Property Additions	$82,711	$61,121	$211,979	$201,574

	September 30, 2018	December 31, 2017
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$2,966,384	$2,865,974
ETG Utility Operations	2,044,378	—
ELK Utility Operations	15,158	—
Subtotal SJI Utilities	5,025,920	2,865,974
Energy Group:
Wholesale Energy Operations	187,258	208,785
Retail Gas and Other Operations	43,899	56,935
Retail Electric Operations	41,367	34,923
Subtotal Energy Group	272,524	300,643
Energy Services:
On-Site Energy Production	477,573	582,587
Appliance Service Operations	28	1,338
Subtotal Energy Services	477,601	583,925
Midstream	70,753	63,112
Discontinued Operations	1,781	1,757
Corporate and Services	621,152	711,038
Intersegment Assets	(555,209)	(661,363)
Total Identifiable Assets	$5,914,522	$3,865,086

7.	RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

SJG:

In March 2018, SJG filed a petition with the BPU seeking to continue its existing Energy Efficiency Programs (EEP), with modifications, and to implement new programs ( “EEP IV”) for a five-year period with a proposed budget of approximately $195.4 million and with the same rate recovery mechanism that exists for its current EEP's. Under its existing EEP's, SJG is permitted to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments. The BPU approved this matter in October 2018 (see Note 18).

In June 2018, SJG filed its ninth annual Energy Efficiency Tracker (“EET”) rate adjustment petition, requesting a $1.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with its EEPs. The matter is currently pending BPU approval.

In July 2018, SJG filed its annual Societal Benefits Clause ("SBC") petition, requesting a net $3.4 million decrease, including tax, in SBC- related revenues. The SBC is comprised of three sub-components, including the Remediation Adjustment Clause ("RAC"), the Clean Energy Program ("CLEP") and the Transportation Initiation Clause ("TIC"). The matter is currently pending BPU approval.

In September 2018, the BPU approved the following SJG requests:

•
A $65.5 million increase in the Basic Gas Supply Service ("BGSS") annual revenues and a $26.4 million decrease in Conservation Incentive Program ("CIP") annual revenues, both effective October 1, 2018, on a provisional basis, associated with the 2018-2019 BGSS/CIP year, which runs from October 1, 2018 through September 30, 2019. The matter is currently pending final BPU approval.

•
An increase in annual revenues from base rates of $6.6 million to reflect the roll-in of $60.4 million of Accelerated Infrastructure Replacement Program ("AIRP II") investments made from July 1, 2017 through June 30, 2018, effective October 1, 2018.

•
The Statewide Universal Service Fund ("USF") annual 2018-2019 budget for all of the New Jersey's gas utilities, which included a $0.9 million increase in SJG's USF recoveries, effective October 1, 2018.

•	The authorization to implement changes in the corporate tax rate, from 35% to 21%, within SJG's base rate, in accordance with Tax Reform, including:

◦	A final base rate adjustment to reflect an annual revenue reduction of approximately $25.9 million;

◦	A one-time customer refund of approximately $13.8 million, including interest, for over collected tax during the period January 1, 2018 through September 30, 2018; and

◦
A customer refund of approximately $27.5 million for the "Unprotected" Excess Deferred Income Tax through a separate tariff rider over a five-year period. The refund related to the "Protected" Excess Deferred Tax will be addressed no later than March 31, 2019.

The BGSS, CIP and USF approvals do not impact SJG's earnings. They represent changes in the cash requirement of SJG corresponding to cost changes and/or previous over/under recoveries from ratepayers associated with each respective mechanism.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2017. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

ETG:

As part of the Acquisition approval by the BPU, the Company was required to provide ETG customers with a credit of $15.0 million within ninety days of the Acquisition closing date, which was July 1, 2018. ETG provided a one-time bill credit to all of its customers in the September billing cycle.

In December 2017, the BPU adopted new rules related to utility Infrastructure Investment and Recovery ("IIT") to encourage utilities to implement infrastructure investment programs ("IIP"). ETG filed an IIP request with the BPU in October 2018 (see Note 18).

In June 2017, the BPU approved a base rate settlement, effective July 1, 2017, which granted ETG a base rate increase of $13.3 million based on a 9.6% return on equity.

In March 2018, ETG filed a petition with the BPU requesting an annual reduction of $10.9 million, effective April 1, 2018, which reflected the reduced corporate tax rate. The BPU authorized ETG to implement its proposed base rate reduction on April 1, 2018 on an interim basis and in June 2018, the BPU approved ETG's interim base rate reduction as permanent.

Also in March 2018, ETG requested authorization to issue a one-time customer refund in a billing cycle during or before September 2018 for over-collected tax during the period January 1, 2018 though March 31, 2018. In June 2018, the BPU authorized a one-time customer refund of over-collected tax during the period of January 1, 2018 through June 30, 2018. During the three months ended September 30, 2018, ETG issued a one-time customer refund of $4.8 million, including interest, for over-collected tax during the period January 1, 2018 through June 30, 2018.

ELK:

ELK is subject to the rules and regulations of the Maryland Public Service Commission ("MPSC").

As part of the Acquisition approval by the MPSC, the Company was required to provide ELK customers with a one-time bill credit of $0.3 million. Bill credits were applied in the October billing cycle to ELK customers.

In June 2018, ELK filed a base rate case application with the MPSC. In September 2018, ELK revised the application to request an annual revenue increase of $0.3 million. ELK expects the base rate case to be concluded in 2019.

8.	REGULATORY ASSETS AND REGULATORY LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2017, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017. As of December 31, 2017, SJI had no regulatory assets or regulatory liabilities other than those of SJG; as of September 30, 2018, SJI's regulatory assets and liabilities include those of SJG, ETG and ELK.

SJI's and SJG's Regulatory Assets consisted of the following items (in thousands):

	September 30, 2018				December 31, 2017
	SJG	ETG	ELK	Total SJI	Total SJI and SJG
Environmental Remediation Costs:
Expended - Net	$128,142	$7,728	$—	$135,870	$100,327
Liability for Future Expenditures	151,980	69,833	—	221,813	171,696
Deferred Asset Retirement Obligation Costs	30,448	—	—	30,448	42,368
Deferred Pension and Other Postretirement Benefit Costs	78,211	41,706	—	119,917	78,211
Deferred Gas Costs - Net	71,247	—	678	71,925	16,838
Conservation Incentive Program Receivable	1,009	—	—	1,009	26,652
Societal Benefit Costs Receivable	2,196	—	—	2,196	2,484
Deferred Interest Rate Contracts	5,042	—	—	5,042	7,028
Energy Efficiency Tracker	2,914	—	—	2,914	2,094
Pipeline Supplier Service Charges	640	—	—	640	708
Pipeline Integrity Cost	5,133	—	—	5,133	5,280
AFUDC - Equity Related Deferrals	13,646	—	—	13,646	12,785
Weather Normalization	—	6,253	225	6,478	—
Other Regulatory Assets	3,723	8,173	50	11,946	2,753

Total Regulatory Assets	$494,331	$133,693	$953	$628,977	$469,224

ENVIRONMENTAL REMEDIATION COSTS - SJG and ETG have two regulatory assets associated with environmental costs related to the cleanup of environmental sites. SJG has 12 sites where SJG or its predecessors previously operated gas manufacturing plants, while ETG is subject to environmental remediation liabilities associated with six former manufactured gas plant sites in New Jersey. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause ("RAC") and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG and ETG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG and ETG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the unaudited condensed consolidated balance sheets under the captions "Current Liabilities" (both SJI and SJG), "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over a seven-year period after costs are incurred. Accrued environmental remediation costs at ETG of $77.6 million have been recorded on the unaudited condensed consolidated balance sheets of SJI as of September 30, 2018. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the BPU.

DEFERRED ASSET RETIREMENT OBLIGATION COSTS - SJG records asset retirement obligations primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred asset retirement obligation costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation. The Deferred Asset Retirement Obligation Costs regulatory asset decreased $11.9 million from December 31, 2017 to September 30, 2018, due to revisions to the settlement timing, retirement costs, and changes to inflation and discount rates used to measure the expected retirement costs. A corresponding decrease was made to the Asset Retirement Obligation liability, thus having no impact on earnings.

DEFERRED PENSION AND OTHER POST RETIREMENT BENEFIT COSTS - This account includes $41.7 million related to ETG's unrecognized prior service cost and actuarial gains/losses that may be recovered through future rates for ETG.

DEFERRED GAS COSTS - NET - Over/Under collections of gas costs are monitored through SJG's and ETG's BGSS bill credit. Net undercollected gas costs are classified as a regulatory asset, and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory asset at SJI and SJG increased $55.1 million and $54.4 million, respectively, from December 31, 2017 to September 30, 2018, primarily due to the actual gas commodity costs exceeding recoveries from customers.

CONSERVATION INCENTIVE PROGRAM ("CIP") RECEIVABLE – The CIP tracking mechanism at SJG adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was more than the established baseline during the first nine months of 2018, resulting in a decrease in the receivable. This is primarily the result of cold weather experienced in the region.

WEATHER NORMALIZATION - The tariffs for ETG include a weather normalization clause that reduces customer bills when winter weather is colder than normal and increases customer bills when winter weather is warmer than normal.

SJI's and SJG's Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2018				December 31, 2017
	SJG	ETG	ELK	Total SJI	Total SJI and SJG
Excess Plant Removal Costs	$22,167	$47,873	$1,379	$71,419	$23,295
Excess Deferred Taxes	267,866	119,572	1,231	388,669	263,810
Amounts to be Refunded to Customers	—	18,227	—	18,227	—
Other Regulatory Liabilities	—	2,864	333	3,197	—

Total Regulatory Liabilities	$290,033	$188,536	$2,943	$481,512	$287,105

EXCESS PLANT REMOVAL COSTS - SJG and ETG accrue and collect for cost of removal of their utility property. This regulatory liability represents customer collections in excess of actual expenditures, which will be returned to customers as a reduction to depreciation expense. The increase from December 31, 2017 is due to the addition of ETG and ELK.

EXCESS DEFERRED TAXES - As disclosed in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, the Excess Deferred Tax balance relates to Tax Reform enacted into law on December 22, 2017 (see Note 1). The increase in this regulatory liability at SJI of $124.9 million during the first nine months of 2018 includes those excess deferred income tax liabilities of ETG and ELK resulting from Tax Reform. The increase in this regulatory liability at SJG of $4.1 million during the first nine months of 2018 is related to excess tax amounts that were billed to customers in the first quarter of 2018, which, pending approval by the BPU of the refund methodology, are expected to be returned to customers in September 2018.

AMOUNTS TO BE REFUNDED TO CUSTOMERS - See "AMA" section in Note 1.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2018 and 2017, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service Cost	$1,875	$1,247	$4,691	$3,741
Interest Cost	3,818	2,943	9,642	8,829
Expected Return on Plan Assets	(5,256)	(3,526)	(12,908)	(10,579)
Amortizations:
Prior Service Cost	26	33	84	98
Actuarial Loss	2,878	2,570	8,642	7,712
Net Periodic Benefit Cost	3,341	3,267	10,151	9,801
Capitalized Benefit Cost	(762)	(1,143)	(1,799)	(3,542)
Deferred Benefit Cost	(594)	(95)	(1,719)	(395)
Total Net Periodic Benefit Expense	$1,985	$2,029	$6,633	$5,864

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service Cost	$251	$228	$692	$683
Interest Cost	644	604	1,720	1,813
Expected Return on Plan Assets	(1,129)	(853)	(3,012)	(2,558)
Amortizations:
Prior Service Cost	(74)	(86)	(246)	(258)
Actuarial Loss	223	310	674	928
Net Periodic Benefit Cost	(85)	203	(172)	608
Capitalized Benefit Cost	263	66	258	(35)
Total Net Periodic Benefit Expense	$178	$269	$86	$573

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $2.3 million of the totals presented in the table above for both the three months ended September 30, 2018 and 2017, and $6.7 million and $7.1 million of the totals presented in the table above for the nine months ended September 30, 2018 and 2017, respectively.

For the three months ended September 30, 2018, and 2017, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was $(0.5) million and $(0.1) million, respectively, of the totals presented in the table above. For the nine months ended September 30, 2018 and 2017, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was $(0.5) million and less than $(0.1) million, respectively, of the totals presented in the table above.

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

SJI contributed $10.0 million to the pension plans, of which SJG contributed $8.0 million, in January 2017. No contributions were made to the pension plans by either SJI or SJG during the nine months ended September 30, 2018. SJI and SJG do not expect to make any additional contributions to the pension plans in 2018; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded supplemental executive retirement plan (SERP) are expected to be approximately $2.4 million in 2018.

As part of the ETG and ELK acquisition, SJI acquired the entities’ existing pension and other post-employment benefit plans.  The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees.  The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).  The Company also provides certain non-qualified defined benefit and defined contribution pension plans for a selected group of the Company's management and highly compensated employees.  Benefits under these non-qualified pension plans are funded on a cash basis.  In addition,  the entities also have a postretirement benefit plan, which provides certain medical care and life insurance benefits for eligible retired employees through a postretirement benefit plan.  SJI's Pension and Other Postretirement Benefits Liabilities increased by approximately $7.2 million as a result of the acquired pension and other post-employment benefit plans per the above.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2018 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$400,000	$209,500	(A)	$190,500	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	259,500		190,500

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	141,000	(B)	59,000	August 2022
Uncommitted Bank Line	10,000	—		10,000	August 2019

Total SJG	210,000	141,000		69,000

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	27,800		172,200	June 2020

Total	$860,000	$428,300		$431,700

(A) Includes letters of credit outstanding in the amount of $6.1 million.
(B) Includes letters of credit outstanding in the amount of 0.8 million.

On June 26, 2018, SJI (as a guarantor to ELK obligation under this revolving credit agreement) and ETG and ELK (as Borrowers) entered into a $200.0 million, two-year revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at September 30, 2018. As of September 30, 2018, outstanding loans from this credit facility amount to $27.8 million.

The SJG and ETG/ELK facilities are restricted as to use and availability specifically to SJG and ETG/ELK, respectively; however, if necessary, the SJI facilities can also be used to support the liquidity needs of SJG, ETG or ELK. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (which includes SJG and ETG), which changes daily, was 2.68% and 2.26% at September 30, 2018 and 2017, respectively. SJG did not have any outstanding borrowings at September 30, 2017 under its credit facility; however, SJG did have $140.2 million outstanding (exclusive of letters of credit) under the commercial paper program at September 30, 2018. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.42% at September 30, 2018.

SJI's average borrowings outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the nine months ended September 30, 2018 and 2017 were $258.8 million and $260.9 million, respectively. SJG's average borrowings outstanding under its credit facilities during the nine months ended September 30, 2018 and 2017 were $67.9 million and $17.0 million, respectively.

The SJI, SJG and ETG/ELK principal credit facilities are provided by a syndicate of banks. In January 2018, the Note Purchase Agreements ("NPA") for Senior Unsecured Notes issued by SJI, as well as the credit agreements with its syndicate of banks, were amended to reflect a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the unaudited condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. Further, in the event that SJI receives less than $500.0 million of net cash proceeds from the issuance of equity or equity-linked securities, that financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) increases to not more than 0.75 to 1, measured at the end of each fiscal quarter, for a period of one year following the closing of the acquisition of ETG and ELK. SJI and SJG were in compliance with this covenant as of September 30, 2018. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of September 30, 2018.

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

GUARANTEES — As of September 30, 2018, SJI had issued $6.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under Federal Energy Regulatory Commission ("FERC") approved tariffs. SJG and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $5.7 million and $3.9 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $0.5 million per month. SJRG has also committed to purchase a minimum of 752,500 dts/d and up to 892,500 dts/d of natural gas, from various suppliers, for terms ranging from 4 to 10 years at index-based prices.

ETG has an Asset Management Agreement ("AMA") with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is valid through March 31, 2022. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG (see Note 1).

TRANSITION SERVICES AGREEMENT ("TSA") - SJI has entered into a TSA with Southern Company Gas whereby the latter will provide certain administrative and operational services through no later than January 31, 2020.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% and 58% of SJI's and SJG's workforce at September 30, 2018, respectively. SJI has collective bargaining agreements with three unions that represent these employees: the International Brotherhood of Electrical Workers ("IBEW") Local 1293, the International Association of Machinists and Aerospace Workers ("IAM") Local 76 and United Workers Union of America ("UWUA") Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2019.

STANDBY LETTERS OF CREDIT — As of September 30, 2018, SJI provided $6.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority ("NJEDA") to finance the expansion of SJG’s natural gas distribution system.

EQUITY AND CORPORATE UNITS - As part of the issuance of Equity and Corporate Units, the Company has a purchase contract obligating the holder of the units to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, a certain number of shares of common stock. See Note 4.

PENDING LITIGATION — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply contract disputes and certain product liability claims related to a former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $21.9 million and $56.3 million, respectively, from the first quarter of 2017 through September 30, 2018. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, $21.9 million was recorded as both an Accounts Payable and an increase in Regulatory Assets on the unaudited condensed consolidated balance sheets of both SJI and SJG as of September 30, 2018. Similarly, $56.3 million was associated with SJRG and was also recorded as an Accounts Payable on the unaudited condensed consolidated balance sheets of SJI as of September 30, 2018, with charges of $1.4 million and $2.7 million to Cost of Sales - Nonutility on the unaudited condensed consolidated statements of income of SJI for the three and nine months ended September 30, 2018, respectively. SJI also recorded $0.3 million and $0.7 million to Interest Charges on the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2018, respectively. In April 2018, SJI filed an appeal of this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received and has created a reserve to reflect the differences between the invoices and paid amounts.

The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit. The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019.  The outcome of this lawsuit will be determined by the outcome in the pending appeal of the first lawsuit. All reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ where SJG and its predecessors previously operated manufactured gas plant. SJG is currently working with a licensed state remediation professional to remediate the site. The State of New Jersey is alleging damage to the State's natural resources and seeking payment for damages to those natural resources. The Company is currently evaluating the merits of the allegations and, at this time, can provide no assessment of the claim or assurance regarding its outcome.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $3.1 million and $3.0 million related to all claims in the aggregate as of September 30, 2018 and December 31, 2017, respectively, of which SJG has accrued approximately $0.8 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental remediation of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. ETG is subject to environmental remediation liabilities associated with six former manufactured gas plant sites in New Jersey. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the BPU. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. Other than the changes discussed in Note 8 to the unaudited condensed consolidated financial statements, along with the addition of ETG noted above, there have been no changes to the status of SJI’s environmental remediation efforts since December 31, 2017, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of September 30, 2018, SJI and SJG had outstanding derivative contracts as follows (1 MMdts = one million decatherms; 1 MMmWh = one million megawatt hours):

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	74.5	8.9
Expected future sales of natural gas (in MMdts)	53.8	0.3
Expected future purchases of electricity (in MMmWh)	1.9	—
Expected future sales of electricity (in MMmWh)	1.5	—

Basis and Index related net purchase (sale) contracts (in MMdts)	87.6	1.1

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the unaudited condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the unaudited condensed consolidated statements of income for SJI. These pre-tax gains (losses) were $(11.2) million and $(4.6) million for the three months ended September 30, 2018 and 2017, respectively, and $6.0 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the unaudited condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of September 30, 2018 and December 31, 2017, SJI had $4.7 million and $(2.1) million, respectively, and SJG had $5.1 million and $(2.1) million, respectively, of unrealized gains (losses) included in its BGSS related to energy-related commodity contracts.

SJI, including SJG, has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which had been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the unaudited condensed consolidated balance sheets. Hedge accounting has been discontinued prospectively for these derivatives. As a result, any unrealized gains and losses on these derivatives, that were previously included in Accumulated Other Comprehensive Loss ("AOCL") on the unaudited condensed consolidated balance sheets, are being recorded in earnings over the remaining life of the derivative.

In March 2017, SJI entered into a new interest rate derivative and amended the existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified $2.4 million of pre-tax unrealized loss in AOCL to Interest Charges on the unaudited condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring.

For SJI and SJG interest rate derivatives, the fair value represents the amount SJI and SJG would have to pay the counterparty to terminate these contracts as of those dates.

As of September 30, 2018, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$27,414	$23,469	$42,139	$46,938
Derivatives - Energy Related - Non-Current	8,014	3,997	5,988	6,025
Interest rate contracts:
Derivatives - Other - Current	—	339	—	748
Derivatives - Other - Noncurrent	—	5,125	—	9,622
Total derivatives not designated as hedging instruments under GAAP	$35,428	$32,930	$48,127	$63,333

Total Derivatives	$35,428	$32,930	$48,127	$63,333

SJG:
Derivatives not designated as hedging instruments under GAAP	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$7,951	$2,804	$7,327	$9,270
Derivatives – Energy Related – Non-Current	2	68	5	170
Interest rate contracts:
Derivatives – Other Current	—	291	—	389
Derivatives – Other Noncurrent	—	4,751	—	6,639
Total derivatives not designated as hedging instruments under GAAP	$7,953	$7,914	$7,332	$16,468

Total Derivatives	$7,953	$7,914	$7,332	$16,468

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.
As of September 30, 2018 and December 31, 2017, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2018
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$35,428	$—	$35,428	$(9,872)	(A)	$—	$25,556
Derivatives - Energy Related Liabilities	$(27,466)	$—	$(27,466)	$9,872	(B)	$3,070	$(14,524)
Derivatives - Other	$(5,464)	$—	$(5,464)	$—		$—	$(5,464)
SJG:
Derivatives - Energy Related Assets	$7,953	$—	$7,953	$(287)	(A)	$—	$7,666
Derivatives - Energy Related Liabilities	$(2,872)	$—	$(2,872)	$287	(B)	$—	$(2,585)
Derivatives - Other	$(5,042)	$—	$(5,042)	$—		$—	$(5,042)

As of December 31, 2017
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,127	$—	$48,127	$(24,849)	(A)	$—	$23,278
Derivatives - Energy Related Liabilities	$(52,963)	$—	$(52,963)	$24,849	(B)	$8,832	$(19,282)
Derivatives - Other	$(10,370)	$—	$(10,370)	$—		$—	$(10,370)
SJG:
Derivatives - Energy Related Assets	$7,332	$—	$7,332	$(208)	(A)	$—	$7,124
Derivatives - Energy Related Liabilities	$(9,440)	$—	$(9,440)	$208	(B)	$1,543	$(7,689)
Derivatives - Other	$(7,028)	$—	$(7,028)	$—		$—	$(7,028)

(A) The balances at September 30, 2018 and December 31, 2017 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2018 and December 31, 2017 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2018	2017	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(11)	$(12)	$(35)	$(2,511)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(11)	$(12)	(35)	(36)

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2018	2017	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
(Losses) Gains on energy-related commodity contracts (a)	$(11,225)	$(4,632)	$5,950	$2,200
Gains (Losses) on interest rate contracts (b)	673	52	2,921	(1,332)

Total	$(10,552)	$(4,580)	$8,871	$868

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2018, is $0.7 million. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2018, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.5 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2018	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$36	$36	$—	$—
Derivatives – Energy Related Assets (B)	35,428	1,817	10,952	22,659
	$35,464	$1,853	$10,952	$22,659
SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,953	$405	$—	$7,548
	$7,953	$405	$—	$7,548
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$27,466	$3,991	$11,120	$12,355
Derivatives – Other (C)	5,464	—	5,464	—
	$32,930	$3,991	$16,584	$12,355
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,872	$287	$1,653	$932
Derivatives – Other (C)	5,042	—	5,042	—
	$7,914	$287	$6,695	$932

As of December 31, 2017	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$36	$36	$—	$—
Derivatives – Energy Related Assets (B)	48,127	5,155	21,869	21,103
	$48,163	$5,191	$21,869	$21,103
SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,332	$208	$230	$6,894
	$7,332	$208	$230	$6,894

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$52,963	$10,687	$24,283	$17,993
Derivatives – Other (C)	10,370	—	10,370	—
	$63,333	$10,687	$34,653	$17,993
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$9,440	$1,750	$2,848	$4,842
Derivatives – Other (C)	7,028	—	7,028	—
	$16,468	$1,750	$9,876	$4,842

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at September 30, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$13,821	$9,497	Discounted Cash Flow	Forward price (per dt)	$1.64 - $9.82 [$3.23]	(A)
Forward Contract - Electric	$8,838	$2,858	Discounted Cash Flow	Fixed electric load profile (on-peak)	0% - 100.00% [53.88%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [46.12%]	(B)

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$13,519	$15,686	Discounted Cash Flow	Forward price (per dt)	$1.79 - $12.09 [$3.01]	(A)
Forward Contract - Electric	$7,584	$2,307	Discounted Cash Flow	Fixed electric load profile (on-peak)	36.36% - 100.00% [53.39%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 63.64% [46.61%]	(B)

SJG:

Type	Fair Value at September 30, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$7,548	$932	Discounted Cash Flow	Forward price (per dt)	$2.67- $7.07 [$4.80]	(A)

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$6,894	$4,842	Discounted Cash Flow	Forward price (per dt)	$2.42 - $6.67 [$5.25]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2018 and 2017, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$18,361	$3,110
Other Changes in Fair Value from Continuing and New Contracts, Net	(4,426)	5,778
Settlements	(3,631)	1,416

Balance at end of period	$10,304	$10,304

SJG:
Balance at beginning of period	$5,997	$2,052
Other Changes in Fair Value from Continuing and New Contracts, Net	619	6,616
Settlements	—	(2,052)

Balance at end of period	$6,616	$6,616

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$17,401	$9,035
Other Changes in Fair Value from Continuing and New Contracts, Net	1,352	8,346
Transfers out of Level 3 (A)	(206)	(954)
Settlements	(4,781)	(2,661)

Balance at end of period	$13,766	$13,766

SJG:
Balance at beginning of period	$6,933	$926
Other Changes in Fair Value from Continuing and New Contracts, Net	(1,603)	5,330
Transfers out of Level 3 (A)	(206)	(206)
Settlements	—	(926)

Balance at end of period	$5,124	$5,124

Total gains (losses) included in earnings for SJI for the three and nine months ended September 30, 2018 that are attributable to the change in unrealized gains (losses) relating to those assets and liabilities included in Level 3 still held as of September 30, 2018, are $(4.4) million and $5.8 million, respectively. These gains (losses) are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

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

In April 2018, SJI completed a public offering of Equity Units for gross proceeds of $287.5 million (see Note 4). As of September 30, 2018, these Equity Units were not converted into equity; as such, the net proceeds, after amortization of the underwriting discounts, of $279.1 million are recorded as Long-Term Debt on the condensed consolidated balance sheets.

On June 20, 2018, SJI issued an aggregate of $475.0 million of Floating Rate Senior Notes, Series 2018D, due 2019 on the one-year anniversary of the date of initial issuance. These notes will be repaid using the proceeds of the various contemplated asset sales or refinanced.

On June 26, 2018, ETG (Borrower) and SJI (Guarantor) entered into a $530.0 million, 364-day term loan credit agreement with several lenders. SJI guaranteed this facility until the closing of the Acquisition (see Notes 1 and 17). On June 28, 2018, the lenders funded the term loan facility. At the election of the Company, the term loans will bear interest at a variable base rate or a variable LIBOR. The facility contains among others, a financial covenant, limiting the ratio of total indebtedness to total capitalization of the Company (as defined in the term loan credit agreement) by no more than 0.70 to 1.0, measured at the end of each fiscal quarter. The Company was in compliance with this covenant at September 30, 2018.

The April 2018 and June 2018 debt issuances were used to fund the Acquisition, which closed July 1, 2018 (see Notes 1 and 17).

In August 2018, SJG retired $10.0 million of 7.97% MTN's.

SJI and SJG did not issue or retire any other long-term debt during the nine months ended September 30, 2018.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's accumulated other comprehensive loss (AOCL) for the three and nine months ended September 30, 2018 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at July 1, 2018 (a)	$(36,262)	$(379)	$(10)	$(97)	$(36,748)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	8	—	—	8
Net current period other comprehensive income	—	8	—	—	8
Balance at September 30, 2018 (a)	$(36,262)	$(371)	$(10)	$(97)	$(36,740)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2018 (a)	$(36,262)	$(396)	$(10)	$(97)	$(36,765)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	25	—	—	25
Net current period other comprehensive income	—	25	—	—	25
Balance at September 30, 2018 (a)	$(36,262)	$(371)	$(10)	$(97)	$(36,740)

(a) Determined using a combined average statutory tax rate of 27%.
(b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three and nine months ended September 30, 2018 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$11	$35	Interest Charges
Income Taxes	(3)	(10)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$8	$25

(a) Determined using a combined average statutory tax rate of 27%.

The following table summarizes the changes in SJG's AOCL for the three and nine months ended September 30, 2018 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at July 1, 2018 (a)	$(25,507)	$(473)	$(25,980)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	8	8
Net current period other comprehensive income	—	8	8
Balance at September 30, 2018 (a)	$(25,507)	$(465)	$(25,972)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2018 (a)	$(25,507)	$(490)	$(25,997)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	25	25
Net current period other comprehensive income (loss)	—	25	25
Balance at September 30, 2018 (a)	$(25,507)	$(465)	$(25,972)

(a) Determined using a combined average statutory tax rate of 27%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three and nine months ended September 30, 2018 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Statements of Income
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$11	$35	Interest Charges
Income Taxes	(3)	(10)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$8	$25

(a) Determined using a combined average statutory tax rate of 27%.

16.	REVENUE:

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

Below is a listing of all performance obligations that arise from contracts with customers, along with details on the satisfaction of each performance obligation, the significant payment terms, and the nature of the goods and services being transferred:

Revenue Recognized Over Time:
Reportable Segment	Performance Obligation	Description
SJG Utility Operations; ETG Gas Utility Operations; ELK Gas Utility Operations; Wholesale Energy Operations; Retail Gas and Other Operations	Natural Gas
SJG, ETG and ELK sell natural gas to residential, commercial and industrial customers, and price is based on regulated tariff rates which are established by the BPU or the MPSC, as applicable. There is an implied contract with a customer for the purchase, delivery, and sale of gas, and the customer is billed monthly, with payment due within 30 days. SJRG sells natural gas to commercial customers at either a fixed quantity or at variable quantities based on a customer's needs. Payment is due on the 25th of each month for the previous month's deliveries. SJE sells natural gas to commercial, industrial and residential customers at fixed prices throughout the life of the contract, with the customer billed monthly and payment due within 30 days. For all four segments, revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably as the customer uses natural gas, which represents satisfaction of the performance obligation.

SJG Utility Operations; ETG Gas Utility Operations; ELK Gas Utility Operations; Wholesale Energy Operations	Pipeline transportation capacity
SJG, ETG and SJRG sell pipeline transportation capacity on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. These contracts to sell this capacity are at a price, quantity and time period agreed to by both parties determined on a contract by contract basis. Payment is due on the 25th of each month for the previous month's deliveries. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.

Wholesale Energy Operations	Fuel Management Services
SJRG currently has eleven fuel supply management contracts where SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. Natural gas is sold to the merchant generator daily based on its needs, with payment made either weekly or biweekly depending on the contract. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.

Retail Electric Operations	Electricity
SJE sells electricity to commercial, industrial and residential customers at fixed prices throughout the life of the contract, with the customer billed monthly and payment due within 30 days. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably coinciding with the delivery of electricity and the customer obtaining control, which represents satisfaction of the performance obligation.

On-Site Energy Production	Solar
Marina has several wholly-owned solar projects that earn revenue based on electricity generated. The customer pays monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kwh's of energy are generated (i.e., unit of output), which is when revenue is recognized. As disclosed in Note 1, solar assets are in the process of being sold to a third party; however, as of September 30, 2018, all solar assets were still owned by Marina.

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
The customer is billed based on a contracted amount of SREC's to be sold, with the price based on the market price of the SRECs at the time of generation. This does not represent variable consideration as the price is known and established at the time of generation and delivery to the customer. The performance obligation is satisfied at the point in time the SREC is delivered to the customer, which is when revenue is recognized. Payment terms are approximately 10 days subsequent to delivery. As disclosed in Note 1, SJI has entered into an agreement to sell SREC's generated to a third party; as a result, no revenue with customers from SREC agreements was recorded for the three months ended September 30, 2018.

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
SJI revenues from contracts with customers totaled $314.5 million and $960.3 million for the three and nine months ended September 30, 2018, respectively. SJG revenues from contracts with customers totaled $49.5 million and $307.5 million for the three and nine months ended September 30, 2018, respectively. The SJG balance is a part of the SJG utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK gas utility operating segments, and (b) both utility and nonutility revenue from derivative contracts at the SJG and ETG gas utility, wholesale energy, retail gas and retail electric operating segments.

SJI and SJG disaggregate revenue from contracts with customers into customer type and product line. SJI and SJG have determined that disaggregating revenue into these categories achieves the disclosure objective in ASC 606 to depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. Further, disaggregating revenue into these categories is consistent with information regularly reviewed by the CODM in evaluating the financial performance of SJI's operating segments. SJG only operates in the SJG Utility Operations segment. See Note 6 for further information regarding SJI's operating segments.

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three and nine months ended September 30, 2018 (in thousands):

Three Months Ended September 30, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$26,683	$16,193	$222	$—	$—	$9,691	$—	$509	$—	$53,298
Commercial & Industrial	19,109	11,946	496	173,363	12,487	27,755	15,317	—	(4,032)	256,441
OSS & Capacity Release	3,066	—	—	—	—	—	—	—	—	3,066
Other	658	978	26	—	—	—	—	—	—	1,662
	$49,516	$29,117	$744	$173,363	$12,487	$37,446	$15,317	$509	$(4,032)	$314,467
Product Line:
Gas	$49,516	$29,117	$718	$173,363	$12,487	$—	$—	$—	$(1,579)	$263,622
Electric	—	—	—	—	—	37,446	—	—	(2,453)	34,993
Solar	—	—	—	—	—	—	5,392	—	—	5,392
CHP	—	—	—	—	—	—	8,151	—	—	8,151
Landfills	—	—	—	—	—	—	1,774	—	—	1,774
Other	—	—	26	—	—	—	—	509	—	535
	$49,516	$29,117	$744	$173,363	$12,487	$37,446	$15,317	$509	$(4,032)	$314,467

Nine Months Ended September 30, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$217,927	$16,193	$222	$—	$—	$24,178	$—	$1,480	$—	$260,000
Commercial & Industrial	78,478	11,946	496	423,585	60,854	72,135	61,208	—	(20,508)	688,194
OSS & Capacity Release	9,242	—	—	—	—	—	—	—	—	9,242
Other	1,860	978	26	—	—	—	—	—	—	2,864
	$307,507	$29,117	$744	$423,585	$60,854	$96,313	$61,208	$1,480	$(20,508)	$960,300
Product Line:
Gas	$307,507	$29,117	$718	$423,585	$60,854	$—	$—	$—	$(8,067)	$813,714
Electric	—	—	—	—	—	96,313	—	—	(6,134)	90,179
Solar	—	—	—	—	—	—	33,133	—	(6,307)	26,826
CHP	—	—	—	—	—	—	23,165	—	—	23,165
Landfills	—	—	—	—	—	—	4,910	—	—	4,910
Other	—	—	26	—	—	—	—	1,480	—	1,506
	$307,507	$29,117	$744	$423,585	$60,854	$96,313	$61,208	$1,480	$(20,508)	$960,300

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/18	$202,379	$73,377
Ending balance as of 9/30/18	220,561	29,313
Increase (Decrease)	$18,182	$(44,064)
SJG:
Beginning balance as of 1/1/18	$78,571	$54,980
Ending balance as of 9/30/18	72,010	7,995
Increase (Decrease)	$(6,561)	$(46,985)

(1) Included in Accounts Receivable in the condensed consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers.

(2) Included in Unbilled Revenues in the condensed consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional. The change in unbilled revenues for the nine months ended September 30, 2018 is due primarily to the timing difference between SJI and SJG delivering the commodity to the customer and the customer actually receiving the bill for payment.

17.	BUSINESS COMBINATION:

On July 1, 2018, the Company completed the previously announced acquisitions of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"). The Company completed the Acquisition for total consideration of $1.74 billion in cash, inclusive of $40.4 million of certain net working capital adjustments. Of the total, $1.73 billion relates to the acquisition of ETG, while $11.0 million relates to the acquisition of the ELK. In the second quarter of 2018, the Company completed public equity offerings and issued long-term debt to help fund the Acquisition (see Notes 4 and 14, respectively). The Acquisition supports the Company’s strategy of earnings growth derived from high-quality, regulated utilities. Further, the Acquisition expands the Company’s customer base in the natural gas industry, which drives efficiencies by providing a greater operating scale.

Preliminary purchase price allocations

The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with GAAP, which includes GAAP for regulated operations. Under the acquisition method of accounting, the total estimated purchase price of an acquisition is allocated to the net assets based on their estimated fair values. ETG's and ELK's regulated natural gas distribution operations are subject to rate-setting authorities of the BPU and the MPSC, respectively, which includes provisions in place that provide revenues to recover costs of service, including a carrying charge on most net assets and liabilities. Given the regulatory environment under which ETG and ELK operate, the historical book value of the assets acquired and liabilities assumed approximate fair value.

The Company has not finalized its valuation of certain assets and liabilities in connection with the Acquisition. As such, the estimated measurements recorded to date are subject to change and these changes, if any, could be material. Any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations and cash flows. The final determination of these fair values will be completed as soon as possible but no later than one year from the Acquisition date.

The preliminary purchase price for the Acquisition has been allocated to the assets acquired and liabilities assumed as of the acquisition date and is as follows:

(in thousands)	ETG and ELK
Property, Plant and Equipment	$1,089,071
Accounts Receivable	39,023
Natural Gas in Storage	12,204
Materials and Supplies	345
Other Prepayments and Current Assets	200
Regulatory Assets	137,334
Goodwill	756,247
Total assets acquired	2,034,424
Accounts Payable	13,173
Other Current Liabilities	9,241
Environmental Remediation Costs - Current	7,100
Pension and Other Postretirement Benefits	7,183
Environmental Remediation Costs - Non Current	67,532
Regulatory Liabilities	188,510
Other	1,310
Total liabilities assumed	294,049
Total net assets acquired	$1,740,375

Goodwill of $756.2 million arising from the Acquisition includes the potential synergies between ETG, ELK and the Company. The goodwill, which is deductible for income tax purposes, was assigned to the ETG and ELK Utility Operations segments.

Conditions of approval

The Acquisition was subject to regulatory approval from the BPU and the MPSC. Approvals were obtained from both commissions, subject to various conditions. As a requirement for approval of ETG, the BPU mandated that the Company pay $15.0 million to existing ETG customers in the form of a one-time credit. As a requirement for approval of ELK, the MPSC mandated that the Company pay $0.3 million to existing ELK customers in the form of a one-time payout. See Note 7 to the unaudited condensed consolidated financial statements. Other key conditions of approval related to the acquisition include but are not limited to ETG filing a base rate case no later than June 2020.  Prior to its next base rate case, ETG will be required to maintain a capital structure that consists of no less than 46% common equity which excludes goodwill.  In addition, the Company will need to complete a refinancing related to its $530.0 million 364-day term loan credit agreement to a long term permanent financing plan within 180 days of the close.

Financial information of the acquirees

The amount of ETG and ELK revenues included in the Company's unaudited condensed consolidated statement of income for both the three and nine months ended September 30, 2018 is $29.9 million. The amount of ETG and ELK earnings included in the Company's condensed unaudited consolidated statements of income for both the three and nine months ended September 30, 2018 is a net loss of $18.2 million.

During the three and nine months ended September 30, 2018, the Company recorded $19.8 million and $47.1 million of acquisition-related expenses directly related to the Acquisition. Included in both periods is $15.3 million payments to customers under "Conditions of approval" above.

Supplemental disclosure of pro forma information

The following supplemental unaudited pro forma information presents the combined results of SJI, ETG, and ELK as if the Acquisition occurred on January 1, 2017. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Acquisition been made on January 1, 2017, nor is it indicative of any future results.

The pro forma results include adjustments for the financing impact of the Acquisition, along with the tax-related impacts. Other material non-recurring adjustments are reflected in the pro forma and described below:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$302,480	$258,021	$1,240,240	$1,106,409
Net (loss) income	$(25,116)	$(46,393)	$38,307	$(33,008)
Earnings (loss) per share	$(0.29)	$(0.54)	$0.46	$(0.39)

The supplemental unaudited pro forma net income for the three and nine months ended September 30, 2018 were adjusted to exclude $18.9 million and $32.1 million, respectively, of acquisition-related costs, which includes one-time regulatory approval costs, but excludes financing adjustments and recurring charges.

The supplemental unaudited pro forma net income for the nine months ended September 30, 2017 were adjusted to include $46.5 million of acquisition-related costs, which excludes financing adjustments and recurring charges.

18.	SUBSEQUENT EVENTS:

In October 2018, Marina closed on the sale of two tranches of sites related to the sale of Marina's portfolio of solar energy assets to a third-party buyer (see Note 1). Included in these tranches of sites were the wholly-owned subsidiaries of MCS, NBS and SBS. Total consideration received in October 2018 was approximately $117.8 million, while total consideration received on the transaction to date is $180.3 million, which includes $62.5 million of SREC's received in July 2018 (see Note 1).

In October 2018, the Company announced it will offer an early retirement incentive program (ERIP) for eligible non-union employees. The Company also announced that it will eliminate retiree medical benefits for current active non-union employees.

Consistent with acquisition approval, SJI was required to develop a plan, in concert with the BPU, to address the remaining aging infrastructure at ETG. In October 2018, ETG filed an IIP petition with the BPU seeking authorization to recover the costs associated with its proposed investment of approximately $518.0 million from 2019-2023 necessary to, among other things, replace its cast-iron and low-pressure vintage main and related services. The design of ETGs IIP includes a request for timely recovery of ETG's investment on a semi-annual basis through a separate Rider recovery mechanism. A final decision from the BPU is anticipated in 2019.

In October 2018, SJG entered into an unsecured, $400.0 million term loan credit agreement (the “Credit Agreement”), under which SJG can borrow up to an aggregate of $400.0 million until October 2019. All loans under the Credit Agreement become due and payable in April 2020. Any amounts repaid prior to the maturity date cannot be reborrowed.

In October 2018, SJG received approval from the BPU on its EEP and EEP IV programs. See Note 7.

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

•	SJG - This section describes the financial condition and results of operations of SJG, a wholly-owned subsidiary of SJI Utilities, Inc, which comprises the SJG utility operations segment.

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of each company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's unaudited condensed consolidated financial statements and the combined Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Six types of transactions presented in our unaudited condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, revenue recognition, and impairment of long-lived assets. A discussion of these estimates and assumptions may be found in SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

Business Combination - On July 1, 2018, the Company completed the previously announced acquisitions of Elizabethtown Gas Company ("ETG") and Elkton Gas Company ("ELK") of Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"). See detailed discussions concerning the Acquisition and their impact on SJI, including the accounting for business combinations, in Note 17 to the unaudited condensed consolidated financial statements.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the unaudited condensed consolidated financial statements.

Regulatory Actions — Other than the changes discussed in Note 7 to the unaudited condensed consolidated financial statements, including the Acquisition, there have been no significant regulatory actions since December 31, 2017. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

Environmental Remediation — Other than the changes discussed in Note 8 and Note 11 to the unaudited condensed consolidated financial statements, including the Acquisition, there have been no significant changes to the status of SJI’s and SJG's environmental remediation efforts since December 31, 2017. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017.

Impairment of Long-Lived Assets — Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the unaudited condensed consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.  SJI and SJG determine the fair values by using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, and include key inputs such as forecasted revenues, operating expenses and discount rates. See Note 1 to the unaudited condensed consolidated financial statements.

Operating Segments:

SJI operates in several different reportable operating segments. These segments are as follows:

•	SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.

▪	ETG utility operations consist of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.

•	ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland.

•	Wholesale energy operations include the activities of South Jersey Resources Group, LLC (SJRG) and South Jersey Exploration, LLC (SJEX).

•	South Jersey Energy Company (SJE) is involved in both retail gas and retail electric activities.

◦	Retail gas and other operations include natural gas acquisition and transportation service business lines.

◦	Retail electric operations consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of the thermal energy facility of Marina Energy, LLC (Marina) and other energy-related projects. Also included in this segment are the activities of ACB Energy Partners, LLC (ACB), AC Landfill Energy, LLC (ACLE), BC Landfill Energy, LLC (BCLE), SC Landfill Energy, LLC (SCLE), SX Landfill Energy, LLC (SXLE), MCS Energy Partners, LLC (MCS), NBS Energy Partners, LLC (NBS) and SBS Energy Partners, LLC (SBS). As discussed in Notes 1 and 18 to the condensed consolidated financial statements, in October 2018, Marina closed on the sale of the first group of sites related to Marina's portfolio of solar energy assets to a third party. Included in this group of sites were the wholly-owned subsidiaries of MCS, NBS and SBS.

•
Appliance service operations includes South Jersey Energy Service Plus, LLC (SJESP), which serviced residential and small commercial HVAC systems, installed small commercial HVAC systems, provided plumbing services and serviced appliances under warranty via a subcontractor arrangement as well as on a time and materials basis. On September 1, 2017, SJESP sold certain assets of its residential and small commercial HVAC and plumbing business to a third party. SJESP continues to receive commissions paid on service contracts from the third party and will do so on a going forward basis.

•	SJI Midstream, LLC (Midstream) was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•	Corporate & Services segment includes the costs related to ETG and ELK, along with other unallocated costs.

SJI groups its utility businesses under its wholly-owned subsidiary SJI Utilities (SJIU). This group consists of gas utility operations of SJG, ETG and ELK. SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended September 30, 2018 decreased $8.1 million to a net loss of $45.7 million compared with the same period in 2017. The significant drivers for the overall change were as follows:

•
In connection with the Acquisition (see Notes 1 and 17 to the unaudited condensed consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter 2018. This contributed a net loss of $18.2 million for the three months ended September 30, 2018, which included approximately $11.1 million (after-tax) of credits provided to customers of ETG and ELK in the third quarter 2018 (see Note 7 to the unaudited condensed consolidated financial statements).

•
SJI recorded $11.5 million (after-tax) of financing costs and other charges in connection with the Acquisition (see Note 14 and 17 to the unaudited condensed consolidated financial statements). These costs are recorded in the Corporate & Services segment.

•
The net income contribution from gas utility operations at SJG for the three months ended September 30, 2018 decreased $3.2 million to a net loss of $9.0 million, primarily due to an overall increase in depreciation, interest and operations expenses, partially offset by customer growth.

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2018 decreased $1.8 million to a net loss of $8.6 million compared with the same period in 2017, primarily due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below. This was partially offset by higher margins on daily energy trading activities as discussed under "Gross Margin - Energy Group" below.

•
The net income contribution from on-site energy production at Marina for the three months ended September 30, 2018 increased $24.8 million to a net loss of $0.6 million, primarily due to an impairment charge recorded on solar generating facilities located in the state of Maryland during the third quarter of 2017. This was partially offset with decreased net income due to the sale of certain Solar Renewable Energy Credits ("SREC's") (see Note 1 to the unaudited condensed consolidated financial statements).

•
The net income contribution from the retail gas and electric operations at SJE for the three months ended September 30, 2018 increased $1.3 million to $0.8 million compared with the same period in 2017, primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below, along with the impact of Tax Reform, as discussed in Note 1 to the condensed consolidated financial statements.

SJI's net income for the nine months ended September 30, 2018 decreased $20.7 million to a net loss of $28.3 million compared with the same period in 2017. The significant drivers for the overall change were as follows:

•
The net income contribution from on-site energy production at Marina for the nine months ended September 30, 2018 decreased $52.9 million to a net loss of $81.8 million, primarily due to $74.2 million (after-tax) of impairment charges taken on solar generating facilities in the second quarter of 2018, which were primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets. Also contributing were consulting and legal costs incurred as a result of the expected sale. This was partially offset by an impairment charge recorded on solar generating facilities located in the state of Maryland during the third quarter of 2017 that did not occur in 2018.

•
SJI recorded $30.1 million (after-tax) of financing costs and other charges in connection with the Acquisition (see Note 14 and 17 to the unaudited condensed consolidated financial statements). These costs are recorded in the Corporate & Services segment.

•
In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter 2018. This contributed a net loss of $18.2 million for the nine months ended September 30, 2018, which included approximately $11.1 million (after-tax) of credits provided to customers of ETG and ELK in the third quarter 2018 (see Note 7 to the unaudited condensed consolidated financial statements).

•	The net income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2018 increased $66.7 million to $40.1 million primarily due to the following:

◦
$30.0 million increase primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018, as discussed under "Gross Margin - Energy Group" below. Also contributing was the impact of the Tax Cuts and Jobs Act (Tax Reform), as discussed in Note 1 to the unaudited condensed consolidated financial statements.

◦
$27.9 million increase due to lower legal fees, reserves and interest recorded on a pricing dispute between SJI and a gas supplier as compared with the same period in 2017 (see Note 11 to the unaudited condensed consolidated financial statements).

◦	$5.8 million increase resulting from an unfavorable legal settlement that occurred during the second quarter of 2017, which SJRG did not incur in 2018.

◦
$3.0 million increase due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below. This change was also impacted by Tax Reform.

•
The net income contribution from gas utility operations at SJG for the nine months ended September 30, 2018 increased $16.4 million to $59.3 million, primarily due to the base rate case settlement, the roll-in of investments for infrastructure replacement and improvement, along with customer growth, partially offset with an overall increase in depreciation, interest and operations expenses.

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

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (ii) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; (iii) less the impact of transactions or contractual arrangements where the true economic impact will be realized in a future period, along with other events that management believes make period to period comparisons of SJI's operations difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, for the three and nine months ended September 30, 2018 and 2017, Economic Earnings excludes the following:

•
For the nine months ended September 30, 2018, Economic Earnings excludes approximately $99.2 million (pre-tax) of impairment charges recorded on solar generating facilities, which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets. See Note 1 to the unaudited condensed consolidated financial statements.

•
For the three and nine months ended September 30, 2018, Economic Earnings excludes $2.9 million and $38.4 million (pre-tax), respectively, of various costs related to the Acquisition as well as to a series of agreements whereby Marina will sell its portfolio of solar energy assets to a third-party buyer. See Note 17 to the unaudited condensed consolidated financial statements.

•
For the three and nine months ended September 30, 2018, Economic Earnings excludes approximately $15.3 million (pre-tax) of credits to ETG and ELK customers. See Note 7 to the unaudited condensed consolidated financial statements.

•
For the three and nine months ended September 30, 2018 and 2017, Economic Earnings excludes the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred, along with the realized difference in the market value of the commodity (including financial hedges). Economic Earnings also excludes, for the three and nine months ended September 30, 2017, the impact of a 2017 settlement of a legal claim stemming from a dispute related to a three-year capacity management contract with a counterparty, including legal fees incurred.

•
For the nine months ended September 30, 2017, Economic Earnings excludes an approximately $2.4 million pre-tax loss related to a new interest rate derivative and amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in Accumulated Other Comprehensive Loss (AOCL). SJI reclassified this amount from AOCL to Interest Charges on the condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. See Note 12 to the unaudited condensed consolidated financial statements.

•
For the three and nine months ended September 30, 2017, Economic Earnings excludes approximately $43.9 million and $44.2 million, respectively, of pre-tax charges related to impairment charges taken in the first and third quarters of 2017 on solar generating facilities, for which the economic impact will not be realized until a future period. See Note 1 to the unaudited condensed consolidated financial statements.

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

Economic Earnings for the three months ended September 30, 2018 decreased $19.2 million to a loss of $23.2 million compared with the same period in 2017. The significant drivers for the overall change were as follows:

•
SJI recorded $8.7 million (after-tax) of financing costs relating to the debt that was issued during the second quarter of 2018 (see Note 14 to the unaudited condensed consolidated financial statements).

•
In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK gas utility operations beginning July 2018 (see Note 17 to the unaudited condensed consolidated financial statements), contributing a net loss of $7.1 million for the three months ended September 30, 2018, excluding the customer credits discussed above.

•
The income contribution from on-site energy production at Marina for the three months ended September 30, 2018 decreased $3.4 million to a net loss of $1.8 million primarily due to the sale of solar assets (see Note 1 to the unaudited condensed consolidated financial statements).

•
The income contribution from gas utility operations at SJG for the three months ended September 30, 2018 decreased $3.2 million to a loss of approximately $9.0 million, primarily due to an overall increase in depreciation, interest and operations expenses, partially offset by customer growth.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2018 increased $2.3 million to $2.3 million primarily due to higher margins on daily energy trading activities.

Economic Earnings for the nine months ended September 30, 2018 increased $24.6 million to $82.7 million compared with the same period in 2017. The significant drivers for the overall change were as follows:

•
The income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2018 increased $30.0 million to $39.2 million, primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018, as discussed under "Gross Margin - Energy Group" below. Also contributing was the impact of Tax Reform, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

•
The income contribution from gas utility operations at SJG for the nine months ended September 30, 2018 increased $16.4 million to $59.3 million, primarily due to the base rate case settlement, the roll-in of investments for infrastructure replacement and improvement, along with customer growth, partially offset with an overall increase in depreciation, interest and operations expenses.

•
SJI recorded $8.7 million (after-tax) of financing costs relating to the debt that was issued during the second quarter of 2018 (see Note 14 to the unaudited condensed consolidated financial statements).

•
In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK gas utility operations beginning July 2018 (see Note 17 to the unaudited condensed consolidated financial statements), contributing a net loss of $7.1 million for the nine months ended September 30, 2018, excluding the customer credits discussed above.

•
The income contribution from on-site energy production at Marina for the nine months ended September 30, 2018 decreased $2.7 million to a net loss of $2.6 million primarily due to the sale of solar assets (see Note 1 to the unaudited condensed consolidated financial statements).

•
The income contribution from the retail gas and electric operations at SJE for the nine months ended September 30, 2018 decreased $1.5 million to a net loss of $1.2 million primarily due to the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Also contributing was a lower tax benefit on SJE's net loss as a result of Tax Reform.

The following table presents a reconciliation of SJI's income/(loss) from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss from Continuing Operations	$(45,642)	$(37,548)	$(28,129)	$(7,413)
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	10,623	4,649	(8,870)	(924)
Realized Losses on Inventory Injection Hedges	—	—	—	332
Unrealized Loss on Property, Plant and Equipment (A)	—	43,966	99,233	44,222
Net Losses from Legal Proceedings (B)	1,726	6,292	4,732	61,899
Acquisition/Sale Costs (C)	2,859	—	38,382	—
Customer Credits (D)	15,333	—	15,333	—
Other (E)	—	(47)	—	2,257
Income Taxes (F)	(8,110)	(21,284)	(37,985)	(42,312)
Economic Earnings	$(23,211)	$(3,972)	$82,696	$58,061

Earnings per Share from Continuing Operations	$(0.53)	$(0.47)	$(0.34)	$(0.09)
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	0.12	0.06	(0.10)	(0.01)
Unrealized Loss on Property, Plant and Equipment (A)	—	0.55	1.18	0.55
Net Losses from Legal Proceedings (B)	0.02	0.08	0.06	0.78
Acquisition/Sale Costs (C)	0.03	—	0.46	—
Customer Credits (D)	0.18	—	0.18	—
Other (E)	—	—	—	0.03
Income Taxes (F)	(0.09)	(0.27)	(0.45)	(0.53)
Economic Earnings per Share	$(0.27)	$(0.05)	$0.99	$0.73

The effect of derivative instruments not designated as hedging instruments under GAAP in the unaudited condensed consolidated statements of income (see Note 12 to the unaudited condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (gains (losses) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Losses) Gains on Energy Related Commodity Contracts	$(11,225)	$(4,632)	$5,950	$2,200
Gains (Losses) on Interest Rate Contracts	673	52	2,921	(1,332)
Total before income taxes	(10,552)	(4,580)	8,871	868
Unrealized mark-to-market (losses) gains on derivatives held by affiliated companies, before taxes	(71)	(69)	(1)	56
Total unrealized mark-to-market (losses) gains on derivatives	(10,623)	(4,649)	8,870	924
Realized Losses on Inventory Injection Hedges	—	—	—	(332)
Unrealized Loss on Property, Plant and Equipment (A)	—	(43,966)	(99,233)	(44,222)
Net Losses from Legal Proceedings (B)	(1,726)	(6,292)	(4,732)	(61,899)
Acquisition/Sale Costs (C)	(2,859)	—	(38,382)	—
Customer Credits (D)	(15,333)	—	(15,333)	—
Other (E)	—	47	—	(2,257)
Income Taxes (F)	8,110	21,284	37,985	42,312
Total reconciling items between income (losses) from continuing operations and economic earnings	$(22,431)	$(33,576)	$(110,825)	$(65,474)

(A) Represents impairment charges taken on solar generating facilities in 2018, which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, and in 2017, which was primarily driven by declining market conditions at that time, specifically market prices of SRECs. See Note 1 to the unaudited condensed consolidated financial statements.

(B) Represents net losses from two separate legal proceedings: (a) charges, including interest, legal fees, and the realized difference in the market value of the commodity (including financial hedges), resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014; and (b) a charge in the nine months ended September 30, 2017, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract. Since the net losses relate to purchase transactions that primarily occurred in prior periods, these amounts are excluded from Economic Earnings.

(C) Represents costs incurred in connection with the acquisition of the assets of Elizabethtown Gas and Elkton Gas. See Note 17 to the unaudited condensed consolidated financial statements. Also represents costs incurred to enter into series of agreements whereby Marina will sell its portfolio of solar energy assets to a third-party buyer. See Note 1 to the condensed consolidated financial statements.

(D) Represents credits to ETG and ELK customers. See Note 7 to the unaudited condensed consolidated financial statements.

(E) Included in this amount are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified this amount from AOCL to Interest Charges on the unaudited condensed consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. Also included is additional depreciation expense within Economic Earnings on a solar generating facility where an impairment charge was recorded in the past, which reduced the depreciable basis and recurring depreciation expense, and the related reduction in depreciation expense was added back in the prior year.

(F) Determined using a combined average statutory tax rate of approximately 27% and 40% for 2018 and 2017, respectively.

SJI Utilities:

SJG Utility Operations:
The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Utility Operating Revenues:
Firm Sales -
Residential	$25,617	$22,797	208,555	$172,887
Commercial	7,436	6,805	46,663	43,445
Industrial	608	499	3,378	2,988
Cogeneration & Electric Generation	2,908	1,771	5,957	3,233
Firm Transportation -
Residential	1,066	1,238	9,372	9,271
Commercial	4,601	4,293	27,136	22,457
Industrial	5,793	5,193	17,842	14,655
Cogeneration & Electric Generation	977	1,076	3,327	3,310

Total Firm Revenues	49,006	43,672	322,230	272,246

Interruptible Sales	86	—	209	22
Interruptible Transportation	244	195	822	627
Off-System Sales	4,636	20,795	36,821	67,994
Capacity Release	2,071	1,776	6,720	5,056
Other	328	317	829	875
	56,371	66,755	367,631	346,820
Less: Intercompany Sales	(780)	(1,282)	(4,669)	(3,640)
Total Utility Operating Revenues	55,591	65,473	362,962	343,180
Less:
Cost of Sales - Utility	16,079	29,499	125,266	135,567
Less: Intercompany Cost of Sales	(780)	(1,282)	(4,669)	(3,640)
Total Cost of Sales - Utility (Excluding depreciation)	15,299	28,217	120,597	131,927
Conservation Recoveries*	1,582	1,133	10,546	4,927
RAC Recoveries*	4,086	2,501	12,258	7,502
EET Recoveries*	365	297	1,342	983
Revenue Taxes	150	156	696	790
Utility Margin**	$34,109	$33,169	$217,523	$197,051

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Utility Margin:
Residential	$18,997	$16,662	$147,803	$114,162
Commercial and Industrial	12,944	10,620	65,099	50,277
Cogeneration and Electric Generation	1,356	1,261	3,547	3,482
Interruptible	50	11	77	48
Off-System Sales & Capacity Release	553	775	3,096	3,407
Other Revenues	653	724	1,695	1,573
Margin Before Weather Normalization & Decoupling	34,553	30,053	221,317	172,949
CIP Mechanism	(1,187)	2,165	(6,091)	21,306
EET Mechanism	743	951	2,297	2,796
Utility Margin**	$34,109	$33,169	$217,523	$197,051

Degree Days:	12	48	2,973	2,631

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on SJG's financial results.
**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues

Revenues from the gas utility operations at SJG decreased $10.4 million, or 15.6%, for the three months ended September 30, 2018 compared with the same period in 2017. Excluding intercompany transactions, revenues decreased $9.9 million, or 15.1%, for the three months ended September 30, 2018 compared with the same period in 2017.

Revenues from the gas utility operations at SJG increased $20.8 million, or 6.0%, for the nine months ended September 30, 2018 compared with the same period in 2017. Excluding intercompany transactions, revenues increased $19.8 million, or 5.8%, for the nine months ended September 30, 2018 compared with the same period in 2017.

The main driver for the increased revenue was higher firm sales. Total firm revenue increased $5.3 million, or 12.2%, and $50.0 million, or 18.4%, for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017 as a result of colder weather and additional customers. Additionally, firm sales increased due to base rate increases related to the settlement of SJG's base rate case, effective November 1, 2017. While changes in gas costs and Basic Gas Supply Service (BGSS) recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Partially offsetting these increases was the impact of Off-System Sales (OSS) volume, discussed under "Throughput - Gas Utility Operations" below, which resulted in corresponding decreases of $16.2 million, or 77.7%, and $31.2 million, or 45.8%, in OSS revenues for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

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

Total Utility Margin increased $0.9 million, or 2.8%, and $20.5 million, or 10.4%, for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. The three month comparative period change was not significant.

The nine month comparative period increase is primarily due to the base rate case settlement and the roll-in of Storm Hardening and Reliability Program (SHARP) and Accelerated Infrastructure Replacement Program II (AIRP II) investments, partially offset by the deferral of excess taxes billed which will be returned to ratepayers (see Note 7 to the unaudited condensed consolidated financial statements). The rolling into base rates of infrastructure and system improvements and the related expenses, effective November 1, 2017, contributed approximately $31.9 million of additional Utility Margin in 2018 and the rolling into base rates of SHARP and AIRP II investments contributed approximately $6.1 million of additional Utility Margin in 2018. Margin was reduced by $3.0 million and $19.3 million for the three and nine months ended September 30, 2018, respectively, due to the deferral of the excess taxes, with a corresponding decrease in tax expense.

The Conservation Incentive Program (CIP) tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism reduced Utility Margin by $1.2 million, or $0.9 million after taxes, for the three months ended September 30, 2018, primarily due to variation in customer usage than the same period in 2017. For the nine months ended September 30, 2018, the CIP mechanism reduced Utility Margin by $6.1 million, or $4.4 million after taxes, primarily due to variation in customer usage and weather that was 13.0% colder than normal.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three and nine months ended September 30 (in thousands, except for degree day data).

Three and Nine Months Ended September 30, 2018
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$16,062
Commercial & Industrial	5,846
Firm & Interruptible Transportation -
Residential	131
Commercial & Industrial	6,100
Other	978
Total Firm & Interruptible Revenues	29,117
Less:
Total Cost of Sales - Utility (Excluding depreciation)	7,664
Regulatory Rider Expenses*	632
Utility Margin**	$20,821

Utility Margin:
Residential	$10,754
Commercial & Industrial	9,696
Regulatory Rider Expenses*	371
Utility Margin**	$20,821

Degree Days	25

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on ETG financial results.
**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" above. The definition of Utility Margin is the same for SJG, ETG and ELK gas utility operations.

As ETG was acquired on July 1, 2018, there is no activity for the prior year period, and the three and nine month activity is the same (see Note 1 and 17 to the unaudited condensed consolidated financial statements). ETG consists of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey. ETG's operating revenues of $29.1 million for the three months ended September 30, 2018 consists of firm sales and transportation, as well as interruptible sales and transportation. ETG does not have any off-system sales. The Utility Margin at ETG of $20.8 million is considered a non-GAAP measure and calculated the same as SJG as discussed under "Utility Margin" above.

ELK Utility Operations - The activities of ELK utility operations are deemed to be immaterial for further disclosure.

Nonutility:

Operating Revenues - Energy Group -  Combined revenues for Energy Group, net of intercompany transactions, increased $69.8 million, or 52.9%, to $201.9 million, and $122.0 million, or 25.3%, to $604.2 million, for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $64.0 million to $134.6 million for the three months ended September 30, 2018 compared with the same period in 2017, primarily due to revenues earned on gas supply contracts with electric generation facilities, including three that began operations in late 2017 or in the first quarter of 2018. Partially offsetting this increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $7.9 million for the three months ended September 30, 2018 compared with the same period in 2017.

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $117.5 million to $391.5 million for the nine months ended September 30, 2018 compared with the same period in 2017. This increase was primarily due to an overall increase in sales due to cold weather experienced in the first quarter of 2018, along with revenues earned on gas supply contracts with electric generation facilities as discussed above. Also contributing to the overall comparative period increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $4.0 million for the nine months ended September 30, 2018 compared with the same period in 2017.

Revenues from retail gas operations at SJE, net of intercompany transactions, remained flat at $17.7 million for both the three months ended September 30, 2018 and 2017. Revenues from retail gas operations at SJE, net of intercompany transactions, increased $4.0 million, or 5.3%, to $79.1 million for the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to an increase in sales volumes due to cold weather experienced during the first quarter of 2018.

Revenues from retail electric operations at SJE, net of intercompany transactions, increased $5.8 million, or 13.3%, to $49.5 million and $0.5 million, or 0.4%, to $133.5 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to higher average Locational Marginal Price (LMP) per megawatt hour. Partially offsetting the nine month comparative period increase was lower sales volumes in the first two quarters of 2018 resulting from the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards.

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

Operating Revenues - Energy Services - Combined revenues for Energy Services, net of intercompany transactions, decreased $14.5 million, or 48.7%, to $15.2 million and $17.2 million, or 23.9%, to $54.8 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017.

Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $13.4 million, or 47.7%, to $14.7 million and $13.5 million, or 20.2%, to $53.3 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to a lack of SREC revenue in the third quarter 2018 as a result of the sale of solar assets to a third party buyer (see Note 1 to the unaudited condensed consolidated financial statements). This was partially offset by increased production at the thermal facility.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $1.0 million, or 67.2%, to $0.5 million and $3.7 million, or 71.5%, to $1.5 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017 primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the unaudited condensed consolidated financial statements).

Gross Margin - Nonutility -  Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the unaudited condensed consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 16 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2017, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of income.

Gross margin for our nonutility business totaled $7.2 million and $125.5 million for the three and nine ended September 30, 2018, respectively. Gross margin is broken out between Energy Group and Energy Services, which are defined as categories of segments in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group - Combined gross margins for Energy Group increased $0.4 million to a loss of $5.5 million and $90.7 million to $69.3 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. These changes were primarily due to the following:

•
Gross margin from the wholesale energy operations at SJRG decreased $1.0 million to a loss of $9.2 million for the three months ended September 30, 2018 compared with the same period in 2017, primarily due to a $7.9 million decrease resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings. This was partially offset with higher margins on daily energy trading activities .

•	Gross margin from the wholesale energy operations at SJRG increased $92.0 million to $62.3 million for the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to:

◦
$40.6 million charge from prior year recorded on a pricing dispute between SJI and a gas supplier during the first quarter of 2018 versus 2017 (see Note 11 to the unaudited condensed consolidated financial statements).

◦	$4.0 million increase resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings.

◦	$9.5 million increase due to an unfavorable settlement of a legal dispute that occurred in the second quarter of 2017, which SJRG did not incur in 2018.

◦
The remaining $37.9 million increase is primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of September 30, 2018, the wholesale energy operations had 8.6 Bcf of storage and 556,982 dts/day of transportation under contract.

•
Gross margin from SJE’s retail gas and other operations increased $0.6 million to $2.3 million and decreased $0.4 million to $2.9 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, which did not represent a significant change for either period.

•
Gross margin from SJE’s retail electric operations increased $0.8 million to $1.4 million and decreased $0.9 million to $4.1 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, which did not represent a significant change for either period.

Gross Margin - Energy Services - Combined gross margins for Energy Services decreased $14.3 million to $12.7 million and $15.7 million to $56.2 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. These changes were primarily due to the following:

•
Gross margin from on-site energy production at Marina decreased $14.3 million to $12.1 million and $15.0 million to $54.7 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to the sale of certain SREC's (see Note 1 to the unaudited condensed consolidated financial statements).

•
Gross margin from appliance service operations at SJESP increased $0.1 million to $0.5 million and decreased $0.7 million to $1.5 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, which did not represent a significant change for either period. The nine-month comparative period was impacted by the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017 (see Note 1 to the unaudited condensed consolidated financial statements).

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2018 vs. 2017	Nine Months Ended September 30, 2018 vs. 2017
SJI Utilities:
SJG Utility Operations	$1,937	$11,945
ETG Utility Operations	32,740	32,740
ELK Utility Operations	711	711
Subtotal SJI Utilities	35,388	45,396
Nonutility:
Energy Group:
Wholesale Energy Operations	(378)	(2,138)
Retail Gas and Other Operations	(645)	(410)
Retail Electric Operations	(56)	(170)
Subtotal Energy Group	(1,079)	(2,718)
Energy Services:
On-Site Energy Production	(1,182)	5,842
Appliance Service Operations	31	(1,511)
Subtotal Energy Services	(1,151)	4,331
Total Nonutility	(2,230)	1,613
Midstream	285	285
Corporate & Services and Intercompany Eliminations	3,593	19,305
Total Operations Expense	$37,036	$66,599

Operations - In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK gas utility operations beginning July 2018 (see Note 17 to the unaudited condensed consolidated financial statements), contributing an increase to Operations Expenses of $33.4 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017.

SJG utility operations expense increased $1.9 million and $11.9 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. The increase primarily resulted from the operation of SJG’s New Jersey Clean Energy Program and Energy Efficiency Programs which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenue during the three and nine months ended September 30, 2018, compared with the same period in the prior year. This was due to higher recoveries resulting from colder weather in the first quarter of 2018. In addition, the increase in operations expense was due to higher expenses in various areas, including those associated with corporate support, governance and compliance costs, along with increases in the reserve for uncollectibles as a result of higher customer accounts receivable balances.

Nonutility operations expense decreased $2.2 million and increased $1.6 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. The three month comparative period decrease is primarily due to lower expenses at the on-site energy production segment due to the sale of certain SRECs (see Note 1 to the unaudited condensed consolidated financial statements), along with lower legal fees incurred at the wholesale energy operations at SJRG from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the unaudited condensed consolidated financial statements). The nine month comparative period increase is primarily due to costs incurred in the first half of 2018 at the on-site energy production segment to enter into a series of agreements whereby Marina will sell its portfolio of solar energy assets to a third-party buyer (see Note 1 to the unaudited condensed consolidated financial statements). These were partially offset with lower legal fees at SJRG discussed above, along with a reduction at the appliance service operations at SJESP due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017.

The Corporate & Services segment had a $3.6 million and $19.3 million increase in total operations expense for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to consulting and legal charges incurred on the agreement to acquire the assets of ETG and ELK (see Note 1 to the unaudited condensed consolidated financial statements). This is partially offset by intercompany eliminations.

Impairment Charges - SJI recorded impairment charges of $43.9 million and $44.2 million for the three and nine months ended September 30, 2017, respectively, primarily due to a significant decline in the market prices of Maryland SRECs, combined with an increase of operating expenses at the on-site energy production segment. During the nine months ended September 30, 2018, Marina incurred approximately $99.2 million of non-cash impairment charges taken at the on-site energy production segment on solar generating facilities in the second quarter of 2018, which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets (see Note 1 to the condensed consolidated financial statements).

Maintenance - Maintenance expense increased $4.0 million and $8.0 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, of which ETG and ELK contributed $1.7 million for both periods. The remaining increases were primarily due to increased maintenance of services activity and higher levels of Remediation Adjustment Clause (RAC) amortization. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation - Depreciation decreased $2.6 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to reduced depreciation expense at Marina as a result of the solar assets being classified as held for sale (see Note 1 to the unaudited condensed consolidated financial statements), along with impairment charges taken on several long-lived assets in the second half of 2017 and the second quarter of 2018. Partially offsetting this decrease is the impact of ETG and ELK, along with increased investment in property, plant and equipment by the gas utility operations of SJG.

Energy and Other Taxes - The change in energy and other taxes for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, including the impact of ETG and ELK, was not significant.

Other Income and Expense - The change in other income and expense for the three months ended September 30, 2018 compared with the same period in 2017 was not significant. Other income and expense decreased $1.6 million for the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to a gain recorded on a sale of real estate during the first quarter of 2017 that did not recur in 2018.

Interest Charges – Interest charges increased $16.0 million and $21.8 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG, including financing for the Acquisition (see Note 14 to the unaudited condensed consolidated financial statements).

Income Taxes – Income tax benefit decreased $8.1 million for the three months ended September 30, 2018, compared with the same period in 2017, primarily due to the impact of Tax Reform, which became effective January 1, 2018. Income tax benefit increased $3.8 million for the nine months ended September 30, 2018, compared with the same period in 2017, primarily due to a higher loss before income taxes compared to the prior year period, partially offset by the impact of Tax Reform.

Equity in Earnings of Affiliated Companies – The change in equity in earnings of affiliated companies for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017 was not significant.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $173.4 million and $127.1 million in the first nine months of 2018 and 2017, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first nine months of 2018 produced more net cash than the same period in 2017, $4.8 million of which was produced by ETG and ELK. The remaining increases are primarily due to higher margins and increased collections on daily energy trading activities at SJRG driven in part by cold weather experienced in the first quarter of 2018, along with the SJG base rate case settlement and customer growth. In addition, SJI did not make a pension payment in 2018, but did make a $10.0 million contribution in the first quarter of 2017. These benefits were partially offset by the impacts of Tax Reform at SJG which resulted in lower collections from customers as well as higher costs experienced for environmental remediation, compared to prior year.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects along with impacts from the Acquisition, for the first nine months of 2018 and 2017 amounted to $2.0 billion and $229.4 million, respectively. The high amount of net cash outflows from investing activities for the first nine months of 2018 was due to cash paid for the Acquisition (see Note 17 to the unaudited condensed consolidated financial statements). We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2018, 2019 and 2020 at SJI to be approximately $380.2 million, $553.9 million and $488.1 million, respectively. These amounts include the capital expenditures of ETG and ELK (post-Acquisition) for all three years, but do not include cash paid for the Acquisition in the third quarter of 2018 or expected cash to be received in the fourth quarter of 2018 from the sale of solar or other non-core assets. The high level of investing activities for 2018, 2019 and 2020 is due to the accelerated infrastructure investment programs at SJG along with projected SJI Midstream investments, net of projected returns, in 2018 through 2020. SJI expects to use short-term borrowings under lines of credit from commercial banks and the commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other key investing activities of SJI during the first nine months of 2018 and 2017 were as follows:

•
During the three and nine months ended September 30, 2018, SJI paid $11.4 million to enter into a new asset management agreement. See Note 1 to the unaudited condensed consolidated financial statements,

•	SJI made net investments in unconsolidated affiliates of $8.2 million in 2018 and $22.4 million in 2017.

•	During the first nine months of 2017, SJI received approximately $3.1 million related to the sale of real estate. SJI recognized an after-tax gain on this sale of approximately $1.7 million.

•	During the first nine months of 2017, SJI received $3.0 million of proceeds from a third party to pay down a portion of its outstanding note balance.

•	During the first nine months of 2017, SJI made an incremental $7.5 million payment to fund company-owned life insurance.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of September 30, 2018 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$400,000	$209,500	(A)	$190,500	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	259,500		190,500

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	141,000	(B)	59,000	August 2022
Uncommitted Bank Line	10,000	—		10,000	August 2019

Total SJG	210,000	141,000		69,000

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	27,800		172,200	June 2020

Total	$860,000	$428,300		$431,700

(A) Includes letters of credit outstanding in the amount of $6.1 million.

(B) Includes letters of credit outstanding in the amount of 0.8 million.

The SJG and ETG/ELK facilities are restricted as to use and availability specifically to SJG and ETG/ELK, respectively; however, if necessary the SJI facilities can also be used to support liquidity needs of SJG, ETG or ELK. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI, SJG, ETG and ELK were in compliance with these covenants as of September 30, 2018. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (which includes SJG and ETG/ELK), which changes daily, was 2.68% and 2.26% at September 30, 2018 and 2017, respectively. SJG did not have any outstanding borrowings at September 30, 2017 under the credit facility; however, SJG did have $140.2 million outstanding (exclusive of letters of credit) under the commercial paper program at September 30, 2018. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.42% at September 30, 2018.

SJI's average borrowings outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the nine months ended September 30, 2018 and 2017 were $258.8 million and $260.9 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2018 and 2017 were $516.9 million and $373.8 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the nine months ended September 30, 2018 and 2017 were $67.9 million and $17.0 million, respectively. The maximum amount outstanding under its credit facilities during the nine months ended September 30, 2018 and 2017 were $141.1 million and $110.1 million, respectively. Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

The SJI and SJG principal credit facilities are provided by a syndicate of banks. In January 2018, the Note Purchase Agreements (NPA) for Senior Unsecured Notes issued by SJI, as well as the credit agreements with its syndicate of banks, were amended to reflect a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long term debt) for purposes of the covenant calculation. Further, in the event that SJI receives less than $500.0 million of net cash proceeds from the issuance of equity or equity-linked securities, that financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) increases to not more than 0.75 to 1, measured at the end of each fiscal quarter, for a period of one year following the closing of the acquisition of ETG and ELK. SJI and SJG were in compliance with this covenant as of September 30, 2018. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of September 30, 2018.

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

In April 2018, the Company completed the following public offerings, the net proceeds of which were used to fund a portion of the consideration paid for the assets of ETG and ELK (see Note 1 to the unaudited condensed consolidated financial statements):

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

•
SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 15, April 15, July 15 and October 15 of each year (except that if such date is not a business day, contract adjustment payments will be payable on the following business day, without adjustment), commencing on July 15, 2018. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the contract adjustment payments due through April 15, 2021 will be initially charged to Shareholders’ Equity, with an offsetting credit to Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet. These liabilities are accreted over the life of the purchase contract by interest charges to the income statement based on a constant rate calculation. Subsequent contract adjustment payments reduce this liability.This offering resulted in gross proceeds of approximately $287.5 million, with net proceeds, after deducting underwriting discounts and commissions, of $278.9 million. As of September 30, 2018, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets (see Note 14 to the unaudited condensed consolidated financial statements).

On June 20, 2018, the Company issued an aggregate of $475.0 million of Floating Rate Senior Notes, Series 2018D, due 2019 on the one-year anniversary of the date of initial issuance. These notes will be repaid using the proceeds of the various contemplated asset sales or refinanced.

On June 26, 2018, ETG (Borrower) and SJI (Guarantor) entered into a $530.0 million, 364-day term loan credit agreement with several lenders. SJI guaranteed this facility until the closing of the acquisition (see Note 17 to the unaudited condensed consolidated financial statements). On June 28, 2018, the lenders funded the term loan facility. At the election of the Company, the term loans will bear interest at a variable base rate or a variable LIBOR, The facility contains among others, a financial covenant, limiting the ratio of total indebtedness to total capitalization of the Company (as defined in the term loan credit agreement) by no more than 0.70 to 1.0, measured at the end of each fiscal quarter. ETG was in compliance with this covenant as of September 30, 2018.

On June 26, 2018, SJI (as a Guarantor to ELK obligation under this revolving credit agreement) and ETG and ELK (as Borrowers) entered into a $200.0 million, two-year revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers by the lenders thereunder in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization of each Borrower (as defined in the credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at September 30, 2018. As at September 30, 2018, outstanding loans from this credit facility amount to $27.8 million.

In October 2018, SJG entered into an unsecured, $400.0 million term loan credit agreement (the “Credit Agreement”), under which SJG can borrow up to an aggregate of $400.0 million until October 2019. All loans under the Credit Agreement become due and payable in April 2020. Any amounts repaid prior to the maturity date cannot be reborrowed.
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

SJI’s capital structure was as follows:

	As of September 30, 2018	As of December 31, 2017
Equity	27.9%	43.7%
Long-Term Debt	62.6%	43.6%
Short-Term Debt	9.5%	12.7%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 67 consecutive years and has increased that dividend each year for the last 19 years.  SJI currently seeks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2018 and 2017 amounted to net cash outflows of $40.6 million and $30.8 million, respectively. These include environmental remediation liabilities of ETG associated with six former manufactured gas plant sites in New Jersey which are recoverable from customers through rate mechanisms approved by the BPU. Total net cash outflows for remediation projects are expected to be $55.1 million, $52.7 million and $54.6 million for 2018, 2019 and 2020, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2017, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - As of September 30, 2018, SJI provided $6.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:

•
$1.58 billion increase in long-term debt (excluding unamortized debt issuance costs), which increased due to several SJI borrowings entered into to fund the acquisition of ETG and ELK, (see Note 14 to the unaudited condensed consolidated financial statements). These debt issuances also led to an approximately $247.0 million increase in interest over the terms of SJI's long-term debt.

•
The following increases are a result of adding ETG and ELK contractual obligations: $747.2 million increase in commodity supply purchase obligations; $69.8 million increase in environmental remediation costs; $16.3 increase in construction obligations.

•	Approximately $349.0 million decrease in commodity supply purchase obligations at SJRG and SJE due to payments made on commitments during the first nine months of 2018.

•	Approximately $66.6 million increase in construction obligations primarily due to vendor agreements at the gas utility operations at SJG due to new construction and environmental projects for 2018.

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

As of September 30, 2018, SJI had issued $6.9 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

In April 2018, SJI entered into various agreements relating to public offerings. See "Liquidity and Capital Resources."

Notes Receivable-Affiliates - As of September 30, 2018, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy services projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Pending Litigation — SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings.  SJI has been named in, among other actions, certain gas supply contract disputes and certain product liability claims related to our former sand mining subsidiary.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the Court entered Final Judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $21.9 million and $56.3 million, respectively, from the first quarter of 2017 through September 30, 2018. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, $21.9 million was recorded as both an Accounts Payable and an increase in Regulatory Assets on the condensed consolidated balance sheets of both SJI and SJG as of September 30, 2018. Similarly, $56.3 million was associated with SJRG and was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of September 30, 2018, with charges of $1.4 million and $2.7 million to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI for the three and nine months ended September 30, 2018, respectively. SJI also recorded $0.3 million and $0.7 million to Interest Charges on the condensed consolidated statements of income for the three and nine months ended September 30, 2018, respectively. In April 2018, SJI filed an appeal of this judgment. During the pendency of the appeal, SJI continues to dispute the supplier invoices received and has created a reserve to reflect the differences between the invoices and paid amounts.

The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit. The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019.  The outcome of this lawsuit will be determined by the outcome in the pending appeal of the first lawsuit. All reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ where SJG and its predecessors previously operated manufactured gas plant. SJG is currently working with a licensed state remediation professional to remediate the site. The State of New Jersey is alleging damage to the State's natural resources and seeking payment for damages to those natural resources. The Company is currently evaluating the merits of the allegations and, at this time, can provide no assessment of the claim or assurance regarding its outcome.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $3.1 million and $3.0 million related to all claims in the aggregate as of September 30, 2018 and December 31, 2017, respectively, of which SJG has accrued approximately $0.8 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on its business, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation

SOUTH JERSEY GAS COMPANY

This section of Management’s Discussion focuses on South Jersey Gas Company (SJG) for the reported periods. In many cases, explanations and disclosures for both SJI and SJG are substantially the same or specific disclosures for SJG are included in the Management's Discussion for SJI.

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

The following table summarizes the composition of selected gas utility throughput for the three and nine month periods ended September 30, (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	1,395	1,189	17,447	14,475
Commercial	603	461	4,223	3,679
Industrial	50	49	324	303
Cogeneration & Electric Generation	738	416	1,420	636
Firm Transportation -
Residential	71	81	1,098	1,102
Commercial	673	696	4,986	4,273
Industrial	2,260	2,454	7,598	8,087
Cogeneration & Electric Generation	1,698	2,093	3,877	4,798

Total Firm Throughput	7,488	7,439	40,973	37,353

Interruptible Sales	7	—	17	3
Interruptible Transportation	199	209	733	879
Off-System Sales	1,153	6,626	9,030	18,604
Capacity Release	26,973	16,141	68,553	50,810

Total Throughput - Utility	35,820	30,415	119,306	107,649

Throughput – Gas Utility Operations - Total gas throughput increased 5.4 MMdts and 11.7 MMdts for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to 10.8 MMdts and 17.7 MMdts increase in capacity release for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017. The increase in capacity release volume was primarily related to acquisition of additional pipeline capacity on the Tennessee pipeline system, which was not in service during the same periods in the prior year. The increase in capacity release volume was offset by 5.5 MMdts and 9.6 MMdts decrease in OSS volume for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to production area Off System Sales made for April through October 2017 which did not occur during 2018.

Total firm throughput increased 3.6 MMdts for the nine months ended September 30, 2018, compared with the same periods in 2017, primarily as a result of colder weather and additional customers.

Conservation Incentive Program (CIP) - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income Impact:
CIP – Weather Related	$—	$—	$0.3	$8.0
CIP – Usage Related	(0.9)	1.3	(4.7)	4.7
Total Net Income Impact	$(0.9)	$1.3	$(4.4)	$12.7

Weather Compared to 20-Year Average	27.4% Colder	n/a	176.9% Colder	15.4% Warmer
Weather Compared to Prior Year	75.6% Warmer	n/a	13.0% Colder	6.4% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

	Three Months Ended September 30, 2018 vs. 2017	Nine Months Ended September 30, 2018 vs. 2017
Operations	1,937	$11,945
Maintenance	2,277	$6,298
Depreciation	1,477	$4,654
Energy and Other Taxes	123	$(291)

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.5 million and $4.7 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to continuing investment in property, plant and equipment and the increase in net salvage allowance as stipulated in the November 2017 rate case settlement.

Energy and Other Taxes -The change in Energy and Other Taxes for the three and nine months ended September 30, 2018 compared with the same period in 2017 was not significant.

Other Income and Expense - Other Income and Expense increased $1.1 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to increases in the cash surrender value of corporate-owned life insurance policies and proceeds from a corporate-owned life insurance policy.

Interest Charges – Interest charges increased $0.7 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods in 2017, primarily due to higher amounts of long-term debt outstanding.

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Changes for the three and nine months ended September 30, 2018 were also impacted by Tax Reform.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $86.8 million and $73.2 million in the first nine months of 2018 and 2017, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first nine months of 2018 produced more net cash than the same period in 2017, primarily due to the base rate case settlement, customer growth and the lack of a pension payment in 2018. In the first quarter of 2017, SJG made an $8.0 million payment to fund its pension plans. These increases were partially offset by increased working capital used as a result of the impacts of Tax Reform, unusually cold temperatures during the first quarter causing an increase in the price of gas and the corresponding accounts receivable, and higher spending for environmental remediation.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2018, 2019 and 2020 to be approximately $268.0 million, $268.0 million and $263.0 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

SJI did not contribute any equity to SJG during the nine months ended September 30, 2018. SJI contributed an equity infusion of $40.0 million to SJG during the nine months ended September 30, 2017.

SJG’s capital structure was as follows:

	As of September 30, 2018	As of December 31, 2017
Common Equity	50.7%	51.3%
Long-Term Debt	42.1%	45.8%
Short-Term Debt	7.2%	2.9%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2018 and 2017 amounted to net cash outflows of $40.5 million and $30.1 million, respectively. Total net cash outflows for remediation projects are expected to be $45.1 million, $28.3 million and $37.4 million for 2018, 2019 and 2020, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2017, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of September 30, 2018, averaged $68.5 million annually and totaled $461.8 million over the contracts’ lives.  Approximately 27% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2017, except for an approximately $50.2 million increase in construction obligations primarily due to vendor agreements due to new construction and environmental projects for 2018.

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

As part of its gas purchasing strategy, SJG and ETG use financial contracts to hedge against forward price risk. These contracts are recoverable through SJG and ETG BGSS, subject to BPU approval.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized gains (losses) of $(11.2) million and $(4.6) million for the three months ended September 30, 2018 and 2017, respectively, and $6.0 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively, which are included with realized gains in Operating Revenues — Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2018 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$1,662	$152	$3	$1,817
Prices provided by other external sources	7,579	3,140	233	10,952
Prices based on internal models or other valuation methods	18,173	4,177	309	22,659

Total	$27,414	$7,469	$545	$35,428

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$2,071	$1,854	$66	$3,991
Prices provided by other external sources	9,962	1,110	48	11,120
Prices based on internal models or other valuation methods	11,436	919	—	12,355

Total	$23,469	$3,883	$114	$27,466

•
NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 45.4 million decatherms (dts) with a weighted average settlement price of $2.87 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 87.6 million dts with a weighted average settlement price of $(0.45) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 24.7 million dts with a weighted average settlement price of $2.40 per dt.

•
Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.4 million megawatt hours (mwh) with a weighted average settlement price of $32.70 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2018	$(4,836)
Contracts Settled During the Nine Months Ended September 30, 2018, Net	7,679
Other Changes in Fair Value from Continuing and New Contracts, Net	5,119

Net Derivatives — Energy Related Assets, September 30, 2018	$7,962

On June 27, 2018, the Company, through Marina, entered into a series of agreements whereby Marina will sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina has agreed to sell its distributed solar energy projects located at 143 sites across New Jersey, Maryland, Massachusetts and Vermont with total capacity of approximately 204 MW (the “Projects”). As a result of the Transaction, Marina will no longer generate SREC's on its own behalf.

The Company recorded an impairment loss within the on-site energy production segment of $99.2 million (pre-tax) in Operating Expenses during the nine months ended September 30, 2018, to reduce the carrying amount of several assets to their fair market value. As of September 30, 2018, Marina had total net solar assets of $329.6 million, of which $277.3 million are located in New Jersey, $38.5 million are located in Massachusetts, $1.1 million are located in Maryland, and $12.7 million are located in Vermont. These are recorded in Assets Held for Sale on the unaudited condensed consolidated balance sheets.

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2018 was $1.73 billion and averaged $895.2 million during the first nine months of 2018. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $6.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Given the timing of when certain borrowings occurred late in the second quarter, the year-to-date average is significantly lower than the actual amount of variable rate debt outstanding as of September 30, 2018. When calculated as of that date, a 1% increase in interest rates on our average variable-rate debt outstanding would result in a $12.8 million increase in our annual interest expense, net of tax. SJI intends to reduce variable rate debt outstanding as asset sale proceeds are received or if we exercise any of the forward shares (see Note 4 to the unaudited condensed consolidated financial statements). Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease; and 2013 - 16 b.p. decrease. At September 30, 2018, our average interest rate on variable-rate debt was 3.10%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2018, the interest costs on $1.47 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of September 30, 2018, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of September 30, 2018, SJI had approximately $12.2 million, or 34.5%, of the current and noncurrent Derivatives – Energy Related Assets transacted with three counterparties. These counterparties are investment grade rated.

As of September 30, 2018, SJRG had $77.7 million of Accounts Receivable under sales contracts. Of that total, 36.9% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2018 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$403	$2	$405
Prices Provided by Other External Sources (Basis)	—	—	—
Prices based on internal models or other valuable methods	7,548	—	7,548

Total	$7,951	$2	$7,953

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$219	$68	$287
Prices Provided by Other External Sources (Basis)	1,653	—	1,653
Prices based on internal models or other valuable methods	932	—	932

Total	$2,804	$68	$2,872

Contracted volumes of SJG's NYMEX contracts are 8.6 MMdt with a weighted-average settlement price of $2.86 per dt. Contracted volumes of SJG's Basis contracts are 1.1 million dts with a weighted-average settlement price of $0.62 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liabilities, January 1, 2018	$(2,108)
Contracts Settled During the Nine Months ended September 30, 2018, Net	1,817
Other Changes in Fair Value from Continuing and New Contracts, Net	5,372
Net Derivatives — Energy Related Assets, September 30, 2018	$5,081

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at September 30, 2018, was $340.2 million and averaged $267.7 million during the first nine months of 2018. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $1.9 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; and 2013 - 14 b.p. decrease. As of September 30, 2018, SJG's average interest rate on variable-rate debt was 2.33%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2018, the interest costs on $619.2 million of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

South Jersey Industries, Inc.

Evaluation of Disclosure Controls and Procedures

SJI's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, SJI’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJI are effective.

Changes in Internal Control Over Financial Reporting

On July 1, 2018, SJI completed the acquisition of ETG and ELK. See Note 17 - Business Combinations in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company.  SJI is in the process of integrating ETG and ELK into its internal control over financial reporting structure.  As a result of these integration activities, certain controls will be evaluated and may be changed.  There have not been any changes in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

South Jersey Gas Company

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of September 30, 2018. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act, during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

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

An agreement to sell solar assets has been entered into with a third party, which will occur on a rolling basis as the conditions precedent to the closing of each solar project, including certain regulatory filings and receipt of consents to assignment of project contracts and permits, are satisfied. While certain consents have been received and the sale of certain projects has consummated, we cannot guarantee that all approvals and consents will occur.

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

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, filed with the Securities and Exchange Commission on November 7, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets and (v) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, filed with the Securities and Exchange Commission on November 7, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; and (iv) the Condensed Balance Sheets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	November 7, 2018	By:	/s/ Kenneth A. Lynch
Kenneth A. Lynch
Chief Accounting & Risk Officer - SJI
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	November 7, 2018	By:	/s/ Ann T. Anthony
Ann T. Anthony
Treasurer - SJG
(Principal Financial Officer)