Form 10-K
period 2018-12-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2019-02-28
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that each registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

Indicate by check mark whether any of the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

South Jersey Industries, Inc. (common stock - $1.25 par value) - The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was $2,854,343,456. As of February 15, 2019, there were 92,315,906 shares of the registrant's common stock outstanding. South Jersey Gas Company common stock ($2.50 par value) outstanding as of February 15, 2019 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by South Jersey Industries, Inc.

South Jersey Gas Company is a wholly-owned subsidiary of South Jersey Industries, Inc. and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K; therefore, South Jersey Gas Company files this form with the reduced disclosure format.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of South Jersey Industries, Inc.'s definitive proxy statement for its 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

ABO	Accumulated Benefit Obligation
ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
Acquisition	The Company's acquisition of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	One billion cubic feet
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPA	Bond Purchase Agreement
BPU	New Jersey Board of Public Utilities
CBA	Collective Bargaining Agreement
CEGR	Compounded Earnings Annual Growth Rate
CIP	Conservation Incentive Program
CLEP	Clean Energy Program
CODM	Chief Operating Decision Maker
Columbia	Columbia Gas Transmission, LLC
DCF	Discounted Cash Flow
DOJ	Department of Justice
Dominion	Dominion Transmission, Inc.
DPA	Deferred Payment Arrangements
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
F	Fahrenheit
FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission
FSS	Federal Supply Schedule
FT	Firm Transportation
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
Gulf South	Gulf South Pipeline
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
IIT	Infrastructure Investment Recovery
LFGTE	Landfill Gas-to-Energy
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
Marina	Marina Energy, LLC
Mcf	One thousand cubic feet
MCS	MCS Energy Partners, LLC
MDQ	Maximum Daily Quantities
MDWQ	Maximum Daily Withdrawal Quantity
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmwh	One million megawatt hours
Morie	The Morie Company, Inc.
MTM	Mark-to-market
MTN	Medium Term Notes
MW	Megawatts
Mwh	Megawatt-hours
National Fuel	National Fuel Gas Supply Corporation
NAV	Net Asset Value
NBS	NBS Energy Partners, LLC
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJCEP	New Jersey Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJEDA	New Jersey Economic Development Authority
NOL	Net Operating Loss
OPEB	Other Postretirement Benefits
OSMC	On-System Margin Sharing Credit
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
PBO	Projected Benefit Obligation
RAC	Remediation Adjustment Clause
RAM	Rate Adjustment Mechanism
ROE	Return on Equity
SAB	Staff Accounting Bulletin

Savings Plan	Employees' Retirement Savings Plan
SBC	Societal Benefits Clause
SBS	SBS Energy Partners, LLC
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SOA	Society of Actuaries
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
Tennessee	Tennessee Gas Pipeline Company, L.L.C.
Tetco	Texas Eastern Transmission Corp
TIC	Transportation Initiation Clause
Transco	Transcontinental Gas Pipe Line Company, LLC
TSA	Transition Services Agreement
TSR	Total Shareholder Return
USF	Statewide Universal Service Fund
Utilities	Represents SJI's three utility businesses: SJG, ETG, and ELK
UWUA	United Workers Union of America
VIE	Variable Interest Entities
WNC	Weather Normalization Clause

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

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this Report other than statements of historical fact, including statements regarding future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, should be considered forward-looking statements made in good faith by South Jersey Industries (SJI or the Company) and South Jersey Gas Company (SJG), as applicable, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other documents, words such as “anticipate,” “believe,” "estimate," “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy,” "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were made and are inherently uncertain. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Report and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, neither SJI nor SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Available Information

Information regarding SJI and SJG can be found at SJI's website, www.sjindustries.com. We make available free of charge on or through our website SJI's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports at http://www.sec.gov. Also, copies of SJI's annual report will be made available, free of charge, upon written request. The content on any website referred to in this filing is not incorporated by reference into this Report unless expressly noted otherwise.

South Jersey Industries, Inc.
Part I

PART I

Item 1. Business
Description of Business

South Jersey Industries, Inc. (SJI or the Company), a New Jersey corporation, was formed in 1969 for the purpose of owning and holding all of the outstanding common stock of South Jersey Gas Company, a public utility, and acquiring and developing non-utility lines of business.

SJI provides a variety of energy-related products and services, primarily through the following wholly-owned subsidiaries:

▪	SJIU is a holding company that owns SJG, and as of July 1, 2018, ETG and ELK (see "Acquisition" below).

*	SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.

*	ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.

*	ELK is a regulated natural gas utility which distributes natural gas in northern Maryland.

•
SJE acquires and markets electricity to retail end users. SJE previously acquired and marketed natural gas and provided total energy management services to commercial, industrial and residential customers. In November 2018, the Company sold SJE's retail gas businesses.

•	SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

•	SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

•	Marina develops and operates on-site energy-related projects. The significant wholly-owned subsidiaries of Marina include:

•	ACB, which owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•	ACLE, BCLE, SCLE and SXLE, which owns and operates landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

•	MCS, NBS and SBS, which owned and operated solar-generation sites located in New Jersey. These entities were sold in October 2018.

•	SJESP receives commissions on service contracts from a third party.

•	Midstream invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey.

On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"), for total consideration of $1.7 billion. See Note 20 to the consolidated financial statements.

On June 27, 2018, the Company, through Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets to a third-party buyer. As part of these agreements, Marina has agreed to sell its distributed solar energy projects located across New Jersey, Maryland, Massachusetts and Vermont. As of December 31, 2018, the Company earned cash of $228.1 million related to the closing of these projects, which included selling the wholly-owned subsidiaries MCS, NBS and SBS, along with $62.5 million related to the sale of certain SRECs. The Company currently has projects that have not yet closed and are expected to be sold in 2019. See Note 1 to the consolidated financial statements.

On November 30, 2018, SJI sold the retail gas assets of SJE for total consideration of $15.0 million. As a result of this agreement, SJE no longer acquires, transports or markets natural gas for retail markets.

South Jersey Industries, Inc.
Part I

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

Sources and Availability of Raw Materials

The Utilities:

Transportation and Storage Agreements

During 2018, SJG, ETG and ELK purchased and had delivered natural gas distribution of 49.1 MMdts, 21.8 MMdts and 0.5 MMdts, respectively (ETG and ELK are for the period July 1 - December 31, 2018 only). These deliveries were for on-system and off-system customers and for injections into storage. SJG's average cost per dt of natural gas purchased and delivered in 2018, 2017 and 2016, including demand charges, was $5.20, $3.75 and $3.40, respectively. The average cost per dt of natural gas purchased and delivered for ETG and ELK for the period July 1 - December 31, 2018 was $4.71 and $6.43, respectively.

SJG has direct connections to the interstate pipeline systems of Transco and Columbia. SJG secures other long-term services from Dominion, a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG.

ETG has direct connections to the interstate pipeline systems of Transco, Columbia, Tetco and Tennessee. ETG secures other long-term services from several inter-state pipelines, Dominion, National Fuel and Gulf South that are not directly connected to ETG and are upstream of the Transco and Tetco systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Tetco systems for ultimate delivery to ETG. Services provided by National Fuel and Gulf South are utilized to deliver gas into the Transco system for ultimate delivery to ETG. ETG also secures third-party storage services from Stagecoach Gas Services and Stagecoach Pipeline & Storage Company.

Total transportation under contract at SJG and ETG are 421,980 dts/d and 218,523 dts/d, respectively. These contracts have terms with various ending dates, ranging from March 31, 2019 through March 31, 2029. The Company's intentions are to renew or extend these service agreements before they expire.

Total storage capacity under contract at SJG and ETG is 8.9 MMdts and 13.1 MMdts, respectively, with a total MDWQ of 170,298 dts and 225,343 dts, respectively. These contracts have terms with various ending dates, ranging from March 31, 2019 through September 30, 2029. The Company's intentions are to renew or extend these service agreements before they expire.

ELK has direct connections to the interstate pipeline systems of Eastern Shore Natural Gas, along with firm transportation agreements with Transco and Columbia Gas. The activities of ELK utility operations are immaterial.

Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the FERC.

Gas Supplies

SJG has two separate AMA's with gas marketers that extend through March 31, 2019 and October 31, 2019, respectively. SJG released to the marketers its firm transportation rights, and in return the marketers manage this capacity and provide SJG with firm deliverability each day. The marketer's intents are to optimize the capacity released to SJG under these AMA's and pay SJG an asset management fee.

SJG has two long-term purchase agreements with separate gas producers. SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. SJG has also committed to a purchase of a minimum of 55,000 dts/d and up to 70,000 dts/d, from the other supplier for a term of ten years at index-based prices.

South Jersey Industries, Inc.
Part I

On July 1, 2018, ETG and ELK entered into an AMA with SJRG which extends through March 31, 2022. Under this agreement ETG and ELK released to SJRG and/or designated SJRG as agent for all firm transportation and storage contracts. SJRG is obligated to provide natural gas supply to meet demand requirements and optimize ETG’s and ELK's portfolio of natural gas transportation and storage contracts. SJRG pays a fixed fee and shares net margin generated through portfolio optimization.

As part of the gas purchasing strategy, the Utilities use financial contracts to hedge against forward price risk. These contracts are recoverable through the BGSS Clause, subject to BPU/MPSC approval.

Supplemental Gas Supplies

SJG operates peaking facilities, located in McKee City, NJ, where it liquefies, stores and vaporizes LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

ETG operates a peaking facility, located in Elizabeth, NJ, where it stores and vaporizes LNG for injection into its distribution system. ETG's LNG facility has a storage capacity equivalent to 145,000 dts of natural gas and has an installed capacity to vaporize up to 25,000 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F or 63 Heating Degree Days, while ETG's plans on an average daily temperature of 0 degrees F or 65 Heating Degree Days. Gas demand on such a design day for the 2018-2019 winter season is estimated to be 566,405 dts for SJG and 445,102 dts for ETG (excluding industrial customers). SJG and ETG project to have adequate supplies and interstate pipeline entitlements to meet design day requirements. SJG and ETG both experienced their highest peak-day demand for calendar year 2018 on January 6th.

South Jersey Energy Company

Due to the liquidity in the market, SJE primarily purchases delivered electric in the day-ahead and real-time markets through regional transmission organizations.

South Jersey Resources Group

Transportation and Storage Agreements

SJRG holds various firm transportation agreements with National Fuel, Transco, Dominion, Columbia, Columbia Gulf, Tennessee and Tetco. Total transportation under contract is 566,989 dts/d. These contracts have terms with various ending dates, ranging from March 31, 2019 through March 31, 2043. SJRG's intentions are to renew or extend these service agreements before they expire.

SJRG holds multiple storage service agreements with National Fuel, Transco (for storage service at Transco's WSS facility) and Columbia (for service under Columbia's FSS rate schedule). Total storage capacity under contract is approximately 8.6 MMdts. These contracts have terms with various ending dates, ranging from March 31, 2020 through March 31, 2023. SJRG's intentions are to renew or extend these service agreements before they expire.

Gas Supplies

SJRG has entered into several long-term natural gas supply agreements to purchase 832,500 dts/d, depending upon production levels, for terms ranging from four to ten years at index-based prices.

Patents and Franchises

The Utilities hold nonexclusive franchises granted by municipalities in the areas to which they serve. No other natural gas public utility presently serves the territory covered by the Utilities' franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of the Utilities.

South Jersey Industries, Inc.
Part I

Seasonal Aspects

Utility Companies

The Utilities experience seasonal fluctuations in sales when selling natural gas for heating purposes. The Utilities meet these seasonal fluctuations in demand from firm customers by buying and storing gas during the summer months, and by drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, the Utilities' revenues and net income are significantly higher during the first and fourth quarters than during the second and third quarters of the year.

Non-Utility Companies

Among SJI's non-utility activities, wholesale (including fuel supply management) has seasonal patterns similar to the Utilities. Activities such as energy services and energy project development do not follow seasonal patterns. Other activities, such as retail electric marketing, can have seasonal earnings patterns that are different from the Utilities. The first and fourth quarters remain the periods where most of SJI's revenue and net income is produced.

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of this Report.

Customers

No material part of the Company's business is dependent upon a single customer or a few customers, the loss of which would be expected to have a material adverse effect on the results of operations of SJI on a consolidated basis, or of SJG.

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

South Jersey Industries, Inc.
Part I

Employees

SJI and its subsidiaries had a total of approximately 1,100 employees as of December 31, 2018, approximately 550 of which were SJG employees. Of those totals, 495 of SJI employees are unionized and 317 SJG employees are unionized (all of SJI's unionized employees are with SJG or ETG). SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293; IAM Local 76; and UWUA Local 424.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2019.

Financial Information About Foreign and Domestic Operations and Export Sales

SJI has no foreign operations and export sales have not been a significant part of SJI's business.

Item 1A. Risk Factors

SJI and its subsidiaries, including SJG, operate in an environment that involves risks, many of which are beyond our control. SJI has identified the following risk factors that could cause SJI's operating results and financial condition to be materially adversely affected. In addition, new risks may emerge at any time, and SJI cannot predict those risks or the extent to which they may affect SJI's businesses or financial performance. To the extent such risk factors may affect SJI's utility businesses, such risk factors may also affect SJG's business or performance.

•
SJI is a holding company and its assets consist primarily of investments in subsidiaries. Should SJI's subsidiaries be unable to pay dividends or make other payments to SJI for financial, regulatory, legal or other reasons, SJI's ability to pay dividends on its common stock could be limited. SJI's stock price could be adversely affected as a result.

•
SJI's business activities, including those of SJG, are concentrated in New Jersey. Changes in the economies of New Jersey and surrounding regions could negatively impact the growth opportunities available to SJI and SJG, and the financial condition of the customers and prospects of SJI and SJG.

•
Changes in the regulatory environment or unfavorable rate regulation at the Utilities may have an unfavorable impact on financial performance or condition.  SJG and ETG are regulated by the BPU, and ELK is regulated by the MPSC. These regulatory commissions have authority over many of the activities of the utility business including, but not limited to, the rates the Utilities charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay the Utilities' ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect SJI's and SJG's results of operations, financial condition and cash flows.

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

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI's and SJG's energy products and services. SJG currently has a conservation incentive program clause that protects its revenues and gross margin against usage that is lower than a set level. ETG has a weather normalization clause which allows ETG to implement surcharges or credits during the months of October through May to compensate for weather-related changes in customer usage from the previous winter period. Should these clauses be terminated without replacement, lower customer energy utilization levels would likely reduce SJI's and SJG's net income. Further, during periods of warmer temperatures, demand and volatility in the natural gas market could decrease, which would negatively impact their financial results.

•
High natural gas prices could cause more receivables to be uncollectible. Higher levels of uncollectibles from either residential or commercial customers would negatively impact net income and could result in higher working capital requirements.

South Jersey Industries, Inc.
Part I

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

South Jersey Industries, Inc.
Part I

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

•
SJI's and SJG's business could be adversely impacted by strikes or work stoppages by its unionized employees. The gas utility operations of SJG and ETG are dependent upon employees represented by unions and covered under collective bargaining agreements. A work stoppage could negatively impact operations, which could impact financial results as well as customer relationships.

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

South Jersey Industries, Inc.
Part I

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

•
Tax law or regulation changes may negatively impact financial performance. SJI and SJG are subject to taxation by various taxing authorities at the federal, state and local levels. Any future changes in tax laws or regulations, including Tax Reform, or interpretation of such laws or regulations, could have a materially adverse effect on SJI's and SJG's financial condition and results of operations.

•
The loss of long-tenured employees could negatively impact the daily operations and financial performance of SJI and SJG. In October 2018, the Company announced it will offer an ERIP for eligible non-union employees and officers. Several employees have accepted the ERIP and will be retiring from the Company within 6 to 12 months. The departure of these individuals, who have varying roles and corresponding oversight responsibilities for SJI and SJG, could adversely impact SJI's and SJG's results of operations.

•
Our stated long-term goals are based on various assumptions and beliefs that may not prove to be accurate, and we may not achieve our stated long-term goals by 2020 or at all. SJI's current long-term goals are to grow Economic Earnings Per Share 6-8% annually while maintaining high quality earnings, a strong balance sheet and a low-to-moderate risk profile. Management established those goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. For example, these long-term goals are based on certain assumptions regarding our participation in a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey. However, construction on this project is not expected to begin until 2019 and is estimated to be completed in late 2020, but may be subject to delay. As a result, no assurance can be given that this project will be completed on time or at all. Also, as noted below, the Acquisition involves risks associated with acquisitions and integrating acquired assets, including the potential exposure to significant liabilities, and the intended benefits of the Acquisition may not be realized. Further, the economy could cause increased customer delinquencies or otherwise negatively affect achievement of our long-term earnings goals. Changes in the New Jersey State administration could lead to unfavorable state and local regulatory changes that could delay approvals, require environmental remediation or capital or other expenditures or otherwise adversely affect our results of operations, financial condition or cash flows. Other factors, assumptions and beliefs of management and our board of directors on which our long-term goals were based may also prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals by 2020 or at all, or our stated long-term goals may be negatively revised as a result of less than expected progress toward achieving these goals, and you are therefore cautioned not to place undue reliance on these goals.

South Jersey Industries, Inc.
Part I

•
The Acquisition involves risks associated with acquisitions and integrating acquired assets, including the potential exposure to significant liabilities. The Acquisition may not achieve its intended results and benefits, including anticipated investment opportunities and earnings growth.

The Acquisition involves risks associated with acquisitions and integrating acquired assets into existing operations, including that:

•	our senior management's attention may be diverted from the management of daily operations to the integration of the Acquisition;

•	we could incur significant unknown and contingent liabilities for which we have limited or no contractual remedies or insurance coverage;

•	the assets to be acquired may not perform as well as we anticipate; and

•	unexpected costs, delays and challenges may arise in integrating the assets acquired in the Acquisition into our existing operations.

Although we expect that the Acquisition will result in various benefits, including expanding our gas utility rate and customer bases, providing investment opportunities through infrastructure development and enhancing our regulatory relationships within the local communities served, we cannot assure you regarding when or the extent to which we will be able to realize these or other benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend and whether our costs to finance the Acquisition will be consistent with our expectations. Events outside of our control, including but not limited to regulatory changes or developments, could also adversely affect our ability to realize the anticipated benefits from the Acquisition. Thus the integration of the ETG and ELK businesses, respectively, may be unpredictable, subject to delays or changed circumstances, and we cannot assure you that the acquired businesses will perform in accordance with our expectations or that our expectations with respect to improving our business risk profile, leveraging existing regulatory relationships or achieving earnings growth as a result of the Acquisition will be achieved. In addition, our anticipated costs to achieve the integration of the acquired businesses may differ significantly from our current estimates. The integration may place an additional burden on our management and internal resources, and the diversion of management’s attention during the integration process could have an adverse effect on our business, financial condition and expected operating results.

•
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

•
limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industries in which we operate and, consequently, place us at a competitive disadvantage to competitors with less debt;

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

•
result in higher interest expense in the event of increases in market interest rates for both long-term debt as well as short-term commercial paper, bank loans or borrowings under our lines of credit at variable rates;

•	reduce the amount of credit available to support hedging activities; and

•	require that additional terms, conditions or covenants be placed on us.

South Jersey Industries, Inc.
Part I

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

•
The Company may not be able to obtain refinancings of short-term debt, causing the ability to pay such debt at maturity to be at risk. As a result of the Acquisition, the Company has $733.9 million of debt coming due within the next twelve months. The plan is to obtain refinancings for most of this debt, with the remainder being paid off through various transactions including the expected sale of non-core assets as noted below. The Company can offer no assurances that these refinancings or sales will be successful.

•
The agreements to sell certain non-core assets of the Company may not be consummated. An agreement to sell solar assets has been entered into with a third party, with actual sales occurring on a rolling basis as the conditions precedent to the closing of each solar project, including certain regulatory filings and receipt of consents to assignment of project contracts and permits, are satisfied. While certain consents have been received and the sale of certain projects has consummated, we cannot guarantee that all approvals and consents will occur.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to distribution systems for delivery to customers. As of December 31, 2018, there were approximately 146.2 miles of mains in the transmission systems and 6,567 miles of mains in the distribution systems.

In 2018, SJG sold 117 acres of deed restricted land in Folsom. Currently, SJG owns approximately 44 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 30 acres of this property is deed restricted. SJG also has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations.

In November 2018, SJG opened its corporate headquarters in Atlantic City, New Jersey.

ETG is headquartered in Union, NJ and owns approximately 3,200 miles of distribution pipeline in seven counties in northern and central New Jersey. ETG has office and service buildings at six other locations in its territory. ELK is headquartered in Elkton, MD and has one other service building in its territory.

As of December 31, 2018, SJI's utility plant had a gross book value of $4.3 billion and net book value, after accumulated depreciation, of $3.6 billion. In 2018, SJI spent $341.1 million on additions to utility plant and nonutility property and equipment, and there were retirements of property having an aggregate gross book cost of $38.1 million. As of December 31, 2018, SJG's utility plant had a gross book value of $2.9 billion and a net book value, after accumulated depreciation, of $2.4 billion. In 2018, SJG spent $241.9 million on additions to utility plant and there were retirements of property having an aggregate gross book cost of $26.8 million.

Virtually all of the Utilities transmission pipeline, distribution mains and service connections are under streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. The Utilities' properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are generally well maintained and in good operating condition.

Nonutility property and equipment with a net book value of $99.6 million consists primarily of Marina's thermal facility. This amount is reduced compared to the prior year due to the sale of certain solar assets (see Note 1 to the consolidated financial statements).

SJF an inactive subsidiary, owns real estate in Deptford Township and Upper Township, New Jersey.

Item 3. Legal Proceedings

SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings. SJI has been named in, among other actions, certain gas supply contract disputes and certain product liability claims related to our former sand mining subsidiary. See Note 15 to the consolidated financial statements for more detail on these claims.

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

Name, age and position with the Company	Period Served

Michael J. Renna, Age 51
Chief Executive Officer	April 2015 - Present
Director	January 2014 - Present
President	January 2014 - Present
Chief Operating Officer	January 2014 - April 2015
Senior Vice President	January 2013 - January 2014

Cielo Hernandez, Age 43
Chief Financial Officer	January 2019 - Present
Senior Vice President	January 2019 - Present
VP and Chief Financial Officer North America and Canada Region, Maersk Line	February 2015 - December 2018
VP & CFO Latin America Region, APM Terminals	November 2013 - January 2015

Stephen H. Clark, Age 60
President, SJES	August 2018 - Present
Chief Operating Officer, SJES	August 2018 - Present
Executive Vice President	January 2017 - Present
Senior Vice President	April 2015 - December 2016
Chief Financial Officer	November 2013 - August 2018
Treasurer	January 2004 - April 2014

Kenneth A. Lynch, Age 53
Chief Accounting & Risk Officer	August 2018 - Present
Chief Risk Officer	January 2017 - Present

South Jersey Industries, Inc.
Part I

Senior Vice President	April 2015 - Present
Chief Accounting Officer	January 2013 - December 2016

Kathleen A. McEndy, Age 65
Chief Administrative Officer	June 2015 - Present
Senior Vice President	April 2015 - Present
Chief Human Resources Officer	March 2013 - June 2015
Vice President	March 2013 - April 2015

David Robbins, Jr., Age 56
President, SJIU	August 2018 - Present
President, SJG	January 2017 - August 2018
Senior Vice President	April 2015 - Present
Vice President	April 2014 - April 2015
Senior Vice President, SJES	January 2013 - December 2016
Chief Operating Officer, SJES	January 2013 - April 2014

Steven R. Cocchi, Age 41
Chief Strategy and Development Officer	January 2018 - Present
Interim General Counsel	August 2017 - December 2017
Senior Vice President, Strategy and Growth	April 2017 - Present
Vice President, Strategy and Growth	January 2017 - April 2017
Vice President, Rates and Regulatory Affairs	April 2015 - January 2017
Director, Rates and Revenue Requirements	October 2011 - April 2015

Melissa Orsen, Age 43
Senior Vice President & General Counsel	January 2018 - Present
Chief Executive Officer, New Jersey Economic Development Authority	March 2015 - December 2017
Deputy Commissioner, New Jersey Department of Community Affairs	March 2014 - March 2015
Chief of Staff & Lieutenant Governor, Office of the New Jersey Governor	January 2011 - March 2014

PART II

Item 5. Market for the Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

South Jersey Industries, Inc.

Market Price of Common Stock and Related Information

Our stock is traded on the New York Stock Exchange under the symbol SJI. As of December 31, 2018, the latest available date, our records indicate there were 6,248 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the five-year period through December 31, 2018.

This performance chart assumes:

•	$100 invested on December 31, 2013 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and

•	All dividends are reinvested.

	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18
S&P 500	100	$114	$115	$129	$157	$150
S&P Utilities	$100	$129	$123	$143	$160	$167
SJI	$100	$109	$91	$134	$128	$119

Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a history of paying quarterly dividends and has a stated goal of increasing its dividend annually.

In 2018, non-employee members of SJI's Board of Directors received an aggregate of 26,416 shares of restricted stock, valued at that time at $823,123, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2018.

South Jersey Gas Company

All of the outstanding common stock of SJG (its only class of equity securities) is owned by SJI. The common stock is not traded on any stock exchange.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2018, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. SJG declared and paid cash dividends of $20.0 million in 2017 to SJI. No dividends were declared or paid on SJG's common stock in 2018 or 2016.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

The following financial data has been obtained from SJI’s consolidated financial statements (in thousands, except for ratios, shares data and earnings per share):

	2018	2017	2016	2015	2014

Operating Results:
Operating Revenues	$1,641,338	$1,243,068	$1,036,500	$959,568	$886,996

Income (Loss) from Continuing Operations	$17,903	$(3,404)	$119,061	$105,610	$97,628
Discontinued Operations - Net (1)	(240)	(86)	(251)	(503)	(582)

Net Income (Loss)	$17,663	$(3,490)	$118,810	$105,107	$97,046

Total Assets	$5,956,577	$3,865,086	$3,730,567	$3,480,900	$3,349,425

Capitalization:
Equity	$1,267,022	$1,192,409	$1,289,240	$1,037,539	$932,432
Long-Term Debt	2,106,863	1,122,999	808,005	1,006,394	859,491

Total Capitalization	$3,373,885	$2,315,408	$2,097,245	$2,043,933	$1,791,923

Ratio of Earnings to Fixed Charges (2)	1.2x	0.5x	5.4	x	3.8x	3.8x

Diluted Earnings (Loss) Per Common Share (Based on Average Diluted Shares Outstanding) (3):
Continuing Operations	$0.21	$(0.04)	$1.56	$1.53	$1.47
Discontinued Operations - Net (1)	—	—	—	(0.01)	(0.01)

Diluted Earnings (Loss) Per Common Share (3)	$0.21	$(0.04)	$1.56	$1.52	$1.46

Return (Loss) on Average Equity (4)	1.5%	(0.3)%	10.2%	10.7%	11.1%

Share Data:
Number of Shareholders of Record	6.3	6.5	6.7	6.7	6.9
Average Common Shares (3)	83,693	79,541	76,362	68,735	66,278
Common Shares Outstanding at Year End (3)	85,506	79,549	79,478	70,966	68,334
Dividend Reinvestment Plan:
Number of Shareholders	4.8	5.0	5.2	5.2	5.2
Number of Participating Shares (3)	3,317	3,607	3,627	4,170	4,082
Book Value at Year End (3)	$14.82	$14.99	$16.22	$14.62	$13.65
Dividends Declared per Common Share (3)	$1.13	$1.10	$1.07	$1.02	$0.96
Market Price at Year End (3)	$27.80	$31.23	$33.69	$23.52	$29.46
Market-to-Book Ratio (3)	1.9	x	2.1	x	2.1	x	1.6x	2.2x

Consolidated Economic Earnings (5)
Income (Loss) from Continuing Operations	$17,903	$(3,404)	$119,061	$105,610	$97,628
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized Losses/(Gains) on Inventory Injection Hedges (6)	(35,846)	14,558	(26,867)	(8,355)	8,211
Net Loss from Affiliated Companies (6,7)	—	—	—	(2,540)	2,540
Loss on Property, Plant and Equipment (8)	105,280	91,299	—	—	—
Net Losses from Legal Proceedings (9)	5,910	56,075	—	—	—
Acquisition/Sale Costs (10)	34,674	19,564	—	—	—
Customer Credits (11)	15,333	—	—	—	—
ERIP (12)	6,733	—	—	—	—
Other (6,13)	—	2,227	(165)	(165)	(165)
Income Taxes (14)	(33,753)	(70,834)	10,813	4,424	(4,235)
Additional Tax Adjustments (15)	—	(11,420)	—	—	—
Economic Earnings	$116,234	$98,065	$102,842	$98,974	$103,979

Earnings (Loss) per Share from Continuing Operations (3)	$0.21	$(0.04)	$1.56	$1.53	$1.47
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized Losses/(Gains) on Inventory Injection Hedges (6)	(0.42)	0.18	(0.35)	(0.12)	0.12
Net Loss from Affiliated Companies (6,7)	—	—	—	(0.04)	0.04
Loss on Property, Plant and Equipment (8)	1.24	1.14	—	—	—

Net Losses from Legal Proceedings (9)	0.07	0.70	—	—	—
Acquisition/Sale Costs (10)	0.41	0.25	—	—	—
Customer Credits (11)	0.18	—	—	—	—
ERIP (12)	0.08	—	—	—	—
Other (6,13)	—	0.03	—	—	—
Income Taxes (14)	(0.39)	(0.89)	0.13	0.07	(0.06)
Additional Tax Adjustments (15)	—	(0.14)	—	—	—
Economic Earnings per Share (3,5)	$1.38	$1.23	$1.34	$1.44	$1.57

(1)
Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 3 to the consolidated financial statements).

(2)	Calculated as Income (Loss) from Continuing Operations before Income Taxes and Interest Expense divided by Total Fixed Charges, which consists of Interest Expense and Capitalized Interest.

(3)	All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015.

(4)	Calculated based on Income from Continuing Operations.

(5)
This section includes the non-GAAP financial measures of Economic Earnings and Economic Earnings per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion regarding the use of non-GAAP financial measures and a reconciliation of income from Continuing Operations and earnings per share to Economic Earnings and Economic Earnings per share, respectively.

(6)
Certain reclassifications have been made to the prior period numbers in these tables to conform to the current period presentation. The 2014-2015 numbers in these line items have been adjusted to be presented before income taxes.

(7)
Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey . In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings in 2015.

(8)
Represents impairment charges taken in 2018 on solar generating facilities (which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets) along with LFGTE assets (which was primarily driven by the remaining carrying value of these assets no longer being recoverable. Also represents impairment charges taken in 2017 on solar generating facilities, LFGTE long-lived assets, LFGTE assets customer relationships, and goodwill.

(9)
Represents net losses from three separate legal proceedings: (a) charges in 2017 and 2018, including interest, legal fees and the realized difference in the market value of the commodity (including financial hedges) resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014; (b) a charge in 2017, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract; and (c) a gain taken in 2017 resulting from a favorable FERC decision, including interest, over a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period.

(10)
Represents costs incurred on the agreement to acquire the assets of ETG and ELK, including legal, consulting and other professional fees. Also included here are costs incurred on the sale of solar and SJE assets, partially offset by gains recorded on the sale of solar assets.

(11)	Represents credits to ETG and ELK customers that were required as part of the Acquisition.

(12	Represents costs incurred on the Company's ERIP as well as the benefit of amending the Company's OPEB.

(13)
Included in this amount are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified this amount from AOCL to Interest Charges on the consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. Also included is additional depreciation expense within Economic Earnings on a solar generating facility where an impairment charge was recorded in the past, which reduced the depreciable basis and recurring depreciation expense, and the related reduction in depreciation expense was added back in prior years.

(14)	Determined using a combined average statutory tax rate of approximately 25% for 2018, 39% for 2017 and 40% for 2016, 2015 and 2014.

(15)	Represents one-time tax adjustments, most notably for Tax Reform.

The following financial data has been obtained from SJG’s financial statements (in thousands, except for ratios and customers):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Revenues	$548,000	$517,254	$461,055	$534,290	$501,875

Net Income	$82,949	$72,557	$69,045	$66,578	$66,483

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

Ratio of Earnings to Fixed Charges (1)	4.5x	5.4x	5.5x	5.4x	5.4x

	As of December 31,
	2018	2017	2016	2015	2014
Property, Plant and Equipment, Net	$2,383,459	$2,154,083	$1,952,912	$1,770,766	$1,589,369

Total Assets	$3,118,236	$2,865,974	$2,551,923	$2,288,204	$2,185,672

Capitalization:
Common Equity	$1,008,022	$921,433	$839,900	$707,927	$680,568
Long-Term Debt	874,507	758,052	423,177	584,082	507,091
Total Capitalization	$1,882,529	$1,679,485	$1,263,077	$1,292,009	$1,187,659

Total Customers	391,092	383,633	377,625	373,100	366,854

(1) The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of SJG. Fixed charges consist of interest charges and capitalized interest.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of SJI and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the content clearly indicates otherwise, “SJI,” “we,” “us” or “our” refers to the holding company or the consolidated entity of SJI and all of its subsidiaries.

Management's Discussion is divided into the following two major sections:

•
SJI - This section describes the financial condition and results of operations of SJI and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including SJG, and our non-regulated operations.

•	SJG - This section describes the financial condition and results of operations of SJG, a subsidiary of SJI and separate registrant, which comprises the SJG utility operations segment.

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

OVERVIEW - SJI (or the Company) is an energy services holding company that provides a variety of products and services through the following wholly-owned subsidiaries:

SJIU

SJIU was established as a subsidiary of SJI for the purpose of serving as a holding company that owns SJG, and, as of July 1, 2018, ETG and ELK.

SJG

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately $82.9 million to SJI's net income on a consolidated basis in 2018.

SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 117 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and the popular shore communities on the eastern side. Continuing expansion of SJG's infrastructure throughout its seven-county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas.

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

As of December 31, 2018, SJG served 391,092 residential, commercial and industrial customers in southern New Jersey, compared with 383,633 customers at December 31, 2017.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2018 amounted to 159.1 MMdts, of which 58.2 MMdts were firm sales and transportation, 1.1 MMdts were interruptible sales and transportation and 99.8 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 46.3% residential, 22.4% commercial, 18.4% industrial, and 12.9% cogeneration and electric generation. As of December 31, 2018, SJG served 365,009 residential customers, 25,657 commercial customers and 426 industrial customers.  This includes 2018 net additions of 6,983 residential customers and 476 commercial and industrial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the FERC Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2018, off-system sales amounted to 13.6 MMdts and capacity release amounted to 86.2 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2018, usage by interruptible customers, excluding off-system customers, amounted to 1.1 MMdts, or approximately 1% of the total throughput.

ETG/ELK

On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (see Note 20 to the consolidated financial statements).

ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey. ETG serves residential, business and industrial customers, with a service territory that covers the northern part of New Jersey, including 86 municipalities throughout Union, Middlesex, Sussex, Warren, Hunterdon, Morris and Mercer Counties. ETG was founded in 1855 and is based in Union, New Jersey. ETG had a net loss of approximately $5.0 million, which reduced SJI's net income on a consolidated basis in 2018 by such amount.

ETG believes growth exists in the expansion of its Northwestern service territory, the Franklin/Sparta area, and the Hackettstown Interconnect. At present, ETG serves approximately 56% of households within its territory with natural gas. ETG also serves northern New Jersey's diversified industrial base that includes pharmaceutical, food and beverage, and transportation industries.

As of December 31, 2018, ETG served 293,672 customers in northern and central New Jersey, including 270,342 residential customers, 23,233 commercial customers and 97 industrial customers.  No material part of ETG's business is dependent upon a single customer or a few customers. Gas sales and transportation for July 1 - December 31, 2018 (post-Acquisition) amounted to 212.9 MMdts, of which 176.7 MMdts were firm sales and transportation and 36.2 MMdts were interruptible sales and transportation. The breakdown of firm sales and transportation includes 93.9 MMdts residential, 56.4 MMdts commercial, and 62.6 MMdts industrial.

ELK is a regulated natural gas utility which distributes natural gas in northern Maryland. ELK's service territory covers approximately six square miles in Elkton, Maryland with an estimated permanent population of 16,000. At present, ELK serves approximately 44% of households within its territory with natural gas. ELK's diverse customer base includes residential and commercial accounts coupled with a significant industrial presence in the military and defense, pharmaceutical, chemical and textile industries.

SJES

SJI groups its nonutility operations into two categories: Energy Group and Energy Services. Energy Group includes wholesale energy and retail electric operations. Energy Services includes on-site energy production and appliance service operations. SJI established SJES as a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly-owned subsidiaries of SJES:

SJE

SJE provides services for the acquisition and transportation of electricity for retail end users and markets total energy management services. SJE markets electricity to commercial and industrial customers. SJE became active in the residential market for electricity beginning in March 2016 as a result of several municipal aggregation bids won in the second half of 2015. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2018, SJE had a net loss of approximately $6.0 million which reduced SJI's net income on a consolidated basis by such amount.

On November 30, 2018, SJI sold the retail gas assets of SJE for total consideration of $15.0 million. As a result of this agreement, SJE no longer acquires, transports or markets natural gas for retail markets. See Note 1 to the consolidated financial statements.

SJRG

SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2018, SJRG contributed approximately $66.2 million to SJI's net income on a consolidated basis.

SJEX

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX is considered part of SJI's wholesale energy operations. In 2018, SJEX contributed approximately $0.2 million to SJI's net income on a consolidated basis.

Marina

Marina develops and operates on-site energy-related projects. Marina's largest wholly-owned operating project provides cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.

Other entities that are wholly owned by Marina are ACB, ACLE, BCLE, SCLE, and SXLE.

ACB owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

ACLE, BCLE, SCLE and SXLE own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

On June 27, 2018, the Company, through Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets to a third-party buyer. As part of these agreements, Marina has agreed to sell its distributed solar energy projects located across New Jersey, Maryland, Massachusetts and Vermont. As of December 31, 2018, the Company earned cash of $228.1 million related to the closing of these projects, which included selling the wholly-owned subsidiaries MCS, NBS and SBS, along with $62.5 million related to the sale of certain SRECs. The Company currently has projects that have not yet closed and are expected to be sold in 2019. See Note 1 to the consolidated financial statements.

In 2018, Marina had a net loss of approximately $78.0 million, which reduced SJI's net income on a consolidated basis by such amount.

SJESP

SJESP receives commissions on service contracts from a third party. In 2018, SJESP contributed approximately $1.5 million to SJI's net income on a consolidated basis.

Midstream

Midstream owns a 20% equity investment in PennEast, through which SJI, along with other investors, expect to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey. Construction is expected to begin in 2019 and is estimated to be completed in late 2020. In 2018, Midstream contributed approximately $3.1 million to SJI's net income on a consolidated basis.

Other

EMI principally manages liabilities associated with its discontinued operations of nonutility subsidiaries.

Primary Factors Affecting SJI's Business

SJI's current long-term goals are to grow Economic Earnings Per Share 6-8% annually while maintaining high quality earnings, a strong balance sheet and a low-to-moderate risk profile. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities.

The following is a summary of the primary factors we expect to have the greatest impact on SJI's performance and ability to achieve the long-term goals going forward:

Business Model - In developing SJI's current business model, our focus has been on our core Utilities and natural extensions of those businesses. That focus enables us to concentrate on business activities that match our core competencies. Going forward we expect to pursue business opportunities that fit this model.

Customer Growth - Southern New Jersey, SJG's primary area of operations, has not been immune to the issues impacting the new housing market nationally. Residential new construction activity remains steady, supported by growth in higher density and multi-family units. Customers for SJG grew 1.9% for 2018 as SJG continues its focus on customer conversions.  In 2018, the 7,191 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 78% of the total new customer acquisitions for the year. In comparison, conversions over the past five years averaged 5,904 annually. Customers in SJG's service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies. While oil and propane prices have become more competitive with natural gas in the past two years, affecting the number of conversions, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Central and Northern NJ, ETG's primary area of operations continues to grow in multifamily housing and gas infrastructure extensions to unserved areas.  While ETG continues to partner with builders in the new construction sector with the view of increasing natural gas burner tips, ETG is pursuing conversions throughout its service territory.  As a result, customer additions for ETG grew approximately 1.1%.  In 2018, 1,590 consumers converted their homes and businesses from other heating fuels, such as electric, propane or oil, representing approximately 50% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years average 1,499 annually while new construction averaged 1,327 over the same period.   Customers in ETG service territories typically base their decisions to convert on fuel cost savings, efficiencies, and fuel stability pricing.  ETG leverages its comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG and ETG are primarily regulated by the BPU; ELK is regulated by the MPSC. The BPU/MPSC approve the rates that are charged to rate-regulated customers for services provided and the terms of service under which the Utilities operate. The rates and established terms of service are designed to enable the Utilities to obtain a fair and reasonable return on capital invested.

SJG’s BPU approved CIP protects SJG's net income from severe fluctuations in gas used by residential, commercial and small industrial customers. SJG's AIRP is a program to replace cast iron and unprotected bare steel mains and services. All AIRP investments are reflected in base rates. Additionally, the BPU issued an Order approving an extension of the AIRP for a five-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. SJG earns a return on AIRP II investments once they are placed in service and thereafter, once they are included in rate base, through annual filings. SJG's SHARP is a program to replace low-pressure distribution mains and services with high-pressure mains and services in coastal areas that are susceptible to flooding during major storms. In May 2018, the BPU issued an order approving a second phase of the SHARP ("SHARP II") for a three-year period, commencing June 1, 2018, with authorized investments of up to $100.3 million to continue storm hardening efforts to further improve safety, redundancy and resiliency of SJG’s natural gas system in coastal areas. Pursuant to the order, SHARP II investments are to be recovered through annual base rate adjustments.

Effective November 1, 2017, the BPU granted SJG a base rate increase of $39.5 million (see Note 10 to the consolidated financial statements).

Effective July 1, 2017, the BPU granted ETG a base rate increase of $13.3 million (see Note 10 to the consolidated financial statements).

Consistent with Acquisition approval, SJI was required to develop a plan, in concert with the BPU and the New Jersey Division of Rate Counsel, to address the replacement of ETG's aging infrastructure. In October 2018, ETG filed an IIP petition with the BPU pursuant to rules adopted by the BPU in December 2017 pertaining to utility infrastructure investments. The IIP petition seeks authority to recover the costs associated with ETG's initial investment of approximately $518.0 million from 2019-2023 to, among other things, replace its cast-iron and low-pressure vintage main and related services. The IIP petition includes a request for timely recovery of ETG's investment on a semi-annual basis through a separate rate mechanism. A resolution of the IIP petition is pending.

Weather Conditions and Customer Usage Patterns - Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. SJG's earnings are largely protected from fluctuations in temperatures by the CIP. The CIP has a stabilizing effect on utility earnings as SJG adjusts revenues when actual usage per customer experienced during an annual period varies from an established baseline usage per customer. The WNC rate allows ETG to implement surcharges or credits during the months of October through May to compensate for weather-related changes in customer usage from the previous winter period. Our nonutility retail marketing business is directly affected by weather conditions, as it does not have regulatory mechanisms that address weather volatility. The impact of different weather conditions on the earnings of our nonutility businesses is dependent on a range of different factors. Consequently, weather may impact the earnings of SJI's various subsidiaries in different, or even opposite, ways. Further, the profitability of individual subsidiaries may vary from year-to-year despite experiencing substantially similar weather conditions.

Changes in Natural Gas and Electricity Prices - The Utilities' gas costs are passed on directly to customers without any profit margin added. The price the Utilities charge their periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, the Utilities can petition the BPU/MPSC for an incremental rate increase. High prices can make it more difficult for customers to pay their bills and may result in elevated levels of bad-debt expense. Among our nonutility activities, the business most likely to be impacted by changes in natural gas prices is our wholesale gas marketing business. Wholesale gas marketing typically benefits from volatility in gas prices during different points in time. The actual price of the commodity does not typically have an impact on the performance of this business line.  Our ability to add and retain customers at our retail marketing business is affected by the relationship between the price that the utility charges customers for electric and the cost available in the market at specific points in time.  However, retail marketing accounts for a very small portion of SJI's overall activities.

Fuel Supply Management - SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. We currently have eleven fuel supply management transactions under contract and expect to continue expanding this business.

Midstream Investments - Midstream owns a 20% equity investment in PennEast, through which SJI, along with other investors, expect to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey. In September 2015, PennEast submitted an application to FERC for a permit to proceed with construction. In January 2018, the Certificate of Public Convenience and Necessity was approved by the FERC.  This authorized PennEast to construct, install, own, operate and maintain this pipeline. While opponents of the project have filed a variety appeals and several are still pending, a December 2018 ruling from the U.S. District Court of New Jersey allowed PennEast to proceed with survey work that is expected to enable it to complete and submit permit applications to the NJDEP. We expect to make additional investments in similar midstream projects.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We seek to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. In addition, the Company offered an ERIP to non-union, non-Officer employees over the age of 55 years old with 20 or more years of service to the Company as well as to Officers over the age of 55 years old with 5 or more years of service to the Company (see Note 1 to the consolidated financial statements). We expect savings from these changes to gradually increase as new hires replace retiring employees. SJI's workforce totaled approximately 1,100 employees at the end of 2018, approximately 550 of which were SJG employees. Of those totals, 495 of SJI employees are unionized and 317 SJG employees are unionized (all of SJI's unionized employees are with SJG or ETG).

Balance Sheet Strength - SJI's and SJG's goal is to maintain a strong balance sheet. SJI's average equity-to-capitalization ratio was approximately 33% and 47% as calculated for the four quarters of 2018 and 2017, respectively, with the decrease in 2018 due to debt incurred to fund the Acquisition (see Note 14 to the consolidated financial statements). SJG's average equity-to-capitalization ratio was approximately 52% and 54% as calculated for the four quarters of 2018 and 2017, respectively. A strong balance sheet assists us in maintaining the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

CRITICAL ACCOUNTING POLICIES - ESTIMATES AND ASSUMPTIONS - As described in the notes to our consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from those estimates. Certain types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition, and goodwill.

Regulatory Accounting - The Utilities maintain their accounts according to the Uniform System of Accounts as prescribed by the BPU (SJG and ETG) or the MPSC (ELK). As a result of the ratemaking process, the Utilities are required to follow FASB ASC Topic 980 - “Regulated Operations,” which requires them to recognize the impact of regulatory decisions on their financial statements. The Utilities are required under their BGSS clauses to forecast their natural gas costs and customer consumption in setting their rates. Subject to regulator approval, they are able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. The Utilities record any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflect them in the BGSS charge to customers in subsequent years. The Utilities also enter into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is recorded as a regulatory asset or liability on the consolidated balance sheets. See additional detailed discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

Derivatives - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when such contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in AOCL and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not have any energy-related derivative instruments designated as cash flow hedges. Hedge accounting has been discontinued for the remaining interest rate derivatives. As a result, unrealized gains and losses on these derivatives, that were previously recorded in AOCL on the consolidated balance sheets, are being recorded into earnings over the remaining life of the derivative.

Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales, if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory GAAP, derivatives related to SJG's gas purchases that are marked-to-market are recorded through the BGSS.  SJG periodically enters into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through SJG's BGSS, subject to BPU approval (See Notes 10 and 11 to the consolidated financial statements). We adjust the fair value of the contracts each reporting period for changes in the market.

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

In 2019, the Company expects its cost of providing pension and other postretirement healthcare to decrease approximately
$1.5 million, due to an increase in discount rates and a full year of the acquired companies. In 2019, the acquired companies are estimated to generate net periodic benefit income of approximately $1.0 million. Additional information regarding investment returns and assumptions can be found in Pension and Other Postretirement Benefits in Note 12 to the consolidated financial statements.

Revenue Recognition - Gas and electricity revenues are recognized in the period the commodity is delivered to customers. All SJI entities bill customers monthly. A majority of customers have their meters read on a cycle basis throughout the month. For retail customers that are not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas/electricity delivered from the date of the last meter reading to the end of the month. The Utilities' unbilled revenue for natural gas is estimated each month based on monthly deliveries into the system; unaccounted for natural gas based on historical results; customer-specific use factors, when available; actual temperatures during the period; and applicable customer rates. SJE's unbilled revenue for retail electricity is based on customer-specific use factors and applicable customer rates. We bill SJG and ETG customers at rates approved by the BPU, and ELK customers at rates approved by the MPSC. SJE and SJRG customers are billed at rates negotiated between the parties.

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

On January 1, 2018, SJI and SJG adopted ASU 2014-09 Revenue from Contracts with Customers, and all amendments, in accordance with the guidance in ASC 606. SJI and SJG adopted the new guidance using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historical accounting under ASC 605. The methods of recognizing revenue for SJI's and SJG's contracts with customers is the same under ASC 605 and ASC 606, as revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606. As such, there was no significant impact to revenues for the year ended December 31, 2018 for SJI or SJG as a result of applying ASC 606, and there was no cumulative catch-up to retained earnings for SJI or SJG under the modified retrospective method for changes in accounting for revenues. Further, there were no significant changes to SJI's or SJG's business processes, systems or internal controls over financial reporting needed to support recognition and disclosure under the new guidance. Some revenue arrangements, such as alternative revenue programs and derivative contracts, are excluded from the scope of ASC 606 and, therefore, will be presented separately from revenues under ASC 606 on SJI and SJG's footnote disclosures (see Note 19 to the consolidated financial statements). Alternative revenue programs include revenue earned at the Utilities on such programs as the CIP, AIRP, SHARP and WNC.

The BPU/MPSC allow the Utilities to recover gas costs in rates through the BGSS price structure. The Utilities defer over/under recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate. These adjustments result in over/under recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While the Utilities realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU/MPSC. This revenue recognition process does not shift earnings between periods, as these clauses only provide for cost recovery on a dollar-for-dollar basis (see Notes 10 and 11 to the consolidated financial statements).

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

Tax Cuts and Jobs Act - On December 22, 2017, Tax Reform was enacted into law, changing various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but was required to be accounted for in the period of enactment, as such SJI adopted the new requirements in the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, including provisions related to the permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. See Note 4 to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS - See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

RATES AND REGULATION - SJG and ETG ("the NJ Utilities" for context of this section) are subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of the NJ Utilities' business. The NJ Utilities are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transco (both utilities' major supplier), Columbia and Dominion , since such services are provided under rates and terms established under the jurisdiction of the FERC. The NJ Utilities' retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The NJ Utilities' primary rate mechanisms include base rates, the BGSS, Accelerated Infrastructure Programs, EET and the CIP for SJG, and BGSS and WNC for ETG.

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

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2018	2017	2016
Net Income Impact:
CIP - Weather Related	$(16.5)	$8.7	$5.9
CIP - Usage Related	7.5	3.3	4.0
Total Net Income Impact	$(9.0)	$12.0	$9.9

Weather Compared to 20-Year Average	183.0% colder	11.5% warmer	8.1% warmer
Weather Compared to Prior Year	7.7% colder	0.4% warmer	2.5% warmer

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

For ETG, the WNC is a BPU-approved program that is designed to recover or refund balances associated with differences between actual and normal weather during the preceding winter period(s). The effective winter period of the WNC is defined as October through May.

In 2018, ETG's net income was reduced by $3.0 million, primarily due to colder than average weather for the applicable months in the 2018 winter period.

See additional detailed discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

ENVIRONMENTAL REMEDIATION - See detailed discussion concerning Environmental Remediation in Note 15 to the consolidated financial statements.

COMPETITION - The Utilities' franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within the Utilities territories, and we do not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. The Utilities compete with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. SJG's competitive position was enhanced while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery when transporting gas for SJG's customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG's residential, commercial and industrial customers can choose their supplier, while SJG recovers the cost of service through transportation service (See Customer Choice Legislation below).

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

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 25,665, 30,423 and 34,130 during 2018, 2017 and 2016, respectively. The total number of customers in ETG's service territory purchasing natural gas from a marketer averaged 8,015 during 2018.

RESULTS OF OPERATIONS:

SJI operates in several different reportable operating segments. These segments are as follows:

•	SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.

•	ETG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.

•	ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•
Retail gas and other operations at SJE included natural gas acquisition and transportation service business lines. This business was sold on November 30, 2018 (see Note 1 to the consolidated financial statements).

•	Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE, SXLE, along with MCS, NBS and SBS, which were sold in October 2018 (see Note 1 to the consolidated financial statements).

•	Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.

•	Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•	Corporate & Services segment includes costs related to the Acquisition, along with other unallocated costs.

•	Intersegment represents intercompany transactions between the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG, ETG and ELK. SJI groups its nonutility operations into separate categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

SJI's net income for 2018 increased $21.2 million to $17.7 million compared to 2017. The significant drivers for the overall change were as follows:

•	The net income contribution from the wholesale energy operations at SJRG increased $89.7 million to $66.2 million. The significant drivers for the overall change were as follows:

◦
$37.5 million increase due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below. This change was also impacted by Tax Reform.

◦
$28.9 million increase due to lower legal fees, reserves and interest recorded on a pricing dispute between SJI and a gas supplier as compared with the same period in 2017 (see Note 15 to the consolidated financial statements), along with two other settled cases (see 2017 vs. 2016 discussion below).

◦
The remaining increase is primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018, as discussed under "Gross Margin - Energy Group" below. Also contributing was the impact of Tax Reform.

•
The net income contribution from the gas utility operations at SJG increased $10.3 million to $82.9 million, primarily due to the base rate case settlement, the roll-in of investments for infrastructure replacement and improvement, along with customer growth, partially offset with an overall increase in depreciation, interest and operations expenses.

•
SJI recorded $30.4 million (after-tax) of additional financing costs and other charges compared to 2017 in connection with the Acquisition (see Note 14 and 20 to the consolidated financial statements). These costs are recorded in the Corporate & Services segment.

•
The net income contribution from on-site energy production at Marina decreased $17.5 million to a net loss of $78.0 million, primarily due to $78.7 million (after-tax) of impairment charges taken on solar generating facilities and LFGTE assets in 2018, which were driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, along with the carrying value of LFGTE assets no longer being recoverable. Also contributing were consulting and legal costs incurred as a result of the agreement to sell solar assets. This was partially offset by $56.1 million (after-tax) of impairment charges recorded in 2017, along with gains recorded on the sale of solar assets (see Note 1 to the consolidated financial statements).

•	SJI recorded $13.5 million of one-time tax gains in 2017 related to the enactment of Tax Reform. See Note 4 to the consolidated financial statements.

•	SJI recorded $5.0 million (after-tax) related to the implementation of the ERIP as well as amendments made to the OPEB (see Notes 1 and 12 to the consolidated financial statements).

•
The net income contribution from the retail gas and electric operations at SJE decreased $7.3 million to a net loss of $6.0 million primarily due to the change in unrealized gains and losses on forward financial contracts used to mitigate price risk on retail gas as discussed under "Operating Revenues – Energy Group" below, along with a loss recorded on the sale of the SJE retail gas operations (see Note 1 to the consolidated financial statements).

•
In connection with the Acquisition (see Note 20 to the consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. This contributed a net loss of $5.2 million in 2018, which included approximately $11.1 million (after-tax) of credits provided to customers of ETG and ELK (see Note 10 to the consolidated financial statements).

SJI's net income for 2017 decreased $122.3 million, or 102.9%, to a net loss of $3.5 million compared to 2016. The significant drivers for the overall change were as follows:

•	The net income contribution from on-site energy production at Marina decreased $76.5 million to a net loss of $60.5 million, primarily due to the following:

◦
$56.1 million decrease due to several impairment charges recorded during the year, including impairments on solar generating facilities, LFGTE long-lived assets, LFGTE assets customer relationships, and goodwill (see Note 1 to the consolidated financial statements).

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

•
SJI recorded $12.0 million of expenses related to costs incurred on the Acquisition (see Note 1 to the consolidated financial statements). These include finders fees, consulting and legal charges, among others. These costs are recorded in the Corporate & Services segment.

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

•	SJI recorded $13.5 million of tax gains related to the enactment of Tax Reform. See Note 4 to the consolidated financial statements.

•	The net income contribution from Midstream increased $4.8 million to $4.6 million primarily due to recognition of AFUDC at PennEast, of which Midstream has a 20% equity interest.

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

As a result, management also uses the non-GAAP financial measures of Economic Earnings and Economic Earnings Per Share when evaluating the results of operations for its operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of liquidity or financial performance.

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (ii) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings:

•
For the year ended December 31, 2018, Economic Earnings excludes impairment charges, including charges taken in 2018 on solar generating facilities (which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets) along with LFGTE assets (which was primarily driven by the remaining carrying value of these assets no longer being recoverable. For the year ended December 31, 2017, Economic Earnings excludes impairment charges on solar generating facilities, LFGTE long-lived assets, LFGTE assets customer relationships, and goodwill.

•
For the years ended December 31, 2018 and 2017, Economic Earnings excludes the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred, along with the realized difference in the market value of the commodity (including financial hedges).

•
For the years ended December 31, 2018 and 2017, Economic Earnings excludes various costs related to the Acquisition, a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets to a third-party buyer, and the agreement to sell the assets of SJE's retail gas business.

•	For the year ended December 31, 2018, Economic Earnings excludes approximately $15.3 million (pre-tax) of credits to ETG and ELK customers that was required as part of the Acquisition.

•	For the year ended December 31, 2018, Economic Earnings excludes costs incurred on the Company's ERIP as well as the benefit of amending the Company's OPEB.

•
For the year ended December 31, 2017, Economic Earnings also excludes the impact of a 2017 settlement of a legal claim stemming from a dispute related to a three-year capacity management contract with a counterparty, including legal fees incurred, along with the impact of a favorable FERC decision over a tariff rate dispute with a counterparty, including interest earned.

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

•	For the year ended December 31, 2017, Economic Earnings excludes the impact of one-time tax adjustments, most notably related to the Tax Reform.

Economic Earnings is a significant performance metric used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions, contractual arrangements and other events that management believes make period to period comparisons of SJI's operations difficult or potentially confusing. Specifically regarding derivatives, we believe that this financial measure indicates to investors the profitability of the entire derivative-related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. We believe that considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for 2018 increased $18.1 million, or 18.5%, to $116.2 million compared to 2017. The significant drivers for the overall change were as follows:

•
The income contribution from the wholesale energy operations at SJRG increased $22.0 million to $43.6 million, primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018, as discussed under "Gross Margin - Energy Group" below. Also contributing was the impact of Tax Reform, as discussed in Note 1 to the consolidated financial statements.

•
The income contribution from the gas utility operations at SJG increased $10.3 million to $82.9 million, primarily due to the base rate case settlement, the roll-in of investments for infrastructure replacement and improvement, along with customer growth, partially offset with an overall increase in depreciation, interest and operations expenses.

•
In connection with the Acquisition, SJI consolidated the results of the ETG and ELK gas utility operations beginning July 2018 (see Note 20 to the consolidated financial statements), contributing net income of $5.8 million for 2018, excluding the customer credits discussed above.

•	SJI recorded $18.3 million (after-tax) of additional interest charges relating to the debt that was issued during the second quarter of 2018 (see Note 14 to the consolidated financial statements).

Economic Earnings for 2017 decreased $4.8 million, or 4.6%, to $98.1 million compared to 2016. The significant drivers for the overall change were as follows:

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

•	The income contribution from Midstream increased $4.8 million to $4.6 million primarily due to recognition of AFUDC at PennEast, of which Midstream has a 20% equity interest.

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

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands, except per share data):

	2018	2017	2016

Income (Loss) from Continuing Operations	$17,903	$(3,404)	$119,061
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(35,846)	14,226	(27,550)
Realized Losses on Inventory Injection Hedges	—	332	683
Loss on Property, Plant and Equipment (A)	105,280	91,299	—
Net Losses from Legal Proceedings (B)	5,910	56,075	—
Acquisition/Sale Costs (C)	34,674	19,564	—
Customer Credits (D)	15,333	—	—
ERIP and OPEB (E)	6,733	—	—
Other (F)	—	2,227	(165)
Income Taxes (G)	(33,753)	(70,834)	10,813
Additional Tax Adjustments (H)	—	(11,420)	—

Economic Earnings	$116,234	$98,065	$102,842

Earnings (Loss) per Share from Continuing Operations	$0.21	$(0.04)	$1.56
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(0.42)	0.18	(0.36)
Realized Losses on Inventory Injection Hedges	—	—	0.01
Loss on Property, Plant and Equipment (A)	1.24	1.14	—
Net Losses from Legal Proceedings (B)	0.07	0.70	—
Acquisition/Sale Costs (C)	0.41	0.25	—
Customer Credits (D)	0.18	—	—
ERIP and OPEB (E)	0.08	—	—
Other (F)	—	0.03	—
Income Taxes (G)	(0.39)	(0.89)	0.13
Additional Tax Adjustments (H)	—	(0.14)	—

Economic Earnings per Share	$1.38	$1.23	$1.34

The effect of derivative instruments not designated as hedging instruments under GAAP in the statements of consolidated income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2018	2017	2016
Gains (Losses) on energy-related commodity contracts	$34,509	$(13,667)	$26,935
Gains (Losses) on interest rate contracts	1,337	(677)	647
Total before income taxes	35,846	(14,344)	27,582
Unrealized mark-to-market gains (losses) on derivatives held by affiliated companies, before taxes	—	118	(32)
Total unrealized mark-to-market gains (losses) on derivatives	35,846	(14,226)	27,550
Realized losses on inventory injection hedges	—	(332)	(683)
Loss on Property, Plant and Equipment (A)	(105,280)	(91,299)	—
Net Losses from Legal Proceedings (B)	(5,910)	(56,075)	—
Acquisition/Sale Costs (C)	(34,674)	(19,564)	—
Customer Credits (D)	(15,333)	—	—
ERIP and OPEB (E)	(6,733)
Other (F)	—	(2,227)	165
Income Taxes (G)	33,753	70,834	(10,813)
Additional Tax Adjustments (H)	—	11,420	—
Total reconciling items between (losses) income from continuing operations and Economic Earnings	$(98,331)	$(101,469)	$16,219

(A) Represents impairment charges taken in 2018 on solar generating facilities (which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets) along with LFGTE assets (which was primarily driven by the remaining carrying value of these assets no longer being recoverable. Also represents impairment charges taken in 2017 on solar generating facilities, LFGTE long-lived assets, LFGTE assets customer relationships, and goodwill.

(B) Represents net losses from three separate legal proceedings: (a) charges in 2017 and 2018, including interest, legal fees and the realized difference in the market value of the commodity (including financial hedges) resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014; (b) a charge in 2017, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract; and (c) a gain taken in 2017 resulting from a favorable FERC decision, including interest, over a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period.

(C) Represents costs incurred on the agreement to acquire the assets of ETG and ELK, including legal, consulting and other professional fees. Also included here are costs incurred on the sale of solar and SJE assets, partially offset by gains recorded on the sale of solar assets.

(D) Represents credits to ETG and ELK customers that were required as part of the Acquisition.

(E) Represents costs incurred on the Company's ERIP as well as the benefit of amending the Company's OPEB.

(F) Included in this amount are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL. SJI reclassified this amount from AOCL to Interest Charges on the consolidated statements of income as a result of the prior hedged transactions being deemed probable of not occurring. Since the economic impact will not be realized until future periods, this amount is excluded from Economic Earnings. Also included is additional depreciation expense within Economic Earnings on a solar generating facility where an impairment charge was recorded in the past, which reduced the depreciable basis and recurring depreciation expense, and the related reduction in depreciation expense was added back in prior years.

(G) Determined using a combined average statutory tax rate of approximately 25%, 39% and 40% for 2018, 2017 and 2016, respectively.

(H) Represents one-time tax adjustments, most notably for Tax Reform.

SJI Utilities:

SJG Utility Operations - The following tables summarize the composition of SJG utility operations operating revenues and Utility Margin for the years ended December 31 (in thousands, except for customer and degree day data):

	December 31, 2018		December 31, 2017		December 31, 2016

Utility Operating Revenues:
Firm Sales-
Residential	$316,593	58%	$269,721	52%	$259,881	56%
Commercial	68,286	13%	61,514	12%	55,795	12%
Industrial	4,630	1%	4,235	1%	3,126	1%
Cogeneration and Electric Generation	9,706	2%	5,519	1%	5,257	1%
Firm Transportation -
Residential	12,614	2%	14,162	3%	14,989	3%
Commercial	37,764	7%	34,986	7%	32,423	7%
Industrial	23,993	4%	20,576	4%	19,594	4%
Cogeneration and Electric Generation	4,595	1%	4,360	1%	4,472	1%
Total Firm Revenues	478,181	88%	415,073	81%	395,537	85%

Interruptible Sales	349	—	25	—	18	—
Interruptible Transportation	1,178	—	867	—	928	—
Off-System Sales	59,157	11%	92,376	18%	51,661	11%
Capacity Release	7,963	1%	7,695	1%	11,778	3%
Other	1,172	—%	1,218	—%	1,133	1%
	548,000	100%	517,254	100%	461,055	100%
Less: Intercompany Sales	6,192		4,772		7,236
Total Utility Operating Revenues	541,808		512,482		453,819

Less:
Cost of Sales - Utility	209,649		204,432		174,390
Less: Intercompany Cost of Sales	6,192		4,772		7,236
Total Cost of Sales - Utility (Excluding Depreciation)	203,457		199,660		167,154
Conservation Recoveries *	14,136		7,003		9,202
RAC recoveries *	17,099		11,014		9,326
EET Recoveries*	1,772		1,284		2,718
Revenue Taxes	1,074		1,162		1,109
Utility Margin**	$304,270		$292,359		$264,310

Utility Margin:
Residential	$213,026	70%	$180,106	62%	$162,820	62%
Commercial and Industrial	89,172	29%	76,491	26%	69,396	26%
Cogeneration and Electric Generation	4,975	1%	4,762	1%	4,898	2%
Interruptible	105	—	63	—	79	—
Off-system Sales & Capacity Release	4,434	2%	5,051	2%	4,731	2%
Other Revenues	1,942	1%	2,107	1%	2,213	1%
Margin Before Weather Normalization & Decoupling	313,654	103%	268,580	92%	244,137	93%
CIP mechanism	(12,382)	(4)%	20,062	7%	16,615	6%
EET mechanism	2,998	1%	3,717	1%	3,558	1%
Utility Margin**	$304,270	100%	$292,359	100%	$264,310	100%

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.
** Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - SJG Utility Operations 2018 vs. 2017 - Revenues increased $30.7 million, or 5.9%, during 2018 compared with 2017. Excluding intercompany transactions, revenues increased $29.3 million, or 5.7%, during 2018 compared with 2017.

The main driver for the increased revenue was higher firm sales. Total firm revenue increased $63.1 million, or 15.2%, for 2018 compared with 2017 as a result of colder weather and additional customers. Additionally, firm sales increased due to base rate increases related to the settlement of SJG's base rate case, effective November 1, 2017. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Partially offsetting these increases was the impact of OSS volume, discussed under "Throughput - Gas Utility Operations" below, which resulted in corresponding decreases of $33.2 million, or 36.0%, in OSS revenues for 2018 compared with 2017. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Operating Revenues - SJG Utility Operations 2017 vs. 2016 - Revenues increased $56.2 million, or 12.2%, during 2017 compared with 2016. Excluding intercompany transactions, revenues increased $58.7 million, or 12.9%, during 2017 compared with 2016. The main driver for the increased revenue is higher firm sales and OSS. Total firm revenue increased $19.5 million, or 4.9%, in 2017 compared with 2016 as a result of 6,008 additional customers compared with 2016. Additionally, firm sales increased due to base rate increases related to the settlement of SJG's base rate case, effective November 1, 2017, as discussed in Note 10 to the consolidated financial statements. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on SJG profitability, as further discussed below under the caption "Utility Margin." While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on SJG profitability under the operation of the CIP, as discussed below under the caption "Utility Margin."

Higher OSS volumes and higher unit prices resulted in a $40.7 million, or 78.8%, increase in OSS revenues during 2017 compared with 2016. The impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers.

Utility Margin - SJG Utility Operations 2018 vs. 2017 - Management uses Utility Margin, a non-GAAP financial measure, when evaluating the operating results of SJG. Utility Margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that Utility Margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through SJG’s BGSS clause. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Margin increased $11.9 million, or 4.1%, during 2018 compared with 2017. The twelve-month comparative period increase is primarily due to the base rate case settlement and the roll-in of SHARP and AIRP II investments, partially offset by the deferral of excess taxes billed which will be returned to ratepayers (see Note 10 to the consolidated financial statements). The base rate increase associated with our infrastructure and system improvements and the related expenses, effective November 1, 2017, contributed approximately $28.8 million of additional Utility Margin in 2018 and the base rate increase associated with SHARP and AIRP II investments contributed approximately $7.2 million of additional Utility Margin in 2018. Utility Margin was reduced by $26.3 million for 2018 due to the deferral of the excess taxes, with a corresponding decrease in tax expense.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism reduced Utility Margin by $12.4 million or $9.0 million after taxes, for the twelve months ended December 31, 2018, primarily due to the weather that was 7% colder than average and variation in customer usage.

Utility Margin - SJG Utility Operations 2017 vs. 2016 - Utility Margin increased $28.0 million, or 10.6%, during 2017 compared with 2016. The rolling into base rates of SHARP and AIRP II investments of approximately $187.5 million contributed approximately $14.2 million of additional Utility Margin in 2017. In addition, the rolling into base rates of certain infrastructure and system improvement investments and the related expenses, effective November 1, 2017, contributed approximately $10.8 million of additional Utility Margin in 2017. Net customer additions of 6,008 over the twelve-month period ended December 31, 2017, representing 1.6% growth over the prior year, contributed approximately $2.4 million in additional Utility Margin.

The CIP mechanism protected $20.1 million, or $12.0 million after taxes, during 2017, due to weather that was 11.5% warmer than average and customer usage variations.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the period since Acquisition, which is July 1, 2018 through December 31, 2018 (in thousands, except for degree day data).

Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$80,215
Commercial & Industrial	26,784
Firm & Interruptible Transportation -
Residential	508
Commercial & Industrial	15,148
Other	2,949
Total Firm & Interruptible Revenues	125,604
Less:
Total Cost of Sales - Utility (Excluding depreciation)	53,491
Regulatory Rider Expenses*	2,068
Utility Margin**	$70,045

Utility Margin:
Residential	$43,293
Commercial & Industrial	26,034
Regulatory Rider Expenses*	718
Utility Margin**	$70,045

Degree Days	1,724

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on ETG's financial results.

**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" above. The definition of Utility Margin is the same for SJG, ETG and ELK utility operations.

Since ETG was acquired on July 1, 2018, there is no activity for the prior year period. ETG consists of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey. ETG's operating revenues of $125.6 million for the year ended December 31, 2018 consists of firm sales and transportation, as well as interruptible sales and transportation. ETG does not have any off-system sales. The Utility Margin at ETG of $70.0 million is considered a non-GAAP measure and calculated the same as SJG as discussed under "Utility Margin" above.

ELK Utility Operations - The activities of ELK utility operations are not material to SJI's financial results.

Operating Revenues - Energy Group 2018 vs. 2017 - Combined revenues for Energy Group, net of intercompany transactions, increased $272.2 million, or 43.0%, to $904.8 million, in 2018 compared with 2017. The significant drivers for the overall change were as follows:

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $283.2 million to $634.8 million for 2018 compared with 2017. This increase was primarily due to an overall increase in sales due to cold weather experienced in the first quarter of 2018, along with revenues earned on gas supply contracts with electric generation facilities, including three that began operations in late 2017 or in the first quarter of 2018. Also contributing to the overall comparative period increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $50.2 million in 2018 compared with 2017.

Revenues from retail gas operations at SJE, net of intercompany transactions, decreased $10.0 million, or 9.2%, to $98.6 million for 2018 compared with 2017 primarily due to the agreement entered into in the fourth quarter of 2018 to sell the retail gas operations at SJE to a third party (see Note 1 to the consolidated financial statements). Also contributing to the comparative period decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $2.7 million in 2018 compared with 2017. Partially offsetting these decreases was an increase in sales volumes due to cold weather experienced during the first quarter of 2018.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $0.9 million, or 0.5%, to $171.2 million for 2018 compared with 2017, primarily due to lower sales volumes in the first two quarters of 2018 resulting from the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Also contributing to the comparative period decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $2.4 million in 2018 compared with 2017. Partially offsetting these decreases was a higher average LMP per megawatt hour in 2018 compared with 2017.

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

Operating Revenues - Energy Services 2018 vs. 2017 - Combined revenues for Energy Services, net of intercompany transactions, decreased $32.1 million, or 32.8%, to $65.9 million in 2018 compared with 2017. The significant drivers for the overall change were as follows:

Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $27.6 million, or 30.1%, to$63.9 million in 2018 compared with 2017, primarily due to a lack of SREC revenue in the second half 2018 as a result of the sale of solar assets to a third party buyer (see Note 1 to the consolidated financial statements). This was partially offset by increased production at the thermal facility.

Revenues from appliance service operations at SJESP, net of intercompany transactions, decreased $4.5 million, or 69.8%, to$1.9 million for 2018 compared with 2017 primarily due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017.

Operating Revenues - Energy Group 2017 vs. 2016 - Combined revenues for Energy Group, net of intercompany transactions, increased $147.2 million, or 30.3%, to $632.6 million in 2017 compared with 2016. The significant drivers for the overall change were as follows:

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

Operating Revenues - Energy Services 2017 vs. 2016 - Combined revenues for Energy Services, net of intercompany transactions, increased $0.7 million, or 0.7%, to $98.0 million in 2017 compared with 2016. The significant drivers for the overall change were as follows:

Revenues from on-site energy production at Marina, net of intercompany transactions, increased $2.1 million, or 2.4%, to $91.5 million in 2017 compared with 2016, primarily due to an increase in SRECs transferred as a result of more solar projects being online compared with 2016. Solar revenues, net of intercompany transactions, which is included in revenues from on-site energy production above, increased $1.3 million, or 2.4%, to $56.5 million in 2017 compared with 2016.

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

Gross Margin - Nonutility - Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Gross margin for our nonutility business totaled $174.1 million and $84.0 million for 2018 and 2017, respectively. Gross margin is broken out between Energy Group and Energy Services, which are defined as categories of segments in Note 8 to the consolidated financial statements.

Gross Margin - Energy Group 2018 vs. 2017 - Combined gross margins for Energy Group increased $115.8 million to $108.8 million for 2018 compared with 2017. The significant drivers for the overall change were as follows:

•	Gross margin from the wholesale energy operations at SJRG increased $122.9 million to $100.8 million for 2018 compared to 2017. The significant drivers for the overall change were as follows:

•	$50.2 million increase resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings.

•
$38.7 million reduction in charges compared to the prior year recorded on a pricing dispute between SJI and a gas supplier (see Note 15 to the consolidated financial statements), along with two other settled cases (see 2017 vs. 2016 discussion below).

•	The remaining increase is primarily due to higher margins on daily energy trading activities and an overall increase in sales due to cold weather experienced in the first quarter of 2018.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2018, the wholesale energy operations had 8.6 MMdts of storage and 566,989 dts/day of transportation under contract.

•
Gross margin from SJE’s retail gas and other operations decreased $2.7 million to $4.7 million for 2018 compared with 2017, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $2.7 million in 2018 compared with 2017.

•
Gross margin from SJE’s retail electric operations decreased $4.3 million to $3.2 million in 2018 compared with 2017, primarily due to lower sales volumes in the first two quarters of 2018 resulting from the expiration in the second quarter of 2017 of a large electric sales contract with a group of school boards. Also contributing to the comparative period decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $2.4 million in 2018 compared with 2017.

Gross Margin - Energy Services 2018 vs. 2017 - Combined gross margins for Energy Services decreased $25.6 million to $65.3 million for 2018 compared with 2017. The significant drivers for the overall change were as follows:

•
Gross margin from on-site energy production at Marina decreased $24.8 million to $63.3 million in 2018 compared with 2017, primarily due to the sale of certain SREC's (see Note 1 to the consolidated financial statements).

•
Gross margin from appliance service operations at SJESP decreased $0.8 million to $1.9 million in 2018 compared with 2017, primarily due to the impact of the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017.

Gross Margin - Energy Group 2017 vs. 2016 - For 2017, combined gross margins for Energy Group decreased $87.6 million to a loss of $6.9 million compared with 2016. The significant drivers for the overall change were as follows:

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

•	Gross margin from the wholesale energy operations at SJRG decreased $78.8 million to a loss of $22.1 million in 2017 compared with 2016. The significant drivers for the overall change were as follows:

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

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2017, the wholesale energy operations had 8.7 MMdts of storage and 584,254 dts/day of firm transportation under contract.

Gross Margin - Energy Services 2017 vs. 2016 - For 2017, combined gross margins for Energy Services increased $2.8 million to $90.9 million compared with 2016. The significant drivers for the overall change were as follows:

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

Operations Expense - All Segments - A summary of net changes in operations expense follows (in thousands):

	2018 vs. 2017	2017 vs. 2016
SJI Utilities:
SJG Utility Operations	$16,316	$3,592
ETG Utility Operations	52,070	—
ELK Utility Operations	1,218	—
Subtotal SJI Utilities	69,604	3,592
Nonutility:
Energy Group:
Wholesale Energy Operations	(1,560)	(130)
Retail Gas and Other Operations	1,705	1,221
Retail Electric Operations	(452)	273
Subtotal Energy Group	(307)	1,364
Energy Services:
On-Site Energy Production	9,432	5,918
Appliance Service Operations	(2,227)	(928)
Subtotal Energy Services	7,205	4,990
Total Nonutility	6,898	6,354
Midstream	291	—
Corporate & Services and Intercompany Eliminations	10,302	12,765
Total Operations Expense	$87,095	$22,711

Operations - In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK utility operations beginning July 1, 2018 (see Note 20 to the consolidated financial statements), contributing an increase to Operations Expenses of $53.3 million.

SJG utility operations expense increased $16.3 million in 2018 compared with 2017. The increase primarily resulted from the operation of SJG’s CLEP and EEP, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenue during the year ended December 31, 2018. This was due to higher recoveries resulting from colder weather in the first quarter of 2018. In addition, the increase in operations expense was due to higher expenses in various areas, including those associated with corporate support, governance and compliance costs, along with increases in the reserve for uncollectibles as a result of higher customer accounts receivable balances.

SJG utility operations expense increased $3.6 million in 2017 compared with 2016. The increase was primarily due to higher corporate support, governance and compliance costs, higher compensation costs and higher costs related to the operation of SJG's compressed natural gas stations. The increases were partially offset by a decrease associated with the New Jersey Clean Energy Program and Energy Efficiency Programs which are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during 2017.

Nonutility operations expense increased $6.9 million in 2018 compared with 2017. This increase is primarily due to costs incurred in the first half of 2018 at the on-site energy production segment to enter into a series of agreements whereby Marina is selling its portfolio of solar energy assets to a third-party buyer, along with costs incurred to enter into the sale of SJE's retail gas business (see Note 1 to the consolidated financial statements). These increases were partially offset with lower legal fees incurred at the wholesale energy operations at SJRG from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 15 to the consolidated financial statements), along with a reduction at the appliance service operations at SJESP due to the sale of certain assets of SJESP's residential and small commercial HVAC and plumbing business to a third party, which was completed on September 1, 2017.

Nonutility operations expense increased $6.4 million in 2017 compared with 2016, primarily due to additional personnel, governance and compliance costs incurred to support continued growth.

The Corporate & Services segment had a $10.3 million increase in 2018 compared with 2017, and a $12.8 million increase in 2017 compared with 2016, in total operations expense primarily due to costs incurred on the Acquisition (see Note 1 to the consolidated financial statements). These include finders fees, consulting and legal charges, among others. These increases were partially offset by intercompany eliminations. Also contributing to the 2018 increase were costs associated with the ERIP.

Other Operating Expenses - All Segments - A summary of changes in other consolidated operating expenses (in thousands):

	2018 vs. 2017	2017 vs. 2016
Impairment Charges	$13,981	$91,299
Maintenance	$12,435	$2,178
Depreciation	$(3,995)	$10,329
Energy and Other Taxes	$3,050	$145

Impairment Charges - Marina incurred approximately $105.3 million of impairment charges on solar generating facilities and LFGTE assets in 2018, which were driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, along with the carrying value of LFGTE assets no longer being recoverable (see Note 1 to the consolidated financial statements). Marina incurred approximately $91.3 million of non-cash impairment charges during 2017, including impairments on solar generating facilities, LFGTE long-lived assets, LFGTE assets customer relationships, and goodwill (see Note 1 to the consolidated financial statements). These impairment charges were recorded in the On-Site Energy Production segment.

Maintenance Expense - Maintenance expense increased $12.4 million in 2018 compared with 2017, of which ETG and ELK contributed $3.4 million. The remaining increase was primarily due to increased maintenance of services activity and higher levels of RAC amortization at SJG. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues. Maintenance expense increased $2.2 million during 2017 compared with 2016 primarily due to increased maintenance of services activity and higher levels of RAC amortization.

Depreciation Expense - Depreciation expense decreased $4.0 million in 2018 compared with 2017 primarily due to reduced depreciation expense at Marina as a result of the solar assets being classified as held for sale (see Note 1 to the consolidated financial statements), along with impairment charges taken on solar generating facilities and LFGTE assets in 2018. Partially offsetting this decrease is the impact of ETG and ELK, along with increased investment in property, plant and equipment by the gas utility operations of SJG. Depreciation increased $10.3 million in 2017 compared with 2016 primarily due to increased investment in property, plant and equipment by the gas utility operations at SJG and on-site energy production at Marina.

Energy and Other Taxes - The change in energy and other taxes in 2018 compared with the prior year was attributable to the addition of ETG/ELK. The change in energy and other taxes in 2017 compared with the prior year was not significant.

Net Gain on Sales of Assets - In the fourth quarter 2018, the Company recognized net gains on the sale of assets of $15.4 million, which includes gains on the sale of solar assets of $17.6 million, partially offset with a loss incurred on the sale of the retail gas operations at SJE of $2.2 million. See Note 1 to the consolidated financial statements.

Other Income and Expense - Other income and expense decreased $8.6 million in 2018 compared with 2017 primarily due to a gain recorded on a sale of real estate during the first quarter of 2017, as well as interest income earned in 2017 from a favorable FERC decision over a tariff rate dispute at SJRG, neither of which recurred in 2018. Other income increased $6.0 million in 2017 compared with 2016 primarily due to higher AFUDC due to increased capital spending and a new AIRP II program at SJG, a gain recorded on a sale of real estate during the first quarter of 2017, as well as interest income earned from a favorable FERC decision over a tariff rate dispute at SJRG (see Note 15 to the consolidated financial statements). These were partially offset by a settlement at Marina during the second quarter of 2016 as discussed in Note 7 to the consolidated financial statements.

Interest Charges - Interest charges increased $36.3 million in 2018 compared with 2017 primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG, including financing for the Acquisition (see Note 14 to the consolidated financial statements).

Interest charges increased $22.6 million in 2017 compared with 2016 primarily due to the following:

•	$11.1 million due to higher amounts of long-term debt outstanding at SJI and SJG, along with higher interest rates on variable rate debt outstanding at SJI and SJG.

•	$5.1 million of charges incurred on the bridge credit facility entered into in conjunction with the Acquisition.

•	$4.0 million of interest charges incurred from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 15 to the consolidated financial statements),

•
$2.4 million resulting from an amendment of an existing interest rate derivative contract previously linked to unrealized losses recorded in AOCL, which was reclassified to interest expense as a result of the prior hedged transactions being deemed probable of not occurring (see Note 16 to the consolidated financial statements).

Income Taxes - Income taxes went from a benefit of $24.9 million in 2017 to expense of $0.6 million in 2018 primarily due to income before income taxes in 2018 as opposed to a loss before income taxes in 2017. Income taxes changed from a $54.2 million expense in 2016 to a $24.9 million benefit in 2017 primarily due to $13.5 million of adjustments made as a result of Tax Reform, which was enacted in 2017 (see Note 4 to the consolidated financial statements), which are excluded from Economic Earnings. Also contributing was an overall loss before income taxes, as opposed to income in 2016, primarily due to several impairment charges taken as discussed under "Impairment Charges" above (also see Note 1 to the consolidated financial statements), along with an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 15 to the consolidated financial statements). These were partially offset with the impact of recording no investment tax credits on renewable energy facilities in 2017 as opposed to $9.1 million in 2016, which is consistent with SJI's previously announced strategy of substantially reducing solar development.

Equity in Earnings of Affiliated Companies - The change in equity in earnings of affiliated companies in 2018 and 2017 compared with the prior year was not significant.

Discontinued Operations - The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge and other regulatory clauses, and environmental remediation expenditures through the RAC; working capital needs of SJI's energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $143.6 million, $190.3 million and $262.6 million in 2018, 2017 and 2016, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in 2018 produced less net cash than 2017 due to lower collections from customers at the Utilities as well as higher costs experienced at SJG for environmental remediations. This decrease was partially mitigated by higher margins and increased collections on daily energy trading activities at SJRG driven in part by cold weather experienced in the first quarter of 2018, along with the SJG base rate case settlement and customer growth. In addition, SJI did not make a pension payment in 2018, but did make a $10.0 million contribution in the first quarter of 2017.

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

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects along with the impacts from the Acquisition, for 2018, 2017 and 2016 amounted to $1.79 billion, $287.3 million and $280.3 million, respectively. The high amount of net cash outflows from investing activities for 2018 was due to cash paid for the Acquisition (see Note 20 to the consolidated financial statements). We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for 2019, 2020 and 2021 to be approximately $378.9 million, $536.5 million and $506.4 million, respectively.  These amounts include the capital expenditures of ETG and ELK (post-Acquisition) for all three years. The high level of investing activities for 2019, 2020 and 2021 is due to the accelerated infrastructure investment programs at SJG along with projected SJI Midstream investments, net of projected returns, in 2019 through 2021. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other key investing activities of SJI during 2018 and 2017 were as follows:

•	SJI received approximately $310.6 million in 2018 from the sale of certain solar assets along with the sale of SJE's retail gas operations. See Note 1 to the consolidated financial statements.

•	SJI paid $11.3 million to enter into a new asset management agreement. See Note 1 to the consolidated financial statements.

•	SJI made net investments in unconsolidated affiliates of $6.6 million and $32.1 million in 2018 and 2017, respectively.

•	During 2017, SJI received approximately $3.1 million related to the sale of real estate. SJI recognized an after-tax gain on this sale of approximately $1.7 million.

•	During 2017, SJI made an incremental $7.5 million payment above the prior year to fund company-owned life insurance.

•	During 2017, SJI received the remaining balance in connection with an outstanding note receivable with a third party. Cash proceeds received in 2017 were $22.9 million.

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of December 31, 2018 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$400,000	$33,100	(A)	$366,900	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	83,100		366,900

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	108,300	(B)	91,700	August 2022
Uncommitted Bank Line	10,000			10,000	August 2019

Total SJG	210,000	108,300		101,700

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	86,000		114,000	June 2020

Total	$860,000	$277,400		$582,600

(A) Includes letters of credit outstanding in the amount of $6.1 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

On June 26, 2018, SJI (as a guarantor to ELK's obligation under this revolving credit agreement) and ETG and ELK (as Borrowers) entered into a $200.0 million, two-year revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at December 31, 2018. As of December 31, 2018, outstanding loans from this credit facility amount to $86.0 million.

The SJG and ETG/ELK facilities are restricted as to use and availability specifically to SJG and ETG/ELK, respectively; however, if necessary, the SJI facilities can also be used to support the liquidity needs of SJG, ETG or ELK. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI, SJG, ETG and ELK were in compliance with these covenants as of December 31, 2018. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (which includes SJG and ETG/ELK), which changes daily, was 3.32%, 2.46% and 1.47% at December 31, 2018, 2017 and 2016, respectively.  SJG's weighted average interest rate on these borrowings, which changes daily, was 2.96%, 1.88% and 0.97% at December 31, 2018, 2017 and 2016, respectively.
SJI's average borrowings outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the years ended December 31, 2018 and 2017 were $265.5 million and $276.7 million, respectively. The maximum amounts outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the years ended December 31, 2018 and 2017 were $497.0 million and $373.8 million respectively.

SJG's average borrowings outstanding under its credit facilities, not including letters of credit, during the years ended December 31, 2018 and 2017 were $86.0 million and $17.6 million, respectively. The maximum amount outstanding under its credit facilities, not including letters of credit, during the years ended December 31, 2018 and 2017 were $177.0 million and $110.1 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

The SJI and SJG principal credit facilities are provided by a syndicate of banks. In January 2018, the NPA for Senior Unsecured Notes issued by SJI, as well as the credit agreements with its syndicate of banks, were amended to reflect a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. Further, in the event that SJI receives less than $500.0 million of net cash proceeds from the issuance of equity or equity-linked securities, that financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) increases to not more than 0.75 to 1, measured at the end of each fiscal quarter, for a period of one year following the closing of the acquisition of ETG and ELK. SJI and SJG were in compliance with this covenant as of December 31, 2018. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of December 31, 2018.

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

2018-2019 Activity:

In January 2018, SJI issued the following MTN's: (a) $25.0 million aggregate principal amount of 3.32% Senior Notes, Series 2017A-2, due January 2025 and (b) $25.0 million aggregate principal amount of 3.56% Senior Notes, Series 2017B-2, due January 2028.

In the second quarter of 2018, the Company issued senior unsecured notes as follows: (a) $90.0 million aggregate principal amount of 3.18% Senior Notes, Series 2018A, due April 2021; (b) $80.0 million aggregate principal amount of 3.82% Senior Notes, Series 2018B, due 2028; and (c) $80.0 million aggregate principal amount of 3.92% Senior Notes, Series 2018C, due 2030.

In April 2018, the Company completed the following public offerings, the net proceeds of which were used to fund a portion of the consideration paid for the assets of ETG and ELK (see Notes 1 and 6 to the consolidated financial statements):

•
SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing, including 1,652,542 shares pursuant to the underwriters’ option. The gross proceeds from these shares was $173.7 million, with net proceeds, after deducting underwriting discounts and commissions, of $167.7 million. The remaining 6,779,661 shares of common stock ("Forward Shares") were to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares in 2018. In January 2019, the Company settled the equity forward sale agreement by physically delivering 6,779,661 shares of common stock and receiving net cash proceeds of approximately $189.0 million. See Note 22 to the consolidated financial statements.

•
SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 15, April 15, July 15 and October 15 of each year (except that if such date is not a business day, contract adjustment payments will be payable on the following business day, without adjustment), commencing on July 15, 2018. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the contract adjustment payments due through April 15, 2021 are initially charged to Shareholders’ Equity, with an offsetting credit to Other Current and Noncurrent Liabilities on the consolidated balance sheet. These liabilities are accreted over the life of the purchase contract by interest charges to the income statement based on a constant rate calculation. Subsequent contract adjustment payments reduce this liability. This offering resulted in gross proceeds of approximately $287.5 million, with net proceeds, after deducting underwriting discounts and commissions, of $278.9 million. As of December 31, 2018, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the consolidated balance sheets (see Note 14).

On June 20, 2018, the Company issued an aggregate of $475.0 million of Floating Rate Senior Notes, Series 2018D, due 2019 on the one-year anniversary of the date of initial issuance. These notes will be repaid using the proceeds of the various contemplated asset sales or will be refinanced.

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

In November 2018, SJG redeemed $8.0 million of 4.01% MTNs.

In December 2018, ETG issued $530.0 million aggregate principal amount of its First Mortgage Bonds, Series 2018A, which were issued in five Tranches (see Note 14 to the consolidated financial statements). The proceeds from the sale of these bonds were used to repay short-term indebtedness under a previous $530.0 million, 364-day term loan credit agreement dated as of June 26, 2018, which was entered into to help fund the Acquisition. Prior to repayment, the term loans bore interest at a variable base rate or a variable LIBOR at the election of the Company.

On January 15, 2019, SJI settled its equity forward sale agreement (see Note 6 to the consolidated financial statements) by delivering 6,779,661 shares of common stock and receiving net cash proceeds of approximately $189.0 million. The forward price used to determine cash proceeds received by SJI at settlement was calculated based on the initial forward sale price, as adjusted for underwriting fees, interest rate adjustments as specified in the equity forward agreement and any dividends paid on our common stock during the forward period.

On January 17, 2019, SJI provided Notice of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay a portion of the $475.0 million aggregate principal amount outstanding. As a result, the Company paid $150.0 million on January 31, 2019. On February 6, 2019, a second Notice of Optional Prepayment was provided by SJI to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company's intent to prepay an additional $125.0 million on February 22, 2019.

CURRENT PORTION OF LONG-TERM DEBT - The Company has $733.9 million of long-term debt that is due within the next year. The Company expects to significantly reduce this debt in 2019 using cash provided from the settlement of its equity forward sale agreement (see Note 22 to the consolidated financial statements), the sale of the remaining solar assets (see Note 1 to the consolidated financial statements), along with the sale of other assets considered non-core to the business.  The remaining long-term debt that is due within the next year is expected to be paid by utilizing funds provided from refinancing activity and from the revolving credit facility. The Company anticipates refinancing approximately $500.0 million of outstanding long-term debt during 2019.

2017 Activity:

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

SJG had a $200.0 million multiple-draw term facility offered by a syndicate of banks. This facility bore interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. The total outstanding amount under this facility as of December 31, 2016 was $200.0 million, which was classified in current portion of long-term debt on the consolidated balance sheets as of December 31, 2016 as it was due in June 2017. In January 2017, SJG issued $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal repayments beginning in 2025. The MTN's bear interest at an annual rate of 3.0% payable semiannually. Proceeds were used to pay down the above-mentioned $200.0 million multiple-draw term facility.

In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement ("Credit Agreement"), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $200.0 million during 2017. Proceeds from the above-mentioned $400.0 million term loan credit agreement entered into in October 2018 were used to pay down this facility.

In May 2017, Marina voluntarily redeemed bonds issued by the NJEDA in an aggregate principal amount of $61.4 million, as follows:  Thermal Energy Facilities Revenue Bonds (Marina Energy LLC - 2001 Project) Series A ($20.0 million); Thermal Energy Facilities Federally Taxable Revenue Bonds (Marina Energy LLC - 2001 Project) Series B ($25.0 million); and Thermal Energy Facilities Revenue Bonds (Marina Energy LLC Project) Series 2006A ($16.4 million).  In connection with the redemptions, separate related letter of credit reimbursement agreements were terminated (see Note 15 to the consolidated financial statements).

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

No other long-term debt was issued or retired during the years ended December 31, 2018 or 2017.

SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2017 or 2018. SJI does not intend to issue equity capital via the DRP in 2019.

SJI's capital structure was as follows:

	As of December 31,
	2018	2017
Equity	28.9%	43.7%
Long-Term Debt	64.9%	43.6%
Short-Term Debt	6.2%	12.7%
Total	100.0%	100.0%

During 2018, 2017 and 2016, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 67 consecutive years and has increased that dividend each year for the last 19 years. SJI currently seeks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL REMEDIATION - Costs for remediation projects, net of recoveries from ratepayers, for 2018, 2017 and 2016 amounted to net cash outflows of $59.3 million, $39.9 million and $39.7 million, respectively. These include environmental remediation liabilities of ETG associated with six former manufactured gas plant sites in New Jersey which are recoverable from customers through rate mechanisms approved by the BPU. Total net cash outflows for remediation projects are expected to be approximately $43.2 million, $77.9 million and $54.0 million for 2019, 2020 and 2021, respectively.  As discussed in Notes 10 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from ratepayers.

STANDBY LETTERS OF CREDIT — See Note 15 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2018, average $84.6 million annually and total $867.5 million over the contracts' lives. Approximately 36% of the financial commitments under these contracts expire during the next five years. These contracts are included in SJI's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase 832,500 dts/d of natural gas, from various suppliers, for terms ranging from four to ten years at index-based prices.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. SJG has also committed to a purchase of a minimum of 55,000 dts/d and up to 70,000 dts/d, for a term of ten years at index-based prices. The obligations for these purchases have not been included in SJI's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2018 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Principal Payments on Long-Term Debt	$2,867,764	$733,909	$495,818	$106,168	$1,531,869
Interest on Long-Term Debt	1,091,131	105,180	154,071	124,958	706,922
Construction Obligations	320,672	320,672	—	—	—
Operating Leases	1,885	838	916	131	—
Commodity Supply Purchase Obligations	1,701,676	626,361	483,359	195,228	396,728
Environmental Remediation Costs	253,650	47,592	131,878	46,810	27,370
New Jersey Clean Energy Program	18,832	18,832	—	—	—
Other Purchase Obligations	4,213	4,213	—	—	—
Total Contractual Cash Obligations	$6,259,823	$1,857,597	$1,266,042	$473,295	$2,662,889

Long-Term Debt in the table above does not include unamortized debt issuance costs of $27.0 million, which are reclassified to Long-Term Debt on the consolidated balance sheets.

Interest on long-term debt in the table above includes the related interest obligations through maturity on all outstanding long-term debt.  Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI did not make contributions to its employee pension plans in 2018. SJI contributed $10.0 million to the pension plans, of which SJG contributed $8.0 million, in January 2017. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. The proposed project was approved by the BPU in 2015 and the New Jersey Pinelands Commission in 2017, and would have supplied natural gas to this facility as well as provided a secondary supply of natural gas to customers in Atlantic and Cape May counties. SJG remains committed to meeting the vitally important needs of residents and businesses in these counties, and SJG is exploring other alternatives.

OFF-BALANCE SHEET ARRANGEMENTS - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which the Company has either made guarantees or has certain other interests or obligations.

As of December 31, 2018, SJI had issued $8.6 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

In April 2018, SJI entered into various agreements relating to public offerings. See "Liquidity and Capital Resources."

NOTES RECEIVABLE-AFFILIATES - As of December 31, 2018, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

Management will continue to monitor the situation surrounding the cogeneration assets and will evaluate the carrying value of the investment and the note receivable as future events occur.

PENDING LITIGATION - SJI and SJG are subject to claims arising in the ordinary course of business and other legal proceedings. SJI has been named in, among other actions, certain gas supply contract disputes and certain product liability claims related to our former sand mining subsidiary. See Note 15 to the consolidated financial statements for more detail on these claims.

SOUTH JERSEY GAS COMPANY

This section of Management’s Discussion focuses on SJG for the reported periods. In many cases, explanations and disclosures for both SJI and SJG are substantially the same or specific disclosures for SJG are included in the Management's Discussion for SJI.

RESULTS OF OPERATIONS:

The results of operations for the SJG utility operation are described in detail above; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations under South Jersey Industries, Inc. Refer to the section entitled “Results of Operations - SJG Utility Operations” for a detailed discussion of the results of operations for SJG.

The following table summarizes the composition of selected gas utility throughput for the years ended December 31, (in thousands, except for degree day data):

	December 31, 2018		December 31, 2017		December 31, 2016
Utility Throughput - dts:
Firm Sales -
Residential	25,424	16%	22,107	15%	22,126	15%
Commercial	6,037	4%	5,294	3%	4,956	3%
Industrial	434	—	422	—	310	—
Cogeneration and Electric Generation	2,384	1%	1,300	1%	1,485	1%
Firm Transportation -
Residential	1,504	1%	1,635	1%	1,975	1%
Commercial	6,978	4%	6,422	4%	6,892	5%
Industrial	10,278	6%	10,894	7%	11,612	8%
Cogeneration and Electric Generation	5,113	3%	6,199	4%	7,451	5%
Total Firm Throughput	58,152	35%	54,273	35%	56,807	38%

Interruptible Sales	28	—	3	—	2	—
Interruptible Transportation	1,039	1%	1,140	1%	1,149	1%
Off-System	13,582	9%	25,560	17%	16,526	11%
Capacity Release	86,249	55%	70,315	47%	73,913	50%

Total Throughput - Utility	159,050	100%	151,291	100%	148,397	100%

Number of Customers at Year End:
Residential	365,009	93%	358,026	93%	352,427	93%
Commercial	25,657	7%	25,184	7%	24,767	7%
Industrial	426	—	423	—	431	—

Total Customers	391,092	100%	383,633	100%	377,625	100%

Annual Degree Days*	4,602		4,272		4,292
*Each day, each degree of average daily temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Annual degree-days is the sum of the daily totals.

Throughput - Gas Utility Operations 2018 vs. 2017 - Total gas throughput increased 7.8 MMdts or 5.1% in 2018 compared with 2017, primarily due to 15.9 MMdts increase in capacity release. The increase in capacity release volume was primarily related to acquisition of additional pipeline capacity on the Tennessee pipeline system, which was not in service during the same periods in the prior year. In addition, total firm throughput increased by 3.9 MMdts due to weather that was 7.7% colder than the previous year and 7,459 additional customers. These increases were partially offset by 12.0 MMdts decrease in OSS volume, primarily due to production area OSS made for April through October 2017 which did not occur during 2018.

Throughput - Gas Utility Operations 2017 vs. 2016 - Total gas throughput increased 2.9 MMdts, or 2.0%, in 2017 compared with 2016 primarily due to increases in Off-System Sales of 9.0 MMdts. The increase in Off-System volume is primarily related to additional Off-System contracts that were entered into April through October of 2017.  The increase in Off-System volume was partially offset by a 3.6 MMdts decrease in capacity releases during 2017 compared to 2016. Additionally, third-party supplier deliveries also decreased by 2.8 MMdts during 2017 compared to 2016, primarily due to weather that was 0.4% warmer than the previous year.

Operating Revenues & Utility Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2018 vs. 2017	2017 vs. 2016
Operations	16,316	$3,383
Maintenance	9,015	$2,178
Depreciation	5,868	$6,455
Energy and Other Taxes	517	$109

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $5.9 million and $6.5 million in 2018 and 2017, respectively, compared with the prior year primarily due to continuing investment in utility plant.  The increased spending in recent years is a direct result of New Jersey's infrastructure improvement efforts, which included the approval of SJG’s AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes in 2018 and 2017 compared with prior years was not significant.

Other Income and Expense - The changes in Other Income and Expense in 2018 compared to 2017 were not significant. Other Income and Expense increased $2.6 million in 2017 compared with 2016, primarily due to higher AFUDC due to increased capital spending and a new AIRP II program.

Interest Charges – Interest charges increased $3.3 million in 2018 compared with 2017, primarily due to higher amounts of long-term debt outstanding compared with 2017. Interest charges increased $6.8 million in 2017 compared with 2016, primarily due to higher amounts of long-term debt outstanding (see Note 14 to the consolidated financial statements).

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Changes for the year ended December 31, 2018 were also impacted by Tax Reform.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $113.0 million, $106.7 million and $142.2 million for the years ended 2018, 2017 and 2016, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.

Operating activities in 2018 produced more net cash than 2017 due to the SJG base rate case settlement and customer growth. In addition, SJG did not make a pension payment in 2018, but did make an $8.0 million contribution in the first quarter of 2017.
These were partially offset with higher costs experienced for environmental remediations.

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

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2019, 2020 and 2021 to be approximately $277.3 million, $283.7 million and $370.4 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

SJI did not contribute equity to SJG in 2018. SJI contributed equity infusions of $40.0 million and $65.0 million to SJG during the years ended December 31, 2017 and 2016, respectively. No dividends were declared by SJG in 2018. In December 2017, SJG declared and paid cash dividends of $20.0 million to SJI.

SJG’s capital structure was as follows:

	As of December 31,
	2018	2017
Common Equity	50.2%	51.3%
Long-Term Debt	44.5%	45.8%
Short-Term Debt	5.3%	2.9%
Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for 2018, 2017 and 2016, amounted to net cash outflows of $53.7 million, $39.9 million and $39.7 million, respectively. Total net cash outflows for remediation projects are expected to be $28.6 million, $42.5 million and $32.5 million for 2019, 2020 and 2021, respectively. Environmental remediation costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of December 31, 2018, averaged $68.7 million annually and totaled $453.4 million over the contracts’ lives.  Approximately 27% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

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

The following table summarizes SJG's contractual cash obligations and their applicable payment due dates as of December 31, 2018 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$900,264	$18,909	$355,818	$71,168	$454,369
Interest on Long-Term Debt	235,322	32,273	45,272	37,952	119,825
Commodity Supply Purchase Obligations	295,504	295,504	—	—	—
Environmental Remediation Costs	148,071	33,022	74,954	27,118	12,977
Construction Obligations	477,230	87,137	130,180	65,919	193,994
Operating Leases	175	56	112	7	—
New Jersey Clean Energy Program	8,323	8,323	—	—	—
Other Purchase Obligations	4,213	4,213	—	—	—

Total Contractual Cash Obligations	$2,069,102	$479,437	$606,336	$202,164	$781,165

Long-Term Debt in the table above does not include unamortized debt issuance costs of $6.8 million, which are reclassified to Long-Term Debt on the balance sheets.

Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG did not make a pension plan contribution in 2018. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Off-Balance Sheet Arrangements - SJG has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

South Jersey Industries, Inc.

Commodity Market Risks - Certain SJI subsidiaries, including SJG, are involved in buying, selling, transporting and storing natural gas, and buying and selling retail electricity, for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk due to price fluctuations. To hedge against this risk, SJI enters into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by SJI's Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

As part of its gas purchasing strategy, SJG and ETG use financial contracts to hedge against forward price risk. These contracts are recoverable through SJG's and ETG's BGSS, subject to BPU approval.

SJRG manages risk for its own portfolio by entering into the types of transactions noted above. The retail electric operations of SJE use forward physical and financial contracts to mitigate commodity price risk on fixed price electric contracts. It is management's policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction.

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded net pre-tax gains (losses) on these contracts of $34.5 million, $(13.7) million and $26.9 million in earnings during 2018, 2017 and 2016, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility on the consolidated statements of income.

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2018 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$9,344	$554	$57	$9,955

Prices provided by other external sources	19,529	3,707	193	23,429

Prices based on internal models or other valuation methods	25,148	2,604	54	27,806

Total	$54,021	$6,865	$304	$61,190

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$6,113	$1,168	$10	$7,291

Prices provided by other external sources	11,048	1,279	27	12,354

Prices based on internal models or other valuation methods	6,973	4,537	235	11,745

Total	$24,134	$6,984	$272	$31,390

•NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 47.4 MMdts with a weighted average settlement price of $2.99 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 54.9 MMdts with a weighted average settlement price of $(0.37) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 30.4 MMdts with a weighted average settlement price of $2.87 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.4 MMWh with a weighted average settlement price of $32.60 per MWh.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Liabilities, January 1, 2018	$(4,836)
Contracts Settled During 2018, Net	4,469
Other Changes in Fair Value from Continuing and New Contracts, Net	30,167

Net Derivatives - Energy Related Assets, December 31, 2018	$29,800

As a result of the transaction to sell certain solar sites to a third party (see Note 1 to the consolidated financial statements), Marina will no longer generate SREC's on its own behalf and is no longer exposed to market risk associated with SRECs.

 Interest Rate Risk - Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at December 31, 2018 was $680.5 million and averaged $846.4 million during 2018. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $6.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; 2014 - 1 b.p. decrease.  At December 31, 2018, our average interest rate on variable-rate debt was 3.40%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2018, the interest costs on $1.97 billion of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of December 31, 2018, SJI's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of December 31, 2018, SJI had approximately $11.7 million, or 19.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with three counterparties. These counterparties are investment-grade rated.

As of December 31, 2018, SJRG had $106.8 million of Accounts Receivable under sales contracts. Of that total, 37.3% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy-trading and hedging contracts determined under the mark-to-market method as of December 31, 2018 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$333	$15	$—	$348

Prices provided by other external sources	126	—	—	126

Prices based on internal models or other valuation methods	5,005	—	—	5,005

Total	$5,464	$15	$—	$5,479

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$992	$43	$—	$1,035

Prices provided by other external sources	1,077	—	—	1,077

Prices based on internal models or other valuation methods	77	—	—	77

Total	$2,146	$43	$—	$2,189

Contracted volumes of SJG's NYMEX contracts are 7.9 MMdts with a weighted-average settlement price of $3.02 per dt. Contracted volumes of SJG's Basis contracts are 1.1 MMdts with a weighted-average settlement price of $0.83 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Liabilities, January 1, 2018	$(2,108)
Contracts Settled During 2018, Net	1,943
Other Changes in Fair Value from Continuing and New Contracts, Net	3,455

Net Derivatives - Energy Related Assets, December 31, 2018	$3,290

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at December 31, 2018, was $417.5 million and averaged $297.7 million during 2018. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $2.2 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; and 2014 - 32 b.p. increase. As of December 31, 2018, SJG's average interest rate on variable-rate debt was 3.18%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2018, the interest costs on $590.3 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 8. Financial Statements and Supplementary Data
Statements of Consolidated Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2018	2017	2016
Operating Revenues:
Utility	$670,715	$512,482	$453,819
Nonutility	970,623	730,586	582,681
Total Operating Revenues	1,641,338	1,243,068	1,036,500
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	258,781	199,660	167,154
- Nonutility	796,627	646,567	413,833
Operations (See Note 1)	256,862	169,767	147,056
Impairment Charges	105,280	91,299	—
Maintenance	32,162	19,727	17,549
Depreciation	96,723	100,718	90,389
Energy and Other Taxes	9,537	6,487	6,342
Net Gain on Sales of Assets	(15,379)	—	—
Total Operating Expenses	1,540,593	1,234,225	842,323
Operating Income (See Note 1)	100,745	8,843	194,177

Other Income and Expense (See Note 1)	2,404	11,041	5,088
Interest Charges	(90,296)	(54,019)	(31,449)
Income (Loss) Before Income Taxes	12,853	(34,135)	167,816
Income Taxes	(561)	24,937	(54,151)
Equity in Earnings of Affiliated Companies	5,611	5,794	5,396
Income (Loss) from Continuing Operations	17,903	(3,404)	119,061
Loss from Discontinued Operations - (Net of tax benefit)	(240)	(86)	(251)
Net Income (Loss)	$17,663	$(3,490)	$118,810

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.21	$(0.04)	$1.56
Discontinued Operations	—	—	—
Basic Earnings (Loss) per Common Share	$0.21	$(0.04)	$1.56

Average Shares of Common Stock Outstanding - Basic	83,693	79,541	76,362

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.21	$(0.04)	$1.56
Discontinued Operations	—	—	—
Diluted Earnings (Loss) per Common Share	$0.21	$(0.04)	$1.56

Average Shares of Common Stock Outstanding - Diluted	84,471	79,541	76,475

The accompanying notes are an integral part of the consolidated financial statements.

Statements of Consolidated Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2018	2017	2016
Net Income (Loss)	$17,663	$(3,490)	$118,810

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment (A)	10,636	(10,920)	(3,197)
Unrealized Gain on Available-for-Sale Securities (B)	—	—	118
Unrealized Gain on Derivatives - Other (B)	34	1,536	197

Other Comprehensive Income (Loss) - Net of Tax	10,670	(9,384)	(2,882)

Comprehensive Income (Loss)	$28,333	$(12,874)	$115,928

(A) Determined using a combined average statutory tax rate of 25% for 2018; 27% for 2017; and 40% for 2016.
(B) Determined using a combined average statutory tax rate of 25% for 2018; 39% for 2017; and 40% for 2016.

The accompanying notes are an integral part of the consolidated financial statements.

Statements of Consolidated Cash Flows (In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Income (Loss)	$17,663	$(3,490)	$118,810
Loss from Discontinued Operations	240	86	251
Income (Loss) from Continuing Operations	17,903	(3,404)	119,061
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Net Gain on Sales of Assets	(15,379)	(2,563)	—
Impairment Charges	105,280	91,299	—
Loss on Extinguishment of Debt	—	543	—
Depreciation and Amortization	132,914	123,486	109,818
Net Unrealized (Gain) Loss on Derivatives - Energy Related	(34,447)	13,667	(26,935)
Unrealized (Gain) Loss on Derivatives - Other	(1,337)	677	(647)
Provision for Losses on Accounts Receivable	7,977	6,949	6,907
CIP Receivable/Payable	32,523	915	(24,943)
Deferred Gas Costs - Net of Recoveries	(46,495)	(28,092)	11,753
Deferred SBC Costs - Net of Recoveries	311	(5,578)	(7,102)
Stock-Based Compensation Expense	4,144	4,254	3,892
Deferred and Noncurrent Income Taxes - Net	10,392	10,082	55,789
Environmental Remediation Costs - Net of Recoveries	(59,307)	(39,860)	(39,731)
Gas Plant Cost of Removal	(11,184)	(7,062)	(6,070)
Pension Contribution	—	(10,000)	—
Changes in:
Accounts Receivable	(106,283)	21	(67,160)
Inventories	566	5,589	387
Prepaid and Accrued Taxes - Net	13,418	(23,366)	4,253
Accounts Payable and Other Accrued Liabilities	114,371	58,858	112,199
Derivatives - Energy Related	5,208	899	6,723
Other Assets and Liabilities	(26,999)	(6,989)	4,477
Cash Flows from Discontinued Operations	7	(4)	(44)

Net Cash Provided by Operating Activities	143,583	190,321	262,627

Cash Flows from Investing Activities:
Capital Expenditures	(341,120)	(272,965)	(279,423)
Cash Paid for Acquisition, Net of Cash Acquired	(1,740,285)	—	—
Cash Paid for Purchase of New Contract	(11,339)	—	—
Proceeds from Sale of Property, Plant and Equipment	310,644	3,547	—
Investment in Long-Term Receivables	(8,643)	(9,324)	(10,886)
Proceeds from Long-Term Receivables	9,813	9,861	10,014
Notes Receivable	—	22,884	9,916
Purchase of Company-Owned Life Insurance	(1,298)	(9,180)	(2,398)
Investment in Affiliate	(9,524)	(29,636)	(12,943)
Return of Investment in Affiliate	—	—	4,750
Advances on Notes Receivable - Affiliate	—	(2,451)	—
Net Repayment of Notes Receivable - Affiliate	2,967	—	672

Net Cash Used in Investing Activities	(1,788,785)	(287,264)	(280,298)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(75,900)	50,300	(135,600)
Proceeds from Issuance of Long-Term Debt	2,432,500	450,000	61,000
Payments for Issuance of Long-Term Debt	(21,574)	(14,204)	(147)
Principal Repayments of Long-Term Debt	(768,909)	(293,309)	(49,366)
Dividends on Common Stock	(94,756)	(87,308)	(82,380)
Net Settlement of Restricted Stock	(776)	(751)	(387)
Proceeds from Sale of Common Stock	173,750	—	214,426
Payments for the Issuance of Common Stock	(7,149)	—	—
Payment of Lease Obligation	—	—	(10,600)

Net Cash Provided by (Used in) Financing Activities	1,637,186	104,728	(3,054)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(8,016)	7,785	(20,725)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	39,695	31,910	52,635

Cash, Cash Equivalents and Restricted Cash at End of Year	$31,679	$39,695	$31,910

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest (Net of Amounts Capitalized)	$84,792	$51,456	$32,372
Income Taxes (Refunds) Paid	$(20,004)	$(8,348)	$194

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$44,184	$32,253	$39,130
Notes Receivable Exchanged for Accounts Payable	$—	$3,841	$10,168

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2018	2017
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$4,341,113	$2,652,244
Accumulated Depreciation	(787,243)	(498,161)
Nonutility Property and Equipment, at cost	152,232	741,027
Accumulated Depreciation	(52,629)	(194,913)

Property, Plant and Equipment - Net	3,653,473	2,700,197

Investments:
Available-for-Sale Securities	41	36
Restricted	1,649	31,876
Investment in Affiliates	76,122	62,292

Total Investments	77,812	94,204

Current Assets:
Cash and Cash Equivalents	30,030	7,819
Accounts Receivable	337,502	202,379
Unbilled Revenues	79,538	73,377
Provision for Uncollectibles	(18,842)	(13,988)
Notes Receivable - Affiliate	1,945	4,913
Natural Gas in Storage, average cost	60,425	48,513
Materials and Supplies, average cost	1,743	4,239
Prepaid Taxes	30,694	41,355
Derivatives - Energy Related Assets	54,021	42,139
Assets Held For Sale	59,588	—
Other Prepayments and Current Assets	26,548	28,247

Total Current Assets	663,192	438,993

Regulatory and Other Noncurrent Assets:
Regulatory Assets	662,969	469,224
Derivatives - Energy Related Assets	7,169	5,988
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	27,961	28,721
Goodwill	734,607	3,578
Other (See Note 1)	116,119	110,906

Total Regulatory and Other Noncurrent Assets	1,562,100	631,692

Total Assets	$5,956,577	$3,865,086

The accompanying notes are an integral part of the consolidated financial statements.

	2018	2017
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 120,000,000 shares; Outstanding Shares: 85,506,218 (2018) and 79,549,080 (2017)
Balance at Beginning of Year	$99,436	$99,347
Common Stock Issued or Granted Under Stock Plans	7,447	89
Balance at End of Year	106,883	99,436
Premium on Common Stock	843,268	709,658
Treasury Stock (at par)	(292)	(271)
Accumulated Other Comprehensive Loss	(26,095)	(36,765)
Retained Earnings	343,258	420,351

Total Equity	1,267,022	1,192,409

Long-Term Debt	2,106,863	1,122,999

Total Capitalization	3,373,885	2,315,408

Current Liabilities:
Notes Payable	270,500	346,400
Current Portion of Long-Term Debt	733,909	63,809
Accounts Payable	410,463	284,899
Customer Deposits and Credit Balances	32,058	43,398
Environmental Remediation Costs	47,592	66,372
Taxes Accrued	5,881	2,932
Derivatives - Energy Related Liabilities	24,134	46,938
Derivatives - Other Current	588	748
Deferred Contract Revenues	1,772	259
Interest Accrued	14,208	9,079
Pension Benefits	3,631	2,388
Other Current Liabilities	36,102	15,860

Total Current Liabilities	1,580,838	883,082

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	85,836	86,884
Pension and Other Postretirement Benefits	110,112	101,544
Environmental Remediation Costs	206,058	106,483
Asset Retirement Obligations	80,163	59,497
Derivatives - Energy Related Liabilities	7,256	6,025
Derivatives - Other Noncurrent	7,285	9,622
Regulatory Liabilities	478,499	287,105
Other	26,645	9,436

Total Deferred Credits and Other Noncurrent Liabilities	1,001,854	666,596

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$5,956,577	$3,865,086

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2016, 2017 and 2018

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2016	$88,707	$499,460	$(296)	$(24,499)	$474,167	$1,037,539
Net Income	—	—	—	—	118,810	118,810
Other Comprehensive Loss, Net of Tax	—	—	—	(2,882)	—	(2,882)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,640	207,483	30	—	—	218,153
Cash Dividends Declared - Common Stock ($1.07 per share)	—	—	—	—	(82,380)	(82,380)

Balance at December 31, 2016	99,347	706,943	(266)	(27,381)	510,597	1,289,240
Net Loss	—	—	—	—	(3,490)	(3,490)
Other Comprehensive Loss, Net of Tax	—	—	—	(9,384)	—	(9,384)
Common Stock Issued or Granted Under Stock Plans	89	2,715	(5)	—	—	2,799
Cash Dividends Declared - Common Stock ($1.10 per share)	—	—	—	—	(87,308)	(87,308)
Excess Tax Benefit on Restricted Stock	—	—	—	—	552	552

Balance at December 31, 2017	99,436	709,658	(271)	(36,765)	420,351	1,192,409
Net Income					17,663	17,663
Other Comprehensive Loss, Net of Tax				10,670		10,670
Common Stock Issued or Granted Through Equity Offering or Stock Plans	7,447	133,610	(21)			141,036
Cash Dividends Declared - Common Stock ($1.13 per share)					(94,756)	(94,756)

Balance at December 31, 2018	$106,883	$843,268	$(292)	$(26,095)	$343,258	$1,267,022

Disclosure of Changes In Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (B)	Unrealized Gain (Loss) on Available- for-Sale Securities (B)	Other Comprehensive Income (Loss) of Affiliated Companies (B)	Accumulated Other Comprehensive Loss

Balance at January 1, 2016	$(22,145)	$(2,129)	$(128)	$(97)	$(24,499)
Changes During Year	(3,197)	197	118	—	(2,882)
Balance at December 31, 2016	(25,342)	(1,932)	(10)	(97)	(27,381)
Changes During Year	(10,920)	1,536	—	—	(9,384)
Balance at December 31, 2017	(36,262)	(396)	(10)	(97)	(36,765)
Changes During Year	10,636	34			10,670
Balance at December 31, 2018	$(25,626)	$(362)	$(10)	$(97)	$(26,095)

(A) Determined using a combined average statutory tax rate of 25% for 2018; 27% for 2017; and 40% for 2016.
(B) Determined using a combined average statutory tax rate of 25% for 2018; 39% for 2017; and 40% for 2016.

The accompanying notes are an integral part of the consolidated financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Revenues	$548,000	$517,254	$461,055
Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	209,649	204,432	174,390
Operations (See Note 1)	112,920	96,604	93,012
Maintenance	28,742	19,727	17,549
Depreciation	59,755	53,887	47,432
Energy and Other Taxes	4,246	3,729	3,620
Total Operating Expenses	415,312	378,379	336,003
Operating Income (See Note 1)	132,688	138,875	125,052
Other Income and Expense (See Note 1)	4,685	4,087	1,234
Interest Charges	(28,011)	(24,705)	(17,875)
Income Before Income Taxes	109,362	118,257	108,411
Income Taxes	(26,413)	(45,700)	(39,366)
Net Income	$82,949	$72,557	$69,045

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net Income	$82,949	$72,557	$69,045

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment (A)	3,606	(11,090)	(2,197)
Unrealized Gain on Available-for-Sale Securities (B)	—	—	98
Unrealized Gain on Derivatives - Other (B)	34	27	27

Other Comprehensive Income (Loss) - Net of Tax	3,640	(11,063)	(2,072)

Comprehensive Income	$86,589	$61,494	$66,973

(A) Determined using a combined average statutory tax rate of 25% for 2018; 27% for 2017; and 40% for 2016.
(B) Determined using a combined average statutory tax rate of 25% for 2018; 39% for 2017; and 40% for 2016.

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Income	$82,949	$72,557	$69,045
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	82,622	71,654	63,901
Provision for Losses on Accounts Receivable	7,997	6,949	6,993
CIP Receivable/Payable	32,523	915	(24,943)
Deferred Gas Costs - Net of Recoveries	(46,495)	(28,092)	11,753
Deferred SBC Costs - Net of Recoveries	311	(5,578)	(7,102)
Environmental Remediation Costs - Net of Recoveries	(53,685)	(39,860)	(39,735)
Deferred and Noncurrent Income Taxes and Credits - Net	39,179	78,712	40,980
Gas Plant Cost of Removal	(6,899)	(7,062)	(6,070)
Pension Contribution	—	(7,997)	—
Changes in:
Accounts Receivable	(21,749)	(28,129)	(24,867)
Inventories	(1,198)	(3,222)	2,696
Prepaid and Accrued Taxes - Net	9,685	(20,993)	3,980
Other Prepayments and Current Assets	1,390	1,183	(448)
Gas Purchases Payable	5,149	19,526	14,879
Accounts Payable and Other Accrued Liabilities	(15,194)	(1,753)	35,982
Other Assets	(6,705)	(16,925)	(7,065)
Other Liabilities	3,094	14,784	2,183
Net Cash Provided by Operating Activities	112,974	106,669	142,162

Cash Flows from Investing Activities:
Capital Expenditures	(241,873)	(248,864)	(225,287)
Note Receivable		—	9,916
Purchase of Company Owned Life Insurance	—	(4,875)	—
Investment in Long-Term Receivables	(8,643)	(9,324)	(10,886)
Proceeds from Long-Term Receivables	9,813	9,861	10,014
Net Cash Used in Investing Activities	(240,703)	(253,202)	(216,243)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	55,500	(52,300)	(30,100)
Proceeds from Issuance of Long-Term Debt	310,000	400,000	61,000
Principal Repayments of Long-Term Debt	(238,909)	(215,909)	(27,909)
Payments for Issuance of Long-Term Debt	(219)	(2,030)	(63)
Dividends on Common Stock	—	(20,000)	—
Additional Investment by Shareholder	—	40,000	65,000
Net Cash Provided by Financing Activities	126,372	149,761	67,928

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,357)	3,228	(6,153)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period (See Note 1)	4,619	1,391	7,544

Cash, Cash Equivalents and Restricted Cash at End of Period (See Note 1)	$3,262	$4,619	$1,391

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$28,583	$23,729	$18,497
Income Taxes (Net of Refunds)	$(21,742)	$(8,476)	$(1)

Supplemental Disclosures of Noncash Investing Activities
Capital Expenditures acquired on account but not paid at year-end	$32,272	$25,889	$25,275

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2018	December 31, 2017
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,907,202	$2,652,244
Accumulated Depreciation	(523,743)	(498,161)

Property, Plant and Equipment - Net	2,383,459	2,154,083

Investments:
Restricted Investments	1,278	2,912

Total Investments	1,278	2,912

Current Assets:
Cash and Cash Equivalents	1,984	1,707
Accounts Receivable	101,572	78,571
Accounts Receivable - Related Parties	2,442	988
Unbilled Revenues	43,271	54,980
Provision for Uncollectibles	(13,643)	(13,799)
Natural Gas in Storage, average cost	16,336	14,932
Materials and Supplies, average cost	619	825
Prepaid Taxes	28,772	38,326
Derivatives - Energy Related Assets	5,464	7,327
Other Prepayments and Current Assets	11,280	12,670

Total Current Assets	198,097	196,527

Regulatory and Other Noncurrent Assets:
Regulatory Assets	492,365	469,224
Long-Term Receivables	25,531	25,851
Derivatives - Energy Related Assets	15	5
Other	17,491	17,372

Total Regulatory and Other Noncurrent Assets	535,402	512,452

Total Assets	$3,118,236	$2,865,974

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except per share amounts)

	December 31, 2018	December 31, 2017
Capitalization and Liabilities
Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(22,357)	(25,997)
Retained Earnings	668,787	585,838

Total Equity	1,008,022	921,433

Long-Term Debt	874,507	758,052

Total Capitalization	1,882,529	1,679,485

Current Liabilities:
Notes Payable	107,500	52,000
Current Portion of Long-Term Debt	18,909	63,809
Accounts Payable - Commodity	48,490	43,341
Accounts Payable - Other	52,966	41,365
Accounts Payable - Related Parties	12,563	17,029
Derivatives - Energy Related Liabilities	2,146	9,270
Derivatives - Other Current	343	389
Customer Deposits and Credit Balances	23,862	41,656
Environmental Remediation Costs	33,022	66,040
Taxes Accrued	1,891	1,760
Pension Benefits	3,597	2,353
Interest Accrued	7,134	7,615
Other Current Liabilities	9,444	7,027

Total Current Liabilities	321,867	353,654

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	286,539	287,105
Deferred Income Taxes - Net	325,886	280,746
Environmental Remediation Costs	115,049	105,656
Asset Retirement Obligations	79,890	58,714
Pension and Other Postretirement Benefits	96,053	88,871
Derivatives - Energy Related Liabilities	43	170
Derivatives - Other Noncurrent	5,524	6,639
Other	4,856	4,934

Total Regulatory and Other Noncurrent Liabilities	913,840	832,835

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,118,236	$2,865,974

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2016	$5,848	$250,827	$(12,862)	$464,114	707,927
Net Income				$69,045	69,045
Other Comprehensive Loss, Net of Tax			(2,072)		(2,072)
Additional Investment by Shareholder		65,000			65,000

Balance at December 31, 2016	5,848	315,827	(14,934)	533,159	839,900
Net Income				72,557	72,557
Other Comprehensive Loss, Net of Tax			(11,063)		(11,063)
Cash Dividends Declared – Common Stock				(20,000)	(20,000)
Additional Investment by Shareholder		40,000			40,000
Excess Tax Benefit - See Note 1		—		122	122
Tax Deficiency from Restricted Stock Plan		(83)		—	(83)

Balance at December 31, 2017	5,848	355,744	(25,997)	585,838	921,433
Net Income				82,949	82,949
Other Comprehensive Loss, Net of Tax			3,640		3,640

Balance at December 31, 2018	$5,848	$355,744	$(22,357)	$668,787	$1,008,022

The accompanying notes are an integral part of the financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Available-for-Sale Securities (B)	Unrealized Gain (Loss) on Derivatives (B)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2016	$(12,220)	$(98)	$(544)	$(12,862)
Changes During Year	(2,197)	98	27	(2,072)
Balance at December 31, 2016	(14,417)	—	(517)	(14,934)
Changes During Year	(11,090)	—	27	(11,063)
Balance at December 31, 2017	(25,507)	—	(490)	(25,997)
Changes During Year	3,606		34	3,640
Balance at December 31, 2018	$(21,901)	$—	$(456)	$(22,357)

(A) Determined using a combined average statutory tax rate of 25% in 2018; 27% for 2017; and 40% for 2016.
(B) Determined using a combined average statutory tax rate of 25% for 2018; 39% for 2017; and 40% for 2016.

The accompanying notes are an integral part of the financial statements.

 Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - SJI provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪	SJIU is a holding company that owns SJG, and as of July 1, 2018, ETG and ELK (see "Acquisition" below).

*	SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.

*	ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.

*	ELK is a regulated natural gas utility which distributes natural gas in northern Maryland.

▪
SJE acquires and markets electricity to retail end users. SJE previously acquired and marketed natural gas and provided total energy management services to commercial, industrial and residential customers. In November 2018, the Company sold SJE's retail gas businesses.

▪	SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪	SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪	Marina develops and operates on-site energy-related projects. The significant wholly-owned subsidiaries of Marina include:

•	ACB, which owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•	ACLE, BCLE, SCLE and SXLE, which owns and operates landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

•	MCS, NBS and SBS, which owned and operated solar-generation sites located in New Jersey. These entities were sold in October 2018.

▪	SJESP receives commissions on service contracts from a third party.

•	Midstream invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey.

BASIS OF PRESENTATION - SJI's consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Beginning as of the date of their acquisition, July 1, 2018, SJI is reporting on a consolidated basis the combined operations of ETG and ELK, along with its other wholly-owned and controlled subsidiaries. In management's opinion, the consolidated financial statements reflect all normal and recurring adjustments needed to fairly present SJI's financial position, operating results and cash flows at the dates and for the periods presented.

Certain reclassifications have been made to SJI's and SJG's prior period consolidated statements of income to conform to the current period presentation. The non-service cost components of net periodic pension and postretirement benefit costs are now included as a reduction to Other Income and Expense, as opposed to being recorded as an Operations Expense, to conform with ASU 2017-07, which is described below under "New Accounting Pronouncements." This caused a reduction to both Operations Expense and Other Income on the consolidated statement of income for the years ended December 31, 2017 and 2016. This also caused a reclassification to SJI's prior period segments disclosure in Note 8 to increase Operating Income within both the SJG Utility Operations and Corporate & Services segments for the years ended December 31, 2017 and 2016. This also caused a reduction to (1) Operations, Impairment Charges and Maintenance Including Fixed Charges and (2) Other Income and Expense within the summarized quarterly results of SJI's and SJG's operations for the year ended December 31, 2017 (see "Quarterly Financial Data (Unaudited)").

Certain reclassifications have been made to SJI's prior period segments disclosures to conform to the current period presentation. The activities of SJI Midstream, which were presented in the Corporate & Services segment during the years ended December 31, 2017 and 2016, are now separated into the Midstream segment for the year ended December 31, 2018. This caused prior period reclassifications to Interest Charges and Income Taxes in Note 8.

Certain reclassifications have been made to SJI's prior period consolidated balance sheet to conform to the current period presentation. Identifiable Intangible Assets are now recorded in Other Noncurrent Assets as of December 31, 2018, causing a prior period reclassification to the consolidated balance sheet as of December 31, 2017.

ACQUISITION - On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"), for total consideration of $1.74 billion (see Note 20). In the second quarter of 2018, SJI completed public equity offerings and issued long-term debt to help fund the Acquisition (see Notes 6 and 14, respectively).

AGREEMENT TO SELL SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina has agreed to sell its distributed solar energy projects located across New Jersey, Maryland, Massachusetts and Vermont with total capacity of approximately 204 MW (the “Projects”). As part of the Transaction, Marina sold the assets comprising the Projects or, in some cases, 100% of the equity interests of certain special purpose companies wholly-owned by Marina that own the assets comprising certain Projects, including MCS, NBS and SBS. The sale of individual Projects is occurring on a rolling basis as the conditions precedent to each closing have been satisfied, including obtaining certain regulatory filings and receipt of consents to assignment of project contracts and permits. The individual purchase prices for those Projects have been adjusted to account for Project revenues retained by Marina during the period prior to such closings. Also in connection with the Transaction, Marina will lease certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes back from the buyer from the date each such project is acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project.

In July 2018, as part of the Transaction, Marina received a cash payment of $62.5 million for the sale of certain SRECs.

During the fourth quarter of 2018, the Company closed on the majority of these projects, including the wholly-owned subsidiaries MCS, NBS and SBS, with each project sold having met all conditions to satisfy closing as defined above. Total consideration received in the fourth quarter related to these sales was $228.1 million. The Company currently has projects that have not yet closed and are expected to be sold in 2019. The value of these unsold assets is $59.6 million and is recorded as Assets Held For Sale on the consolidated balance sheets as of December 31, 2018, where they will remain until they are transferred to a buyer.

The Company also closed in the fourth quarter of 2018 on a separate solar project for total consideration of $4.8 million.

In total, the Company recorded pre-tax gains on the sale of all projects discussed above of $17.6 million in Net Gain on Sales of Assets on the consolidated statements of income, with these gains pertaining to those projects that were not impaired as discussed under "Impairment of Long-Lived Assets" below.

SALE OF RETAIL GAS OPERATIONS OF SJE - On November 30, 2018, SJI sold the retail gas assets of SJE for total consideration of $15.0 million. As a result of this agreement, SJE no longer acquires, transports or markets natural gas for retail markets. The Company recognized a pre-tax loss on this sale of $2.2 million, which is recorded in Net Gain on Sales of Assets on the consolidated statements of income.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in AOCL. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. SJI includes the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Earnings (Loss) of Affiliated Companies (see Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary. No impairment losses were recorded on equity investments during 2018, 2017 or 2016. SJG does not hold any equity investments.

ESTIMATES AND ASSUMPTIONS - The consolidated financial statements were prepared to conform with GAAP. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition and goodwill.

REGULATION - SJG and ETG are subject to the rules and regulations of the BPU, while ELK is subject to the rules and regulations of the MPSC. See Note 10 for a discussion of SJG's, ETG's and ELK's rate structure and regulatory actions. SJG, ETG and ELK maintain their accounts according to the BPU's and MPSC's, prescribed Uniform System of Accounts. SJG, ETG and ELK follow the accounting for regulated enterprises prescribed by FASBASC Topic 980 -”Regulated Operations.”  In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 11 for a detailed discussion of regulatory assets and liabilities.

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For retail customers (including SJG) that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. SJRG's gas revenues are recognized in the period the commodity is delivered. Realized and unrealized gains and losses on energy-related derivative instruments are also recognized in operating revenues for SJRG. See further discussion under Derivative Instruments. SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. The Company recognizes revenues on commissions received related to SJESP appliance service contracts from a third party on a monthly basis as these commissions are earned. Marina recognizes revenue on a monthly basis as services are provided, as lease income is earned, and for on-site energy production that is delivered to its customers.

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

ASSET RETIREMENT OBLIGATIONS - The amounts included under ARO are primarily related to the legal obligations SJI has to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity was as follows (in thousands):

	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
AROs as of January 1,	$59,497	$59,427
Accretion	1,909	1,955
Additions	297	1,008
Settlements	(3,402)	(2,893)
Revisions in Estimated Cash Flows (A)	21,862	—
ARO's as of December 31,	$80,163	$59,497

	2018	2017
SJG:
AROs as of January 1,	$58,714	$58,674
Accretion	1,880	1,925
Additions	297	1,008
Settlements	(2,863)	(2,893)
Revisions in Estimated Cash Flows (A)	21,862	—
ARO's as of December 31,	$79,890	$58,714
(A) The revision in estimated cash flows reflects an increase in the contract retirement costs of approximately $31.5 million, partially offset by $9.6 million due to changes in the discount and inflation rates to settle the ARO. Corresponding entries were made to Regulatory Assets and Utility Plant, thus having no impact on earnings.

PROPERTY, PLANT AND EQUIPMENT - For regulatory purposes, utility plant is stated at original cost, which may be different than costs if the assets were acquired from another regulated entity. Nonutility property, plant and equipment is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

Utility Plant balances and Nonutility Property and Equipment as of December 31, 2018 and 2017 were comprised of the following (in thousands):

	SJI (includes SJG and all other consolidated subsidiaries):		SJG
	2018	2017	2018	2017
Utility Plant
Production Plant	$1,281	$296	$296	$296
Storage Plant	92,769	61,909	61,996	61,909
Transmission Plant	326,906	258,598	306,654	258,598
Distribution Plant	3,466,101	2,044,421	2,212,831	2,044,421
General Plant	303,219	175,599	241,095	175,599
Other Plant	1,964	1,855	1,855	1,855
Utility Plant In Service	4,192,240	2,542,678	2,824,727	2,542,678
Construction Work In Progress	148,873	109,566	82,475	109,566
Total Utility Plant	$4,341,113	$2,652,244	$2,907,202	$2,652,244

Nonutility Property and Equipment
Solar Assets (A)	$—	$582,379	$—	$—
Cogeneration Assets	126,228	125,614	—	—
Other Assets	26,004	33,034	—	—
Total Nonutility Property and Equipment	$152,232	$741,027	$—	$—
(A) All remaining solar assets are recorded as Assets Held for Sale in the consolidated balance sheets as of December 31, 2018.

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU/MPSC approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2018, and 2.2% in each of 2017 and 2016. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 50 years. Gain or loss on the disposition of nonutility property is recognized in operating income. As of December 31, 2018, total accumulated depreciation for utility and nonutility property and equipment was $787.2 million and $52.6 million, respectively. As of December 31, 2018, total accumulated depreciation for SJG utility property and equipment was $523.7 million.

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

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on the rate base utilized by the BPU to set rates in SJG's last base rate proceeding. For SJG's accelerated infrastructure programs, SJG capitalizes interest on construction at a rate prescribed by the programs (see Note 10), and amounts are included in Utility Plant on the consolidated balance sheets. Midstream capitalizes interest on capital projects in progress based on the actual cost of borrowed funds, and amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the statements of consolidated income.  The amount of interest capitalized by SJI (including SJG) for the years ended December 31, 2018, 2017 and 2016 was $2.5 million, $2.0 million and $6.6 million, respectively. The amount of interest capitalized by SJG for the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $1.6 million and $5.3 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with FASB ASC Topic 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

The Transaction described above under "Agreement to Sell Solar Assets" triggered an indicator of impairment in the second quarter of 2018 as the purchase price was less than the carrying amount for several of the assets sold and, as a result, several assets were considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount of the respective assets and the fair value, which was determined using the purchase price and the expected cash flows from the assets, including potential price reductions resulting from the timing needed to satisfy all required closing conditions. As a result, the Company recorded an impairment charge within the on-site energy production segment of $99.2 million (pre-tax) in Impairment Charges on the consolidated statements of income for the year ended December 31, 2018, to reduce the carrying amount of several assets to their fair market value.

In 2017, SJI had reason to believe that, due to a significant decline in the market prices of Maryland SRECs, combined with increase of operating expenses, the full carrying value of SJI's Maryland solar facilities may not be recoverable. As a result, SJI performed an impairment test on the respective assets which led to an impairment charge of $43.9 million for the year ended December 31, 2017. Also, during the fourth quarter of 2017, as the Company updated its estimated future cash flows for the rest of its solar portfolio, the Company determined that the expected future undiscounted cash flows for certain individual solar facilities were below their carrying value and the assets were considered impaired. As a result, SJI recorded an additional impairment charge of $27.4 million in 2017. The fair values of the impaired solar facilities were determined using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, which were Level 3 fair value measurements. The key inputs to the methodology were forecasted SREC and electric revenues, operating expenses, salvage values, and discount rates.

Also in the fourth quarter of 2017, SJI observed its LFGTE assets were incurring continuing cash flow losses specifically due to larger than expected decreases in electric generation and increasing operating expenses, and as a result had reason to believe the carrying value of these assets may no longer be recoverable. As a result, SJI performed an impairment test on the respective assets which led to an impairment charge of $16.5 million for the year ended December 31, 2017. The fair values of the LFGTE assets were determined using a combination of market and cost approaches, which considers similar market transactions that are specific to the LFGTE assets. The cost and market approaches used were deemed Level 3 fair value measurements. In the fourth quarter of 2018, SJI observed its LFGTE assets were continuing to incur cash flow losses for similar reasons, and as a result had reason to believe the remaining carrying value of these assets may no longer be recoverable. As a result, the remaining carrying value of all such assets was written off via an impairment charge of $6.1 million (pre-tax) during the fourth quarter of 2018.

For the years ended December 31, 2018 and 2017, SJI had total long-lived asset impairment charges (pre-tax) of $105.3 million and $87.8 million, respectively. These impairment charges are recorded within Impairment Charges on the consolidated statements of income and are included within the On-Site Energy Production segment. No impairment charges were recorded at SJI for the year ended December 31, 2016. No impairment charges were recorded at SJG for the years ended December 31, 2018, 2017 and 2016. Additional impairment charges on assets other than long-lived assets were recorded during the year ended December 31, 2017, see Note 21.

DERIVATIVE INSTRUMENTS - SJI accounts for derivative instruments in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in AOCL and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. We currently have no cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under FASB ASC Topic 980, gains and losses on derivatives related to SJG's gas purchases are recorded through the BGSS clause.

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

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these costs during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, $8.6 million and $8.7 million , respectively, related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2018 and 2017, SJI held 233,482 and 216,642 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

AFUDC - SJI and SJG record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently, AFUDC increases the regulated revenue requirement and is included in rate base and recovered over the service life of the asset through a higher rate base and higher depreciation.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes” (See Note 4). A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

On December 22, 2017, Tax Reform was enacted into law, changing various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but was required to be accounted for in the period of enactment, as such SJI adopted the new requirements in the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, see Note 4.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

BUSINESS COMBINATION - The Company applies the acquisition method to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred by the acquirer and the equity interests issued by the acquirer. Acquisition-related costs are expensed as incurred. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill (see Note 20).

AMA - On July 1, 2018, SJRG purchased from a third party an AMA whereby SJRG will manage the pipeline capacity of ETG. Total cash payment was $11.3 million. The AMA expires on March 31, 2022. Under the AMA, SJRG will pay ETG an annual fee of $4.25 million, plus additional profit sharing as defined in the AMA. The amounts received by ETG will be credited to its BGSS clause and returned to its ratepayers. The total purchase price was allocated as follows (in thousands):

Natural Gas in Storage	$9,685
Intangible Asset	19,200
Profit Sharing - Other Liabilities	(17,546)
Total Consideration	$11,339

As of December 31, 2018 the balance of the intangible asset is $16.6 million and is recorded to Other Current and Noncurrent Assets on the consolidated balance sheets of SJI, with the reduction being due to amortization. As of December 31, 2018, the balance in the liability is $17.0 million and is recorded to Regulatory Liabilities on the consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

ERIP - The Company offered an ERIP to non-union, non-Officer employees over the age of 55 years old with 20 or more years of service to the Company as well as to Officers over the age of 55 years old with 5 or more years of service to the Company. Communication was made to these employees in the fourth quarter 2018, with acceptance made by non-union employees by December 15, 2018 and by Officers by December 31, 2018. Total cost to the Company for the ERIP was $13.4 million, of which $8.3 million is included in Operations Expense on the consolidated statements of income as of December 31, 2018, and $5.1 million was related to employees of SJG and recorded as a Regulatory Asset on the consolidated balance sheets. These costs include severances, curtailments and special termination benefits on the Company's pension, SERP and OPEB plans.

CURRENT PORTION OF LONG-TERM DEBT - The Company has $733.9 million of long-term debt that is due within the next year. The Company expects to significantly reduce this debt in 2019 using cash provided from the settlement of its equity forward sale agreement (see Note 22), the sale of the remaining solar assets as noted above, along with the sale of other assets considered non-core to the business.  The remaining long-term debt that is due within the next year is expected to be paid off by utilizing funds provided from refinancing activity and from the revolving credit facility. The Company anticipates refinancing approximately $500.0 million of outstanding long-term debt during 2019.

Management believes that actions presently being taken to pay off the long-term debt that is due within the next year will be successful as the Company has been successful in refinancing debt in the past. However, there can be no assurance that success will continue in the future. No adjustments have been made to the financial statements to account for this uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement had, or is expected to have, a material impact on the consolidated financial statements.

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

On January 1, 2018, SJI and SJG adopted ASU 2014-09 and all amendments, in accordance with the guidance in ASC 606. SJI and SJG adopted the new guidance using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historical accounting under ASC 605. See Note 19. The methods of recognizing revenue for SJI's and SJG's contracts with customers is the same under ASC 605 and ASC 606, as revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606. As such, there was no significant impact to revenues for the year ended December 31, 2018 for SJI or SJG as a result of applying ASC 606, and there was no cumulative catch-up to retained earnings for SJI or SJG under the modified retrospective method for changes in accounting for revenues. Further, there were no significant changes to SJI's or SJG's business processes, systems or internal controls over financial reporting needed to support recognition and disclosure under the new guidance. Some revenue arrangements, such as alternative revenue programs and derivative contracts, are excluded from the scope of ASC 606 and, therefore, will be presented separately from revenues under ASC 606 on SJI and SJG's footnote disclosures (see Note 19).

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

•
In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. The amendments in this ASU permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. A lessor making this election will exclude from the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures. The amendments in this ASU related to certain lessor costs also require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties, and require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments, and record those reimbursed costs as revenue. Lastly, the amendments in this ASU related to recognizing variable payments for contracts with lease and nonlease components require lessors to allocate (rather than recognize as currently required) certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur.

The new guidance in ASU 2016-02, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.

Management has formed an implementation team that has completed the process of inventorying all current contracts, including those of ETG and ELK, and has determined the population of leases that will be in scope under the new guidance. Management will elect the optional transition guidance granted by ASU 2018-11 and will apply the requirements of the lease standard at the adoption date, January 1, 2019, and will not restate comparative periods. Management has elected to apply certain of the practical expedients included in ASU 2016-02 and its related amendments to its entire population of leases. Specifically, the Company will elect the transition practical expedient package which states that for all leases that have commenced before the effective date, an entity need not reassess whether any expired or existing contracts are or contain leases, an entity need not reassess the lease classification for any expired or existing leases, and an entity need not reassess initial direct costs for any existing leases. The Company has elected not to use hindsight when determining lease term at the effective date.

Management believes that the impact on its statement of financial position, its statement of comprehensive income and its statement of cash flows will not be material. Neither SJI nor SJG expect any impact on its shareholders equity at the effective date.
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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU is designed to improve guidance related to the presentation of defined benefit costs in the income statement. In particular, this ASU requires an employer to report the service cost component in the same line item(s) as other compensation costs and requires the other components of net periodic pension and postretirement benefit costs to be separately presented in the consolidated statements of income outside of operating income. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Adoption of this guidance was applied retroactively and did not have a material impact on the financial statements of SJI or SJG; however, current and prior period presentation on the consolidated statements of income were modified for SJI and SJG to conform to this guidance, as described under "Basis of Presentation" above.

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting of hedging relationships so that it represents a more faithful portrayal of an entity’s risk management activities (i.e., to help financial statement users understand an entity’s risk exposures and the manner in which hedging strategies are used to manage them), as well as to further simplify the application of the hedge accounting guidance in GAAP. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

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

In March 2018, the FASB issued ASU 2018-04, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update). This ASU incorporates recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulation. ASU No. 2018-04 was effective upon issuance. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This ASU aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, equity-classified share-based payment awards issued to non-employees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date. For performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. The current requirement to reassess the classification (equity or liability) for non-employee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. SJI and SJG early adopted this ASU during the third quarter of 2018, which resulted in capitalizing implementation costs for hosting arrangements per the new guidance. This did not represent a change to the financial statements of SJI and SJG.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The amendments should be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12 for entities that have not already adopted the ASU 2017-12. For public companies that already have adopted the amendments in ASU 2017-12, the amendments are effective for fiscal years, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim period upon issuance of this ASU if an entity already has adopted ASU 2017-12. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The amendments in this ASU for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required by GAAP). These amendments will create alignment between determining whether a decision-making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public companies. Early adoption is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606, specifically when the collaborative arrangement participant is a customer in the context of a unit-of-account. It provides more comparability in the presentation of revenues for certain transactions between collaborative arrangement participants, including adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public companies. Early adoption is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

Under SJI's 2015 Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the years ended December 31, 2018, 2017 and 2016.  No stock appreciation rights have been issued under the plans. During the years ended December 31, 2018, 2017 and 2016, SJI granted 201,858 167,734 and 194,347 restricted shares, respectively, to Officers and other key employees under the plans.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

SJI grants time-based shares of restricted stock, one-third of which vests annually over a three-year period and which are limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a ROE of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. Beginning in 2018, the vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirements being met in years one, two, and three of the grant. In 2018, 2017, and 2016, Officers and other key employees were granted 67,479, 53,058, and 58,304 shares of time-based restricted stock, respectively, which are included in the shares noted above.

Grants containing market-based performance targets use SJI's TSR relative to a peer group to measure performance. As TSR-based grants are contingent upon market and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant on a straight-line basis over the requisite three-year period of each award. In addition, SJI identifies specific forfeitures of share-based awards, and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of performance goals. The fair value of TSR-based restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

Earnings-based performance targets include pre-defined EGR and ROE goals to measure performance. Beginning in 2016, performance targets include pre-defined CEGR for SJI. As EGR-based, ROE-based and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

SJI granted 26,416, 30,394 and 35,197 restricted shares to Directors in 2018, 2017 and 2016, respectively.  Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2018, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2016 - TSR	50,531	$22.53	18.1%	1.31%
	2016 - CEGR, Time	63,747	23.52	N/A	N/A
	2017 - TSR	43,615	$32.17	20.8%	1.47%
	2017 - CEGR, Time	71,796	$33.69	N/A	N/A
	2018 - TSR	59,973	$31.05	21.9%	2.00%
	2018 - CEGR, Time	122,147	$31.23	N/A	N/A

Directors -	2018	26,416	$31.16	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the years ended December 31 (in thousands):

	2018	2017	2016
Officers & Key Employees	$3,321	$3,232	$3,051
Directors	823	1,022	841
Total Cost	4,144	4,254	3,892

Capitalized	(386)	(288)	(385)
Net Expense	$3,758	$3,966	$3,507

The table above reflects the reversal of approximately $0.3 million $1.1 million and $0.1 million of previously recorded costs in 2018, 2017 and 2016, respectively. These reversals are associated with EPS-based grants for which performance goals were not met.

As of December 31, 2018, there was $5.1 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2018, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2018	342,793	30,394	$28.60
Granted	201,858	26,416	$31.17
Vested	(44,902)	(30,394)	$26.24
Cancelled/Forfeited	(87,940)	—	$28.75
Nonvested Shares Outstanding, December 31, 2018	411,809	26,416

During the years ended December 31, 2018, 2017 and 2016, SJI awarded 67,130, 65,628 and 13,247, respectively, shares to its Officers and other key employees at a market value of $2.0 million, $2.2 million and $0.3 million, respectively. Also, during the years ended December 31, 2018, 2017 and 2016, SJI granted 26,416, 30,394 and 35,197 shares to its Directors at a market value of $0.8 million, $1.0 million and $0.8 million, respectively.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the years ended December 31, 2018, 2017 and 2016, SJG officers and other key employees were granted 32,924, 24,001 and 33,218 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the years ended December 31, 2018, 2017 and 2016 was $0.6 million and $0.4 million and $0.6 million, respectively. Approximately 65% of these costs were capitalized on SJG's balance sheets to Utility Plant.

3.	AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

Energenic - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic developed and operated on-site, self-contained, energy-related projects. Energenic currently does not have any projects that are operational.

Potato Creek - SJI and a joint venture partner formed Potato Creek, in which SJI has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

PennEast - Midstream has a 20% investment in PennEast, which is planning to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey.

Millennium - SJI and a joint venture partner formed Millennium, in which SJI has a 50% equity interest. Millennium reads utility customers’ meters on a monthly basis for a fee.

EnergyMark - SJE has a 33% investment in EnergyMark, an entity that acquires and markets natural gas to retail end users.
For the years ended December 31, 2018, 2017 and 2016, SJRG had net sales to EnergyMark of $41.6 million, $37.5 million and $31.4 million, respectively.

EnerConnex - In the second quarter of 2018, SJI entered into an agreement to obtain a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity. The investment made by SJI in EnerConnex was not material.

The Company made net investments in unconsolidated affiliates of $6.6 million and $32.1 million in 2018 and 2017, respectively. As of December 31, 2018 and 2017, the outstanding balance of Notes Receivable – Affiliate was $15.2 million and $18.2 million, respectively. As of December 31, 2018, approximately $13.6 million of these notes are secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. The remaining $1.6 million of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2018, the Company had a net asset of approximately $76.1 million included in Investment in Affiliates on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2018 is limited to its combined equity contributions and the Notes Receivable-Affiliate in the aggregate amount of $91.3 million.

DISCONTINUED OPERATIONS - Discontinued Operations consist of the environmental remediation activities related to the properties of SJF and the product liability litigation and environmental remediation activities related to the prior business of Morie. SJF is a subsidiary of EMI, an SJI subsidiary, which previously operated a fuel oil business. Morie is the former sand mining and processing subsidiary of EMI. EMI sold the common stock of Morie in 1996.

SJI conducts tests annually to estimate the environmental remediation costs for these properties (see Note 15).

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2018	2017	2016
Loss before Income Taxes:
Sand Mining	$(118)	$(84)	$(205)
Fuel Oil	(184)	(175)	(179)
Income Tax Benefits	62	173	133
Loss from Discontinued Operations — Net	$(240)	$(86)	$(251)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—

SJG RELATED-PARTY TRANSACTIONS - SJG conducts business with its parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJES - a wholly-owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility operating businesses:

•
SJE - Prior to the sale of SJE's retail gas business (see Note 1), for SJE’s commercial customers for which SJG performed billing services, SJG purchased the related accounts receivable at book value and charged them a purchase of receivable fee for potential uncollectible accounts, and assumed all risk associated with collection.

•	SJRG - SJG sells natural gas for resale and capacity release to SJRG and also meets some of SJG's gas purchasing requirements by purchasing natural gas from SJRG.

•	Marina - SJG provides natural gas transportation services to Marina under BPU-approved tariffs.

•	Millennium - Reads SJG's utility customers’ meters on a monthly basis for a fee.

Sales of gas to SJRG and SJE comply with Section 284.02 of the Regulations of the FERC.

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

A summary of related party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	2018	2017	2016
Operating Revenues/Affiliates:
SJRG	$5,813	$4,458	$6,934
Marina	379	314	302
Other	91	86	83
Total Operating Revenues/Affiliates	$6,283	$4,858	$7,319

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	2018	2017	2016
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$33,313	$24,337	$16,306

Operations Expense/Affiliates:
SJI	$31,740	$22,154	$20,296
Millennium	2,920	2,856	2,803
Other	(569)	(653)	(198)
Total Operations Expense/Affiliates	$34,091	$24,357	$22,901

*These costs are included in either SJG's Cost of Sales on the statements of income, or Regulatory Assets on the balance sheets. As discussed in Note 1, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

4.	INCOME TAXES:

SJI files a consolidated federal income tax return and various state income tax returns, some of which are combined or unitary.

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for SJI and SJG for the following reasons (in thousands):

	2018	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
Tax at Statutory Rate*	$3,877	$(9,915)	$60,624
Increase (Decrease) Resulting from:
State Income Taxes	622	2,778	6,438
ESOP Dividend	(791)	(1,314)	(1,300)
Tax Reform Adjustments	(588)	(13,521)	—
AFUDC	(1,835)	(3,094)	(900)
Amortization of Excess Deferred Taxes	(893)	—	—
Investment and Other Tax Credits	(93)	(666)	(10,706)
Other - Net	262	795	(5)
Income Taxes:
Continuing Operations	561	(24,937)	54,151
Discontinued Operations	(62)	(173)	(133)
Total Income Tax (Benefit) Expense	$499	$(25,110)	$54,018

SJG:
Tax at Statutory Rate*	22,966	41,390	37,944
Increase (Decrease) Resulting from:
State Income Taxes	5,220	5,955	4,096
ESOP Dividend	(712)	(1,182)	(1,170)
AFUDC	(1,126)	(1,446)	(900)
Research and Development Credits	—	—	(613)
Other - Net	65	983	9
Total Income Tax Expense	26,413	45,700	39,366

The provision for Income Taxes is comprised of the following (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2018	2017	2016
Current:
Federal	$(13,790)	$(34,971)	$—
State	3,959	(48)	(1,638)
Total Current	(9,831)	(35,019)	(1,638)
Deferred:
Federal	13,564	5,761	44,246
State	(3,172)	4,321	11,543
Total Deferred	10,392	10,082	55,789
Income Taxes:
Continuing Operations	561	(24,937)	54,151
Discontinued Operations	(62)	(173)	(133)
Total Income Tax (Benefit) Expense	$499	$(25,110)	$54,018

SJG:
Current:

Federal	$(12,766)	$(33,012)	$—
State	—	—	(1,614)
Total Current	(12,766)	(33,012)	(1,614)
Deferred:
Federal	32,571	69,550	33,064
State	6,608	9,162	7,916
Total Deferred	39,179	78,712	40,980
Total Income Tax Expense	$26,413	$45,700	$39,366
*See Tax Reform discussion below.

For the year ended December 31, 2018, SJI tax expense increased primarily due to higher income before taxes compared to 2017, as 2017 resulted in a loss before taxes compared to income in 2018. For the year ended December 31, 2017, SJI's tax expense decreased primarily due to adjustments made as a result of the Tax Reform (discussed below) along with an overall loss before income taxes, as opposed to income in 2016. These were partially offset with the impact of recording no investment tax credits in 2017. For SJG, tax expense decreased as income before taxes decreased as well.

TAX REFORM - On December 22, 2017, Tax Reform was enacted into law, changing various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but was required to be accounted for in the period of enactment, as such SJI adopted the new requirements in the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, including provisions related to the permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, modification of bonus depreciation and changes to the deductibility of certain business related expenses. As a result of the change in the federal corporate income tax rate, SJI and SJG revalued deferred tax assets and liabilities to reflect the rates expected to be in effect as a result of Tax Reform. This resulted in SJI recording a $14.1 million income tax benefit in total for the decrease of its net deferred tax liabilities. SJG also recorded a $260.5 million total decrease in its net deferred tax liabilities, which resulted in an increase to SJG's regulatory liabilities as such amounts are probable of settlement or recovery through customer rates. The amounts noted above were the total recorded between 2017 and 2018 as a result of Tax Reform. The amount and timing of potential settlements of the established net regulatory liability will be determined by the BPU, subject to certain IRS "normalization" provisions. All adjustments related to Tax Reform were recorded in the Corporate & Services segment.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of Tax Reform for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of Tax Reform for which the accounting under ASC 740 is complete.

As of December 31, 2018, SJI and SJG consider the impacts from Tax Reform to be complete. While we still expect additional guidance from the U.S. Department of the Treasury and the IRS, we have finalized our calculations using available guidance. Any additional issued guidance or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of Tax Reform.

On August 3, 2018, the U.S. Department of Treasury, in conjunction with the IRS, released proposed regulations clarifying the immediate expensing provisions enacted by Tax Reform, specifically that regulated utility property acquired after September 27, 2017, and placed in service by December 31, 2017, qualifies for 100% expensing. Until the proposed regulations are finalized, taxpayers may rely on the proposed regulations for tax years ending after September 28, 2017. SJI and SJG recorded the impact of these proposed regulations and the adjustment was immaterial.

In November 2018, the IRS issued proposed regulations that allow all interest expense of a consolidated group to be deductible as long as a public utility comprises at least 90 percent of the total consolidated business. Under these proposed regulations, SJI expects to meet the de minimis safe harbor rule in 2018 and therefore, the full amount of SJI’s 2018 consolidated interest expense would be deductible.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax assets and liabilities for SJI and SJG at December 31 (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2018	2017
Deferred Tax Assets:
Net Operating Loss Carryforward	$125,418	$152,541
Investment and Other Tax Credits	214,698	214,605
Derivatives / Unrealized Loss	—	2,068
Conservation Incentive Program	1,701	—
Deferred State Tax	16,087	16,905
Income Taxes Recoverable Through Rates	103,434	76,426
Pension & Other Post Retirement Benefits	16,560	16,624
Deferred Revenues	5,736	5,726
Provision for Uncollectibles	5,319	3,854
Other	4,639	1,949
Total Deferred Tax Asset	$493,592	$490,698
Deferred Tax Liabilities:
Book versus Tax Basis of Property	$458,772	$486,854
Deferred Gas Costs - Net	25,812	10,254
Derivatives / Unrealized Gain	4,463	—
Environmental Remediation	20,250	31,393
Deferred Regulatory Costs	14,351	3,554
Budget Billing - Customer Accounts	4,550	4,043
Deferred Pension & Other Post Retirement Benefits	34,095	21,349
Conservation Incentive Program	—	7,721
Equity In Loss Of Affiliated Companies	1,417	1,377
Other	15,718	11,037
Total Deferred Tax Liability	$579,428	$577,582
Deferred Tax Liability - Net	$85,836	$86,884

SJG:
Deferred Tax Assets:
Net Operating Loss and Tax Credits	$60,986	$73,785
Deferred State Tax	16,754	14,688
Provision for Uncollectibles	3,776	3,811
Conservation Incentive Program	1,701	—
Income Taxes Recoverable Through Rates	67,372	76,426
Pension & Other Post Retirement Benefits	16,699	15,031
Deferred Revenues	5,906	6,066
Other	2,599	2,413
Total Deferred Tax Assets	$175,793	$192,220

Deferred Tax Liabilities:
Book Versus Tax Basis of Property	$395,371	$386,642
Deferred Fuel Costs - Net	23,642	10,254
Environmental Remediation	40,753	31,637
Deferred Regulatory Costs	5,061	3,554
Deferred Pension & Other Post Retirement Benefits	21,870	21,349
Budget Billing - Customer Accounts	4,550	4,043
Section 461 Prepayments	1,081	866
Conservation Incentive Program	—	7,721

Other	9,351	6,900
Total Deferred Tax Liabilities	$501,679	$472,966

Deferred Tax Liability - Net	$325,886	$280,746
SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2018 and 2017, there were no income taxes due to or from SJI.

As of December 31, 2018, SJI has the following federal and state net operating loss carryforwards (in thousands):

	Net Operating Loss Carryforwards
Expire in:	Federal	State
2031	$36,126	$3,142
2032	42,988	17,982
2033	57,363	35,232
2034	106,899	28,853
2035	51,308	9,956
2036	72,199	170,497
2037	75,606	89,714
2038	—	68,865
	$442,489	$424,241

As of December 31, 2018, SJI has the following investment tax credit carryforwards (in thousands):

Expire in:	Investment Tax Credit Carryforward
2030	$11,628
2031	25,664
2032	32,031
2033	45,606
2034	37,699
2035	45,005
2036	11,744
2037	636
2038	93
$210,106

SJI has $1.2 million of federal alternative minimum tax credits which have no expiration date. SJI also has research and development credits of $3.2 million that will expire between 2031 and 2035. As of December 31, 2018 and 2017, SJG has total federal net operating loss carryforwards of $200.0 million and $261.1 million, respectively, that will expire between 2031 and 2037. SJG has a state net operating loss carryforward of $207.9 million and $208.8 million that will expire between 2036 and 2037. SJG has research and development credits of $2.7 million which will expire between 2031 and 2035. A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. SJI and SJG believe that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2018	2017	2016
Balance at January 1,	$1,445	$1,445	$559
Increase as a result of tax positions taken in prior years	—	—	886
Decrease in prior year positions	(298)	—	—
Balance at December 31,	$1,147	$1,445	$1,445

SJG:
Balance at January 1,	$1,361	$1,361	$559
Increase as a result of tax position taken in prior years	—	—	802
Decrease in prior year positions	(298)	—	—
Balance at December 31,	$1,063	$1,361	$1,361

The total unrecognized tax benefits reflected in the table above exclude $0.8 million of accrued interest and penalties as of December 31, 2018, $0.8 million as of December 31, 2017 and $0.7 million as of December 31, 2016 for both SJI and SJG. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2018, 2017 or 2016. The majority of the increased tax position in 2016 is attributable to research and development credits. The Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states and tax credits. Federal income tax returns from 2014 forward and state income tax returns from 2008 forward are open and subject to examination.

5.	PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.	COMMON STOCK:

The following shares were issued and outstanding at December 31 (See Note 1):

	2018	2017	2016
Beginning of Year	79,549,080	79,478,055	70,965,622
New Issuances During Year:
Dividend Reinvestment Plan	—	—	417,095
Stock-Based Compensation Plan	67,308	71,025	45,338
Public Equity Offering	5,889,830	—	8,050,000
End of Year	85,506,218	79,549,080	79,478,055

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2018 of approximately $133.6 million was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of December 31, 2018. SJG did not issue any new shares during the period. SJIU, a wholly-owned subsidiary of SJI, owns all of the outstanding common stock of SJG.

PUBLIC OFFERINGS - In April 2018, the Company completed the following public offerings, the net proceeds of which were used to fund a portion of the consideration paid for the assets of ETG and ELK (see Notes 1 and 20):

•
SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing, including 1,652,542 shares pursuant to the underwriters’ option. The gross proceeds from these shares was $173.7 million, with net proceeds, after deducting underwriting discounts and commissions, of $167.7 million. The remaining 6,779,661 shares of common stock ("Forward Shares") were to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares in 2018. In January 2019, the Company settled the equity forward sale agreement; see Note 22.

•
SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 15, April 15, July 15 and October 15 of each year (except that if such date is not a business day, contract adjustment payments will be payable on the following business day, without adjustment), commencing on July 15, 2018. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the contract adjustment payments due through April 15, 2021 are initially charged to Shareholders’ Equity, with an offsetting credit to Other Current and Noncurrent Liabilities on the consolidated balance sheet. These liabilities are accreted over the life of the purchase contract by interest charges to the income statement based on a constant rate calculation. Subsequent contract adjustment payments reduce this liability. This offering resulted in gross proceeds of approximately $287.5 million, with net proceeds, after deducting underwriting discounts and commissions, of $278.9 million. As of December 31, 2018, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the consolidated balance sheets (see Note 14).

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 777,603 and 112,590 shares for the years ended December 31, 2018 and 2016, respectively. For the year ended December 31, 2017, incremental shares of 141,750 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI’s restricted stock as discussed in Note 2, along with, for the year ended December 31, 2018, the impact of the Forward Shares and Equity Units discussed above, accounted for under the treasury stock method.

DIVIDENDS PER SHARE - Dividends per share were $1.13, $1.10 and $1.07 for the years ended December 31, 2018, 2017 and 2016, respectively.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2017 or 2018. SJI does not intend to issue equity capital via the DRP in 2019.

RETAINED EARNINGS:

The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically of which could impact their capitalization structure. In addition, various loan agreements may contain restrictions regarding the amount of cash dividends or other distributions that the Utilities may pay on its common stock. As of December 31, 2018, these loan restrictions did not affect the amount that may be distributed from the Utilities's retained earnings.

SJG declared and paid cash dividends of $20.0 million in 2017 to SJI. Cash dividends were not declared or paid by SJG to SJI in 2018 or 2016. SJG received a $40.0 million and $65.0 million equity contribution from SJI in 2017 and 2016, respectively; there was no equity contribution to SJG in 2018. Future equity contributions will occur on an as needed basis.

7.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with selected counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of December 31, 2018 and 2017, SJI's balances (including SJG) in these accounts totaled $1.6 million and $31.6 million, respectively, held by the counterparty, which is recorded in Restricted Investments on the consolidated balance sheets. The Restricted Investments balance as of December 31, 2017 also included $0.3 million related to capital project escrow funds that Marina was previously required to maintain. SJI also had balances held by SJRG as collateral of $7.9 million which is recorded in Accounts Payable on the consolidated balance sheets. As of December 31, 2018 and 2017, SJG's balance held by the counterparty totaled $1.3 million and $2.9 million, respectively, which is recorded in Restricted Investments on the balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at December 31, 2018 and 2017, which would be included in Level 1 of the fair value hierarchy (see Note 17).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of December 31, 2018
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	30,030	1,984
Restricted Investments	1,649	1,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,679	$3,262

	As of December 31, 2017
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	7,819	1,707
Restricted Investments	31,876	2,912
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,695	$4,619

NOTES RECEIVABLE-AFFILIATES - As of December 31, 2018, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $5.3 million and $7.0 million as of December 31, 2018 and 2017, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.7 million and $0.7 million as of December 31, 2018 and 2017, respectively.  The annual amortization to interest is not material to SJI's or SJG's consolidated financial statements.  The carrying amounts of these receivables approximate their fair value at December 31, 2018 and 2017, which would be included in Level 2 of the fair value hierarchy (see Note 17).

CREDIT RISK - As of December 31, 2018, SJI had approximately $11.7 million, or 19.1%, of current and noncurrent Derivatives–Energy Related Assets transacted with three counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at December 31, 2018 and 2017, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 17).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of December 31, 2018 and 2017, were $2.91 billion and $1.22 billion, respectively. The carrying amounts of SJI's long-term debt, including current maturities, as of December 31, 2018 and 2017, were $2.84 billion and $1.19 billion, respectively. The carrying amounts as of December 31, 2018 and 2017 are net of unamortized debt issuance costs of $27.0 million and $17.4 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of December 31, 2018 and 2017, were $895.1 million and $838.5 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of December 31, 2018 and 2017, was $893.4 million and $821.9 million, respectively. The carrying amounts as of December 31, 2018 and 2017 are net of unamortized debt issuance costs of $6.8 million and $7.3 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at December 31, 2018 and 2017.

8.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the CODM. These segments are as follows:

•	SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.

•	ETG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.

•	ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	Retail gas and other operations at SJE included natural gas acquisition and transportation service business lines. This business was sold on November 30, 2018 (see Note 1).

•	Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•
On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE, SXLE, along with MCS, NBS and SBS, which were sold in October 2018 (see Note 1).

•	Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.

•	Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•	Corporate & Services segment includes costs related to the Acquisition, along with other unallocated costs.

•	Intersegment represents intercompany transactions between the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG, ETG and ELK. SJI groups its nonutility operations into separate categories: Energy Group and Energy Services. Energy Group includes wholesale energy, retail gas and other, and retail electric operations. Energy Services includes on-site energy production and appliance service operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). The results for ETG and ELK utility operations are included from the date of the Acquisition, July 1, 2018, through December 31, 2018.

	2018	2017	2016
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$548,000	$517,254	$461,055
ETG Utility Operations	125,604	—	—
ELK Utility Operations	3,302	—	—
Subtotal SJI Utilities	676,906	517,254	461,055
Energy Group:
Wholesale Energy Operations	636,005	352,613	220,707
Retail Gas and Other Operations	101,543	111,048	92,371
Retail Electric Operations	176,945	179,534	182,540
Subtotal Energy Group	914,493	643,195	495,618
Energy Services:
On-Site Energy Production	72,374	99,517	94,375
Appliance Service Operations	1,957	6,488	7,898
Subtotal Energy Services	74,331	106,005	102,273
Corporate & Services	51,000	45,024	35,147
Subtotal	1,716,730	1,311,478	1,094,093
Intersegment Sales	(75,392)	(68,410)	(57,593)
Total Operating Revenues	$1,641,338	$1,243,068	$1,036,500

	2018	2017	2016
Operating Income (See Note 1):
SJI Utilities:
SJG Utility Operations	$132,688	$138,875	$125,052
ETG Utility Operations	2,164	—	—
ELK Utility Operations	(256)	—	—
Subtotal SJI Utilities	134,596	138,875	125,052
Energy Group:
Wholesale Energy Operations	87,895	(36,815)	41,667
Retail Gas and Other Operations	(8,721)	(2,468)	4,680
Retail Electric Operations	(359)	3,620	7,007
Subtotal Energy Group	78,815	(35,663)	53,354
Energy Services:
On-Site Energy Production	(88,230)	(83,654)	13,301
Appliance Service Operations	1,818	217	582
Subtotal Energy Services	(86,412)	(83,437)	13,883
Midstream	(292)	—	—
Corporate and Services	(25,962)	(10,932)	1,888
Total Operating Income	$100,745	$8,843	$194,177

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$82,622	$71,654	$63,901
ETG Utility Operations	13,580	—	—
ELK Utility Operations	222	—	—
Subtotal SJI Utilities	96,424	71,654	63,901
Energy Group:
Wholesale Energy Operations	105	125	484
Retail Gas and Other Operations	279	323	337
Subtotal Energy Group	384	448	821
Energy Services:
On-Site Energy Production	23,123	46,928	43,395
Appliance Service Operations	—	153	301
Subtotal Energy Services	23,123	47,081	43,696
Corporate and Services	12,983	4,303	1,400
Total Depreciation and Amortization	$132,914	$123,486	$109,818

Interest Charges (See Note 1):
SJI Utilities:
SJG Utility Operations	$28,011	$24,705	$17,875
ETG Utility Operations	10,478	—	—
ELK Utility Operations	4	—	—
Subtotal SJI Utilities	38,493	24,705	17,875
Energy Group:
Wholesale Energy Operations	—	3,150	—
Retail Gas and Other Operations	487	250	350
Subtotal Energy Group	487	3,400	350
Energy Services:
On-Site Energy Production	15,364	16,838	11,961

Midstream	1,966	985	—
Corporate and Services	54,107	23,819	12,118
Subtotal	110,417	69,747	42,304
Intersegment Borrowings	(20,121)	(15,728)	(10,855)
Total Interest Charges	$90,296	$54,019	$31,449

	2018	2017	2016

Income Taxes (See Note 1):
SJI Utilities:
SJG Utility Operations	$26,413	$45,700	$39,366
ETG Utility Operations	(3,086)	—	—
ELK Utility Operations	(70)	—	—
Subtotal SJI Utilities	23,257	45,700	39,366
Energy Group:
Wholesale Energy Operations	22,473	(14,720)	15,882
Retail Gas and Other Operations	(2,360)	(544)	2,118
Retail Electric Operations	(101)	1,480	2,862
Subtotal Energy Group	20,012	(13,784)	20,862
Energy Services:
On-Site Energy Production	(26,397)	(39,262)	(6,353)
Appliance Service Operations	534	4	232
Subtotal Energy Services	(25,863)	(39,258)	(6,121)
Midstream	(190)	(41)	—
Corporate and Services	(16,655)	(17,554)	44
Total Income Taxes	$561	$(24,937)	$54,151

Property Additions:
SJI Utilities:
SJG Utility Operations	$253,617	$253,545	$228,275
ETG Utility Operations	90,259	—	—
ELK Utility Operations	1,820	—	—
Subtotal SJI Utilities	345,696	253,545	228,275
Energy Group:
Wholesale Energy Operations	34	14	7
Retail Gas and Other Operations	495	889	1,642
Subtotal Energy Group	529	903	1,649
Energy Services:
On-Site Energy Production	2,686	12,588	38,193
Appliance Service Operations	—	260	431
Subtotal Energy Services	2,686	12,848	38,624
Midstream	119	218	505
Corporate and Services	1,826	2,233	636
Total Property Additions	$350,856	$269,747	$269,689

(1) The property additions for ETG Utility Operations and ELK Utility Operations in 2018 do not include the approximately $1.077 billion and $12.3 million, respectively, of Property, Plant and Equipment obtained through the Acquisition as discussed in Note 20.

	2018	2017
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,118,236	$2,865,974
ETG Utility Operations	2,148,175	—
ELK Utility Operations	16,482	—
Subtotal SJI Utilities	5,282,893	2,865,974
Energy Group:
Wholesale Energy Operations	266,417	208,785
Retail Gas and Other Operations	12,736	56,935
Retail Electric Operations	39,345	34,923
Subtotal Energy Group	318,498	300,643
Energy Services:
On-Site Energy Production	195,329	582,587
Appliance Service Operations	—	1,338
Subtotal Energy Services	195,329	583,925
Discontinued Operations	1,777	1,757
Midstream	72,333	63,112
Corporate and Services	387,482	711,038
Intersegment Assets	(301,735)	(661,363)
Total Identifiable Assets	$5,956,577	$3,865,086

9.    LEASES:

Marina is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of December 31, 2018 and 2017, the carrying costs of this property and equipment under operating lease was $71.5 million and $74.2 million, respectively (net of accumulated depreciation of $37.7 million and $34.5 million , respectively), and is included in Nonutility Property and Equipment in the consolidated balance sheets.

Minimum future rentals to be received on this operating lease of property and equipment as of December 31, 2018 for each of the next five years and in the aggregate are (in thousands):

Year ended December 31,
2019	$5,396
2020	5,396
2021	5,396
2022	5,396
2023	5,396
Thereafter	18,438
Total minimum future rentals	45,418

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

10.	RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU. ELK is subject to the rules and regulations of the MPSC.

SJG:

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

BGSS Clause - The BGSS price structure allows SJG to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic (annual). Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of SJG's residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/under recoveries to the following BGSS year, which runs from October 1 through September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding.

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

•
May 2018 - SJG received BPU final approval of provisional rates that were authorized in a BPU order during September 2017, as they relate to SJG's 2017-2018 BGSS filing, as submitted to the BPU in June 2017. The impact of the final rates was a $4.7 million decrease in revenue.

•	June 2018 - SJG filed its annual BGSS filing with the BPU requesting a $65.5 million increase in gas recoveries, which included a $53.7 million under-recovered deferred balance.

•
September 2018 - The BPU issued an Order approving, on a provisional basis, SJG's request for a $65.5 million increase in the gas cost recoveries associated with the 2018-2019 BGSS year, effective October 1, 2018. The matter was thereafter referred to the Office of Administrative Law for further proceedings.  Presently, the parties are engaged in settlement negotiations.  In the event a settlement is not reached, evidentiary hearings are scheduled for April 2019.  A range of potential outcomes include, among other things, provisional rates will be made final, a reduction in rates to minimize negative financial impacts on ratepayers for a set period of time, a disallowance of part or all of the under-recovered deferred balance, modifications to the Company’s existing risk/hedging policies, limitations on affiliate transactions, and/or additional filing requirements associated with future annual BGSS filings.

•	December 2018 - SJG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer, effective February, 1, 2019.

CIP - The primary purpose of the CIP is to promote conservation efforts, without negatively impacting financial stability, and to base SJG's profit margin on the number of customers rather than the amount of natural gas distributed to customers.  Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, SJG records adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP. BPU-approved cash inflows or outflows generally will not begin until the next CIP year.

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

•
May 2018 - SJG received BPU final approval of provisional rates that were authorized in a BPU order during September 2017, as they relate to SJG's 2017-2018 CIP filing, as submitted to the BPU in June 2017. The impact of the final rates was a $0.2 million increase in revenue.

•
September 2018 - SJG received BPU final approval of a $26.4 million decrease in CIP annual revenues, effective October 1, 2018, on a provisional basis, associated with the 2018-2019 CIP year, which runs from October 1, 2018 through September 30, 2019.

AIRP - In February 2013, the BPU issued an Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. Pursuant to the Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.
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

•
October 2016 - The BPU issued an Order approving an extension of the AIRP for a five-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. The BPU also approved an $11.0 million increase in revenues associated with the roll in of $80.2 million of AIRP investments, inclusive of $5.7 million of AFUDC into base rates, effective December 1, 2016.

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

•
April 2018 - SJG submitted its second annual filing, pursuant to the October 2016 BPU approval of the AIRP II, seeking a base rate adjustment to increase annual revenues by approximately $6.6 million to reflect the roll-in of $60.4 million of AIRP II investments placed in service from July 1, 2017 through June 30, 2018. This was approved in September 2018.

SHARP - In August 2014, the BPU issued an order approving a $103.5 million SHARP to replace low pressure distribution mains and services with high pressure mains and services in coastal areas that are susceptible to flooding during major storm events over a three-year period. Pursuant to the Order, SHARP investments are to be recovered through annual base rate adjustments.

For the preceding three years, regulatory actions regarding SHARP included the following:

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

•
April 2017 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $4.0 million to reflect approximately $35.7 million of SHARP investments made from July 2016 through June 2017.

•
September 2017 - The BPU issued an Order approving an increase in annual revenues from base rates of $3.6 million to reflect the roll-in of $33.3 million SHARP investments made from July 2016 through June 2017, effective October 1, 2017.

•
November 2017 - SJG filed a petition with the BPU for approval to continue its storm hardening efforts under a second phase of SHARP (“SHARP II”). Phase one of SJG’s initial SHARP expired in June of 2017. In its petition, SJG proposed a three-year program, with a total investment level of approximately $110.3 million, focused on four system enhancement projects within the coastal regions. SJG also proposed to recover the SHARP II through annual base rate adjustments, with no impact to customer bills until October 2019. This was approved by the BPU in May 2018 with a total of $100.3 million recoverable through SHARP II. Pursuant to the order, SHARP II investments are to be recovered through annual base rate adjustments.

EET - In July 2009, the BPU issued an Order approving a $17.0 million EEP I, under which SJG was permitted to invest in EEPs for residential, commercial and industrial customers over a two-year period. Pursuant to the Order, SJG was also permitted to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments annually through the EET. The BPU has authorized SJG to continue to offer EEPs as discussed further below.

For the preceding three years, regulatory actions regarding the EET/EEP were as follows:

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

•
November 2016 - SJG filed a letter petition requesting an extension of its current EEP III through December 31, 2018, allowing SJG to spend the remainder of its existing BPU approved budget over the extended term.

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

•
March 2018 - SJG filed a petition with the BPU seeking to continue its existing EEP's, with modifications, and to implement new programs (the “EEP IV”) for a five-year period with a proposed budget of approximately $195.4 million and with the same rate recovery mechanism that exists for its current EEP's. Under its existing EEP's, SJG is permitted to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.

•
June 2018 - SJG filed its ninth annual EET rate adjustment petition, requesting a $1.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with its EEPs.

•
October 2018 - The BPU issued an Order approving SJG's request to continue its existing EEPs with modifications, and to implement several new EEP's for a period of three years (the "EEP IV"), with a total budget of $81.3 million and a revenue increase of $3.5 million, effective November 1, 2018.

•	January 2019 - The BPU issued an Order approving a revenue decrease of $1.6 million associated with SJG's annual EET rate adjustment filing, effective February, 1, 2019.

SBC - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a RAC, the NJCEP) and the USF program. SBC adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

For the preceding three years, regulatory actions regarding the SBC, with the exception of USF, which requires separate regulatory filings, were as follows:

•	July 2016 - SJG made its annual 2016-2017 SBC filing, requesting a $16.0 million increase in SBC revenues. The BPU approved this filing in May 2017.

•	July 2017 - SJG made its annual 2017-2018 SBC filing, requesting an $8.5 million increase in annual revenues. The BPU approved this filing in January 2018.

•	July 2018 - SJG made its annual 2018-2019 SBC filing, requesting $3.4 million decrease in annual revenues.

RAC - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (see Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, "Environmental Remediation Cost Expended - Net." RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2018 and 2017, SJG reflected the unamortized remediation costs of $136.2 million and $100.3 million, respectively, on the consolidated balance sheets under Regulatory Assets (see Note 11). Since implementing the RAC in 1992, SJG has recovered $137.2 million through rates

CLEP - The CLEP recovers costs associated with State mandated NJCEP related to SJG’s energy efficiency and renewable energy programs. In June of 2016, the BPU approved a NJCEP funding level of $345.0 million through June 2017, of which SJG was responsible for $14.6 million. In June of 2017, the BPU approved a NJCEP funding level of $344.7 million through June 2018, of which SJG was responsible for $12.7 million. In June of 2018, the BPU approved a NJCEP funding level of $344.7 million through June 2019, of which SJG is responsible for 12.7 million

USF - The USF is a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance Programs are collected from customers of all New Jersey electric and gas utilities. USF adjustments affect cash flows but do not directly affect revenue or earnings as related costs are deferred and recovered through rates on an on-going basis.

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

•
June 2018 - SJG made its annual USF filing, along with the State's other gas utilities, proposing to decrease statewide electric and gas revenues by $10.4 million. This proposal included an increase to SJG's annual USF recoveries of $0.9 million.

•
September 2018 - The BPU approved the Statewide USF annual 2018-2019 budget for all of New Jersey's gas utilities. SJG's portion of the total is approximately $3.7 million, resulting in a $0.9 million increase to its USF recoveries, effective October 1, 2018.

The BGSS, CIP and USF approvals discussed above do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

Other Regulatory Matters -

Unbundling - This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2018, 29,141 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

Pipeline Integrity Costs - SJG is permitted to defer and recover incremental costs incurred as a result of Pipeline Integrity Management regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's 2017 base rate case, it was permitted to recover previously deferred pipeline integrity costs incurred from July 2014 through August 2017, with the costs to be amortized over a three year period.  In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in the next base rate case proceeding, subject to review by the BPU.

Tax Reform - In March 2018, SJG filed a petition with the BPU for a change in rates, customer refund and rider associated with the implementation of Tax Reform. The BPU subsequently approved an interim rate reduction, effective April 1, 2018, to reflect the change in the corporate tax rate within SJG's base rates. In September 2018, the BPU approved SJG's request to implement changes in the corporate tax rate, from 35% to21%, within SJG's base rate, in accordance with Tax Reform, including:

•	A final base rate adjustment to reflect an annual revenue reduction of approximately $25.9 million;

•	A one-time customer refund of approximately $13.8 million, including interest, for over collected tax during the period January 1, 2018 through September 30, 2018; and

•
A customer refund of approximately $27.5 million for the "Unprotected" Excess Deferred Income Tax through a separate tariff rider over a five-year period. The refund related to the "Protected" Excess Deferred Tax will be addressed no later than March 31, 2019.

Filings and petitions described above are still pending, unless otherwise indicated.

ETG:

As part of the Acquisition approval by the BPU, the Company was required to provide ETG customers with a credit of $15.0 million within ninety days of the Acquisition closing date, which was July 1, 2018. ETG provided a one-time bill credit to all customer by September 2018.

ETG's most recent base rate case was resolved by a settlement that was approved by a BPU order issued in June 2017. The settlement, as approved by the BPU, granted ETG an annual base rate increase of $13.3 million and reflected a 9.6% return on equity, a $720.0 million rate base, and a 5.77% overall after-tax rate of return.

Tax Reform - In March 2018, ETG filed a petition with the BPU requesting an annual reduction of $10.9 million, effective April 1, 2018, which reflected the reduced corporate tax rate as a result of Tax Reform. The BPU authorized ETG to implement its proposed base rate reduction on April 1, 2018 on an interim basis. In June 2018, the BPU approved a final base rate reduction of $12.1 million which was implemented by ETG on July 1, 2018.

In June 2018, the BPU authorized ETG to issue a one-time customer refund for over-collected tax during the period January 1, 2018 though June 30, 2018. ETG issued a one-time customer refund of $5.2 million, including interest, for the over-collected taxes in July and August 2018 as bill credits.

IIP - Consistent with Acquisition approval, SJI was required to develop a plan, in concert with the BPU and the New Jersey Division of Rate Counsel, to address the replacement of ETG's aging infrastructure. In October 2018, ETG filed an IIP petition with the BPU pursuant to rules adopted by the BPU in December 2017 pertaining to utility infrastructure investments. The IIP petition seeks authority to recover the costs associated with ETG's initial investment of approximately $518.0 million from 2019-2023 to, among other things, replace its cast-iron and low-pressure vintage main and related services. The IIP petition includes a request for timely recovery of ETG's investment on a semi-annual basis through a separate rate mechanism. A resolution of the IIP petition is pending.

The currently effective rate mechanisms reflected in ETG’s tariff are as follows:

BGSS Clause - The BGSS for ETG is similar to that of SJG defined above. For the preceding year, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the BGSS were as follows:

•	May 2018 - The BPU issued an Order approving, on a final basis, the provisional rates that were authorized by the BPU in its September 2017 Order, effective June 2018.

•	May 2018 - ETG filed its annual BGSS filing with the BPU, requesting a $7.1 million decrease in gas cost recoveries. This was approved in September 2018.

•
December 2018 - ETG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer, effective February 1, 2019; that adjustment took effect on February 1, 2019.

EEP - The EEP rate enables ETG to recover the costs of its EEP as authorized by the BPU. ETG’s EEP consists of a range of rebates and related offers, including, for example, various customer education and outreach initiatives, as well as an on-line customer dashboard, that are designed to encourage customers to conserve energy and to provide them with information on how to lower their gas bills. ETG has authorization from the BPU to offer its EEP through February 28, 2019 and has entered into a Stipulation that is pending BPU approval to continue the EEP through February 29, 2020 at a total budget of approximately $3.0 million. For the preceding year, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the EEP were as follows:

•	June 2018 - ETG filed to extend its EEPs through December 2019.

•
August 2018 - The BPU issued an Order on ETG’s November 2017 filing approving a revenue increase of $1.2 million to an annual revenue of $2.2 million effective September 2018 to continue recovering the costs of, and the allowed return on, prior investments associated with its EEPs.

•
August 2018 - ETG filed its annual EEP rate adjustment petition, requesting a revenue increase of $1.3 million to an annual revenue of $2.2 million to continue recovering the costs of, and the allowed return on, prior investments associated with its EEPs.

•	October 2018 - The Board approved EEPs extension through February 2019, consistent in all other respects with the Board's April 2017 Order.

•	January 2019 - ETG entered into a Stipulation with Board Staff and the New Jersey Division of Rate Counsel extending its EEP through February 29, 2020 at a total budget of approximately $3.0 million.

WNC - The WNC rate allows ETG to implement surcharges or credits during the months of October through May to compensate for weather-related changes in customer usage from the previous winter period. For the preceding year, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the WNC were as follows:

•
August 2018 - ETG filed its annual WNC rate adjustment petition, requesting a revenue decrease of $0.8 million to an annual revenue of $6.3 million to recover a deficiency from warmer than normal weather. This was approved in October 2018.

OSMC - The OSMC rate is designed to flow back to ETG’s firm customers the margins received from on-system sales and transportation services. For the preceding year, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the OSMC were as follows:

•	August 2018 - ETG filed its annual OSMC rate adjustment petition, requesting a revenue increase of $1.1 million. This was approved in October 2018.

SBC - Similar to SJG, the SBC allows ETG to recover costs related to several BPU-mandated programs, including the RAC, the NJCEP and the USF program. SBC adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

RAC - The RAC is similar to that of SJG defined above. As of December 31, 2018, ETG reflected the unamortized remediation costs of $10.9 million on the consolidated balance sheet as a regulatory asset. For the preceding year, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the RAC were as follows:

•	August 2018 - ETG filed its annual RAC filing with the BPU, requesting a $6.9 million increase in RAC recoveries.

•	October 2018 - The BPU issued an Order maintain the current rate with no change in RAC recoveries, effective November 2018.

CEP - The CEP recovers costs associated with State mandated NJCEP related to ETG’s energy efficiency and renewable energy programs. In June of 2018, the BPU approved a NJCEP funding level of $344.7 million through June 2019, of which ETG is responsible for $10.6 million. For the preceding year, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the CEP were as follows:

•
August 2018 - ETG filed its annual CEP rate adjustment petition, requesting a revenue decrease of $1.6 million to an annual revenue of $10.0 million to recovery costs mandated by the Board. This was approved in October 2018.

USF - The USF is similar to that of SJG defined above. For the preceding year, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the USF were as follows:

•
June 2018 - ETG made its annual USF filing, along with the State’s other gas utilities, proposing to increase statewide electric and gas revenues by $7.2 million.  This proposal included an increase to ETG’s annual USF recoveries of $0.8 million.

•
September 2018 - The BPU approved the Statewide budget of $45.5 million for all the State's gas utilities. ETG’s portion of the total is approximately $4.8 million, resulting in a $0.8 million increase to its USF recoveries, effective October 1, 2018.

Aside from EEP and WNC and carrying cost income/expense on the BGSS (expense only), CEP, RAC and USF, the clauses discussed above do not impact ETG’s earnings. They represent changes in the cash requirements of ETG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

ELK:

As part of the Acquisition approval by the MPSC, the Company was required to provide ELK customers with a one-time bill credit of $0.3 million. Consistent with this requirement, ELK issued one-time bill credits to all customers in September 2018.

In June 2018, ELK filed a base rate case application with the MPSC. In January 2019, the PULJ issued a proposed ruling approving a settlement in which the parties agreed to revenue increase of approximately 90,000, with a 9.8% return on equity and a 6.98% overall return. In February 2019, the Commission approved ELK's new rates effective February 20, 2019.

Currently effective rate mechanisms reflected in ELK's tariff include a Purchase Gas Adjustment Clause (PGA) and Revenue Normalization Adjustment Clause (RNA). The PGA is a cost pass through for cost incurred from purchasing gas supplies for customers. Over/under recoveries are reconciled annually. The Company earns no profits on the PGA. The RNA is applicable to residential and commercial heating customers having a stated monthly revenue per customer. The primary variance is due to weather. The RNA amounts are established in a rate case for each customer grouping based on normal weather and the resultant average revenues per customer. The revenue excess or deficiency is calculated monthly and trued-up on a rolling twelve-month basis.

11.	REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10 is integral to the following explanations of specific regulatory assets and liabilities.

The Utilities Regulatory Assets consisted of the following items (in thousands):

	December 31, 2018				December 31, 2017
	SJG	ETG	ELK	Total SJI	Total SJI and SJG
Environmental Remediation Costs:
Expended - Net	$136,227	$10,875	$—	$147,102	$100,327
Liability for Future Expenditures	148,071	104,594	—	252,665	171,696
Deferred Asset Retirement Obligation Costs	31,096	—	—	31,096	42,368
Deferred Pension Costs - Unrecognized Prior Service Cost	—	40,612	14	40,626	—
Deferred Pension and Other Postretirement Benefit Costs	80,121	2,607	30	82,758	78,211
Deferred Gas Costs - Net	57,889	—	289	58,178	16,838
CIP Receivable	—	—	—	—	26,652
Societal Benefit Costs Receivable	2,173	—	—	2,173	2,484
Deferred Interest Rate Contracts	5,867	—	—	5,867	7,028
Energy Efficiency Tracker	2,319	—	—	2,319	2,094
Pipeline Supplier Service Charges	617	—	—	617	708
Pipeline Integrity Cost	5,140	—	—	5,140	5,280
AFUDC - Equity Related Deferrals	13,914	—	—	13,914	12,785
Weather Normalization	—	3,210	139	3,349	—
Other Regulatory Assets	8,931	8,023	211	17,165	2,753

Total Regulatory Assets	$492,365	$169,921	$683	$662,969	$469,224
Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, Societal Benefit Costs Receivable, Energy Efficiency Tracker and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

Environmental Remediation Costs - SJG and ETG have two regulatory assets associated with environmental costs related to the cleanup of environmental sites. SJG has 12 sites where SJG or its predecessors previously operated gas manufacturing plants, while ETG is subject to environmental remediation liabilities associated with six former manufactured gas plant sites in New Jersey. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG and ETG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites.  SJG and ETG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the consolidated balance sheets under the captions "Current Liabilities" (SJI and SJG) and "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven-year periods after they are incurred. Accrued environmental remediation costs at ETG are recoverable from customers through rate mechanisms approved by the BPU.

Deferred ARO Costs - SJG records AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation (see Note 1). The Deferred ARO Costs regulatory asset decreased $11.3 million from December 31, 2017 to December 31, 2018, due to revisions to the settlement timing, retirement costs, and changes to inflation and discount rates used to measure the expected retirement costs. A corresponding decrease was made to the ARO liability (see Note 1), thus having no impact on earnings.

Deferred Pension Costs - Unrecognized Prior Service Cost - The BPU approved ETG to recover costs related to ETG's unrecognized prior service cost and actuarial gains/losses for pension and postretirement benefits. This ETG deferred asset of $40.6 million is being amortized over 13.5 years for pension and over 7.7 years for postretirement benefits.

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized SJG and ETG and the MPSC authorized ELK to recover costs related to postretirement benefits under the accrual method of accounting consistent with GAAP. SJI's regulatory asset represents the recognition of the underfunded positions of SJIU's pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (see Note 12).

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS bill credit . Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (see Note 10). Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (see Note 16). The BGSS regulatory assets of SJI and SJG increased $41.3 million and $41.0 million, respectively, from December 31, 2017 to December 31, 2018, primarily due to the actual gas commodity costs exceeding recoveries from customers.

SBC Receivable - This regulatory asset primarily represents the deferred expenses incurred under the NJCEP, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs(see Note 10).

Deferred Interest Rate Contracts - These amounts represent the market value of interest rate derivatives as discussed further in Note 16.

Energy Efficiency Tracker - This regulatory asset represents cumulative investments less recoveries under the EEP

Pipeline Supplier Service Charges - This regulatory asset represents costs necessary to maintain adequate supply and system pressures, which are being recovered on a monthly basis through the BGSS over the term of the underlying supplier contracts (see Note 10).

Pipeline Integrity Cost - As part of SJG's October 2017 base rate increase, SJG was permitted to recover previously deferred pipeline integrity costs incurred through October 2017. In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in SJG's next base rate proceeding, subject to review by the BPU (see Note 10).

AFUDC Equity Related Deferrals - This regulatory asset represents the future revenue to recover the future income taxes related to the deferred tax liability for the equity component of AFUDC.  The deferred amount is being amortized over the life of the associated utility plant.

Weather Normalization - The tariffs for ETG include a weather normalization clause that reduces customer bills when winter weather is colder than normal and increases customer bills when winter weather is warmer than normal.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates. Included in this number for SJG is the impact of the ERIP on SJG employees, see Note 1.

The Utilities Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2018				December 31, 2017
	SJG	ETG	ELK	Total SJI	Total SJI and SJG
Excess Plant Removal Costs	20,805	47,909	1,393	$70,107	$23,295
Excess Deferred Taxes	259,863	118,757	1,231	379,851	263,810
Deferred Revenues - Net	—	3,188	—	3,188	—
CIP Payable	5,871	—	—	5,871	—
Amounts to be Refunded to Customers	—	17,039	—	17,039	—
Other Regulatory Liabilities	—	2,443	—	2,443	—

Total Regulatory Liabilities	$286,539	$189,336	$2,624	$478,499	$287,105

Excess Plant Removal Costs - The Utilities accrue and collect for cost of removal of utility property. This regulatory liability represents customer collections in excess of actual expenditures, which will be returned to customers as a reduction to depreciation expense. The Excess Plant Removal Costs Liability increased from December 31, 2017 due to the addition of ETG/ELK.

Excess Deferred Taxes - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017 (See Notes 1 and 4). The increase in this regulatory liability at SJI of $116.0 million for the year ended December 31, 2018 includes those excess deferred income tax liabilities of ETG and ELK resulting from Tax Reform. The decrease in this regulatory liability at SJG of $3.9 million for the year ended December 31, 2018 is related to excess tax amounts returned to customers through customer billings. The Unprotected amount of excess deferred taxes of $26.1 million will be returned to customers over a five year period. The remaining balance will be deferred until SJG's next base rate case as approved by the BPU. (See Note 10).

Deferred Revenues - Net - Over/under collections of gas costs are monitored through the ETG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.

CIP Payable - The CIP tracking mechanism at SJG adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was more than the established baseline during 2018, resulting in a regulatory liability. This is primarily the result of cold weather experienced in the region.

Amounts to be Refunded to Customers - See "AMA" section in Note 1.

12.PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. SJG participates in the defined benefit pension plans and other postretirement benefit plans of SJI. For non-ETG and ELK employees, participation in the Company's qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI's defined contribution plan. As part of the Acquisition, SJI acquired the entities' existing pension and other post-employment plans. The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees that is funded in accordance with the requirements of the ERISA. Approximately 42% and 38% of SJI's and SJG's current, full-time, regular employees, respectively, will be entitled to annuity payments upon retirement. The Company also provides certain non-qualified benefit and defined contribution pensions plans for a selected group of the Company's management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, SJI provides health care and life insurance benefits for eligible retired employees through a postretirement benefit plan.

Net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits
	2018	2017	2016
Service Cost	$6,442	$4,989	$4,843
Interest Cost	13,778	11,772	12,125
Expected Return on Plan Assets	(18,672)	(14,105)	(13,508)
Amortizations:
Prior Service Cost	116	131	212
Actuarial Loss	11,528	10,282	9,394
Net Periodic Benefit Cost	13,192	13,069	13,066
Curtailment and Special Termination Costs	7,324	—	—
Capitalized Benefit Costs	(2,243)	(4,723)	(4,645)
Deferred Benefit Costs	(1,987)	(527)	(645)
Total Net Periodic Benefit Expense	$16,286	$7,819	$7,776

SJI (includes SJG and all other consolidated subsidiaries):	Other Postretirement Benefits
	2018	2017	2016
Service Cost	$945	$910	$851
Interest Cost	2,430	2,418	2,615
Expected Return on Plan Assets	(4,286)	(3,411)	(3,104)
Amortizations:
Prior Service Credits	(344)	(344)	(344)
Actuarial Loss	903	1,238	1,109
Net Periodic Benefit Cost	(352)	811	1,127
Curtailment and Special Termination Costs	1,286	(106)	—
Capitalized Benefit Costs	(290)	(46)	(277)
Deferred Benefit Costs	580	—	—
Total Net Periodic Benefit Expense	$1,224	$659	$850

Curtailment and Special Termination Costs reflected in the tables above relate to the ERIP offered in 2018 as discussed in Note 1.

Net periodic benefit cost related to the SJG employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJG:	Pension Benefits
	2018	2017	2016
Service Cost	$5,073	$4,303	$4,144
Interest Cost	10,010	9,925	10,292
Expected Return on Plan Assets	(12,513)	(11,366)	(11,029)
Amortization:
Prior Service Cost	112	127	203
Actuarial Loss	10,074	8,692	7,975
Net Periodic Benefit Cost	12,756	11,681	11,585
Capitalized Benefit Costs	(1,943)	(4,723)	(4,645)
Affiliate SERP Allocations	(3,861)	(2,235)	(1,960)
Deferred Benefit Costs	(1,987)	(527)	(644)
Total Net Periodic Benefit Expense	$4,965	$4,196	$4,336

SJG:	Other Postretirement Benefits
	2018	2017	2016
Service Cost	$583	$582	$576
Interest Cost	1,698	1,897	2,120
Expected Return on Plan Assets	(3,449)	(3,101)	(2,823)
Amortization:
Prior Service Credits	(257)	(257)	(257)
Actuarial Loss	695	972	945
Net Periodic Benefit Cost	(730)	93	561
Capitalized Benefit Costs	(257)	(46)	(277)
Deferred Benefit Costs	580	—	—
Total Net Periodic Benefit (Income)/Expense	$(407)	$47	$284

Capitalized benefit costs reflected in the tables above relate to The Utilities construction program. Effective January 1, 2018, SJI and SJG adopted FASB ASU 2017-07 which stipulates that only the service cost component of net benefit cost is eligible for capitalization. In SJG's rate case settlement in October 2017, the BPU allowed deferral until the next base rate case of incremental expense associated with the adoption. See Note 10.

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since the Utilities recover all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this requirement are reported as regulatory assets (see Note 11).

Details of the activity within the Regulatory Asset and AOCL associated with Pension and Other Postretirement Benefits are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2017	$68,450	$17,243	$39,590	$2,821

Amounts Arising during the Period:
Net Actuarial Gain	2,711	(3,286)	18,506	1,614
Prior Service Credit	—	257	—	84
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,066)	(972)	(4,160)	(1,013)
Prior Service Cost	(126)	—	(4)	—

Balance at December 31, 2017	64,969	13,242	53,932	3,506

Amounts Arising during the Period:
Net Actuarial Gain (Loss)	8,637	5,662	(5,953)	(1,819)
Prior Service Credit	70	(3,247)	—	(2,471)
Other (Curtailments, Settlements, Special Termination)	—	—	—	1,586
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,025)	(695)	(5,450)	(199)
Prior Service Cost	(112)	257	(4)	84

Balance at December 31, 2018	$67,539	$15,219	$42,525	$687

SJG:	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2017	$68,450	$17,243	$24,102	$—

Amounts Arising during the Period:
Net Actuarial Gain	2,711	(3,286)	17,881	—
Prior Service Credit	—	257	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,066)	(972)	(2,627)	—
Prior Service Cost	(126)	—	—	—

Balance at December 31, 2017	64,969	13,242	39,356	—

Amounts Arising during the Period:
Net Actuarial Gain	6,590	5,071	(911)	—
Prior Service Credit	70	(3,247)	—	—
Other (Curtailments, Settlements, Special Termination)	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,025)	(695)	(4,049)	—
Prior Service Cost	(111)	257	—	—

Balance at December 31, 2018	$65,493	$14,628	$34,396	$—

The estimated costs that will be amortized from Regulatory Assets for SJI and SJG into net periodic benefit costs in 2019 are as follows (in thousands):

SJI and SJG (costs are the same for both entities):	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$101	$(474)
Net Actuarial Loss	$5,837	$965

The estimated costs that will be amortized from for SJI and SJG AOCL into net periodic benefit costs in 2019 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
SJI (includes SJG and all other consolidated subsidiaries):
Prior Service Cost/(Credit)	$4	$(102)
Net Actuarial Loss	$3,801	$120

SJG:
Prior Service Cost/(Credit)	$—	$—
Net Actuarial Loss	$2,579	$—

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits		Other Postretirement Benefits

	2018	2017	2018	2017
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$316,289	$278,288	$62,283	$60,350
Acquisition Opening Obligation	100,362	—	13,195	—
Service Cost	6,442	4,989	945	910
Interest Cost	13,778	11,772	2,430	2,418
Actuarial Loss (Gain)	(26,274)	32,893	(3,534)	1,411
Retiree Contributions	—	—	265	19
Plan Amendments	7,394	—	(3,012)	—
Benefits Paid	(15,835)	(11,653)	(3,061)	(2,825)
Benefit Obligation at End of Year	$402,156	$316,289	$69,511	$62,283

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$216,065	$189,542	$57,922	$50,532
Acquisition Beginning Fair Value	94,685	—	15,659	—
Actual Return on Plan Assets	(10,399)	25,807	(3,050)	7,390
Employer Contributions	2,704	12,369	2,796	2,806
Retiree Contributions	—	—	265	19
Benefits Paid	(15,835)	(11,653)	(3,061)	(2,825)
Fair Value of Plan Assets at End of Year	$287,220	$216,065	$70,531	$57,922

Funded Status at End of Year:	$(114,936)	$(100,224)	$1,020	$(4,361)
Amounts Related to Unconsolidated Affiliate	(147)	135	320	518
Accrued Net Benefit Cost at End of Year	$(115,083)	$(100,089)	$1,340	$(3,843)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(3,631)	$(2,388)	$—	$—
Noncurrent Liabilities	(111,452)	(97,701)	1,340	(3,843)
Net Amount Recognized at End of Year	$(115,083)	$(100,089)	$1,340	$(3,843)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$162	$428	$(5,765)	$(2,775)
Net Actuarial Loss	67,377	64,541	20,984	16,017
	$67,539	$64,969	$15,219	$13,242

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs	$268	$47	$(1,707)	$(906)
Net Actuarial Loss	42,257	53,885	2,394	4,412
	$42,525	$53,932	$687	$3,506

SJG:			Other
	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$269,066	$236,356	$49,098	$48,549
Service Cost	5,073	4,303	583	582
Interest Cost	10,010	9,925	1,698	1,897
Actuarial Loss (Gain)	(13,009)	27,892	(1,271)	328
Retiree Contributions	—	—	143	15
Plan Amendments	4,169	—	(3,247)	—
Benefits Paid	(10,486)	(9,410)	(2,122)	(2,273)
Benefit Obligation at End of Year	$264,823	$269,066	$44,882	$49,098
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$174,277	$154,729	$52,663	$45,948
Actual Return on Plan Assets	(6,175)	18,666	(2,893)	6,715
Employer Contributions	2,669	10,292	1,979	2,259
Retiree Contributions	—	—	143	14
Benefits Paid	(10,486)	(9,410)	(2,122)	(2,273)
Fair Value of Plan Assets at End of Year	$160,285	$174,277	$49,770	$52,663

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(104,538)	$(94,789)	$4,888	$3,565
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(3,597)	$(2,353)	$—	$—
Noncurrent Liabilities	(100,941)	(92,436)	4,888	3,565
Net Amount Recognized at End of Year	$(104,538)	$(94,789)	$4,888	$3,565
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$163	$428	$(5,765)	$(2,775)
Net Actuarial Loss	65,330	64,541	20,393	16,017
Net Amount Recognized at End of Year	$65,493	$64,969	$14,628	$13,242
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$34,396	$39,356	$—	$—

The PBO and ABO of SJI's qualified employee pension plans were $329.2 million and $309.4 million, respectively, as of December 31, 2018; and $243.9 million and $227.3 million, respectively, as of December 31, 2017.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2018 and 2017.  The value of these assets were $287.2 million and $216.1 million as of December 31, 2018 and 2017, respectively, and can be seen in the table above. The PBO and ABO for SJI's non-funded SERP were $73.0 million and $69.5 million, respectively, as of December 31, 2018; and $72.4 million and $63.9 million, respectively, as of December 31, 2017. SJI's SERP obligation is reflected in the tables above and has no assets.

The PBO and ABO of SJG's qualified employee pension plans were $188.1 million and $176.8 million, respectively, as of December 31, 2018; and $197.0 million and $183.5 million, respectively, as of December 31, 2017. The ABO of these plans exceeded the value of the plan assets as of December 31, 2018 and 2017. The value of these assets were $160.3 million and $174.3 million as of December 31, 2018 and 2017, respectively, and can be seen in the tables above. The PBO and ABO for SJG's non-funded SERP were $72.6 million and $69.1 million, respectively, as of December 31, 2018; and $72.0 million and $63.6 million, respectively, as of December 31, 2017. SJG's SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations for SJI and SJG at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Discount Rate	4.39%	3.73%	3.63%	3.63%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%

The weighted-average assumptions used to determine net periodic benefit cost for SJI and SJG for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount Rate	3.73%	4.30%	4.83%	4.13%	4.13%	4.73%
Expected Long-Term Return on Plan Assets	7.25%	7.25%	7.50%	6.75%	6.50%	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

In 2014, the SOA released new mortality tables (RP-2014), which the Company adopted as of December 31, 2014. Since then, the SOA has updated the mortality projection on an annual basis. The Company utilizes the most current projection tables available. The obligations as of December 31, 2018, 2017 and 2016, disclosed herein, reflect the use of the updated projection tables applicable to those years.

The discount rates used to determine the benefit obligations at December 31, 2018 and 2017, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

 PLAN ASSETS - SJI's and SJG's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  SJI and SJG have implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are40-70 percent U.S. equity securities, 10-25 percent international equity securities, 25-60 percent fixed income investments, and 0-20 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap and mid-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2018.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2018, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, which will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJI's and SJG's pension plan assets at December 31, 2018 and 2017 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2018
Cash / Cash Equivalents:
Cash	$92,224	$92,224	$—	$—
STIF-Type Instrument (a)	1,653	—	1,653	—
Equity securities:
U.S. Large-Cap (b)	13,684	13,684	—	—
U.S. Mid-Cap (b)	1,502	1,502	—	—
International (b)	2,327	2,327	—	—
Fixed Income:
Guaranteed Insurance Contract (c)	8,453	—	—	8,453
Subtotal Fair Value	$119,843	$109,737	$1,653	$8,453

Measured at net asset value practical expedient (g):
Private Equity Fund (d)	$8,867
Common/Collective Trust Funds - Real Estate (e)	9,737
	18,604
Other Common/Collective Trust Funds (f):
Cash/Cash Equivalents	696
Equity Securities - U.S.	63,418
Equity Securities - International	33,391
Fixed Income	51,268
	148,773
Subtotal measured at net asset value practical expedient	$167,377

Total Fair Value	$287,220

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2017
Cash / Cash Equivalents:
Cash	$72	$72	$—	$—
STIF-Type Instrument (a)	1,522	—	1,522	—
Equity securities:
U.S. Large-Cap (b)	13,526	13,526	—	—
U.S. Mid-Cap (b)	1,701	1,701	—	—
U.S. Small-Cap (b)	490	490	—	—
International (b)	3,260	3,260	—	—
Fixed Income:
Guaranteed Insurance Contract (c)	9,211	—	—	9,211
Subtotal Fair Value	$29,782	$19,049	$1,522	$9,211

Measured at net asset value practical expedient (g):
Private Equity Fund (d)	$7,111
Common/Collective Trust Funds - Real Estate (e)	9,813
	16,924
Other Common/Collective Trust Funds (f):
Cash/Cash Equivalents	477
Equity Securities - U.S.	75,699
Equity Securities - International	39,077
Fixed Income	54,106
	169,359
Subtotal measured at net asset value practical expedient	$186,283

Total Fair Value	$216,065

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2018:
Cash / Cash Equivalents:
Cash	$19	$19	$—	$—
STIF-Type Instrument (a)	1,359	—	1,359	—
Equity securities:
U.S. Large-Cap (b)	11,247	11,247	—	—
U.S. Mid-Cap (b)	1,234	1,234	—	—
International (b)	1,912	1,912	—	—
Fixed Income:
Guaranteed Insurance Contract (c)	6,947	—	—	6,947
Subtotal Fair Value	$22,718	$14,412	$1,359	$6,947

Measured at net asset value practical expedient (g):
Private Equity Fund (d)	$7,288
Common/Collective Trust Funds - Real Estate (e)	8,003
	15,291
Other Common/Collective Trust Funds (f):
Cash/Cash Equivalents	572
Equity Securities - U.S.	52,123
Equity Securities - International	27,444
Fixed Income	42,137
	122,276
Subtotal measured at net asset value practical expedient	$137,567

Total Fair Value	$160,285

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2017:
Cash / Cash Equivalents:
Cash	$58	$58	$—	$—
STIF-Type Instrument (a)	1,228	—	1,228	—
Equity securities:
U.S. Large-Cap (b)	10,910	10,910	—	—
U.S. Mid-Cap (b)	1,372	1,372	—	—
U.S. Small-Cap (b)	395	395	—	—
International (b)	2,629	2,629	—	—
Fixed Income:
Guaranteed Insurance Contract (c)	7,429	—	—	7,429
Subtotal Fair Value	$24,021	$15,364	$1,228	$7,429

Measured at net asset value practical expedient (g):
Private Equity Fund (d)	$5,735
Common/Collective Trust Funds - Real Estate (e)	7,920
	13,655
Other Common/Collective Trust Funds (f):
Cash/Cash Equivalents	385
Equity Securities - U.S.	61,057
Equity Securities - International	31,519
Fixed Income	43,640
	136,601
Subtotal measured at net asset value practical expedient	$150,256

Total Fair Value	$174,277

(a)
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

(b)
This category of equity investments represents a managed portfolio of common stock investments in five sectors: telecommunications, electric utilities, gas utilities, water and energy. These common stocks are actively traded on exchanges and price quotes for these shares are readily available. These common stocks are classified as Level 1 investments.

(c)
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

(d)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds. Fund valuations are reported on a 90 to 120 day lag and, therefore, the value reported herein represents the market value as of June or September 30, 2018 and 2017, respectively, with cash flow changes through December applied. The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments. See (g) below.

(e)
This category represents real estate common/collective trust fund investments through a commingled employee benefit trust. These commingled funds are part of a direct investment in a pool of real estate properties. These funds are valued by investment managers on a periodic basis using pricing models that use independent appraisals from sources with professional qualifications. See (g) below.

(f)
This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate). These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets. Also included in these funds are interest rate swaps, asset backed securities, mortgage backed securities and other investments with observable market values. See (g) below.

(g)
Subsequent to the issuance of SJI’s and SJG’s 2017 financial statements, management determined that certain investments classified as Level 2 and Level 3 investments as of December 31, 2017 should have been excluded from the fair value hierarchy table and classified as “investments measured at net asset value practical expedient” as a result of adopting ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” on January 1, 2017.  As a result, the table above has been revised to reclassify these investments from Level 2 and Level 3 investments as of December 31, 2017 to investments measured at net asset value practical expedient.  The correction of this classification resulted in a decrease in previously reported Level 2 and Level 3 investments as of December 31, 2017 of $169.4 million and $17.1 million for SJI, respectively, and $136.6 million and $13.7 million for SJG, respectively, and an increase in the classified investments measured at net asset value practical expedient.  The correction of this classification had no effect on SJI’s and SJG’s financial statements.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

SJI (includes SJG and all other consolidated subsidiaries):	Guaranteed	Private
	Insurance	Equity	Real
	Contract	Funds (A)	Estate (A)	Total

Balance at January 1, 2017	$9,714	$—	$—	$9,714
Actual return on plan assets:
Relating to assets still held at the reporting date	245	—	—	245
Relating to assets sold during the period	12	—	—	12
Purchases, Sales and Settlements	(760)	—	—	(760)
Balance at December 31, 2017	9,211	—	—	9,211
Actual return on plan assets:		—	—	—
Relating to assets still held at the reporting date	(53)	—	—	(53)
Relating to assets sold during the period	13	—	—	13
Purchases, Sales and Settlements	(718)	—	—	(718)
Balance at December 31, 2018	$8,453	$—	$—	$8,453

SJG:	Guaranteed Insurance Contract	Private Equity Funds (A)	Real Estate (A)	Total
Balance at January 1, 2017	$7,930	$—	$—	$7,930
Actual return on plan assets:
Relating to assets still held at the reporting date	103	—	—	103
Relating to assets sold during the period	9	—	—	9
Purchases, Sales and Settlements	(613)	—	—	(613)
Balance at December 31, 2017	$7,429	$—	$—	$7,429
Actual return on plan assets:
Relating to assets still held at the reporting date	98	—	—	98
Relating to assets sold during the period	11	—	—	11
Purchases, Sales and Settlements	(591)	—	—	(591)
Balance at December 31, 2018	$6,947	$—	$—	$6,947
(A) The 2017 amounts have been reclassified to NAV as per (g) above.

As with the pension plan assets, SJI's and SJG's overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  SJI and SJG have implemented this diversification strategy with a mix of common/collective trust funds, mutual funds and Company-owned life insurance policies.  The target allocations for post-retirement benefit plan assets are 55-75 percent U.S. equity securities, 10-20 percent international equity securities, 25-45 percent fixed income investments and 0-7 percent to all other types of investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds or common/collective trust funds.  Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments. The insurance policies are backed by a series of commingled trust investments held by the insurance carrier.

The fair values of SJI's and SJG's other postretirement benefit plan assets at December 31, 2018 and 2017 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2018:
Cash	$16,720	$16,720	$—	$—
Other Types of Investments:
Mutual Funds - REITS (a)	822	822	—	—
Subtotal Fair Value	$17,542	$17,542	$—	$—

Measured at net asset value practical expedient (c):
Common/Collective Trust Funds (b):
Equity Securities - U.S.	$14,069
Equity Securities - International	9,720
Fixed Income	15,315
Company Owned Life Insurance (b)	13,885
Subtotal measured at net asset value practical expedient	$52,989

Total Fair Value	$70,531

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2017:
Other Types of Investments:
Mutual Funds - REITS (a)	$864	$864	$—	$—
Subtotal Fair Value	$864	$864	$—	$—

Measured at net asset value practical expedient (c):
Common/Collective Trust Funds (b):
Equity Securities - U.S.	$15,101
Equity Securities - International	11,378
Fixed Income	15,272
Company Owned Life Insurance (b)	15,307
Subtotal measured at net asset value practical expedient	$57,058

Total Fair Value	$57,922

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2018
Cash	$859	$859	$—	$—
Other Types of Investments:
Mutual Funds - REITS (a)	740	740	—	—
Subtotal Fair Value	$1,599	$1,599	$—	$—

Measured at net asset value practical expedient (c):
Common/Collective Trust Funds (b):
Equity Securities - U.S.	$12,645
Equity Securities - International	8,735
Fixed Income	13,764
Company Owned Life Insurance (b)	13,027
Subtotal measured at net asset value practical expedient	$48,171

Total Fair Value	$49,770

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2017
Other Types of Investments:
Mutual Funds - REITS (a)	$777	$777	$—	$—
Subtotal Fair Value	$777	$777	$—	$—

Measured at net asset value practical expedient (c):
Common/Collective Trust Funds (b):
Equity Securities - U.S.	$13,572
Equity Securities - International	10,226
Fixed Income	13,726
Company Owned Life Insurance (b)	14,362
Subtotal measured at net asset value practical expedient	$51,886

Total Fair Value	$52,663

(a)
This category represents mutual fund investments. The mutual funds are actively traded on exchanges and price quotes for the shares are readily available. These mutual funds are classified as Level 1 investments.

(b)
This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate). These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets. Also included in these funds are interest rate swaps, asset backed securities, mortgage backed securities and other investments with observable market values. This category also represents Company-owned life insurance policies with a nationally known life insurance company. The value of these policies is backed by a series of common/collective trust funds held by the insurance carrier.

(c)
Subsequent to the issuance of SJI’s and SJG’s 2017 financial statements, management determined that certain investments classified as Level 2 investments as of December 31, 2017 should have been excluded from the fair value hierarchy table and classified as “investments measured at net asset value practical expedient” as a result of adopting ASU 2015-07 on January 1, 2017.  As a result, the table above has been revised to reclassify these investments from Level 2 investments as of December 31, 2017 to investments measured at net asset value practical expedient.  The correction of this classification resulted in a decrease in previously reported Level 2 investments as of December 31, 2017 of $57.1 million for SJI and $51.9 million for SJG and an increase in the classified investments measured at net asset value practical expedient.  The correction of this classification had no effect on SJI’s and SJG’s financial statements.

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits	Other Postretirement Benefits
2019	$21,690	$5,873
2020	$22,382	$5,853
2021	$22,517	$5,811
2022	$23,108	$5,728
2023	$23,883	$5,561
2024 - 2028	$122,192	$24,069

SJG:	Pension Benefits	Other Postretirement Benefits
2019	$12,777	$3,879
2020	$13,265	$3,888
2021	$13,674	$3,817
2022	$14,207	$3,739
2023	$14,788	$3,639
2024 - 2028	$79,003	$15,444

CONTRIBUTIONS - SJI contributed $10.0 million to the pension plans in January 2017, of which SJG contributed $8.0 million. SJI and SJG did not make contributions to its employee pension plans in 2018 or 2016. Payments related to the unfunded SERP plan for SJI and SJG in 2018, 2017 and 2016 were $2.7 million, $2.4 million and $2.3 million, respectively. SERP payments for SJI and SJG are expected to approximate $3.6 million in 2019. Prior to the base rate case settlement in October 2017, SJG also had a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less direct costs incurred. The October 2017 rate case settlement allows SJG to modify the future requirement level up to a limit that represents full funding of its obligation and to the maximum tax deduction allowed.

As part of the Acquisition, SJI acquired the existing pension and other post-employment benefit plans.  The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees.  The qualified pension plan is funded in accordance with requirements of the ERISA.  The Company also provides certain non-qualified defined benefit and defined contribution pension plans for a selected group of the Company's management and highly compensated employees.  Benefits under these non-qualified pension plans are funded on a cash basis.  In addition,  the entities also have a postretirement benefit plan, which provides certain medical care and life insurance benefits for eligible retired employees through a postretirement benefit plan.  In 2018, SJI's Pension and Other Postretirement Benefits Liabilities balance was increased by $3.2 million, which is the fair value value of the acquired ETG and ELK Pension and Other Postretirement Benefits Liabilities at the time of the acquisition. The value of ETG and ELK's Pension and Other Postretirement Benefits Liabilities as of December 31, 2018 is $5.1 million.

DEFINED CONTRIBUTION PLAN - SJI and SJG offer a Savings Plan to eligible employees.  For employees eligible for participation in the defined benefit pension plan, SJI and SJG match 50% of participants' contributions up to 6% of base compensation. For employees who are not eligible for participation in the defined benefit pension plans, SJI and SJG match 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,500, if 10 or fewer years of service, or $2,000, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan for SJI approximated 3.3 million, $2.6 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $1.8 million, $1.6 million and $1.3 million for SJG for the years ended December 31, 2018, 2017 and 2016, respectively.

13.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2018 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$400,000	$33,100	(A)	$366,900	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	83,100		366,900

SJG:

Commercial Paper Program/Revolving Credit Facility	200,000	108,300	(B)	91,700	August 2022
Uncommitted Bank Line	10,000			10,000	August 2019

Total SJG	210,000	108,300		101,700

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	86,000		114,000	June 2020

Total	$860,000	$277,400		$582,600

(A) Includes letters of credit outstanding in the amount of $6.1 million.

(B) Includes letters of credit outstanding in the amount of $0.8 million.

On June 26, 2018, SJI (as a guarantor to ELK's obligation under this revolving credit agreement) and ETG and ELK (as Borrowers) entered into a $200.0 million, two-year revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at December 31, 2018. As of December 31, 2018, outstanding loans from this credit facility amount to $86.0 million.

The SJG and ETG/ELK facilities are restricted as to use and availability specifically to SJG and ETG/ELK, respectively; however, if necessary, the SJI facilities can also be used to support the liquidity needs of SJG, ETG or ELK. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI, SJG, ETG and ELK were in compliance with these covenants as of December 31, 2018. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (which includes SJG and ETG), which changes daily, was 3.32%, 2.46% and 1.47% at December 31, 2018, 2017 and 2016, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.96%, 1.88% and 0.97% at December 31, 2018, 2017 and 2016, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the years ended December 31, 2018 and 2017 were $265.5 million and $276.7 million, respectively. The maximum amounts outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the years ended December 31, 2018 and 2017 were $497.0 million and $373.8 million, respectively.

SJG's average borrowings outstanding under its credit facilities, not including letters of credit, during the years ended December 31, 2018 and 2017 were $86.0 million and $17.6 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2018 and 2017 were $177.0 million and $110.1 million, respectively.

The SJI and SJG principal credit facilities are provided by a syndicate of banks. In January 2018, the NPA for Senior Unsecured Notes issued by SJI, as well as the credit agreements with its syndicate of banks, were amended to reflect a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. Further, in the event that SJI receives less than $500.0 million of net cash proceeds from the issuance of equity or equity-linked securities, that financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) increases to not more than 0.75 to 1, measured at the end of each fiscal quarter, for a period of one year following the closing of the acquisition of ETG and ELK. SJI and SJG were in compliance with this covenant as of December 31, 2018. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of December 31, 2018.

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

14.	LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2018	2017
Long-Term Debt (A):
SJG:
First Mortgage Bonds: (B)
7.97%	Series due 2018 (C)	—	10,000
7.125%	Series due 2018 (C)	—	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024 (D)	50,000	50,000
3.03%	Series due 2024 (E)	35,000	35,000
3.63%	Series due 2025 (F)	6,364	7,273
4.84%	Series due 2026 (G)	15,000	15,000
4.93%	Series due 2026 (H)	45,000	45,000
4.03%	Series due 2027 (H)	45,000	45,000
4.01%	Series due 2030 (I)	42,000	50,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032 (J)	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
3.00%	Series due 2047	200,000	200,000
Series A 2006 Bonds at variable rates due 2036 (K)		24,900	24,900
SJG Term Facility (L)		—	200,000
SJG Term Loan (L)		310,000	—
Total SJG Long-Term Debt Outstanding (S)		$900,264	$829,173
Less SJG Current Maturities		(18,909)	(63,809)
Total SJG Long-Term Debt (S)		$881,355	$765,364

SJI:
3.30%	Series due 2019 (T)	60,000	60,000
3.30%	Series due 2019 (T)	30,000	30,000
3.30%	Series due 2019 (T)	50,000	50,000
3.71%	Series C 2012 Notes due 2022 (T)	35,000	35,000
3.47%	Series due 2024 (T)	25,000	25,000
3.71%	Series due 2027 (T)	25,000	25,000
3.57%	Series 2017A-2 due 2025 (T)	25,000	—
3.81%	Series 2017B-2 due 2028 (T)	25,000	—
3.43%	Series 2018A due 2021 (M) (T)	90,000	—
4.07%	Series 2018B due 2028 (M) (T)	80,000	—
4.17%	Series 2018C due 2030 (M) (T)	80,000	—
Series Notes at variable rates due 2019 (N)		40,000	40,000
Series Notes at variable rates due 2019 (N)		60,000	60,000
South Jersey Industries Term Loan at variable rates due 2020 (O)		50,000	50,000
Convertible Equity Units (M, P)		287,500	—
Series 2018D Notes at variable rates due 2019 (M, Q)		475,000	—
ETG:
First Mortgage Bonds, Series 2018A: (R)
4.02%	Series 2018A-1 due 2028	50,000	—

4.22%	Series 2018A-2 due 2033	55,000	—
4.29%	Series 2018A-3 due 2038	150,000	—
4.37%	Series 2018A-4 due 2048	200,000	—
4.52%	Series 2018A-5 due 2058	75,000	—
Total SJI Consolidated Long-Term Debt Outstanding (S)		$2,867,764	$1,204,173
Less SJI Consolidated Current Maturities		(733,909)	(63,809)
Total SJI Consolidated Long-Term Debt (S)		$2,133,855	$1,140,364

(A)
Long-term debt maturities for SJI for the succeeding five years are as follows (in thousands): 2019: $733,909; 2020: $377,909; 2021: $405,409; 2022: $66,084; and 2023: $40,084. Long-term debt maturities for SJG for the succeeding five years are as follows (in thousands): 2019: $18,909; 2020: $327,909; 2021: $27,909; 2022: $31,084; and 2023: $40,084. Regarding the debt that is due within one year at SJI, the Company has intentions to either pay down or refinance this debt, see Note 1.

(B)
In January 2017, SJG entered into a First Mortgage Indenture, which provides for the issuance by SJG of bonds, notes or other securities that are secured by a lien on substantially all of the operating properties and franchises of SJG.

(C)	In 2018, SJG retired $10.0 million of 7.97% MTN's, along with $20.0 million of 7.125% MTN's.

(D)	SJG has $50.0 million of 3.00% MTN's, with $10.0 million due annually beginning September 2020 with the final payment due September 2024.

(E)	SJG has $35.0 million of 3.03% MTN's, with $7.0 million due annually beginning November 2020 with the final payment due November 2024.

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

(H)
SJG has $45.0 million of 4.93% MTN's, with $7.5 million due annually beginning June 2021 with the final payment due June 2026. SJG also has $45.0 million of 4.03% MTN's, with $9.0 million due annually beginning in December 2023 with the final payment due in December 2027.

(I)
SJG has $42.0 million of 4.01% MTN's with several due dates, as follows: $8.0 million due November 2019; $2.0 million due November 2025; $3.0 million due November 2026; $8.0 million due November 2027; and $7.0 million each due November 2028, 2029 and 2030.

(J)	SJG has $35.0 million of 3.74% MTN's, with $3.175 million due annually beginning April 2022 with final payment due April 2032.

(K)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2018 was 1.78%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August 2021; as such, these bonds are recorded in current portion of long-term debt on the consolidated balance sheets. These bonds contain no financial covenants.

(L)
In January 2017, SJG entered into an unsecured, $200.0 million multiple-draw term loan credit agreement, on which SJG had borrowed the full $200.0 million as of December 31, 2017. In 2018, this was paid down, and in October 2018, SJG entered into an unsecured, $400.0 million term loan credit agreement (the “Credit Agreement”), which is syndicated among eight banks. Under the Credit Agreement, the Company can borrow up to an aggregate of $400.0 million from time to time until October 26, 2019. All loans under the Credit Agreement become due and payable on April 26, 2020. As of December 31, 2018, SJG borrowed $310.0 million.

(M)	Proceeds from these debt issuances, which occurred in the second quarter of 2018, were used to fund the Acquisition (see Notes 1 and 20).

(N)	At December 31, 2018, the floating rate on these Senior Notes was 4.38%.

(O)    At December 31, 2018, the floating rate on this Term Loan was 3.67%.

(P)	In April 2018, SJI completed a public offering of Equity Units for gross proceeds of $287.5 million (see Note 6). As of December 31, 2018, these Equity Units were not converted into equity.

(Q)	At December 31, 2018, the floating rate on these Senior Notes was 3.76%.

(R)
In December 2018, ETG issued $530.0 million aggregate principal amount of its First Mortgage Bonds, Series 2018A, which were issued in five Tranches as shown in the table above. These bonds were issued under that First Mortgage Indenture dated as of July 2, 2018 between ETG and a Trustee, as supplemented by that First Supplement dated as of December 20, 2018, pursuant to a BPA dated as of December 20, 2018 between ETG and the purchasers named therein. The proceeds from the sale of these bonds were used to repay short-term indebtedness under a previous $530.0 million, 364-day term loan credit agreement dated as of June 26, 2018 among ETG (Borrower), SJI (Guarantor), the lenders party thereto and Bank of America, N.A., as Administrative Agent. Prior to repayment, the term loans bore interest at a variable base rate or a variable LIBOR at the election of the Company.

(S)
Total SJI consolidated Long-Term Debt in the table above does not include unamortized debt issuance costs of $27.0 million and $17.4 million for the years ended December 31, 2018 and 2017, respectively. Total SJG Long-Term Debt in the table above does not include unamortized debt issuance costs of $6.8 million and $7.3 million for the years ended December 31, 2018 and 2017, respectively.

(T)
In July 2018, the interest rates on these senior notes increased 25 basis points per annum due to a rating fee provision included in the respective note purchase agreements. This rating fee provision was triggered upon the S&P downgrading SJI from BBB+ to BBB.

In 2019, SJI provided two separate Notices of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay a portion of the $475.0 million aggregate principal amount outstanding. See Note 22.

15.	COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJG's and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $5.7 million and $4.1 million per month, respectively. and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.3 million per month.  SJRG has also committed to purchase 832,500 dts/d of natural gas, from various suppliers, for terms ranging from four to ten years at index based prices.

ETG has an AMA with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is valid through March 31, 2022. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG (see Note 1).

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

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the court entered final judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $22.1 million and $57.7 million, respectively, from the first quarter of 2017 through December 31, 2018. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, the $22.1 million associated with SJG above was recorded as both an Accounts Payable and an increase in Regulatory Assets on the consolidated balance sheets of both SJI and SJG as of December 31, 2018. Similarly, $57.7 million associated with SJRG was also recorded as an Accounts Payable on the consolidated balance sheets of SJI as of December 31, 2018, with charges of $4.1 million to Cost of Sales - Nonutility on the consolidated statements of income of SJI for the year ended December 31, 2018. SJI also recorded $1.0 million to Interest Charges on the consolidated statements of income for the year ended December 31, 2018. In April 2018, SJI filed an appeal of this judgment which was heard by the Tenth Circuit on January 22, 2019; however, no decision on the appeal has been made at the time of filing this Report. SJI continues to dispute the supplier invoices received and has created a reserve to reflect the differences between the invoices and paid amounts. The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit.  The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019.  The outcome of this lawsuit will be determined by the outcome in the pending appeal of the first lawsuit. All reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ where SJG and its predecessors previously operated a manufactured gas plant. The State of New Jersey is alleging damage to the State's natural resources and seeking payment for damages to those natural resources. SJG is working with a licensed state remediation professional to remediate the site. SJG is currently evaluating the merits of the State of New Jersey's allegations and, at this time, can provide no assessment of the claim or assurance regarding its outcome.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes that are noted above, SJI has accrued approximately $3.2 million and $3.0 million related to all claims in the aggregate as of December 31, 2018 and 2017, respectively, of which SJG has accrued approximately $0.9 million and $0.7 million as of December 31, 2018 and 2017, respectively. Although SJI and SJG do not presently believe that these matters will have a material adverse effect on their businesses, given the inherent uncertainties in such situations, SJI and SJG can provide no assurance regarding the outcome of litigation.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% and 58% of SJI's and SJG's workforce at December 31, 2018, respectively. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293; IAM Local 76; and UWUA Local 424.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2019.

GUARANTEES - As of December 31, 2018, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts. As of December 31, 2018, these guarantees support future firm commitments of SJI's consolidated subsidiaries and$134.6 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

As of December 31, 2018, SJI had issued $8.6 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2018, SJI provided $6.1 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants SJG stopped manufacturing gas in the 1950s. ETG is subject to environmental remediation liabilities associated with 6 former manufactured gas plant sites in New Jersey. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the BPU. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage.

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

Since the early 1980s, SJI accrued environmental remediation costs of $627.1 million, of which $373.5 million was spent as of December 31, 2018. The accrued amount includes the addition of ETG environmental remediation beginning with the date of the Acquisition (see Note 20 and ETG discussion below). SJG accrued environmental remediation costs of $499.4 million, of which $351.4 million was spent as of December 31, 2018.

The following table details the amounts expended and accrued for SJI's and SJG's environmental remediation during the last two years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2018	2017
Beginning of Year	$172,855	$155,013
Accruals	58,706	56,405
Expenditures	(51,176)	(38,563)
Opening Balance Sheet Adjustment (See Note 20)	73,265	—
End of Year	$253,650	$172,855

SJG:	2018	2017
Beginning of Year	$171,696	$153,047
Accruals	21,695	55,814
Expenditures	(45,320)	(37,165)
End of Year	$148,071	$171,696

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $148.1 million to $253.7 million. Six of SJG's sites comprise the majority of these estimates, the sum of the six sites range from a low of $140.0 million to a high of $246.3 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

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
Management estimates that undiscounted future costs to clean up ETG's sites will range from $104.6 million to $189.8 million.
The remediation efforts at ETG's six sites include the following:

Site 1 - Remediation of soil and sediment has been completed and a Response Action Outcome has been received. No further efforts are needed at this time.

Site 2 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include selection of the remedial action for the remaining areas, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 3 - Interim remedial actions have been completed at the site. Steps to remediate the balance of the site included selection of the remedial action for the remaining areas, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 4 - Soil remediation for the on-site portion of the work has been completed and unrestricted use closure documentation is expected in 2019. Steps remaining include investigation within a City owned park, remediation of any impacts found, and issuance of the appropriate closure documentation.

Site 5 - Soil remediation at the site has been completed. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.

Site 6 - Various remedial investigation activities have been completed at the site and a final site remedy has been proposed to the regulatory authority. Remediation of offsite impacts to begin in 2019 and continue into 2020.

With Morie's sale in 1996, EMI assumed responsibility for environmental liabilities currently estimated between $0.5 million and $0.9 million. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of five sites where fuel oil operations existed years ago to range from $0.5 million to $0.9 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2018.

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

As of December 31, 2018, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	88.6	8.6
Expected future sales of natural gas (in MMdts)	71.6	0.7
Expected future purchases of electricity (in MMmWh)	1.7	—
Expected future sales of electricity (in MMmWh)	1.3	—

Basis and Index related net purchase/(sale) contracts (in MMdts)	54.9	(1.1)

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the consolidated statements of income for SJI. These pre-tax gains (losses) were $34.5 million, $(13.7) million and $26.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets of both SJI (ETG and SJG) and SJG. As of December 31, 2018 and 2017, SJI had $4.1 million and $(2.1) million, respectively, and SJG had $3.3 million and $(2.1) million, respectively, of unrealized gains (losses) included in its BGSS related to energy-related commodity contracts.

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

SJI, including SJG, has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, some of which had been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the consolidated balance sheets. Hedge accounting has been discontinued prospectively for these derivatives. As a result, any unrealized gains and losses on these derivatives, that were previously included in AOCL on the consolidated balance sheets, are being recorded in earnings over the remaining life of the derivative.

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

As of December 31, 2018, SJI's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

The unrealized gains and losses on interest rate derivatives that are not designated as cash flow hedges are included in Interest Charges on the consolidated statements of income. However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and, therefore, these unrealized losses have been included in Other Regulatory Assets in the consolidated balance sheets.

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$54,021	$24,134	$42,139	$46,938
Derivatives - Energy Related - Non-Current	7,169	7,256	5,988	6,025
Interest rate contracts:
Derivatives - Other - Current	—	588	—	748
Derivatives - Other - Noncurrent	—	7,285	—	9,622
Total derivatives not designated as hedging instruments under GAAP	$61,190	$39,263	$48,127	$63,333

Total Derivatives	$61,190	$39,263	$48,127	$63,333

SJG:
Derivatives not designated as hedging instruments under GAAP	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$5,464	$2,146	$7,327	$9,270
Derivatives – Energy Related – Non-Current	15	43	5	170
Interest rate contracts:
Derivatives - Other - Current	—	343	—	389
Derivatives - Other - Non-Current	—	5,524	—	6,639
Total derivatives not designated as hedging instruments under GAAP	5,479	8,056	7,332	16,468

Total Derivatives	$5,479	$8,056	$7,332	$16,468

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the consolidated balance sheets.
As of December 31, 2018 and 2017, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2018
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$61,190	$—	$61,190	$(21,045)	(A)	$(7,252)	$32,893
Derivatives - Energy Related Liabilities	$(31,390)	$—	$(31,390)	$21,045	(B)	$—	$(10,345)
Derivatives - Other	$(7,873)	$—	$(7,873)	$—		$—	$(7,873)
SJG:
Derivatives - Energy Related Assets	$5,479	$—	$5,479	$(347)	(A)	$688	$5,820
Derivatives - Energy Related Liabilities	$(2,189)	$—	$(2,189)	$347	(B)	$—	$(1,842)
Derivatives - Other	$(5,867)	$—	$(5,867)	$—		$—	$(5,867)

As of December 31, 2017
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,127	$—	$48,127	$(24,849)	(A)	$—	$23,278
Derivatives - Energy Related Liabilities	$(52,963)	$—	$(52,963)	$24,849	(B)	$8,832	$(19,282)
Derivatives - Other	$(10,370)	$—	$(10,370)	$—		$—	$(10,370)
SJG:
Derivatives - Energy Related Assets	$7,332	$—	$7,332	$(208)	(A)	$—	$7,124
Derivatives - Energy Related Liabilities	$(9,440)	$—	$(9,440)	$208	(B)	$1,543	$(7,689)
Derivatives - Other	$(7,028)	$—	$(7,028)	$—		$—	$(7,028)

(A) The balances at December 31, 2018 and 2017 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2018 and 2017 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the consolidated statements of income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships under GAAP	2018	2017	2016
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(46)	$(2,524)	$(333)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(46)	$(46)	(46)

(a) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2018	2017	2016
SJI (no balances for SJG; includes all other consolidated subsidiaries):
Gains (losses) on energy-related commodity contracts (a)	$34,509	$(13,667)	$26,935
Gains (losses) on interest rate contracts (b)	1,337	(677)	647

Total	$35,846	$(14,344)	$27,582

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2018, was $1.0 million.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2018, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$41	$41	$—	$—
Derivatives – Energy Related Assets (B)	61,190	9,955	23,429	27,806
	$61,231	$9,996	$23,429	$27,806
SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,479	$348	$126	$5,005
	$5,479	$348	$126	$5,005

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,390	$7,291	$12,354	$11,745
Derivatives – Other (C)	7,873	—	7,873	—
	$39,263	$7,291	$20,227	$11,745

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,189	$1,035	$1,077	$77
Derivatives – Other (C)	5,867	—	5,867	—
	$8,056	$1,035	$6,944	$77

As of December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$36	$36	$—	$—
Derivatives – Energy Related Assets (B)	48,127	5,155	21,869	21,103
	$48,163	$5,191	$21,869	$21,103

SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,332	$208	$230	$6,894
	$7,332	$208	$230	$6,894

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$52,963	$10,687	$24,283	$17,993
Derivatives – Other (C)	10,370	—	10,370	—
	$63,333	$10,687	$34,653	$17,993

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$9,440	$1,750	$2,848	$4,842
Derivatives – Other (C)	7,028	—	7,028	—
	$16,468	$1,750	$9,876	$4,842

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$20,706	$8,976	Discounted Cash Flow	Forward price (per dt)	$1.56 - $9.00 [$3.12]	(A)
Forward Contract - Electric	$7,100	$2,769	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [54.55%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [45.45%]	(B)

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$13,519	$15,686	Discounted Cash Flow	Forward price (per dt)	$1.79 - $12.09 [$3.01]	(A)
Forward Contract - Electric	$7,584	$2,307	Discounted Cash Flow	Fixed electric load profile (on-peak)	36.36% - 100.00% [53.39%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 63.64% [46.61%]	(B)

SJG:

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,005	$77	Discounted Cash Flow	Forward price (per dt)	$3.13 - $6.00 [$4.53]	(A)

Type	Fair Value at December 31, 2017		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$6,894	$4,842	Discounted Cash Flow	Forward price (per dt)	$2.42 - $6.67 [$5.25]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2018 and 2017, using significant unobservable inputs (Level 3), are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Year Ended December 31, 2018
Balance at January 1, 2018	$3,110
Other changes in fair value from continuing and new contracts, net	14,418
Settlements	(1,467)

Balance at December 31, 2018	$16,061

Year Ended December 31, 2017
Balance at January 1, 2017	$9,035
Other changes in fair value from continuing and new contracts, net	1,857
Transfers in to/(out of) of Level 3 (A)	(954)
Settlements	(6,828)

Balance at December 31, 2017	$3,110

SJG:

Year Ended December 31, 2018
Balance at January 1, 2018	$2,052
Other changes in fair value from continuing and new contracts, net	4,928
Settlements	(2,052)

Balance at December 31, 2018	$4,928

Year Ended December 31, 2017
Balance at January 1, 2017	$926
Other changes in fair value from continuing and new contracts, net	2,258
Transfers in to/(out of) of Level 3 (A)	(206)
Settlements	(926)

Balance at December 31, 2017	$2,052

(A) Transfers between different levels of the fair value hierarchy may occur based on the level of observable inputs used to value the instruments from period to period, and are assessed quarterly by management.  No transfers in or out of Level 3 occurred in 2018. During the year ended December 31, 2017, $1.0 million and $0.2 million of SJI's and SJG's net derivative assets, respectively, were transferred from Level 3 to Level 2, due to increased observability of market data.

Total gains for 2018 included in earnings for SJI for the year ended December 31, 2018 that are attributable to the change in unrealized gains relating to those assets and liabilities included in Level 3 still held as of December 31, 2018, are $14.4 million.  These gains are included in Operating Revenues-Nonutility on the consolidated statements of income.

18.    ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table summarizes the changes in SJI's AOCL for the year ended December 31, 2018 (in thousands):

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (A)	Unrealized Gain (Loss) on Available-for-Sale Securities (A)	Other Comprehensive Income (Loss) of Affiliated Companies (A)	Total
Balance at January 1, 2018	$(36,262)	$(396)	$(10)	$(97)	$(36,765)
Other comprehensive income before reclassifications	10,636	—	—	—	10,636
Amounts reclassified from AOCL (B)	—	34	—	—	34
Net current period other comprehensive income	10,636	34	—	—	10,670
Balance at December 31, 2018	$(25,626)	$(362)	$(10)	$(97)	$(26,095)

(A) Determined using a combined average statutory tax rate of 25% for 2018.

(B) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the year ended December 31, 2018 (in thousands):

	Amounts Reclassified from AOCL	Affected Line Item in the Statements of Consolidated Income
	For the Year Ended December 31, 2018
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$46	Interest Charges
Income Taxes	(12)	Income Taxes (a)
	$34

(a) Determined using a combined average statutory tax rate of 25%.

The following table summarizes the changes in SJG's AOCL for the year ended December 31, 2018 (in thousands):

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (A)	Total
Balance at January 1, 2018	(25,507)	(490)	$(25,997)
Other comprehensive loss before reclassifications	3,606	—	3,606
Amounts reclassified from AOCL (B)	—	34	34
Net current period other comprehensive loss	3,606	34	3,640
Balance at December 31, 2018	$(21,901)	$(456)	$(22,357)

(A) Determined using a combined average statutory tax rate of 25% for 2018.

(B) See table below.

The following table provides details about reclassifications out of SJG's AOCL for the year ended December 31, 2018 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Statements of Income
	For the Year Ended December 31, 2018
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$46	Interest Charges
Income Taxes	(12)	Income Taxes (a)
	$34

(a) Determined using a combined average statutory tax rate of 25%.

19.    REVENUES:

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
SJG, ETG and ELK sell natural gas to residential, commercial and industrial customers, and price is based on regulated tariff rates which are established by the BPU or the MPSC, as applicable. There is an implied contract with a customer for the purchase, delivery, and sale of gas, and the customer is billed monthly, with payment due within 30 days. SJRG sells natural gas to commercial customers at either a fixed quantity or at variable quantities based on a customer's needs. Payment is due on the 25th of each month for the previous month's deliveries. SJE previously sold natural gas to commercial, industrial and residential customers at fixed prices throughout the life of the contract, with the customer billed monthly and payment due within 30 days (SJE sold its Retail Gas Operations in November 2018; see Note 1). For all listed segments, revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably as the customer uses natural gas, which represents satisfaction of the performance obligation.

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
Marina has several wholly-owned solar projects that earn revenue based on electricity generated. The customer pays monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kwh's of energy are generated (i.e., unit of output), which is when revenue is recognized. As disclosed in Note 1, the majority of Marina's solar assets were sold as of December 31, 2018.

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
The customer is billed based on a contracted amount of SREC's to be sold, with the price based on the market price of the SRECs at the time of generation. This does not represent variable consideration as the price is known and established at the time of generation and delivery to the customer. The performance obligation is satisfied at the point in time the SREC is delivered to the customer, which is when revenue is recognized. Payment terms are approximately 10 days subsequent to delivery. As disclosed in Note 1, SJI has entered into an agreement to sell SREC's generated to a third party; as a result, no revenue with customers from SREC agreements was recorded since this agreement was signed.

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

SJI revenues from contracts with customers totaled $1.51 billion for the year ended December 31, 2018, respectively. SJG revenues from contracts with customers totaled $475.5 million for the year ended December 31, 2018, respectively. The SJG balance is a part of the SJG utility operations segment, and is before intercompany eliminations with other SJI entities. Revenues on the consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK utility operating segments (including CIP, AIRP, SHARP and WNC), and (b) both utility and nonutility revenue from derivative contracts at the SJG and ETG gas utility, wholesale energy, retail gas and retail electric operating segments.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas Operations	Retail Electric Operations	On-site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$329,207	$82,763	$1,482			$29,762	—	$1,957	—	$445,171
Commercial & Industrial	132,055	42,935	1,815	652,833	75,651	94,483	72,374	—	(24,392)	1,047,754
OSS & Capacity Release	11,536		—				—	—	—	11,536
Other	2,699	2,949	65				—	—	—	5,713
	$475,497	$128,647	$3,362	$652,833	$75,651	$124,245	$72,374	$1,957	$(24,392)	$1,510,174
Product Line:
Gas	$475,497	$128,647	$3,362	$652,833	$75,651			—	$(10,181)	$1,325,809
Electric						124,245		—	(7,904)	116,341
Solar							35,444	—	(6,307)	29,137
CHP							30,473	—	—	30,473
Landfills							6,457	—	—	6,457
Other								1,957	—	1,957
	$475,497	$128,647	$3,362	$652,833	$75,651	$124,245	$72,374	$1,957	$(24,392)	$1,510,174

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/18	202,379	73,377
Ending balance as of 12/31/2018	337,502	79,538
Increase (Decrease)	135,123	6,161
SJG:
Beginning balance as of 1/1/18	78,571	54,980
Ending balance as of 12/31/2018	101,572	43,271
Increase (Decrease)	23,001	(11,709)

(1) Included in Accounts Receivable in the consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers. The large increase in SJI's Accounts Receivable is due to the Acquisition.

(2) Included in Unbilled Revenues in the consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional. The change in unbilled revenues for the year ended December 31, 2018 is due primarily to the timing difference between SJI and SJG delivering the commodity to the customer and the customer actually receiving the bill for payment.

20.    BUSINESS COMBINATION

On July 1, 2018, the Company completed the Acquisition of ETG and ELK. The Company completed the Acquisition for total consideration of $1.74 billion in cash, inclusive of $40.3 million of certain net working capital adjustments. Of the total, $1.73 billion relates to the acquisition of ETG, while $10.9 million relates to the acquisition of the ELK. In the second quarter of 2018, the Company completed public equity offerings and issued long-term debt to help fund the Acquisition (see Notes 6 and 14, respectively). The Acquisition supports the Company’s strategy of earnings growth derived from high-quality, regulated utilities. Further, the Acquisition expands the Company’s customer base in the natural gas industry, which drives efficiencies by providing a greater operating scale.

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

The preliminary purchase price for the Acquisition has been allocated to the assets acquired and liabilities assumed as of the acquisition date and is as follows:

(in thousands)	ETG and ELK
Property, Plant and Equipment	$1,089,342
Accounts Receivable	45,875
Provision for Uncollectibles	(6,579)
Natural Gas in Storage	12,204
Materials and Supplies	345
Other Prepayments and Current Assets	200
Deferred Income Taxes	21,024
Regulatory Assets	136,213
Goodwill	731,029
Total assets acquired	2,029,653
Accounts Payable	13,089
Other Current Liabilities	9,185
Environmental Remediation Costs - Current	7,100
Pension and Other Postretirement Benefits	3,213
Environmental Remediation Costs - Non Current	66,165
Regulatory Liabilities	189,509
Other	1,107
Total liabilities assumed	289,368
Total net assets acquired	$1,740,285

Goodwill of $731.0 million arising from the Acquisition includes the potential synergies between ETG, ELK and the Company. The goodwill, of which $677.6 million is expected to be deductible for income tax purposes, was assigned to the ETG and ELK Utility Operations segments.

Conditions of approval

The Acquisition was subject to regulatory approval from the BPU and the MPSC. Approvals were obtained from both commissions, subject to various conditions. As a requirement for approval of the acquisition of ETG, the BPU mandated that the Company pay $15.0 million to existing ETG customers in the form of a one-time credit. As a requirement for approval of the acquisition of ELK, the MPSC mandated that the Company pay $0.3 million to existing ELK customers in the form of a one-time payout. See Note 10. Other key conditions of approval related to the acquisition include but are not limited to ETG filing a base rate case no later than June 2020.  Prior to its next base rate case, ETG will be required to maintain a capital structure that consists of no less than 46% common equity which excludes goodwill.  In December 2018, the Company successfully completed a refinancing related to ETG's $530.0 million 364-day term loan credit agreement to a long term permanent financing plan which was in accordance with the BPU stipulation, see Note 14 for further detail.

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

Financial information of the acquirees

The amount of ETG and ELK revenues included in the Company's consolidated statement of income for the year ended December 31, 2018 was $128.9 million. The amount of ETG and ELK earnings included in the Company's consolidated statements of income for the year ended December 31, 2018 was a net loss of $5.2 million due to the seasonal nature of the business for the period owned and $15.3 million in payments to customers discussed under "Conditions to approval" above.

During the year ended December 31, 2018, the Company recorded $49.4 million of acquisition-related expenses directly related to the Acquisition, inclusive of the $15.3 million in payments to customers. ETG and ELK's net loss of $5.2 million included these customer payments, but the remaining portion of the acquisition-related expenses did not impact ETG and ELK's operating loss during 2018.

Supplemental unaudited disclosure of pro forma information

The following supplemental unaudited pro forma information presents the combined results of SJI, ETG, and ELK as if the Acquisition occurred on January 1, 2017. This supplemental unaudited pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Acquisition occurred on January 1, 2017, nor is it indicative of any future results.

The pro forma results include adjustments for the financing impact of the Acquisition, along with the tax-related impacts. Other material non-recurring adjustments are reflected in the pro forma and described below:

(In thousands, except per share data)	Year Ended December 31
	2018	2017
Revenues	$1,829,823	$1,555,124
Net (loss) income	$74,770	$(9,824)
Earnings (loss) per share	$0.89	$(0.11)

The supplemental unaudited pro forma net income for the year ended December 31, 2018 was adjusted to exclude $34.1 million of acquisition-related costs, which includes one-time regulatory approval costs, but excludes financing adjustments and recurring charges.

The supplemental unaudited pro forma net income for the year ended December 31, 2017 was adjusted to include $34.1 million of acquisition-related costs, which excludes financing adjustments and recurring charges.

21.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

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

The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year beginning with a qualitative assessment at the reporting unit level. The reporting unit level is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. Factors utilized in the qualitative analysis performed on goodwill in our reporting units include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.

In the absence of sufficient qualitative factors, goodwill impairment is determined using a two-step process. Step one identifies potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. The Company estimates the fair value of a reporting unit using a discounted cash flow analysis.  Management also considers other methods, which includes a market multiples analysis. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, discount and growth rates, capital expenditures, tax rates, and projected terminal values. Changes in estimates or the application of alternative assumptions could produce significantly different results. If the fair value exceeds book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, proceed to step two, which compares the implied fair value of the reporting unit's goodwill to the book value of the reporting unit goodwill. If the book value of goodwill exceeds the implied fair value, an impairment charge is recognized for the excess.

Total goodwill of $734.6 million and $3.6 million is recorded on the consolidated balance sheets as of December 31, 2018 and 2017, respectively. The increase was due to consideration transferred in excess of the fair value of the identifiable net assets acquired as a result of the Acquisition (see Note 20). Of the total $734.6 million balance as of December 31, 2018, $730.9 million is included in the ETG Utility Operations segment, $3.6 million is included in the On-Site Energy Production segment, and $0.1 million is included in the ELK Utility Operations segment. The $3.6 million balance as of December 31, 2017 was included in the On-Site Energy Production segment. SJG does not have any goodwill.

The Company performed its 2018 annual goodwill impairment assessment and concluded that the fair value of all reporting units containing goodwill exceeded their respective carrying values.

In connection with the 2017 annual goodwill impairment assessment, the Company performed a qualitative assessment over its business units and noted that as a result of the continuing cash flow losses incurred at the LFGTE's business unit, the two-step impairment test was necessary during 2017. Based on the results of the goodwill impairment test, the Company determined that the carrying value of the LFGTE's reporting unit was higher than the fair value, and accordingly, the Company recognized a pre-tax impairment charge of $1.3 million during the year ended December 31, 2017, recorded in Impairment Charges on the consolidated statements of income and included in the Company's On-Site Energy Production segment.

The Company concluded based on the results of the annual testing performed that, other than the impairment charges noted above, there were no other impairments identified for the years ended December 31, 2018 and 2017.

The following table summarizes the changes in goodwill for the years ended December 31, 2018 and 2017, respectively (in thousands):

	2018	2017
Beginning Balance, January 1	$3,578	$4,838
Impairment of Goodwill	—	(1,260)
Goodwill from Acquisition	756,247	—
Fair Value Adjustments During Measurement Period	(25,218)	—
Ending Balance, December 31	$734,607	$3,578

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships and the AMA (see Note 1). The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years.

The cost of identifiable intangible assets of $28.1 million and $12.5 million are included in Other Noncurrent Assets on the consolidated balance sheets as of December 31, 2018 and 2017, respectively. The increase is attributable to the AMA purchased in July 2018 (see Note 1), partially offset by amortization recorded in 2018. In 2017, SJI recorded a $2.2 million pre-tax impairment charge specific to the LFGTE assets customer relationships, which was primarily driven by revised assumptions for decreased electric production and increased operating expenses, and was recorded in Impairment Charges on the consolidated statements of income, and in the Company's On-Site Energy Production segment. No impairment charges were recorded on identifiable intangible assets in 2018. SJG does not have any identifiable intangible assets.

22.	SUBSEQUENT EVENTS:

On January 15, 2019, SJI settled its equity forward sale agreement (see Note 6) by physically delivering 6,779,661 shares of common stock and receiving net cash proceeds of approximately $189.0 million. The forward price used to determine cash proceeds received by SJI at settlement was calculated based on the initial forward sale price, as adjusted for underwriting fees, interest rate adjustments as specified in the equity forward agreement and any dividends paid on our common stock during the forward period.

On January 17, 2019, SJI provided Notice of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay a portion of the $475.0 million aggregate principal amount outstanding. As a result, the Company paid $150.0 million on January 31, 2019. On February 6, 2019, SJI provided a second Notice of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company's intent to prepay $125.0 million on February 22, 2019.

In February 2019, the Company entered into an extension of the agreement to sell solar assets (see Note 1). This extension is to sell the majority of the remaining solar projects that did not previously satisfy conditions precedent to closing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows and changes in equity and comprehensive income for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 27, 2019

We have served as the Company's auditor since 1948.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of South Jersey Gas Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2018 and 2017, the related statements of income, comprehensive income, cash flows and changes in common equity and comprehensive income for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2019

We have served as the Company's auditor since 1948.

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's and SJG's operations, in thousands except for per share amounts)

	2018 Quarter Ended				2017 Quarter Ended
SJI (includes SJG and all other consolidated subsidiaries):	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$521,945	$227,330	$302,480	$589,583	$425,829	$244,374	$227,127	$345,738
Expenses:
Cost of Sales - (Excluding depreciation)	283,068	145,796	233,112	393,432	287,143	179,684	168,815	210,585
Operations, Impairment Charges, Net Gains on Sale of Assets, Depreciation and Maintenance Including Fixed Charges (See Note 1)	92,540	208,384	131,899	133,121	84,496	77,504	121,439	152,091
Income Taxes	36,415	(31,972)	(16,649)	12,767	21,870	(5,544)	(24,765)	(16,498)
Energy and Other Taxes	2,439	1,243	2,595	3,260	2,071	1,551	1,517	1,348
Total Expenses	414,462	323,451	350,957	542,580	395,580	253,195	267,006	347,526
Other Income and Expense (See Note 1)	3,823	2,328	2,835	(971)	7,498	1,209	2,331	5,797
Income (Loss) from Continuing Operations	111,306	(93,793)	(45,642)	46,032	37,747	(7,612)	(37,548)	4,009
Loss from Discontinued Operations - (Net of tax benefit)	(66)	(26)	(43)	(105)	(30)	(47)	(45)	36
Net Income (Loss)	$111,240	$(93,819)	$(45,685)	$45,927	$37,717	$(7,659)	$(37,593)	$4,045

Basic Earnings Per Common Share:
Continuing Operations	$1.40	$(1.12)	$(0.53)	$0.54	$0.47	$(0.10)	$(0.47)	$0.05
Discontinued Operations	—	—	—	—	—	—	—	—
Basic Earnings Per Common Share	$1.40	$(1.12)	$(0.53)	$0.54	$0.47	$(0.10)	$(0.47)	$0.05
Average Shares of Common Stock Outstanding - Basic	79,595	84,080	85,506	85,506	79,519	79,549	79,549	79,549

Diluted Earnings Per Common Share:
Continuing Operations	$1.40	$(1.12)	$(0.53)	$0.53	$0.47	$(0.10)	$(0.47)	$0.05
Discontinued Operations	—	—	—	—	—	—	—	—
Diluted Earnings Per Common Share	$1.40	$(1.12)	$(0.53)	$0.53	$0.47	$(0.10)	$(0.47)	$0.05
Average Shares of Common Stock Outstanding - Diluted	79,724	84,080	85,506	86,389	79,641	79,549	79,549	79,705

	2018 Quarter Ended				2017 Quarter Ended
SJG:	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$234,459	$76,801	$56,371	$180,369	$196,814	$83,251	$66,755	$170,434
Expenses:

Cost of Sales (excluding depreciation)	89,808	19,379	16,079	84,383	72,424	33,644	29,499	68,865
Operations, Depreciation and Maintenance Including Fixed Charges (See Note 1)	57,323	55,480	53,239	63,386	47,748	46,077	46,877	54,221
Income Taxes	21,836	482	(2,818)	6,913	29,911	1,431	(3,688)	18,046
Energy and Other Taxes	1,255	498	988	1,505	1,295	872	865	697
Total Expenses	170,222	75,839	67,488	156,187	151,378	82,024	73,553	141,829
Other Income and Expense (See Note 1)	2,510	607	2,141	(573)	1,042	1,039	1,027	979
Net Income (Loss)	$66,747	$1,569	$(8,976)	$23,609	$46,478	$2,266	$(5,771)	$29,584
The sum of the quarters for basic and diluted earnings per common share for 2018 does not equal the year's total due to the impact of the equity offering on the average shares of common stock outstanding (see Note 6). The sum of the quarters for basic and diluted earnings per common share for 2017 may not equal the year's total due to rounding.

NOTE:	Because of the seasonal nature of the business and the volatility from energy-related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officers and principal financial officers, evaluated the effectiveness of the design and operation of SJI''s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that the disclosure controls and procedures employed at SJI and SJG, respectively, are effective.

Management's Report on Internal Control over Financial Reporting

The management of each of SJI and SJG are responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rule 13a-15(f). The internal control system of each of SJI and SJG is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including each company's principal executive officer and principal financial officer, each of SJI and SJG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that each company's internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of SJI's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

On July 1, 2018, SJI completed the acquisition of ETG and ELK. See Note 20 - Business Combinations in the Notes to the Consolidated Financial Statements for additional information. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. SJI is in the process of integrating ETG and ELK into its internal control over financial reporting structure. As a result of these integration activities, certain controls will be evaluated and may be changed. The operations of ETG and ELK represented 36% of SJI's consolidated assets and 8% of SJI's consolidated revenues as of and for the year ended December 31, 2018. There have not been any changes in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

Item 9B. Other Information

On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer, GSRP Project Holdings I, LLC (“Buyer”). To facilitate the Transaction, Marina and Buyer entered into an Asset Purchase Agreement, dated as of June 27, 2018 (the “Purchase Agreement”), pursuant to which Marina agreed to sell its distributed solar energy projects located across New Jersey, Maryland, Massachusetts and Vermont (the “Projects”). See Note 1 to the consolidated financial statements.

On February 27, 2019, Marina and Buyer entered into an amendment to the purchase agreement (the “Amendment”). The Amendment extends the purchase and sale commitment period for the majority of the remaining solar projects that did not satisfy conditions precedent to closing prior to the original end date and adjusts the purchase prices for those projects to account for the extension of the commitment period..

A copy of the Amendment is filed as Exhibit (2)(b)(iii) to this Annual Report on Form 10-K and is incorporated by reference into this Item 9B. The foregoing summary of the Amendment is qualified in its entirety by reference to the text of such document filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
As described in Management's Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting the acquired Elizabethtown Gas Company and Elkton Gas Company businesses which were acquired on July 1, 2018 and whose financial statements constitute 36% of total assets, 8% of operating revenues of the consolidated financial statements amounts at and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Elizabethtown Gas Company and Elkton Gas Company businesses.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2019

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Director Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2019 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees," “Audit Committee,” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this Report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com, by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2019 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2019 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2019 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements together with the reports thereon of Deloitte & Touche LLP, dated February 27, 2019, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found on page 161 of this Report.

Schedule I - Supplemental Schedules as of December 31, 2018 and 2017 and for the three years ended December 31, 2018, 2017, and 2016 (page 177).

Reports of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (page 176).

Schedule II - Valuation and Qualifying Accounts (page 181).

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(1)(a)(i)	Common Stock Underwriting Agreement, dated as of April 18, 2018, for SJI.	Incorporated by reference from Exhibit 1.1 of Form 8-K of SJI as filed April 23, 2018.

(1)(a)(ii)	Equity Units Underwriting Agreement, dated as of April 18, 2018, for SJI.	Incorporated by reference from Exhibit 1.2 of Form 8-K of SJI as filed April 23, 2018.

(2)(a)(i)	Asset Purchase Agreement, dated as of October 15, 2017, by and between Pivotal Utility Holdings, Inc. and South Jersey Industries, Inc.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed October 16, 2017.

(2)(b)(i)	Asset Purchase Agreement, dated as of June 27, 2018, by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed July 3, 2018.

(2)(b)(ii)	Solar Renewable Energy Certificate Purchase and Sale Agreement, dated as of June 27, 2018, by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2.2 of Form 8-K of SJI as filed July 3, 2018.

(2)(b)(iii)	Fifth Amendment Asset Purchase Agreement dated as of February 27, 2019 by and between Marina and GSRP Project Holdings I, LLC (filed herewith).

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., dated November 10, 1969.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 21, 1983.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 19, 1984.	Incorporated by reference from Exhibit 3.3 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iv)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 23, 1987.	Incorporated by reference from Exhibit 3.4 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(v)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated October 7, 1996.	Incorporated by reference from Exhibit 3.6 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vi)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated May 5, 2005.	Incorporated by reference from Exhibit 3.7 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 28, 2009.	Incorporated by reference from Exhibit 3.8 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(viii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated June 2014.	Incorporated by reference from Exhibit 3.9 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ix)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated February 27, 2015.	Incorporated by reference from Exhibit 3.10 of Form 8-K of SJI as filed May 10, 2016.

South Jersey Industries, Inc.
Part IV

(3)(a)(x)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit 3(a) of Form 10-K of SJG as filed March 26, 1997.

(3)(b)(i)	Bylaws of South Jersey Industries, Inc. as amended and restated through April 21, 2017.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJI as filed April 24, 2017.

(3)(b)(ii)	Bylaws of South Jersey Gas Company as amended and restated through April 21, 2017.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJG as filed April 24, 2017.

(4)(a)(i)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit 4.9 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(ii)	Junior Subordinated Indenture, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(iii)	First Supplemental Indenture, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(iv)	Form of 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(v)	Purchase Contract and Pledge Agreement, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.4 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(vi)	Form of Remarketing Agreement, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.5 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(vii)	Form of Corporate Units, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.6 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(viii)	Form of Treasury Units, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.7 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(ix)	Forward Sale Agreement, dated, April 18, 2018, for SJI.	Incorporated by reference from Exhibit 4.8 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(x)	First Mortgage Indenture, dated as of July 2, 2018, for ETG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed December 26, 2018.

(4)(a)(xi)	First Supplemental Indenture, dated as of December 20, 2018, for ETG.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed December 26, 2018.

(4)(b)(i)	Supplemental Indenture Amending and Restating First Mortgage Indenture, dated as of January 23, 2017, for SJG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(ii)	First Supplemental Indenture, dated as of January 23, 2017, for SJG	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated January 30, 2017.

South Jersey Industries, Inc.
Part IV

(4)(c)(i)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(ii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(4)(c)(v)	Fifth Supplement, dated as of January 25, 2017, for SJG	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated January 30, 2017.

Exhibit Number	Description	Reference

(10)(e)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit (10)(f)(i) of Form 10-K for 2014.

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

South Jersey Industries, Inc.
Part IV

(10)(g)(iii)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(iv)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(v)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(vii)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(viii)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(ix)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(x)	Note Purchase Agreement, dated as of June 26, 2014, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 26, 2014.

(10)(g)(xi)	Term Loan Credit Agreement, dated as of October 28, 2015, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 2, 2015.

(10)(g)(xii)	First Amendment to Letter of Credit Reimbursement Agreements dated as of March 10, 2016.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 11, 2016.

(10)(g)(xiii)	364-Day Revolving Credit Agreement, dated as of September 7, 2016, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 9, 2016.

(10)(g)(xiv)	Note Purchase Agreement, dated as of January 25, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xv)	Term Loan Credit Agreement, dated as of January 26, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xvi)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(10)(g)(xvii)	Five-Year Revolving Credit Agreement, dated as of August 7, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated August 10, 2017.

(10)(g)(xviii)	Five-Year Revolving Credit Agreement, dated as of August 14, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated August 15, 2017.

(10)(g)(xix)	Note Purchase Agreement, dated as of August 16, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 19, 2018.

South Jersey Industries, Inc.
Part IV

(10)(g)(xx)	First Amendment to 364-Day Revolving Credit Agreement, dated as of September 6, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 6, 2017.

(10)(g)(xxi)	Note Purchase Agreement, dated as of April 25, 2018, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated April 27, 2018.

(10)(g)(xxii)	Floating Rate Note Purchase Agreement, dated as of June 20, 2018, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 26, 2018.

(10)(g)(xxiii)	Term Loan Credit Agreement, dated as of June 26, 2018, for ETG (Borrower) and SJI (Guarantor).	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated July 2, 2018.

(10)(g)(xxiv)	Revolving Credit Agreement, dated as of June 26, 2018, for ETG and ELK (Borrowers) and SJI (Guarantor).	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated July 2, 2018.

(10)(g)(xxv)	Second Amendment to the Note Purchase Agreement (dated as of June 28, 2012) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.1 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxvi)	Second Amendment to the Note Purchase Agreement (dated as of June 26, 2014) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.2 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxvii)	Second Amendment to the Note Purchase Agreement (dated as of August 16, 2017) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.3 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxviii)	First Amendment to the Note Purchase Agreement (dated as of April 25, 2018) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.4 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxix)	First Amendment to the Note Purchase Agreement (dated as of March 1, 2010) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.5 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxx)	First Amendment to the Note Purchase Agreement (dated as of December 30, 2010) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.6 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxi)	First Amendment to the Note Purchase Agreement (dated as of April 2, 2012) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.7 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxii)	Second Amendment to the Note Purchase Agreement (dated as of September 20, 2012) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.8 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxiii)	First Amendment to the Note Purchase Agreement (dated as of November 21, 2013) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.9 of Form 8-K of SJI dated July 10, 2018.

South Jersey Industries, Inc.
Part IV

(10)(g)(xxxiv)	First Amendment to the Note Purchase Agreement (dated as of January 25, 2017) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.10 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxv)	First Amendment to the Five-Year Revolving Credit Agreement (dated as of August 14, 2017) for SJG, dated as of June 14, 2018.	Incorporated by reference from Exhibit 99.11 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxvi)	First Amendment to the Term Loan Credit Agreement (dated as of January 26, 2017) for SJG, dated as of June 15, 2018.	Incorporated by reference from Exhibit 99.12 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxvii)	Third Amendment to the 364-Day Revolving Credit Agreement (dated as of September 6, 2016) for SJI, dated as of June 13, 2018.	Incorporated by reference from Exhibit 99.13 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxviii)	Second Amendment to the Five-Year Revolving Credit Agreement (dated as of August 7, 2017) for SJI, dated as of June 14, 2018.	Incorporated by reference from Exhibit 99.14 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxix)	Second Amendment to the Term Loan Credit Agreement (dated as of October 28, 2015) for SJI, dated as of June 26, 2018.	Incorporated by reference from Exhibit 99.15 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xl)	Term Loan Credit Agreement, dated as of October 26, 2018, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated October 31, 2018.

(10)(g)(xli)	Bond Purchase Agreement, dated as of December 20, 2018, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated December 26, 2018.

(10)(h)(i)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, Marina and DCO Energy, LLC.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 7, 2016.

(10)(h)(ii)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, DCO Energy, LLC and Marina.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated January 7, 2016.

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	SJI - Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

(31.1)	SJI - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	SJG - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

South Jersey Industries, Inc.
Part IV

(31.3)	SJI - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.4)	SJG - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	SJI - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	SJG - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.3)	SJI - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.4)	SJG - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Cielo Hernandez
Cielo Hernandez
Senior Vice President & Chief Financial Officer
Date:	February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter M. Higgins, III	Director, Chairman of the Board	February 27, 2019
(Walter M. Higgins, III)

/s/ Michael J. Renna	Director, President & Chief Executive Officer	February 27, 2019
(Michael J. Renna)	(Principal Executive Officer)

/s/ Cielo Hernandez	Senior Vice President & Chief Financial Officer	February 27, 2019
(Cielo Hernandez)	(Principal Financial & Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 27, 2019
(Sarah M. Barpoulis)

/s/ Thomas A. Bracken	Director	February 27, 2019
(Thomas A. Bracken)

/s/ Keith S. Campbell	Director	February 27, 2019
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 27, 2019
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 27, 2019
(Sheila Hartnett-Devlin)

/s/ Sunita Holzer	Director	February 27, 2019
(Sunita Holzer)

/s/ Joseph M. Rigby	Director	February 27, 2019
(Joseph M. Rigby)

/s/ Frank L. Sims	Director	February 27, 2019
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
BY:	/s/ Ann T. Anthony
Ann T. Anthony
Treasurer - SJG
Date:	February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Robbins, Jr.	President	February 27, 2019
(David Robbins, Jr.)	(Principal Executive Officer)

/s/ Ann T. Anthony	Treasurer	February 27, 2019
(Ann T. Anthony)	(Principal Financial and Accounting Officer)

/s/ Walter M. Higgins III	Director, Chairman of the Board	February 27, 2019
(Walter M. Higgins III)

/s/ Thomas A. Bracken	Director	February 27, 2019
(Thomas A. Bracken)

/s/ Victor A. Fortkiewicz	Director	February 27, 2019
(Victor A. Fortkiewicz)

/s/ Sunita Holzer	Director	February 27, 2019
(Sunita Holzer)

/s/ Joseph M. Rigby	Director	February 27, 2019
(Joseph M. Rigby)

South Jersey Industries, Inc.
Part IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
South Jersey Industries, Inc.
Folsom, New Jersey

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and the Company's internal control over financial reporting as of December 31, 2018, and have issued our reports thereon dated February 27, 2019; such consolidated financial statements and reports are included in your 2018 Annual Report to Shareholders and are included in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the Index at Item 15(a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2019

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2018	2017	2016

Management Service Fee Revenues	$42,934	$34,321	$25,463

Operating Expenses:
Operations	67,869	43,513	22,194
Depreciation	600	311	377
Energy and Other Taxes	1,517	1,324	1,033
Total Operating Expenses	69,986	45,148	23,604

Operating (Loss) Income	(27,052)	(10,827)	1,859

Other Income:
Equity in Earnings (Losses) of Subsidiaries (See Note 1)	65,327	(2,793)	119,061
Other	17,608	15,083	10,295

Total Other Income	82,935	12,290	129,356

Interest Charges	54,678	23,818	12,148
Income Taxes	(16,698)	(18,951)	6

Income (Loss) from Continuing Operations	17,903	(3,404)	119,061

Equity in Undistributed Earnings of Discontinued Operations	(240)	(86)	(251)

Net Income (Loss)	$17,663	$(3,490)	$118,810

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2018	2017	2016

Net Income (Loss)	$17,663	$(3,490)	$118,810
Other Comprehensive Income (Loss) - Net of Tax
Postretirement Liability Adjustment (A)	10,636	(10,920)	(3,197)
Unrealized Gain on Available-for-Sale Securities (B)	—	—	118
Unrealized Gain on Derivatives - Other (B)	34	1,536	197
Total Other Comprehensive Income (Loss) - Net of Tax	10,670	(9,384)	(2,882)

Comprehensive Income (Loss)	$28,333	$(12,874)	$115,928

(A) Determined using a combined average statutory tax rate of 25% in 2018; 27% for 2017; and 40% for 2016.
(B) Determined using a combined average statutory tax rate of 25% in 2018; 39% for 2017 and 40% for 2016.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2018	2017	2016

Retained Earnings - Beginning	$420,351	$510,597	$474,167
Net Income (Loss)	17,663	(3,490)	118,810
	438,014	507,107	592,977

Dividends Declared - Common Stock	(94,756)	(87,308)	(82,380)
Excess Tax Benefit on Restricted Stock	—	552	—

Retained Earnings - Ending	$343,258	$420,351	$510,597

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2018	2017	2016

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(6,447)	$17,339	$20,507

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Repayments from (Advances to) Associated Companies	366,342	(16,096)	32,300
Capital Expenditures	(24,155)	(801)	(345)
Cash Paid for Acquisition	(1,740,291)	—	—
Proceeds from Sale of PPE	51	—	—
Purchase of Company Owned Life Insurance	(1,298)	(9,180)	(2,398)
Investment in Affiliate	—	(40,000)	(65,000)

Net Cash Used in Investing Activities	(1,399,351)	(66,077)	(35,443)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	1,592,500	50,000	—
Principal Repayments of Long Term Debt	—	(16,000)	—
Payments for Issuance of Long Term Debt	(15,513)	(12,174)	(84)
Net Borrowings from (Repayments of) Short-Term Credit Facilities	(217,400)	102,600	(105,500)
Dividends on Common Stock	(94,756)	(87,308)	(82,380)
Net Settlement of Restricted Stock (See Note 1)	(776)	(751)	(387)
Proceeds from Sale of Common Stock	173,750	—	214,426
Payments for the Issuance of Common Stock	(7,149)	—	—

Net Cash Provided by Financing Activities	1,430,656	36,367	26,075

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	24,858	(12,371)	11,139

Cash, Cash Equivalents and Restricted Cash at Beginning of Year	476	12,847	1,708

Cash, Cash Equivalents and Restricted Cash at End of Year	$25,334	$476	$12,847

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2018	2017
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$4,188	$3,318
Accumulated Depreciation	(2,488)	(2,194)

Property, Plant and Equipment - Net	1,700	1,124

Investments:
Investments in Subsidiaries	2,458,680	1,209,308
Available-for-Sale Securities	41	36

Total Investments	2,458,721	1,209,344

Current Assets:
Cash and Cash Equivalents	25,334	476
Receivable from Associated Companies	270,478	636,327
Accounts Receivable	38	52
Other	19,100	5,017

Total Current Assets	314,950	641,872

Other Noncurrent Assets	53,838	50,735

Total Assets	$2,829,209	$1,903,075

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 120,000,000 shares
Outstanding Shares - 85,506,218 (2018) and 79,549,080 (2017)	$106,883	$99,436
Premium on Common Stock	843,268	709,658
Treasury Stock (at par)	(292)	(271)
Accumulated Other Comprehensive Loss	(26,095)	(36,765)
Retained Earnings	343,258	420,351

Total Equity	1,267,022	1,192,409

Long-Term Debt	708,360	364,946

Current Liabilities:
Notes Payable - Banks	77,000	294,400
Current Portion of Long-Term Debt	715,000	—
Payable to Associated Companies	899	404
Accounts Payable	6,378	17,316
Other Current Liabilities	27,895	7,763

Total Current Liabilities	827,172	319,883

Other Noncurrent Liabilities	26,655	25,837

Total Capitalization and Liabilities	$2,829,209	$1,903,075

South Jersey Industries, Inc.
Part IV

 Notes to Condensed Financial Statements

1.	BASIS OF PRESENTATION:

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

Certain reclassifications have been made to SJI's prior period condensed statements of income to conform to the current period presentation. The non-service cost components of net periodic pension and postretirement benefit costs are now included as a reduction to Other Income and Expense, as opposed to being recorded as an Operations Expense, to conform with ASU 2017-07, which is described under "New Accounting Pronouncements" in Note 1 to the consolidated financial statements. This caused a reduction to both Operations Expense and Other Income on the condensed statement of income for the years ended December 31, 2017 and 2016.

Dividends received from subsidiaries were $20.0 million for 2017. Dividends were not received from subsidiaries in 2018 or 2016.

The following table provides a reconciliation between SJI's equity in earnings from its subsidiaries to total income from continuing operations (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Equity in Earnings (Losses) of Subsidiaries	$65,327	$(2,793)	$119,061
General & Administrative Costs, net of tax (A)	(29,727)	(12,031)	—
Interest Charges, net of tax (B)	(17,697)	—	—
Impact of Tax Adjustments (C)	—	11,420	—
Income (Loss) From Continuing Operations	$17,903	$(3,404)	$119,061

(A)    Represents costs incurred on the agreement to acquire the assets of ETG and ELK, along with the implementation of the ERIP, and other general & administrative costs.

(B)    Represents interest charges incurred, net of tax, primarily on debt that was issued in 2018 as part of the funding for the Acquisition.

(C)    Represents one-time tax adjustments, most notably for Tax Reform.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C			Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition Adjustments (a)	Charged to Other Accounts - Describe (b)	Deductions - Describe (c)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2018	$13,988	$7,977	6,579	$(466)	$9,236	$18,842

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2017	$12,744	$6,949	—	$(394)	$5,311	$13,988

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2016	$10,252	$6,907	—	$(47)	$4,368	$12,744

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (b)	Deductions - Describe (c)	Balance at End of Period
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2018	$13,799	$7,997	$(466)	$7,687	$13,643
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2017	$12,570	$6,949	$(394)	$5,326	$13,799
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2016	$9,778	$6,993	$(47)	$4,154	$12,570

(a) Additions related to the Acquisition. See Note 20.
(b) Recoveries of accounts previously written off and minor adjustments.
(c) Uncollectible accounts written off.