Form 10-Q
period 2019-03-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2019-05-08
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ______________________

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.	Securities registered pursuant to Section 12(b) of the Act (Title of each class):	Trading Symbol	Name of exchange on which registered
1-6364	South Jersey Industries, Inc. 1 South Jersey Plaza Folsom, NJ 08037 (609) 561-9000	New Jersey	22-1901645	Common Stock - $1.25 par value per share	SJI	New York Stock Exchange
000-22211	South Jersey Gas Company 1 South Jersey Plaza Folsom, NJ 08037 (609) 561-9000	New Jersey	21-0398330	None	N/A	N/A
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that such registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that such registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

South Jersey Industries, Inc.:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
South Jersey Gas Company:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of May 1, 2019 was 92,388,676 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of May 1, 2019 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc, which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is a wholly-owned subsidiary of SJI Utilities, Inc. and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	One billion cubic feet
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CEGR	Compounded Earnings Annual Growth Rate
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program
CODM	Chief Operating Decision Maker
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
LFGTE	Landfill Gas-to-Energy
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
Marina	Marina Energy, LLC

Mcf	One thousand cubic feet
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmwh	One million megawatt hours
Morie	The Morie Company, Inc.
MTN	Medium Term Notes
MW	Megawatts
MWh	Megawatt-hours
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
ROE	Return on Equity
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's three utility businesses: SJG, ETG, and ELK
UWUA	United Workers Union of America
VIE	Variable Interest Entity
WNC	Weather Normalization Clause

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

Part 1 - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income, statements of comprehensive income, statements of equity and statements of cash flows) for SJI and SJG. The Notes to Unaudited Condensed Consolidated Financial Statements are presented on a combined basis for both SJI and SJG. Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included under Item 2 is divided into two major sections: SJI and SJG.

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
Utility	$414,346	$231,768
Nonutility	222,952	290,177
Total Operating Revenues	637,298	521,945
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	188,449	87,117
- Nonutility	213,938	195,951
Operations	62,826	47,044
Maintenance	9,630	6,862
Depreciation	23,685	24,662
Energy and Other Taxes	4,217	2,439
Total Operating Expenses	502,745	364,075
Operating Income	134,553	157,870

Other Income and Expense	2,575	2,761
Interest Charges	(28,653)	(13,972)
Income Before Income Taxes	108,475	146,659
Income Taxes	(24,949)	(36,415)
Equity in Earnings of Affiliated Companies	2,173	1,062
Income from Continuing Operations	85,699	111,306
Loss from Discontinued Operations - (Net of tax benefit)	(62)	(66)
Net Income	$85,637	$111,240

Basic Earnings Per Common Share:
Continuing Operations	$0.94	$1.40
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.94	$1.40

Average Shares of Common Stock Outstanding - Basic	91,332	79,595

Diluted Earnings Per Common Share:
Continuing Operations	$0.94	$1.40
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.94	$1.40

Average Shares of Common Stock Outstanding - Diluted	91,432	79,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$85,637	$111,240

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	8	9

Other Comprehensive Income - Net of Tax*	8	9

Comprehensive Income	$85,645	$111,249

* Determined using a combined average statutory tax rate of approximately 27% and 25% in 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Net Cash Provided by Operating Activities	$212,252	$95,201

Cash Flows from Investing Activities:
Capital Expenditures	(121,887)	(58,816)
Proceeds from Sale of Property, Plant & Equipment	16,130	—
Investment in Long-Term Receivables	(3,408)	(1,916)
Proceeds from Long-Term Receivables	2,466	2,390
Purchase of Company-Owned Life Insurance	—	(279)
Investment in Affiliate	(1,458)	(3,975)
Advances to Affiliate	(620)	—
Net Repayment of Notes Receivable - Affiliate	—	1,065

Net Cash Used in Investing Activities	(108,777)	(61,531)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	84,621	(98,300)
Proceeds from Issuance of Long-Term Debt	10,000	50,000
Principal Repayments of Long-Term Debt	(400,000)	—
Payments for Issuance of Long-Term Debt	(798)	(1,264)
Net Settlement of Restricted Stock	—	(776)
Proceeds from Sale of Common Stock	189,032	—

Net Cash Used in Financing Activities	(117,145)	(50,340)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(13,670)	(16,670)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	31,679	39,695

Cash, Cash Equivalents and Restricted Cash at End of Period	$18,009	$23,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2019	December 31, 2018
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$4,427,438	$4,341,113
Accumulated Depreciation	(799,637)	(787,243)
Nonutility Property and Equipment, at cost	152,270	152,232
Accumulated Depreciation	(53,992)	(52,629)

Property, Plant and Equipment - Net	3,726,079	3,653,473

Investments:
Available-for-Sale Securities	41	41
Restricted	7,649	1,649
Investment in Affiliates	79,243	76,122

Total Investments	86,933	77,812

Current Assets:
Cash and Cash Equivalents	10,360	30,030
Accounts Receivable	317,917	337,502
Unbilled Revenues	68,155	79,538
Provision for Uncollectibles	(20,753)	(18,842)
Notes Receivable - Affiliate	2,566	1,945
Natural Gas in Storage, average cost	26,613	60,425
Materials and Supplies, average cost	1,744	1,743
Prepaid Taxes	13,586	30,694
Derivatives - Energy Related Assets	29,180	54,021
Assets Held For Sale	37,532	59,588
Other Prepayments and Current Assets	33,807	26,548

Total Current Assets	520,707	663,192

Regulatory and Other Noncurrent Assets:
Regulatory Assets	624,187	662,969
Derivatives - Energy Related Assets	13,677	7,169
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	28,744	27,961
Goodwill	734,607	734,607
Other	115,153	116,119

Total Regulatory and Other Noncurrent Assets	1,529,643	1,562,100

Total Assets	$5,863,362	$5,956,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2019	December 31, 2018
Capitalization and Liabilities
Equity:
Common Stock	$115,486	$106,883
Premium on Common Stock	1,023,097	843,268
Treasury Stock (at par)	(275)	(292)
Accumulated Other Comprehensive Loss	(26,087)	(26,095)
Retained Earnings	402,333	343,258

Total Equity	1,514,554	1,267,022

Long-Term Debt	2,117,903	2,106,863

Total Capitalization	3,632,457	3,373,885

Current Liabilities:
Notes Payable	355,121	270,500
Current Portion of Long-Term Debt	333,909	733,909
Accounts Payable	332,876	410,463
Customer Deposits and Credit Balances	26,434	32,058
Environmental Remediation Costs	50,258	47,592
Taxes Accrued	10,715	5,881
Derivatives - Energy Related Liabilities	21,392	24,134
Deferred Contract Revenues	1,772	1,772
Derivatives - Other Current	780	588
Dividends Payable	26,562	—
Interest Accrued	13,962	14,208
Pension Benefits	3,631	3,631
Other Current Liabilities	27,643	36,102

Total Current Liabilities	1,205,055	1,580,838

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	111,614	85,836
Pension and Other Postretirement Benefits	110,049	110,112
Environmental Remediation Costs	204,645	206,058
Asset Retirement Obligations	81,032	80,163
Derivatives - Energy Related Liabilities	5,713	7,256
Derivatives - Other Noncurrent	8,898	7,285
Regulatory Liabilities	478,592	478,499
Other	25,307	26,645

Total Deferred Credits and Other Noncurrent Liabilities	1,025,850	1,001,854

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$5,863,362	$5,956,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Three Months Ended March 31, 2019

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2019	$106,883	$843,268	$(292)	$(26,095)	$343,258	$1,267,022
Net Income	—	—	—	—	85,637	85,637
Other Comprehensive Loss, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	8,603	179,829	17	—	—	188,449
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at March 31, 2019	$115,486	$1,023,097	$(275)	$(26,087)	$402,333	$1,514,554

	South Jersey Industries, Inc. and Subsidiaries
	Three Months Ended March 31, 2018

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2018	$99,436	$709,658	$(271)	$(36,765)	$420,351	$1,192,409
Net Income	—	—	—	—	111,240	111,240
Other Comprehensive Loss, Net of Tax	—	—	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	80	98	(3)	—	—	175
Cash Dividends Declared - Common Stock ($0.28 per share)	—	—	—	—	(22,336)	(22,336)
Balance at March 31, 2018	$99,516	$709,756	$(274)	$(36,756)	$509,255	$1,281,497

The accompanying notes are an integral part of the condensed consolidated financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (Unaudited)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2019	$(25,626)	$(362)	$(10)	$(97)	$(26,095)
Changes During Period	—	8	—	—	8
Balance at March 31, 2019	$(25,626)	$(354)	$(10)	$(97)	$(26,087)

Balance at January 1, 2018	$(36,262)	$(396)	$(10)	$(97)	(36,765)
Changes During Period	—	9	—	—	9
Balance at March 31, 2018	$(36,262)	$(387)	$(10)	$(97)	$(36,756)

(A) Determined using a combined average statutory tax rate of 27% for 2019 and 25% for 2018.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2019	2018
Operating Revenues	$272,198	$234,459

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	118,880	89,808
Operations	29,097	29,370
Maintenance	8,143	6,862
Depreciation	15,744	14,363
Energy and Other Taxes	1,989	1,255

Total Operating Expenses	173,853	141,658

Operating Income	98,345	92,801

Other Income and Expense	1,931	2,510

Interest Charges	(7,848)	(6,728)

Income Before Income Taxes	92,428	88,583

Income Taxes	(23,697)	(21,836)

Net Income	$68,731	$66,747

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2019	2018
Net Income	$68,731	$66,747

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	8	9

Other Comprehensive Income - Net of Tax *	8	9

Comprehensive Income	$68,739	$66,756

* Determined using a combined average statutory tax rate of approximately 27% and 25% in 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2019	2018
Net Cash Provided by Operating Activities	$87,752	$44,492

Cash Flows from Investing Activities:
Capital Expenditures	(57,850)	(54,960)
Investment in Long-Term Receivables	(3,408)	(1,916)
Proceeds from Long-Term Receivables	2,466	2,390

Net Cash Used in Investing Activities	(58,792)	(54,486)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	(38,998)	11,100
Proceeds from Issuance of Long-Term Debt	10,000	(5)

Net Cash (Used in) Provided by Financing Activities	(28,998)	11,095

Net Increase in Cash, Cash Equivalents and Restricted Cash	(38)	1,101
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,262	4,619

Cash, Cash Equivalents and Restricted Cash at End of Period	$3,224	$5,720

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2019	December 31, 2018
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,958,656	$2,907,202
Accumulated Depreciation	(535,551)	(523,743)

Property, Plant and Equipment - Net	2,423,105	2,383,459

Investments:
Restricted Investments	1,468	1,278

Total Investments	1,468	1,278

Current Assets:
Cash and Cash Equivalents	1,756	1,984
Accounts Receivable	146,185	101,572
Accounts Receivable - Related Parties	16,338	2,442
Unbilled Revenues	38,292	43,271
Provision for Uncollectibles	(13,968)	(13,643)
Natural Gas in Storage, average cost	3,504	16,336
Materials and Supplies, average cost	619	619
Prepaid Taxes	11,113	28,772
Derivatives - Energy Related Assets	2,076	5,464
Other Prepayments and Current Assets	18,888	11,280

Total Current Assets	224,803	198,097

Regulatory and Other Noncurrent Assets:
Regulatory Assets	454,542	492,365
Long-Term Receivables	26,428	25,531
Derivatives - Energy Related Assets	—	15
Other	20,047	17,491

Total Regulatory and Other Noncurrent Assets	501,017	535,402

Total Assets	$3,150,393	$3,118,236

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2019	December 31, 2018
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(22,349)	(22,357)
Retained Earnings	737,518	668,787

Total Equity	1,076,761	1,008,022

Long-Term Debt	884,655	874,507

Total Capitalization	1,961,416	1,882,529

Current Liabilities:
Notes Payable	68,502	107,500
Current Portion of Long-Term Debt	18,909	18,909
Accounts Payable - Commodity	41,155	48,490
Accounts Payable - Other	44,701	52,966
Accounts Payable - Related Parties	6,058	12,563
Derivatives - Energy Related Liabilities	693	2,146
Derivatives - Other Current	391	343
Customer Deposits and Credit Balances	18,018	23,862
Environmental Remediation Costs	36,338	33,022
Taxes Accrued	7,012	1,891
Pension Benefits	3,597	3,597
Interest Accrued	4,842	7,134
Other Current Liabilities	7,759	9,444

Total Current Liabilities	257,975	321,867

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	278,827	286,539
Deferred Income Taxes - Net	349,676	325,886
Environmental Remediation Costs	113,703	115,049
Asset Retirement Obligations	80,756	79,890
Pension and Other Postretirement Benefits	96,497	96,053
Derivatives - Energy Related Liabilities	96	43
Derivatives - Other Noncurrent	6,191	5,524
Other	5,256	4,856

Total Regulatory and Other Noncurrent Liabilities	931,002	913,840

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,150,393	$3,118,236

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Three Months Ended March 31, 2019
	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	$5,848	$355,744	$(22,357)	$668,787	$1,008,022
Net Income	—	—	—	68,731	68,731
Other Comprehensive Loss, Net of Tax	—	—	8	—	8
Balance at March 31, 2019	$5,848	$355,744	$(22,349)	$737,518	$1,076,761

	Three Months Ended March 31, 2018
	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2018	$5,848	$355,744	$(25,997)	$585,838	$921,433
Net Income	—	—	—	66,747	66,747
Other Comprehensive Loss, Net of Tax	—	—	9	—	9
Balance at March 31, 2018	$5,848	$355,744	$(25,988)	$652,585	$988,189

The accompanying notes are an integral part of the condensed financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (Unaudited)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives (A)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(21,901)	$(456)	$(22,357)
Changes During Period	—	8	8
Balance at March 31, 2019	$(21,901)	$(448)	$(22,349)

Balance at January 1, 2018	$(25,507)	$(490)	$(25,997)
Changes During Period	—	9	9
Balance at March 31, 2018	$(25,507)	$(481)	$(25,988)

(A) Determined using a combined average statutory tax rate of 27% for 2019 and 25% for 2018.

The accompanying notes are an integral part of the condensed financial statements.

 Notes to Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - SJI provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪	SJIU is a holding company that owns SJG, and, as of July 1, 2018, ETG and ELK (see "Acquisition" below).

*	SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.

*	ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.

*	ELK is a regulated natural gas utility which distributes natural gas in northern Maryland.

▪	SJE acquires and markets electricity to retail end users. In November 2018, the Company sold SJE's retail gas businesses.

▪	SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪	SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪	Marina develops and operates on-site energy-related projects. The significant wholly-owned subsidiaries of Marina include:

• ACB, which owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

• ACLE, BCLE, SCLE and SXLE, which own and operate LFGTE production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey.

▪	SJESP receives commissions on service contracts from a third party.

▪	Midstream invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey.

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Beginning as of the date of their acquisition, July 1, 2018, SJI is also reporting on a consolidated basis the combined operations of ETG and ELK.

As permitted by the rules and regulations of the SEC, the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2018. In management’s opinion, the condensed consolidated financial statements of SJI and SJG reflect all normal recurring adjustments needed to fairly present their respective financial positions, operating results and cash flows at the dates and for the periods presented. SJI’s and SJG's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results.

ACQUISITION - On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"), for total consideration of $1.74 billion (see Note 17).

AGREEMENT TO SELL SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina has agreed to sell its distributed solar energy projects across New Jersey, Maryland, Massachusetts and Vermont (the “Projects”), along with the assets comprising the Projects. The sale of individual Projects is occurring on a rolling basis as the conditions precedent to each closing are satisfied. Also in connection with the Transaction, Marina is leasing certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes back from the buyer from the date each such project is acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project.
During the first quarter 2019, four projects were sold for total consideration of $16.1 million, with a gain recognized on these projects of less than $0.1 million. The Company currently has four other projects that are a part of the Transaction and have not yet closed, but are expected to close in 2019. The Company also has two projects that are not part of the Transaction but are also expected to be sold in 2019. The value of all unsold solar assets is $37.5 million and is recorded as Assets Held For Sale on the condensed consolidated balance sheets as of March 31, 2019, where they will remain until they are transferred to a buyer.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with FASB ASC Topic 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Operating Income on the condensed consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

No impairments were identified at either SJI or SJG for the three months ended March 31, 2019 or 2018, respectively.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these properties during the three months ended March 31, 2019 or 2018. As of both March 31, 2019 and December 31, 2018, $8.6 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of March 31, 2019 and December 31, 2018, SJI held 220,339 and 233,482 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

AFUDC - SJI and SJG record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently, AFUDC increases the regulated revenue requirement and is included in rate base and recovered over the service life of the asset through a higher rate base and higher depreciation.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes.” A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

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

GOODWILL - See Note 18.

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

As of March 31, 2019 and December 31, 2018, the balance of the intangible asset is $15.4 million and $16.6 million, respectively, and is recorded to Other Current and Noncurrent Assets on the condensed consolidated balance sheets of SJI, with the reduction being due to amortization. As of March 31, 2019 and December 31, 2018, the balance in the liability is $17.3 million and $17.0 million and is recorded to Regulatory Liabilities on the condensed consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

CURRENT PORTION OF LONG-TERM DEBT - As of March 31, 2019 and December 31, 2018, SJI had $333.9 million and $733.9 million, respectively, of long-term debt that is due within one year, with the difference being $400.0 million in long-term debt that was paid down during the three months ended March 31, 2019 (see Note 14). Additional debt was paid down in April 2019 (see Note 20). SJI expects to further reduce its debt in 2019 using cash provided from the sale of the remaining solar assets, along with the sale of other assets considered non-core to its business. The remaining long-term debt that is due within one year is expected to be paid by utilizing funds provided from refinancing activity and from the revolving credit facility.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement had, or is expected to have, a material impact on the condensed consolidated financial statements of SJI, or the condensed financial statements of SJG.

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and corresponding lease liability, including leases accounted for as operating leases. Topic 842 also resulted in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. In connection with this new standard, the FASB has issued the following amendments to ASU 2016-02:

•
In January 2018, the FASB issued an amendment (ASU 2018-01) to clarify the application of the new lease guidance to land easements and provided relief concerning adoption efforts for existing land easements that are not accounted for as leases under current GAAP.

•
In July 2018, the FASB issued ASUs 2018-10 and 2018-11, which included a number of technical corrections and improvements to this standard, including an additional option for transition. The guidance initially required a modified retrospective transition method of adoption, under which lessees and lessors were to recognize and measure leases at the beginning of the earliest period presented. The additional, optional transition method allows an entity to initially apply the requirements of the lease standard at the adoption date, and avoid restating the comparative periods.

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

•
In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements. The amendments in this ASU reinstate a Topic 840 explicit exception for lessors that are not manufacturers or dealers for determining fair value of the leased property in Topic 842. This exception specifies that such lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820. Lastly, the amendments in this ASU added an explicit exception to the Topic 250, Accounting Changes and Error Corrections, paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements.

The new guidance in ASU 2016-02, as well as all amendments discussed above, was effective for the Company beginning on January 1, 2019. The impact of adopting Topic 842 did not result in an adjustment to retained earnings as of January 1, 2019.

As of January 1, 2019, the Company designed the necessary changes to its existing processes and configured all system requirements to adopt the new standard and applied its provisions to all contracts using the optional transition method discussed above, and by applying certain transition practical expedients. The Company elected the “package of practical expedients,” which permits the Company to not reassess under Topic 842 the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The Company also elected the expedient not to evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases. The Company has elected not to use hindsight when determining the lease term at the effective date. The Company elected the short-term lease recognition exemption for all leases that qualify. For the leases that qualify, including leases effective at adoption, the Company will not recognize right-of-use assets or lease liabilities. The Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company’s non-lease components are primarily related to property maintenance on real estate leases, which varies based on future outcomes, and thus is recognized in rent expense when incurred. Additionally, the Company elected to apply a portfolio approach when establishing the discount rate for certain of its leases.

The Company has leases for the following classes of underlying assets: equipment, real estate (land and building), and fleet vehicles. After adopting Topic 842, SJI and SJG had operating right-of-use assets of approximately $3.1 million and $0.5 million, respectively, as of January 1, 2019, with operating lease liabilities of the same amounts. The Company did not have any finance leases.
The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable. Otherwise, the Company uses its incremental borrowing rate, which is determined by using a portfolio approach based on the rate of interest in its existing collateralized term loan facility adjusted for lease term.
Rent expense for operating leases is recognized on a straight-line basis over the reasonably certain lease term based on the total lease payments and is included in Operations Expense in the condensed consolidated statements of income.
For all leases, rent payments that are based on a fixed index or rate are included in the measurement of right-of-use assets and lease liabilities using the index or rate at the lease commencement date. Rent payments that vary based on changes in future indexes or rates are expensed in the period incurred.

For more information on the Company's leases, see Note 19.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU is intended to improve the financial reporting of hedging relationships so that it represents a more faithful portrayal of an entity’s risk management activities (i.e. to help financial statement users understand an entity’s risk exposures and the manner in which hedging strategies are used to manage them), as well as to further simplify the application of the hedge accounting guidance in GAAP. SJI and SJG adopted this guidance on January 1, 2019, consistent with the effective date. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Reform. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Reform and will improve the usefulness of information reported to financial statement users. SJI and SJG adopted this guidance on January 1, 2019, consistent with the effective date. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG. An election was not made to reclassify the income tax effects of Tax Reform from AOCL to retained earnings. SJI and SJG release income tax effects from AOCL on an individual unit of account basis.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, equity-classified share-based payment awards issued to nonemployees are now measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date. For performance conditions, compensation cost associated with the award are now recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. The previous requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting was eliminated, except for awards in the form of convertible instruments. SJI and SJG adopted this guidance on January 1, 2019, consistent with the effective date. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. SJI and SJG adopted this guidance on January 1, 2019, consistent with the effective date. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU provide codification improvements and further clarification on several topics, including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (discussed above), as well as ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). Since SJI and SJG have adopted the amendments in ASU 2017-12 as of April 25, 2019 (the issuance date of ASU 2019-04), the effective date for the amendments to Topic 815 contained in ASU 2019-04 is as of the beginning of the first annual reporting period beginning after April 25, 2019. Early adoption is permitted, including adoption on any date on or after April 25, 2019. The amendments related to ASU 2016-01 are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption in any interim period is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

Under SJI's 2015 Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the three months ended March 31, 2019 and 2018. No stock appreciation rights have been issued under the plans. No restricted shares were granted during the three months ended March 31, 2019 to Officers and other key employees; SJI granted 185,214 restricted shares during the three months ended March 31, 2018 to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a ROE of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. Beginning in 2018, the vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. No time-based restricted stock was granted during the three months ended March 31, 2019. Officers and other key employees were granted 56,634 shares of time-based restricted stock during the three months ended March 31, 2018, which are included in the shares noted above.

SJI granted 96,240 performance-based and 81,631 time-based restricted shares to Officers and other key employees under the Plan in April 2019.

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

During the three months ended March 31, 2019 and 2018, SJI granted 30,028 and 26,416 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at March 31, 2019 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2017 - TSR	42,214	$32.17	20.8%	1.47%
	2017 - CEGR, Time	56,741	$33.69	N/A	N/A
	2018 - TSR	56,411	$31.05	21.9%	2.00%
	2018 - CEGR, Time	94,729	$31.23	N/A	N/A

Directors -	2019	30,028	$26.89	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Officers & Key Employees	$750	$1,100
Directors	202	206
Total Cost	952	1,306

Capitalized	(81)	(101)
Net Expense	$871	$1,205

As of March 31, 2019, there was $5.3 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information regarding restricted stock award activity for SJI during the three months ended March 31, 2019, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2019	411,809	26,416	$29.57
Granted	—	30,028	$26.89
Cancelled/Forfeited	(14,181)	—	$31.73
Vested	(147,533)	(26,416)	$26.04
Nonvested Shares Outstanding, March 31, 2019	250,095	30,028	$31.37

During the three months ended March 31, 2019 and 2018, SJI awarded 122,265 shares to its Officers and other key employees at a market value of $3.6 million, and 63,030 shares at a market value of $1.9 million, respectively. During the three months ended March 31, 2019 and 2018, SJI also awarded 26,416 and 30,394 shares to its Directors at a market value of $0.8 million and $1.0 million, respectively.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the three months ended March 31, 2019, no shares of restricted stock were granted; during the three months ended March 31, 2018, SJG officers and other key employees were granted 26,652 shares of SJI restricted stock. The cost of outstanding stock awards for SJG during the three months ended March 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively. Approximately 60% of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

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

SJRG had net sales to EnergyMark of $13.9 million and $14.6 million for the three months ended March 31, 2019 and 2018, respectively.

EnerConnex - SJI has a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity.

During the first three months of 2019 and 2018, SJI made net investments in unconsolidated affiliates of $2.1 million and $2.9 million, respectively.  As of March 31, 2019 and December 31, 2018, the outstanding balance of Notes Receivable – Affiliate was $15.8 million and $15.2 million, respectively. As of both March 31, 2019 and December 31, 2018, $13.6 million of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. As of March 31, 2019 and December 31, 2018, the remaining $2.2 million and $1.6 million, respectively, of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2019, SJI had a net asset of approximately $79.2 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2019, is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $95.0 million.

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

Summarized operating results of the discontinued operations for the three months ended March 31, 2019 and 2018, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Loss before Income Taxes:
Sand Mining	$(21)	$(40)
Fuel Oil	(57)	(42)
Income Tax Benefits	16	16
Loss from Discontinued Operations — Net	$(62)	$(66)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—

SJG RELATED-PARTY TRANSACTIONS - There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2018. See Note 3 to the Financial Statements in Item 8 of SJI's and SJG’s Form 10-K for the year ended December 31, 2018 for a detailed description of the related parties and their associated transactions.

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating Revenues/Affiliates:
SJRG	$1,284	$2,588
Marina	116	103
Other	20	23
Total Operating Revenue/Affiliates	$1,420	$2,714

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$3,427	$25,338

Operations Expense/Affiliates:
SJI	$4,726	$7,043
Millennium	763	697
Other	535	(115)
Total Operations Expense/Affiliates	$6,024	$7,625

*These costs are included in either SJG's Cost of Sales on the condensed statements of income, or Regulatory Assets on the condensed balance sheets. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

4.	COMMON STOCK:

The following shares were issued and outstanding for SJI:

2019
Beginning Balance, January 1	85,506,218
New Issuances During the Period:
Settlement of Equity Forward Sale Agreement	6,779,661
Stock-Based Compensation Plan	102,797
Ending Balance, March 31	92,388,676

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $179.8 million was recorded in Premium on Common Stock. The increase is discussed under "Forward Shares" below.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of March 31, 2019. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

FORWARD SHARES - In the second quarter of 2018, SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing. On January 15, 2019, SJI settled its equity forward sale agreement by physically delivering the remaining 6,779,661 shares of common stock and receiving net cash proceeds of approximately $189.0 million. The forward price used to determine cash proceeds received by SJI at settlement was calculated based on the initial forward sale price, as adjusted for underwriting fees, interest rate adjustments as specified in the equity forward agreement and any dividends paid on our common stock during the forward period.

CONVERTIBLE UNITS - In 2018, SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. The net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 100,012 and 129,369 for the three months ended March 31, 2019 and 2018, respectively. These additional shares relate to SJI's restricted stock as discussed in Note 2, along with, for the three months ended March 31, 2019, the impact of the Equity Units discussed above, accounted for under the treasury stock method.

DIVIDENDS PER SHARE — SJI's dividends per share were $0.29 and $0.28 for the three months ended March 31, 2019 and 2018, respectively. Cash dividends were not declared or paid by SJG to SJI during the three months ended March 31, 2019 or 2018.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2018 or 2019. SJI does not intend to issue equity capital via the DRP in 2019.

5.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with certain counterparties to support their risk management activities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of March 31, 2019 and December 31, 2018, SJI's balances (including SJG) in these accounts totaled $7.6 million and $1.6 million, respectively, held by the counterparties, which is recorded in Restricted Investments on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, SJG's balance held by the counterparties totaled $1.5 million and $1.3 million and was recorded in Restricted Investments on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at March 31, 2019 and December 31, 2018, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31, 2019
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$10,360	$1,756
Restricted Investments	7,649	1,468
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,009	$3,224

	As of December 31, 2018
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$30,030	$1,984
Restricted Investments	1,649	1,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,679	$3,262

NOTES RECEIVABLE-AFFILIATES - As of March 31, 2019, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $5.1 million and $5.3 million as of March 31, 2019 and December 31, 2018, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.7 million as of both March 31, 2019 and December 31, 2018. The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at March 31, 2019 and December 31, 2018, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of March 31, 2019, SJI had approximately $14.5 million, or 33.9%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at March 31, 2019 and December 31, 2018, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of March 31, 2019 and December 31, 2018, were $2.54 billion and $2.91 billion, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of March 31, 2019 and December 31, 2018, were $2.45 billion and $2.84 billion, respectively. SJI's carrying amounts as of March 31, 2019 and December 31, 2018 are net of unamortized debt issuance costs of $25.9 million and $27.0 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2019 and December 31, 2018, were $907.5 million and $895.1 million, respectively. The carrying amounts of SJG's long-term debt, including current maturities, as of March 31, 2019 and December 31, 2018, were $903.6 million and $893.4 million, respectively. The carrying amounts as of March 31, 2019 and December 31, 2018 are net of unamortized debt issuance costs of $6.7 million and $6.8 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at March 31, 2019 and December 31, 2018.

6.	SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the CODM. These segments are as follows:

•	SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.

•	ETG utility operations consist of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.

•	ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	Retail gas and other operations at SJE included natural gas acquisition and transportation service business lines. This business was sold on November 30, 2018.

•	Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•	On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE and SXLE.

•	Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.

•	Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•	Corporate & Services segment includes costs related to the Acquisition, along with other unallocated costs.

•	Intersegment represents intercompany transactions among the above SJI consolidated entities.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$272,198	$234,459
ETG Utility Operations	140,174	—
ELK Utility Operations	3,374	—
Subtotal SJI Utilities	415,746	234,459
Energy Group:
Wholesale Energy Operations	190,007	190,343
Retail Gas and Other Operations	—	40,201
Retail Electric Operations	22,691	44,035
Subtotal Energy Group	212,698	274,579
Energy Services:
On-Site Energy Production	11,330	21,157
Appliance Service Operations	531	520
Subtotal Energy Services	11,861	21,677
Corporate and Services	9,371	13,000
Subtotal	649,676	543,715
Intersegment Sales	(12,378)	(21,770)
Total Operating Revenues	$637,298	$521,945

	Three Months Ended March 31,
	2019	2018
Operating Income:
SJI Utilities:
SJG Utility Operations	$98,345	$92,801
ETG Utility Operations	44,149	—
ELK Utility Operations	630	—
Subtotal SJI Utilities	143,124	92,801
Energy Group:
Wholesale Energy Operations	(2,506)	75,657
Retail Gas and Other Operations	—	(5,758)
Retail Electric Operations	(1,656)	(208)
Subtotal Energy Group	(4,162)	69,691
Energy Services:
On-Site Energy Production	118	(554)
Appliance Service Operations	595	503
Subtotal Energy Services	713	(51)
Corporate and Services	(5,122)	(4,571)
Total Operating Income	$134,553	$157,870

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$22,702	$20,315
ETG Utility Operations	6,658	—
ELK Utility Operations	112	—
Subtotal SJI Utilities	29,472	20,315
Energy Group:
Wholesale Energy Operations	23	23
Retail Gas and Other Operations	—	75
Subtotal Energy Group	23	98
Energy Services:
On-Site Energy Production	1,252	10,271
Appliance Service Operations	—	—
Subtotal Energy Services	1,252	10,271
Corporate and Services	1,244	3,214
Total Depreciation and Amortization	$31,991	$33,898

Interest Charges:
SJI Utilities:
SJG Utility Operations	$7,848	$6,728
ETG Utility Operations	6,321	—
ELK Utility Operations	6	—
Subtotal SJI Utilities	14,175	6,728
Energy Group:
Wholesale Energy Operations	—	—
Retail Gas and Other Operations	—	146
Subtotal Energy Group	—	146

Energy Services:
On-Site Energy Production	2,285	3,847
Midstream	544	426
Corporate and Services	15,404	7,470
Subtotal	32,408	18,617
Intersegment Borrowings	(3,755)	(4,645)
Total Interest Charges	$28,653	$13,972

	Three Months Ended March 31,
	2019	2018
Income Taxes:
SJI Utilities:
SJG Utility Operations	$23,697	$21,836
ETG Utility Operations	6,902	—
ELK Utility Operations	163	—
Subtotal SJI Utilities	30,762	21,836
Energy Group:
Wholesale Energy Operations	(477)	19,127
Retail Gas and Other Operations	—	(1,534)
Retail Electric Operations	(249)	(58)
Subtotal Energy Group	(726)	17,535
Energy Services:
On-Site Energy Production	(478)	(1,157)
Appliance Service Operations	167	131
Subtotal Energy Services	(311)	(1,026)
Midstream	(32)	62
Corporate and Services	(4,744)	(1,992)
Total Income Taxes	$24,949	$36,415

Property Additions:
SJI Utilities:
SJG Utility Operations	$55,305	$50,237
ETG Utility Operations	38,024	—
ELK Utility Operations	645	—
Subtotal SJI Utilities	93,974	50,237
Energy Group:
Wholesale Energy Operations	—	5
Retail Gas and Other Operations	—	173
Subtotal Energy Group	—	178
Energy Services:
On-Site Energy Production	23	1,113
Appliance Service Operations	—	—
Subtotal Energy Services	23	1,113
Midstream	12	211
Corporate and Services	585	3,345
Total Property Additions	$94,594	$55,084

	March 31, 2019	December 31, 2018
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,150,393	$3,118,236
ETG Utility Operations	2,177,507	2,148,175
ELK Utility Operations	17,088	16,482
Subtotal SJI Utilities	5,344,988	5,282,893
Energy Group:
Wholesale Energy Operations	183,303	266,417
Retail Gas and Other Operations (A)	337	12,736
Retail Electric Operations	32,104	39,345
Subtotal Energy Group	215,744	318,498
Energy Services:
On-Site Energy Production	175,508	195,329
Appliance Service Operations	243	—
Subtotal Energy Services	175,751	195,329
Midstream	75,298	72,333
Discontinued Operations	1,758	1,777
Corporate and Services	270,381	387,482
Intersegment Assets	(220,558)	(301,735)
Total Identifiable Assets	$5,863,362	$5,956,577
(A)    As of March 31, 2019, the remaining $0.3 million of assets in the retail gas and other operations segment represents outstanding accounts receivable balances.

7.	RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU. ELK is subject to the rules and regulations of the MPSC.

SJG:

In September 2018, the BPU issued an Order approving, on a provisional basis, SJG's request for a $65.5 million increase in the gas cost recoveries associated with the 2018-2019 BGSS year, effective October 1, 2018. The matter was thereafter referred to the Office of Administrative Law for further proceedings.  Also, in December 2018, SJG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer; that adjustment took effect on February 1, 2019. In April 2019, SJG executed a Stipulation of Settlement, with anticipated approval in May 2019, which will spread the authorized recovery of the $65.5 million gas costs over a two-year period rather than the 2018-2019 BGSS year alone. This will result in a reduction in the BGSS rate effective June 1, 2019 and a one-time bill credit of approximately $24.0 million.

In January 2019, the BPU issued an Order approving a revenue decrease of $1.6 million associated with SJG's annual EET rate adjustment filing, effective February 1, 2019.

In March 2019, the BPU issued an Order approving a revenue decrease of $2.2 million associated with SJG’s SBC and TIC, effective May 1, 2019.

ETG:

In December 2018, ETG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer; that adjustment took effect on February 1, 2019.

In January 2019, ETG entered into a Stipulation with the BPU and the New Jersey Division of Rate Counsel extending its EEP through February 2020 at a total budget of approximately $3.0 million. The BPU issued an Order in February 2019 approving the Stipulation.

In April 2019, ETG filed a petition with the BPU requesting a base rate revenue increase of approximately $65.0 million to recognize the infrastructure investments made to maintain the safety and reliability of its natural gas system. The petition reflects approximately $346.0 million in net plant additions not reflected in ETG’s current rates. This filing is pending.

There have been no other significant regulatory actions or changes to the Utilities' rate structure since December 31, 2018. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

8.	REGULATORY ASSETS AND REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Utilities' regulatory assets and liabilities since December 31, 2018, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

The Utilities Regulatory Assets as of March 31, 2019 consisted of the following items (in thousands):

	March 31, 2019
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$134,662	$14,429	$—	$149,091
Liability for Future Expenditures	150,041	103,944	—	253,985
Deferred ARO Costs	32,373	—	—	32,373
Deferred Pension Costs - Unrecognized Prior Service Cost	—	39,809	14	39,823
Deferred Pension and Other Postretirement Benefit Costs	79,466	2,607	30	82,103
Deferred Gas Costs - Net	23,572	—	70	23,642
Societal Benefit Costs Receivable	716	—	—	716
Deferred Interest Rate Contracts	6,582	—	—	6,582
Energy Efficiency Tracker	2,136	—	—	2,136
Pipeline Supplier Service Charges	594	—	—	594
Pipeline Integrity Cost	5,078	—	—	5,078
AFUDC - Equity Related Deferrals	10,043	—	—	10,043
Weather Normalization	—	—	36	36
Other Regulatory Assets	9,279	8,462	244	17,985

Total Regulatory Assets	$454,542	$169,251	$394	$624,187

The Utilities Regulatory Assets as of December 31, 2018 consisted of the following items (in thousands):

	December 31, 2018
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$136,227	$10,875	$—	$147,102
Liability for Future Expenditures	148,071	104,594	—	252,665
Deferred ARO Costs	31,096	—	—	31,096
Deferred Pension Costs - Unrecognized Prior Service Cost	—	40,612	14	40,626
Deferred Pension and Other Postretirement Benefit Costs	80,121	2,607	30	82,758
Deferred Gas Costs - Net	57,889	—	289	58,178
SBC Receivable	2,173	—	—	2,173
Deferred Interest Rate Contracts	5,867	—	—	5,867
Energy Efficiency Tracker	2,319	—	—	2,319
Pipeline Supplier Service Charges	617	—	—	617
Pipeline Integrity Cost	5,140	—	—	5,140
AFUDC - Equity Related Deferrals	13,914	—	—	13,914
Weather Normalization	—	3,210	139	3,349
Other Regulatory Assets	8,931	8,023	211	17,165

Total Regulatory Assets	$492,365	$169,921	$683	$662,969

Except where noted below, all regulatory assets are or are expected to be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, Societal Benefit Costs Receivable, EET and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

ENVIRONMENTAL REMEDIATION COSTS - SJG and ETG have two regulatory assets associated with environmental costs related to the cleanup of environmental sites. SJG has 12 sites where SJG or its predecessors previously operated gas manufacturing plants, while ETG is subject to environmental remediation liabilities associated with six former manufactured gas plant sites in New Jersey. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG and ETG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG and ETG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the condensed consolidated balance sheets under the captions "Current Liabilities" (SJI and SJG), "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven-year periods after they are incurred. Accrued environmental remediation costs at ETG are recoverable from customers through rate mechanisms approved by the BPU.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS bill credit. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory assets of SJI and SJG decreased$34.5 million and $34.3 million, respectively, from December 31, 2018 to March 31, 2019, primarily due to recoveries from customers exceeding the actual gas commodity costs.

OTHER REGULATORY ASSETS - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates. Included in this number for SJG is the impact of the ERIP on SJG employees, see Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

The Utilities Regulatory Liabilities as of March 31, 2019 consisted of the following items (in thousands):

	March 31, 2019
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$19,849	$47,996	$1,395	$69,240
Excess Deferred Taxes	253,241	117,963	1,231	372,435
Deferred Revenues - Net	—	8,935	—	8,935
CIP Payable	5,737	—	—	5,737
Weather Normalization	—	1,400	—	1,400
Amounts to be Refunded to Customers	—	17,296	—	17,296
Other Regulatory Liabilities	—	3,549	—	3,549

Total Regulatory Liabilities	$278,827	$197,139	$2,626	$478,592

The Utilities Regulatory Liabilities as of December 31, 2018 consisted of the following items (in thousands):

	December 31, 2018
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$20,805	$47,909	$1,393	$70,107
Excess Deferred Taxes	259,863	118,757	1,231	379,851
Deferred Revenues - Net	—	3,188	—	3,188
CIP Payable	5,871	—	—	5,871
Amounts to be Refunded to Customers	—	17,039	—	17,039
Other Regulatory Liabilities	—	2,443	—	2,443

Total Regulatory Liabilities	$286,539	$189,336	$2,624	$478,499

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform (see Notes 1 and 4 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018). The decrease in this liability from December 31, 2018 to March 31, 2019 is related to excess tax amounts returned to customers through customer billings. The Unprotected amount of excess deferred taxes of $26.1 million will be returned to customers over a five year period. The remaining balance will be deferred until SJG's next base rate case as approved by the BPU.

WEATHER NORMALIZATION - The tariffs for ETG include a weather normalization clause that reduces customer bills when winter weather is colder than normal and increases customer bills when winter weather is warmer than normal. The change in the weather normalization from a $3.2 million regulatory asset at December 31, 2018 to a $1.4 million regulatory liability at March 31, 2019 was due to timing of collections from customers and colder than normal weather during the first three months of the year.

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through ETG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory liability of ETG increased due to recoveries from customers exceeding actual gas costs.

AMOUNTS TO BE REFUNDED TO CUSTOMERS - See "AMA" section in Note 1.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2019 and 2018, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2019	2018
Service Cost	$1,719	$2,177
Interest Cost	4,229	5,108
Expected Return on Plan Assets	(5,193)	(7,633)
Amortizations:
Prior Service Cost	26	71
Actuarial Loss	2,437	4,132
Net Periodic Benefit Cost	3,218	3,855
Capitalized Benefit Cost	(594)	(483)
Deferred Benefit Cost	(541)	(751)
Total Net Periodic Benefit Expense	$2,083	$2,621

	Other Postretirement Benefits
	Three Months Ended March 31,
	2019	2018
Service Cost	$234	$81
Interest Cost	628	217
Expected Return on Plan Assets	(1,149)	(305)
Amortizations:
Prior Service Cost	(143)	(31)
Actuarial Loss	263	111
Net Periodic Benefit Cost	(167)	73
Capitalized Benefit Cost	(56)	(5)
Deferred Benefit Cost	116	—
Total Net Periodic Benefit Expense	$(107)	$68

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $2.3 million and $2.5 million of the totals presented in the table above for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019 and 2018, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was a benefit of less than $0.1 million, and a cost of less than $0.1 million, respectively, of the totals presented in the table above.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction program.

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in AOCL; however, since the Utilities recover all prudently incurred pension and postretirement benefit costs from its ratepayers, a significant portion of the changes resulting from the recording of additional liabilities under this requirement is reported as regulatory assets.

No contributions were made to the pension plans by either SJI or SJG during the three months ended March 31, 2019 or 2018. SJI and SJG do not expect to make any contributions to the pension plans during the remainder of 2019; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded SERP are expected to be approximately $3.6 million in 2019.

As part of the Acquisition, SJI acquired ETG's and ELK's existing pension and other post-employment benefit plans.  The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees.  The qualified pension plan is funded in accordance with requirements of the ERISA.  The Company also provides certain non-qualified defined benefit and defined contribution pension plans for a selected group of the Company's management and highly compensated employees.  Benefits under these non-qualified pension plans are funded on a cash basis.  In addition,  the entities also have a postretirement benefit plan, which provides certain medical care and life insurance benefits for eligible retired employees through a postretirement benefit plan.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2019 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$400,000	$152,200	(A)	$247,800	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	202,200		247,800

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	69,300	(B)	130,700	August 2022
Uncommitted Bank Line	10,000	—		10,000	August 2019

Total SJG	210,000	69,300		140,700

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	95,000		105,000	June 2020

Total	$860,000	$366,500		$493,500

(A) Includes letters of credit outstanding in the amount of $10.6 million.
(B) Includes letters of credit outstanding in the amount of $0.8 million.

SJI (as a guarantor to ELK's obligation under this revolving credit agreement) and ETG and ELK (as Borrowers) have a $200.0 million, two-year revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at March 31, 2019.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of March 31, 2019. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG for both periods and ETG/ELK for 2019), which changes daily, was 3.46% and 2.67% at March 31, 2019 and 2018, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.74% and 2.32% at March 31, 2019 and 2018, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG for both periods and ETG/ELK for 2019), not including letters of credit, during the three months ended March 31, 2019 and 2018 were $241.9 million and $238.0 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2019 and 2018 were $404.8 million and $431.0 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the three months ended March 31, 2019 and 2018 were $84.6 million and $47.7 million, respectively. The maximum amounts outstanding under its credit facilities during the three months ended March 31, 2019 and 2018 were $108.0 million and $85.0 million, respectively.

The SJI, SJG and ETG/ELK principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of March 31, 2019. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of March 31, 2019.

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

GUARANTEES — As of March 31, 2019, SJI had issued $9.2 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC approved tariffs. SJG and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $6.8 million and $4.1 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.3 million per month. SJRG has also committed to purchase 832,500 dts/d of natural gas, from various suppliers, for terms ranging from 4 to 10 years at index-based prices.

ETG has an AMA with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is valid through March 31, 2022. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG (see Note 1).

TSA - SJI has entered into a TSA with Southern Company Gas whereby the latter will provide certain administrative and operational services through no later than January 31, 2020.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% and 65% of SJI's and SJG's workforce at March 31, 2019, respectively. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2019.

STANDBY LETTERS OF CREDIT — As of March 31, 2019, SJI provided $10.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.

EQUITY AND CORPORATE UNITS - The Company has a contract obligating the holder of the units to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, a certain number of shares of common stock. See Note 4.

PENDING LITIGATION — SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. Neither SJI nor SJG can make any assurance as to the outcome of any of these actions but, based on an analysis of these claims and consultation with outside counsel, we do not believe that any of these claims, other than described below, will have a material impact on the business or financial statements of SJI or SJG.

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the court entered final judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $22.4 million and $58.2 million, respectively, from the first quarter of 2017 through March 31, 2019. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, the $22.4 million associated with SJG was recorded as both an Accounts Payable and an increase in Regulatory Assets on the condensed consolidated balance sheets of both SJI and SJG as of March 31, 2019. The $58.2 million associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of March 31, 2019. Charges of $0.1 million were recorded to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI for both the three months ended March 31, 2019 and 2018. SJI also recorded $0.4 million and $0.2 million to Interest Charges on the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018, respectively. In April 2018, SJI filed an appeal of this judgment which was heard by the Tenth Circuit on January 22, 2019; however, no decision on the appeal has been made at the time of filing this Report. SJI continues to dispute the supplier invoices received but has created a reserve to reflect the differences between the invoices and paid amounts. The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit. The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019. The outcome of this lawsuit will be determined by the outcome in the pending appeal of the first lawsuit. All reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ where SJG and its predecessors previously operated a manufactured gas plant. The State of New Jersey is alleging damage to the State's natural resources and seeking payment for damages to those natural resources. SJG has been working with a licensed state remediation professional to remediate the site and is currently evaluating the merits of the State of New Jersey's allegations. At this time, SJG cannot reasonably estimate nor provide an assessment of the claim or any assurance regarding its outcome.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $3.1 million and $3.2 million related to all claims in the aggregate as of March 31, 2019 and December 31, 2018, respectively, of which SJG has accrued approximately $0.9 million as of both March 31, 2019 and December 31, 2018.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. ETG is subject to environmental remediation liabilities associated with six former manufactured gas plant sites in New Jersey. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the BPU. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. Other than the changes discussed in Note 8, there have been no changes to the status of SJI’s environmental remediation efforts since December 31, 2018, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	81.0	13.5
Expected future sales of natural gas (in MMdts)	76.8	0.3
Expected future purchases of electricity (in MMmWh)	1.4	—
Expected future sales of electricity (in MMmWh)	1.1	—

Basis and Index related net purchase (sale) contracts (in MMdts)	15.5	2.5

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These unrealized pre-tax (losses) gains were $(12.1) million and $23.4 million for the three months ended March 31, 2019 and 2018, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of March 31, 2019 and December 31, 2018, SJI had $2.2 million and $4.1 million, respectively, and SJG had $1.3 million and $3.3 million, respectively, of unrealized gains included in its BGSS related to energy-related commodity contracts.

SJI, including SJG, has also entered into interest rate derivatives to mitigate exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are measured at fair value and recorded in Derivatives - Other on the condensed consolidated balance sheets. Any unrealized gains and losses on these derivatives are being recorded in earnings over the remaining life of the derivative.

For SJI and SJG interest rate derivatives, the fair value represents the amount SJI and SJG would have to pay the counterparty to terminate these contracts as of those dates.

As of March 31, 2019, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$29,180	$21,392	$54,021	$24,134
Derivatives - Energy Related - Non-Current	13,677	5,713	7,169	7,256
Interest rate contracts:
Derivatives - Other - Current	—	780	—	588
Derivatives - Other - Noncurrent	—	8,898	—	7,285
Total derivatives not designated as hedging instruments under GAAP	$42,857	$36,783	$61,190	$39,263

Total Derivatives	$42,857	$36,783	$61,190	$39,263

SJG:
Derivatives not designated as hedging instruments under GAAP	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$2,076	$693	$5,464	$2,146
Derivatives – Energy Related – Non-Current	—	96	15	43
Interest rate contracts:
Derivatives – Other - Current	—	391	—	343
Derivatives – Other - Noncurrent	—	6,191	—	5,524
Total derivatives not designated as hedging instruments under GAAP	$2,076	$7,371	$5,479	$8,056

Total Derivatives	$2,076	$7,371	$5,479	$8,056

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.
As of March 31, 2019 and December 31, 2018, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2019
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$42,857	$—	$42,857	$(23,142)	(A)	$—	$19,715
Derivatives - Energy Related Liabilities	$(27,105)	$—	$(27,105)	$23,142	(B)	$479	$(3,484)
Derivatives - Other	$(9,678)	$—	$(9,678)	$—		$—	$(9,678)
SJG:
Derivatives - Energy Related Assets	$2,076	$—	$2,076	$(303)	(A)	$—	$1,773
Derivatives - Energy Related Liabilities	$(789)	$—	$(789)	$303	(B)	$479	$(7)
Derivatives - Other	$(6,582)	$—	$(6,582)	$—		$—	$(6,582)

As of December 31, 2018
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$61,190	$—	$61,190	$(21,045)	(A)	$(7,252)	$32,893
Derivatives - Energy Related Liabilities	$(31,390)	$—	$(31,390)	$21,045	(B)	$—	$(10,345)
Derivatives - Other	$(7,873)	$—	$(7,873)	$—		$—	$(7,873)
SJG:
Derivatives - Energy Related Assets	$5,479	$—	$5,479	$(347)	(A)	$688	$5,820
Derivatives - Energy Related Liabilities	$(2,189)	$—	$(2,189)	$347	(B)	$—	$(1,842)
Derivatives - Other	$(5,867)	$—	$(5,867)	$—		$—	$(5,867)

(A) The balances at March 31, 2019 and December 31, 2018 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2019 and December 31, 2018 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships under GAAP	2019	2018
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2019	2018
SJI (includes SJG and all other consolidated subsidiaries):
(Losses) Gains on energy-related commodity contracts (a)	$(12,060)	$23,353
(Losses) Gains on interest rate contracts (b)	(1,090)	1,628

Total	$(13,150)	$24,981

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2019, is less than $0.1 million. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2019, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of less than $0.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2019	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$41	$41	$—	$—
Derivatives – Energy Related Assets (B)	42,857	4,867	16,523	21,467
	$42,898	$4,908	$16,523	$21,467
SJG:
Assets
Derivatives – Energy Related Assets (B)	$2,076	$303	$64	$1,709
	$2,076	$303	$64	$1,709
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$27,105	$2,227	$11,688	$13,190
Derivatives – Other (C)	9,678	—	9,678	—
	$36,783	$2,227	$21,366	$13,190
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$789	$783	$3	$3
Derivatives – Other (C)	6,582	—	6,582	—
	$7,371	$783	$6,585	$3

As of December 31, 2018	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$41	$41	$—	$—
Derivatives – Energy Related Assets (B)	61,190	9,955	23,429	27,806
	$61,231	$9,996	$23,429	$27,806
SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,479	$348	$126	$5,005
	$5,479	$348	$126	$5,005

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,390	$7,291	$12,354	$11,745
Derivatives – Other (C)	7,873	—	7,873	—
	$39,263	$7,291	$20,227	$11,745
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,189	$1,035	$1,077	$77
Derivatives – Other (C)	5,867	—	5,867	—
	$8,056	$1,035	$6,944	$77

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at March 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$17,342	$12,019	Discounted Cash Flow	Forward price (per dt)	$1.87 - $8.88 [$2.84]	(A)
Forward Contract - Electric	$4,125	$1,171	Discounted Cash Flow	Fixed electric load profile (on-peak)	37.45% - 100.00% [54.68%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 62.55% [45.32%]	(B)

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$20,706	$8,976	Discounted Cash Flow	Forward price (per dt)	$1.56 - $9.00 [$3.12]	(A)
Forward Contract - Electric	$7,100	$2,769	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [54.55%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [45.45%]	(B)

SJG:

Type	Fair Value at March 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1,709	$3	Discounted Cash Flow	Forward price (per dt)	$2.28 - $6.39 [$2.97]	(A)

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,005	$77	Discounted Cash Flow	Forward price (per dt)	$3.13 - $6.00 [$4.53]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2019 and 2018, using significant unobservable inputs (Level 3), are as follows (in thousands):

Three Months Ended March 31, 2019
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$16,061
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,268)
Settlements	(5,516)

Balance at end of period	$8,277

SJG:
Balance at beginning of period	$4,928
Other Changes in Fair Value from Continuing and New Contracts, Net	1,706
Settlements	(4,928)

Balance at end of period	$1,706

Three Months Ended March 31, 2018
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$3,110
Other Changes in Fair Value from Continuing and New Contracts, Net	3,989
Settlements	9,487

Balance at end of period	$16,586

SJG:
Balance at beginning of period	$2,052
Other Changes in Fair Value from Continuing and New Contracts, Net	(6)
Settlements	(2,052)

Balance at end of period	$(6)

Total gains (losses) included in earnings for SJI and SJG for the three months ended March 31, 2019 that are attributable to the change in unrealized gains (losses) relating to those assets and liabilities included in Level 3 still held as of March 31, 2019, are $(2.3) million and $1.7 million, respectively. These gains (losses) are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

In the first quarter 2019, SJI provided three Notices of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay the $475.0 million aggregate principal amount outstanding. As a result of these three notices, the Company paid a total of $400.0 million during the first quarter 2019. The remaining $75.0 million was paid in April 2019 (see Note 20).

Also in the first quarter 2019, SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement. All loans under this credit agreement are due and payable in April 2020.

SJI and SJG did not issue or retire any other long-term debt during the three months ended March 31, 2019.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's AOCL for the three months ended March 31, 2019 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2019 (a)	$(25,626)	$(362)	$(10)	$(97)	$(26,095)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	8	—	—	8
Net current period other comprehensive income	—	8	—	—	8
Balance at March 31, 2019 (a)	$(25,626)	$(354)	$(10)	$(97)	$(26,087)

(a) Determined using a combined average statutory tax rate of 27%.
(b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three months ended March 31, 2019 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31, 2019
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$12	Interest Charges
Income Taxes	(4)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$8

(a) Determined using a combined average statutory tax rate of 27%.

The following table summarizes the changes in SJG's AOCL for the three months ended March 31, 2019 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2019 (a)	$(21,901)	$(456)	$(22,357)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	8	8
Net current period other comprehensive income (loss)	—	8	8
Balance at March 31, 2019 (a)	$(21,901)	$(448)	$(22,349)

(a) Determined using a combined average statutory tax rate of 27%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three months ended March 31, 2019 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Statements of Income
	Three Months Ended March 31, 2019
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	Interest Charges
Income Taxes	(4)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$8

(a) Determined using a combined average statutory tax rate of 27%.

16.	REVENUE:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identify a performance obligation for each promise to transfer to a customer a distinct good or service.

SJI revenues from contracts with customers totaled $606.7 million and $444.0 million for the three months ended March 31, 2019 and 2018, respectively. SJG revenues from contracts with customers totaled $233.0 million and $193.9 million for the three months ended March 31, 2019 and 2018, respectively. The SJG balance is a part of the SJG utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK gas utility operating segments (including CIP, AIRP, SHARP, and WNC), and (b) both utility and nonutility revenue from derivative contracts at the SJG and ETG gas utility, wholesale energy and retail electric operating segments.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$184,954	$99,989	$1,754	$—	$3,808	$—	$531	$—	$291,036
Commercial & Industrial	45,588	42,148	1,658	199,767	13,003	11,330	—	(3,007)	310,487
OSS & Capacity Release	1,770	—	—	—	—	—	—	—	1,770
Other	672	2,647	65	—	—	—	—	—	3,384
	$232,984	$144,784	$3,477	$199,767	$16,811	$11,330	$531	$(3,007)	$606,677
Product Line:
Gas	$232,984	$144,784	$3,477	$199,767	$—	$—	$—	$(1,400)	$579,612
Electric	—	—	—	—	16,811	—	—	(1,607)	15,204
Solar	—	—	—	—	—	2,576	—	—	2,576
CHP	—	—	—	—	—	7,359	—	—	7,359
Landfills	—	—	—	—	—	1,395	—	—	1,395
Other	—	—	—	—	—	—	531	—	531
	$232,984	$144,784	$3,477	$199,767	$16,811	$11,330	$531	$(3,007)	$606,677

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$147,262	$—	$—	$—	$—	$8,096	$—	$520	$—	$155,878
Commercial & Industrial	40,805	—	—	173,846	33,246	21,950	21,157	—	(8,770)	282,234
OSS & Capacity Release	5,204	—	—	—	—	—	—	—	—	5,204
Other	663	—	—	—	—	—	—	—	—	663
	$193,934	$—	$—	$173,846	$33,246	$30,046	$21,157	$520	$(8,770)	$443,979
Product Line:
Gas	$193,934	$—	$—	$173,846	$33,246	$—	$—	$—	$(4,574)	$396,452
Electric	—	—	—	—	—	30,046	—	—	(1,668)	28,378
Solar	—	—	—	—	—	—	11,836	—	(2,528)	9,308
CHP	—	—	—	—	—	—	7,853	—	—	7,853
Landfills	—	—	—	—	—	—	1,468	—	—	1,468
Other	—	—	—	—	—	—	—	520	—	520
	$193,934	$—	$—	$173,846	$33,246	$30,046	$21,157	$520	$(8,770)	$443,979

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/19	$337,502	$79,538
Ending balance as of 3/31/19	317,917	68,155
Increase (Decrease)	$(19,585)	$(11,383)

Beginning balance as of 1/1/18	$202,379	$73,377
Ending balance as of 3/31/18	243,395	62,601
Increase (Decrease)	$41,016	$(10,776)

SJG:
Beginning balance as of 1/1/19	$101,572	$43,271
Ending balance as of 3/31/19	146,185	38,292
Increase (Decrease)	$44,613	$(4,979)

Beginning balance as of 1/1/18	$78,571	$54,980
Ending balance as of 3/31/18	128,583	44,287
Increase (Decrease)	$50,012	$(10,693)

(1) Included in Accounts Receivable in the condensed consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers.

(2) Included in Unbilled Revenues in the condensed consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional. The change in unbilled revenues for the three months ended March 31, 2019 and 2018 is due primarily to the timing difference between SJI and SJG delivering the commodity to the customer and the customer actually receiving the bill for payment.

17.	BUSINESS COMBINATION:

On July 1, 2018, the Company completed the Acquisition of ETG and ELK. The Company completed the Acquisition for total consideration of $1.74 billion in cash, inclusive of $40.3 million of certain net working capital adjustments. Of the total, $1.73 billion relates to the acquisition of ETG, while $10.9 million relates to the acquisition of ELK. The Acquisition supports the Company’s strategy of earnings growth derived from high-quality, regulated utilities. Further, the Acquisition expands the Company’s customer base in the natural gas industry, which drives efficiencies by providing a greater operating scale.

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

Conditions of approval

The Acquisition was subject to regulatory approval from the BPU and the MPSC. Approvals were obtained from both commissions, subject to various conditions. As a requirement for approval of the acquisition of ETG, the BPU mandated that the Company pay $15.0 million to existing ETG customers in the form of a one-time credit. As a requirement for approval of ELK, the MPSC mandated that the Company pay $0.3 million to existing ELK customers in the form of a one-time payout. Other key conditions of approval related to the Acquisition include but are not limited to ETG filing a base rate case no later than June 2020, which ETG accomplished with its April 2019 base rate case filing (see Note 20).

Consistent with Acquisition approval, SJI was required to develop a plan, in concert with the BPU, to address the remaining aging infrastructure at ETG. In October 2018, ETG filed an IIP petition with the BPU seeking authorization to recover the costs associated with its proposed investment of approximately $518.0 million from 2019-2023 necessary to, among other things, replace its cast-iron and low-pressure vintage main and related services. The design of ETG's IIP includes a request for timely recovery of ETG's investment on a semi-annual basis through a separate rider recovery mechanism. A final decision from the BPU is anticipated in 2019.

Financial information of the acquirees

The amount of ETG and ELK revenues included in the Company's condensed consolidated statement of income for the three months ended March 31, 2019 is $143.5 million. The amount of ETG and ELK earnings included in the Company's condensed consolidated statement of income for the three months ended March 31, 2019 is $31.3 million.

18.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

GOODWILL - Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration paid or transferred over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three months ended March 31, 2019.

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

Total goodwill of $734.6 million is recorded on the consolidated balance sheets as of both March 31, 2019 and December 31, 2018. Of this total balance for both periods, $730.9 million is included in the ETG Utility Operations segment, $3.6 million is included in the On-Site Energy Production segment, and $0.1 million is included in the ELK Utility Operations segment. SJG does not have any goodwill.

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

The cost (less accumulated amortization) of identifiable intangible assets of $26.7 million and $28.1 million are included in Other Noncurrent Assets on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The decrease from the prior year is due to amortization recorded during the three months ended March 31, 2019. No impairment charges were recorded on identifiable intangible assets during the three months ended March 31, 2019 or 2018. SJG does not have any identifiable intangible assets.

19.	LEASES:

SJI and SJG (collectively "The Company" for purposes of Note 19) is a lessee for the following classes of underlying assets: equipment, real estate (land and building), and fleet vehicles. The Company determines if it is considered a lessee in an arrangement that qualifies as a lease at its inception based on whether or not the contract grants the Company the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. SJI's and SJG's real estate leases, which are comprised primarily of office space and payment centers, represent approximately 77% and 31%, respectively, of operating lease liabilities and generally have a lease term between 5 and 15 years. The remaining operating leases primarily consist of fleet vehicles (SJI only), communication towers, and general office equipment, each with various lease terms ranging between 3 and 25 years. The majority of our leases are comprised of fixed lease payments, with a portion of the Company’s real estate, fleet vehicles, and office equipment leases including lease payments tied to levels of production, maintenance and property taxes, which may be subject to variability. The Company does not have any finance leases. The Company also evaluates contracts in which it is the owner of an underlying asset in the same manner as if it is a lessee, to determine if it should be considered the lessor of that asset. SJI has one contract where it is considered the lessor, see "Thermal Facility" below; SJG is not considered the lessor of any assets.

As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases. Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. The Company discounts its lease liability using an estimated incremental borrowing rate computed based on its existing term loan facility adjusted for lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined using the remaining lease term and available data as of that date based on the Company's collateralized incremental interest rate to borrow over a comparable term. For new or modified leases starting in 2019, the discount rate is determined using available data at lease commencement and is based on its collateralized incremental interest rate to borrow over the lease term, including any reasonably certain renewal periods.

Some of its lease agreements, primarily related to real estate, include Company options to either extend and/or early terminate the lease, the costs of which are included in our lease liability to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that we would exercise such option. Renewal options were generally not included in the lease term for the Company’s existing leases. The Company does not generally enter into leases involving the construction or design of the underlying asset, and nearly all of the assets we lease are not specialized in nature. Our lease agreements generally do not include restrictions, financial covenants or residual value guarantees.

As stated in Note 1, SJI and SJG had $3.1 million and $0.5 million, respectively, of right-of-use assets upon adoption of Topic 842 on January 1, 2019, with lease liabilities of the same amount. As of March 31, 2019, SJI recognized right-of-use assets and lease liabilities of $2.7 million each for operating leases, with the difference being amortization. The lease liability is comprised of approximately $2.1 million real estate leases, $0.4 million equipment leases and $0.2 million fleet vehicle leases. As of March 31, 2019, SJG recognized right-of-use assets and lease liabilities of $0.4 million each for operating leases, with the difference also being amortization. The lease liability is comprised of approximately $0.3 million equipment leases and $0.1 million real estate leases. SJI and SJG recorded the right-of-use assets in Other Noncurrent Assets and the lease liabilities in Other Current and Noncurrent Liabilities (as shown in the table below) on the condensed consolidated balance sheets as of March 31, 2019.

The maturity of the Company’s operating lease liabilities as of March 31, 2019 is as follows (in thousands):

	Three Months Ended March 31, 2019
	SJI Consolidated	SJG
2019 (excluding the three months ended March 31, 2019)	$1,298	$145
2020	1,081	151
2021	233	39
2022	65	21
2023	34	19
Thereafter	114	114
Total future minimum lease payments	2,825	489
Less imputed interest	100	41
Total lease payments	$2,725	$448
Included in the condensed consolidated balance sheet
Current lease liabilities (included in Other Current Liabilities)	$1,644	$178
Long-term lease liabilities (included in Other Noncurrent Liabilities)	1,081	270
Total lease liabilities	$2,725	$448

The total operating lease cost for SJI and SJG was $0.8 million and $0.1 million, respectively, during the three months ended March 31, 2019. Short-term lease costs were immaterial for both SJI and SJG. Neither SJI nor SJG had any sublease income during the three months ended March 31, 2019. Operating cash flows from operating leases for SJI and SJG was $0.4 million and $0.1 million, respectively, during the three months ended March 31, 2019.

Neither SJI nor SJG have leases with related parties or leverage lease arrangements. There are no leases that have not yet commenced but that create significant rights and obligations.

SJI had $0.4 million of variable lease payments during the three months ended March 31, 2019 pertaining to leased back assets. As discussed in Note 1 under "Agreement to Sell Solar Assets," SJI has solar assets that are being leased back from the buyer; however these assets were leased back in 2018 and are treated as operating leases. As per the "package of expedients" discussed in Note 1, SJI is not required to reassess under Topic 842 the Company’s prior conclusions about lease identification or classification.

The following summarizes our contractual obligations for operating leases and their applicable payment due dates, as of December 31, 2018 under ASC Topic 840, prior to the implementation of ASC 842:

	Total	Up to 1 year	Years 2&3	Years 4&5	More than 5 years
SJI Consolidated	1,885	838	916	131	—
SJG	175	56	112	7	—

Supplemental Non-Cash Disclosures

SJI and SJG did not record any new leases during the three months ended March 31, 2019.

The weighted average remaining lease term for SJI's operating leases is 2.6 years at a weighted average discount rate of 3.0%.

The weighted average remaining lease term for SJG's operating leases is 6.3 years at a weighted average discount rate of 3.0%.

Thermal Facility

Marina is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of March 31, 2019 and December 31, 2018, the carrying costs of this property and equipment under operating lease was $70.7 million and $71.5 million, respectively (net of accumulated depreciation of $38.5 million and $37.7 million, respectively), and is included in Nonutility Property and Equipment in the condensed consolidated balance sheets.

Minimum future rentals to be received on this operating lease of property and equipment as of March 31, 2019 for the remainder of 2019 and each of the next five years and in the aggregate are (in thousands):

Year ended March 31,
2019 (remaining nine months)	$4,047
2020	5,396
2021	5,396
2022	5,396
2023	5,396
2024	5,396
Thereafter	13,042
Total minimum future rentals	$44,069

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

20.	SUBSEQUENT EVENTS:

In April 2019, SJI provided a fourth Notice of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company's intent to prepay the remaining aggregate principal amount outstanding (see Note 14 for discussion of prepayments that occurred during the three months ended March 31, 2019). As a result, the Company paid $75.0 million on April 26, 2019, which fully extinguished these Notes.

In April 2019, ETG filed a petition with the BPU requesting a base rate revenue increase of approximately $65.0 million. See Note 7.

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

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of each company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's condensed consolidated financial statements and the combined Notes to Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

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
These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk Factors” in this Quarterly Report, SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018 and in any other SEC filings made by SJI or SJG during 2019 and prior to the filing of this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI and SJG undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Certain types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition, and goodwill. A discussion of these estimates and assumptions may be found in SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

Business Combination - On July 1, 2018, the Company completed the Acquisition. See detailed discussions concerning the Acquisition and its impact on SJI, including the accounting for business combinations, in Note 17 to the condensed consolidated financial statements.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the condensed consolidated financial statements.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2018. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

Environmental Remediation — Other than the changes discussed in Note 8 and Note 11 to the condensed consolidated financial statements, there have been no significant changes to the status of SJI’s and SJG's environmental remediation efforts since December 31, 2018. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

Impairment of Long-Lived Assets — Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the condensed consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.  SJI and SJG determine the fair values by using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, and include key inputs such as forecasted revenues, operating expenses and discount rates. See Note 1 to the condensed consolidated financial statements.

Goodwill - See detailed discussion concerning Goodwill in Note 18 to the condensed consolidated financial statements, along with Note 21 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

Operating Segments:

SJI operates in several different reportable operating segments. These segments are as follows:

•	SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.

▪	ETG utility operations consist of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.

•	ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland.

•	Wholesale energy operations include the activities of SJRG and SJEX.

•	Retail gas and other operations at SJE included natural gas acquisition and transportation service business lines. This business was sold on November 30, 2018.

•	Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•	On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE and SXLE.

•	Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.

•	Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•	Corporate & Services segment includes costs related to the Acquisition, along with other unallocated costs.

•	Intersegment represents intercompany transactions among the above SJI consolidated entities.

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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended March 31, 2019 decreased $25.6 million to $85.6 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2019 decreased $58.0 million to a net loss of $1.4 million compared with the same period in 2018, primarily due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below, as well as lower margins on daily energy trading activities in the first quarter of 2019 compared to the same period in the prior year as discussed under "Gross Margin - Energy Group" below.

•
SJI recorded $8.5 million of financing/interest costs in connection with the Acquisition during the three months ended March 31, 2019 (see Notes 1 and 17 to the condensed consolidated financial statements).These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition. These costs are recorded in the Corporate & Services segment.

•
SJI recorded $1.9 million of costs to reorganize and restructure the business, including severance and other employee separation costs, that were incurred during the three months ended March 31, 2019. These costs are recorded in the Corporate & Services segment.

•
In connection with the Acquisition (see Notes 1 and 17 to the condensed consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. ETG and ELK contributed a combined net income of $31.3 million for the three months ended March 31, 2019.

•
Acquisition costs were approximately $5.4 million lower during the three months ended March 31, 2019, as during the first quarter of 2018 the Acquisition had not yet been finalized. As such, the Company incurred less legal, consulting and other professional fees related to the Acquisition than the prior year period. These costs are recorded in the Corporate & Services segment.

•
The net income contribution from SJE for the three months ended March 31, 2019 increased $3.4 million to a net loss of $0.6 million compared with the same period in 2018, primarily due to the retail gas operations at SJE contributing a $3.2 million net loss during the three months ended March 31, 2018. This business was sold on November 30, 2018.

•
The net income contribution from gas utility operations at SJG for the three months ended March 31, 2019 increased $2.0 million to $68.7 million, primarily due to roll-in of infrastructure program investments and customer growth, partially offset by an overall increase in depreciation and interest expenses.

•
The net income contribution from on-site energy production at Marina for the three months ended March 31, 2019 increased $1.8 million to a net loss of $1.3 million, primarily due to lower depreciation expense resulting from the sale of solar assets, along with increased production at the thermal facility. These are partially offset with lower margins resulting from a lack of SREC revenue in the first quarter of 2019 as discussed under "Gross Margin - Energy Services" below.

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

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (ii) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, for the three months March 31, 2019 and 2018, Economic Earnings excludes the following:

•	For the three months ended March 31, 2019, Economic Earnings excludes costs incurred to reorganize and restructure the business, including severance and other employee separation costs.

•
For the three months ended March 31, 2019 and 2018, Economic Earnings excludes costs to acquire the assets of ETG and ELK, including legal, consulting and other professional fees, and costs incurred to exit the Transaction Service Agreement (TSA). Economic Earnings also excludes costs incurred, partially offset by gains recognized, on the sale of the remaining solar assets.

•
For the three months ended March 31, 2019 and 2018, Economic Earnings excludes the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred, along with the realized difference in the market value of the commodity (including financial hedges).

Economic Earnings is a significant performance metric used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions, as well as the impact of contractual arrangements and other events that management believes make period to period comparisons of SJI's operations difficult or potentially confusing. Management uses Economic Earnings to manage its business and to determine such items as incentive/compensation arrangements and allocation of resources. Specifically regarding derivatives, we believe that this financial measure indicates to investors the profitability of the entire derivative-related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. We believe that considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for the three months ended March 31, 2019 decreased $1.0 million to $99.4 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•
The income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2019 decreased $28.8 million to $7.2 million primarily due to lower margins on daily energy trading activities in the first quarter of 2019 compared to the same period in the prior year.

•
SJI recorded $8.5 million of financing costs and other charges in connection with the Acquisition during the three months ended March 31, 2019 (see Notes 1 and 17 to the condensed consolidated financial statements). These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition. These costs are recorded in the Corporate & Services segment.

•
In connection with the Acquisition (see Notes 1 and 17 to the condensed consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. ETG and ELK contributed a combined net income of $31.3 million for the three months ended March 31, 2019.

•
The income contribution from gas utility operations at SJG for the three months ended March 31, 2019 increased $2.0 million to $68.7 million, primarily due to roll-in of infrastructure program investments and customer growth, partially offset by an overall increase in depreciation and interest expenses.

•
The income contribution from on-site energy production at Marina for the three months ended March 31, 2019 increased $1.8 million to a net loss of $1.3 million primarily due to lower depreciation expense resulting from the sale of solar assets, along with increased production at the thermal facility. These are partially offset with lower margins resulting from a lack of SREC revenue in the first quarter of 2019 as discussed under "Gross Margin - Energy Services" below.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Income from Continuing Operations	$85,699	$111,306
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	13,150	(25,190)
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	991	1,345
Acquisition/Sale Costs (B)	1,985	9,277
Reorganization Costs (C)	2,573	—
Income Taxes (D)	(4,961)	3,680
Economic Earnings	$99,437	$100,418

Earnings per Share from Continuing Operations	$0.94	$1.40
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	0.14	(0.32)
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	0.01	0.02
Acquisition/Sale Costs (B)	0.02	0.11
Reorganization Costs (C)	0.03	—
Income Taxes (D)	(0.05)	0.05
Economic Earnings per Share	$1.09	$1.26

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
(Losses) Gains on Energy Related Commodity Contracts	$(12,060)	$23,353
(Losses) Gains on Interest Rate Contracts	(1,090)	1,628
Total before income taxes	(13,150)	24,981
Unrealized mark-to-market gains on derivatives held by affiliated companies, before taxes	—	209
Total unrealized mark-to-market (losses) gains on derivatives	(13,150)	25,190
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	(991)	(1,345)
Acquisition/Sale Costs (B)	(1,985)	(9,277)
Reorganization Costs (C)	(2,573)	—
Income Taxes (D)	4,961	(3,680)
Total reconciling items between (losses) income from continuing operations and economic earnings	$(13,738)	$10,888

(A) Represents net losses, including interest, legal fees, and the realized difference in the market value of the commodity (including financial hedges), resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014.

(B) Represents costs incurred to acquire the assets of ETG and ELK, including legal, consulting and other professional fees, and costs incurred to exit the TSA. Also included here are costs incurred, partially offset by gains recognized, on the sale of the remaining solar assets.

(C) Represents costs incurred to reorganize and restructure the business, including severance and other employee separation costs.

(D) Determined using a combined average statutory tax rate of approximately 26.5% and 25% for the three months ended March 31, 2019 and 2018, respectively.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2019	2018
Utility Operating Revenues:
Firm Sales -
Residential	$179,966	$140,754
Commercial	36,694	28,749
Industrial	1,932	2,157
Cogeneration & Electric Generation	580	1,299
Firm Transportation -
Residential	4,988	6,508
Commercial	15,238	16,472
Industrial	6,597	6,362
Cogeneration & Electric Generation	1,728	1,336

Total Firm Revenues	247,723	203,637

Interruptible Sales	62	115
Interruptible Transportation	380	322
Off-System Sales	22,427	27,585
Capacity Release	1,376	2,574
Other	230	226
	272,198	234,459
Less: Intercompany Sales	(1,400)	(2,691)
Total Utility Operating Revenues	270,798	231,768
Less:
Cost of Sales - Utility	118,880	89,808
Less: Intercompany Cost of Sales	(1,400)	(2,691)
Total Cost of Sales - Utility (Excluding depreciation)	117,480	87,117
Total Gross Margin	153,318	144,651
Conservation Recoveries*	6,798	5,676
RAC Recoveries*	5,219	4,086
EET Recoveries*	496	512
Revenue Taxes	676	366
Utility Margin**	$140,129	$134,011

	Three Months Ended March 31,
	2019	2018
Utility Margin:
Residential	$98,868	$96,063
Commercial and Industrial	36,248	35,643
Cogeneration and Electric Generation	1,204	995
Interruptible	24	129
Off-System Sales & Capacity Release	1,670	1,935
Other Revenues	249	226
Margin Before Weather Normalization & Decoupling	138,263	134,991
CIP Mechanism	874	(1,760)
EET Mechanism	992	780
Utility Margin**	$140,129	$134,011

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

** Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $37.7 million, or 16.1%, for the three months ended March 31, 2019 compared with the same period in 2018. Excluding intercompany transactions, revenues increased $39.0 million, or 16.8%, for the three months ended March 31, 2019 compared with the same period in 2018. The main driver for the increased revenue was higher firm sales. Total firm revenue increased $44.1 million, or 21.6%, for the three months ended March 31, 2019 compared with the same period in 2018 as a result of additional customers. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Partially offsetting these increases was the impact of OSS volume, discussed under "Throughput - Gas Utility Operations" below, which resulted in corresponding decreases of $5.2 million, or 18.7%, in OSS revenues for the three months ended March 31, 2019 compared with the same period in 2018. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Utility Margin - SJG Utility Operations

Management uses Utility Margin, a non-GAAP financial measure, when evaluating the operating results of SJG. Utility Margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that Utility Margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through SJG’s BGSS clause. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure of gross margin, which is calculated as revenues less cost of sales as shown in the table above.

Total Utility Margin increased $6.1 million, or 4.6%, for the three months ended March 31, 2019 compared with the same period in 2018. The increase is primarily due to customer growth and the roll-in of AIRP II Investments.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism increased Utility Margin by $0.9 million, or $0.6 million after taxes, for the three months ended March 31, 2019, primarily due to variation in customer usage compared to the same period in 2018.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three months ended March 31 (in thousands, except for degree day data).

Three Months Ended March 31, 2019
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$96,259
Commercial & Industrial	28,975
Firm & Interruptible Transportation -
Residential	712
Commercial & Industrial	11,582
Other	2,646
Total Firm & Interruptible Revenues	140,174
Less:
Total Cost of Sales - Utility (Excluding depreciation)	68,978
Total Gross Margin	71,196
Regulatory Rider Expenses*	2,260
Utility Margin**	$68,936

Utility Margin:
Residential	$46,521
Commercial & Industrial	21,973
Regulatory Rider Expenses*	442
Utility Margin**	$68,936

Degree Days	2,570

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on ETG's financial results.

**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" above. The definition of Utility Margin is the same for the Utilities.

As ETG was acquired on July 1, 2018, there is no activity for the three months ended March 31, 2018 (see Note 17 to the condensed consolidated financial statements). ETG consists of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey. ETG's operating revenues of $140.2 million for the three months ended March 31, 2019 consists of firm sales and transportation, as well as interruptible sales and transportation. ETG does not have any off-system sales. The Utility Margin at ETG of $68.9 million for the three months ended March 31, 2019 is considered a non-GAAP measure and calculated the same as SJG as discussed under "Utility Margin" above.

ELK Utility Operations:

The activities of ELK utility operations are not material to SJI's financial results.

Nonutility:

Operating Revenues - Energy Group

Combined revenues for Energy Group, net of intercompany transactions, decreased $59.8 million, or 22.0%, to $211.6 million, for the three months ended March 31, 2019 compared with the same period in 2018. The significant drivers for the overall change were as follows:

•
Revenues from wholesale energy operations at SJRG, net of intercompany transactions, remained relatively flat at $190.0 million for the three months ended March 31, 2019 compared with the same period in 2018. Revenues earned on gas supply contracts with electric generation facilities increased compared to the prior year primarily due to three contracts that began operations in the second quarter of 2018 or later. Offsetting this increase was an overall decrease in sales, specifically compared to the first two weeks of January 2018 due to market conditions during that time, along with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $39.6 million for the three months ended March 31, 2019 compared with the same period in 2018. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

•
The retail gas operations at SJE were sold November 30, 2018. As a result, the Company recorded no revenues from this business during the three months ended March 31, 2019, as opposed to revenues of $38.7 million for the same period in the prior year.

•
Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $21.2 million, or 49.5%, to $21.6 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to lower average LMP per megawatt hour and lower overall sales volumes. Also contributing to the decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $1.1 million.

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

Operating Revenues - Energy Services
Combined revenues for Energy Services, net of intercompany transactions, decreased $7.4 million, or 39.5%, to $11.3 million for the three months ended March 31, 2019 compared with the same period in 2018. The significant drivers for the overall change were as follows:

•
Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $7.4 million, or 40.8%, to $10.8 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to a lack of SREC revenue in the first quarter 2019 as a result of the sale of solar assets to a third party buyer (see Note 1 to the condensed consolidated financial statements).

•	The change in revenues from appliance service operations at SJESP, net of intercompany transactions, was not significant.

Gross Margin - Nonutility

Gross margin for the nonutility businesses is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI’s products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2018, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of income.

Gross margin for our nonutility business totaled $9.1 million for the three months ended March 31, 2019. Gross margin is broken out between Energy Group and Energy Services, which are defined as categories of segments in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group

Combined gross margins for Energy Group decreased $76.6 million to a loss of $0.4 million for the three months ended March 31, 2019 compared with the same period in 2018. The significant drivers for the overall change were as follows:

•
Gross margin from the wholesale energy operations at SJRG decreased $78.8 million to $0.2 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to lower margins on daily energy trading activities and an overall decrease in sales as noted under "Operating Revenues-Energy Group" above. Also contributing was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $39.6 million for the three months ended March 31, 2019 compared with the same period in 2018.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•
The retail gas operations at SJE were sold November 30, 2018. As a result, the Company recorded no margin from this business during the three months ended March 31, 2019, as opposed to a loss of $3.4 million for the same period in the prior year.

•
Gross margin from SJE’s retail electric operations decreased $1.2 million to a loss of $0.6 million for the three months ended March 31, 2019 compared with the same period in 2018, resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $1.1 million.

Gross Margin - Energy Services
Combined gross margins for Energy Services decreased $8.5 million to $9.5 million for the three months ended March 31, 2019 compared with the same period in 2018. The significant drivers for the overall change were as follows:

•
Gross margin from on-site energy production at Marina decreased $8.5 million to $8.9 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to a lack of SREC revenue in the first quarter 2019 as a result of the sale of solar assets to a third party buyer (see Note 1 to the condensed consolidated financial statements).

•	The change in gross margin from appliance service operations at SJESP was not significant.

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2019 vs. 2018
SJI Utilities:
SJG Utility Operations	$(273)
ETG Utility Operations	17,974
ELK Utility Operations	524
Subtotal SJI Utilities	18,225
Nonutility:
Energy Group:
Wholesale Energy Operations	(602)
Retail Gas and Other Operations	(2,413)
Retail Electric Operations	375
Subtotal Energy Group	(2,640)
Energy Services:
On-Site Energy Production	(119)
Appliance Service Operations	(80)
Subtotal Energy Services	(199)
Total Nonutility	(2,839)
Midstream	61
Corporate & Services and Intercompany Eliminations	335
Total Operations Expense	$15,782

Operations Expense

In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK utility operations beginning July 2018 (see Note 17 to the condensed consolidated financial statements), contributing an increase to Operations Expenses of $18.5 million for the three months ended March 31, 2019 compared to the same period in 2018.

SJG utility operations expense decreased $0.3 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to the operation of SJG’s CLEP and EEP, which experienced an aggregate net decrease. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three months ended March 31, 2019, compared with the same period in the prior year. Partially offsetting this decrease was higher expenses in various areas, including those associated with corporate support, governance and compliance costs.

Nonutility operations expense decreased $2.8 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to no expenses at the retail gas segment resulting from the sale of the SJE gas business during the fourth quarter of 2018, along with lower legal fees incurred at the wholesale energy operations at SJRG from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements).

Maintenance - Maintenance expense increased $2.8 million for the three months ended March 31, 2019 compared with the same period in 2018, of which ETG and ELK contributed $1.5 million. The remaining increases were primarily due to increased maintenance of services activity and higher levels of RAC amortization, both at SJG. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation - Depreciation decreased $1.0 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to reduced depreciation expense at Marina as a result of the solar assets either being sold or classified as held for sale (see Note 1 to the condensed consolidated financial statements), along with impairment charges taken on several long-lived assets in the second quarter of 2018. Partially offsetting this decrease is the impact of ETG and ELK, along with increased investment in property, plant and equipment by the gas utility operations of SJG.

Energy and Other Taxes - Energy and other taxes increased $1.8 million for the three months ended March 31, 2019 compared with the same period in 2018, of which ETG and ELK contributed $1.2 million. The remaining change was not significant.

Other Income and Expense - The change in other income and expense for the three months ended March 31, 2019 compared with the same period in 2018 was not significant.

Interest Charges – Interest charges increased $14.7 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG, including financing for the Acquisition.

Income Taxes – Income tax expense decreased $11.5 million for the three months ended March 31, 2019, compared with the same period in 2018, primarily due to lower income before income taxes compared to the prior year period.

Equity in Earnings of Affiliated Companies – The change in equity in earnings of affiliated companies for the three months ended March 31, 2019 compared with the same period in 2018 was not significant.

Discontinued Operations – The results are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $212.3 million and $95.2 million in the first three months of 2019 and 2018, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first three months of 2019 produced more net cash than the same period in 2018, $45.1 million of which was produced by ETG and ELK. The remaining increases are primarily due to higher collections under SJG regulatory clauses, lower environmental remediation spending and improvements in working capital.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first three months of 2019 and 2018 amounted to $108.8 million and $61.5 million, respectively. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2019, 2020 and 2021 at SJI to be approximately $383.7 million, $559.6 million and $505.6 million, respectively. The high level of investing activities for 2019, 2020 and 2021 is due to the accelerated infrastructure investment programs at SJG, the capital expenditures of ETG and ELK (post-Acquisition) and projected SJI Midstream investments, net of projected returns, in 2019 through 2021. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other key investing activities of SJI during the first three months of 2019 and 2018 were as follows:

•	SJI received approximately $16.1 million during the first three months of 2019 from the sale of certain solar assets. See Note 1 to the condensed consolidated financial statements.

•	During the first three months of 2019 and 2018, SJI made net investments in unconsolidated affiliates of $2.1 million and $2.9 million, respectively.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2019 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$400,000	$152,200	(A)	$247,800	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019

Total SJI	450,000	202,200		247,800

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	69,300	(B)	130,700	August 2022
Uncommitted Bank Line	10,000	—		10,000	August 2019

Total SJG	210,000	69,300		140,700

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	95,000		105,000	June 2020

Total	$860,000	$366,500		$493,500

(A) Includes letters of credit outstanding in the amount of $10.6 million.
(B) Includes letters of credit outstanding in the amount of $0.8 million.

SJI (as a guarantor to ELK's obligation under this revolving credit agreement) and ETG and ELK (as Borrowers) have a $200.0 million, two-year revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK). See Note 10 to the condensed consolidated financial statements.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of March 31, 2019. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG for both periods and ETG/ELK for 2019), which changes daily, was 3.46% and 2.67% at March 31, 2019 and 2018, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.74% and 2.32% at March 31, 2019 and 2018, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG for both periods and ETG/ELK for 2019), not including letters of credit, during the three months ended March 31, 2019 and 2018 were $241.9 million and $238.0 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2019 and 2018 were $404.8 million and $431.0 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the three months ended March 31, 2019 and 2018 were $84.6 million and $47.7 million, respectively. The maximum amount outstanding under its credit facilities during the three months ended March 31, 2019 and 2018 were $108.0 million and $85.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

The SJI SJG, and ETG/ELK principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units issued in 2018 are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of March 31, 2019. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of March 31, 2019.

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

2019 Activity:

On January 15, 2019, SJI settled its equity forward sale agreement by physically delivering the remaining 6,779,661 shares of common stock and receiving net cash proceeds of approximately $189.0 million. The forward price used to determine cash proceeds received by SJI at settlement was calculated based on the initial forward sale price, as adjusted for underwriting fees, interest rate adjustments as specified in the equity forward agreement and any dividends paid on our common stock during the forward period. See Note 4 to the condensed consolidated financial statements.

In the first quarter 2019, SJI provided three Notices of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay the $475.0 million aggregate principal amount outstanding. As a result of these three notices, the Company paid a total of $400.0 million during the first quarter 2019. The remaining $75.0 million was paid in April 2019 (see Notes 14 and 20 to the condensed consolidated financial statements).

Also in the first quarter 2019, SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement. All loans under this credit agreement are due and payable in April 2020.

Current Portion of Long-Term Debt - See Note 1 to the condensed consolidated financial statements.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of March 31, 2019	As of December 31, 2018
Equity	35.1%	28.9%
Long-Term Debt	56.7%	64.9%
Short-Term Debt	8.2%	6.2%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 68 consecutive years and has increased that dividend each year for the last 20 years.  SJI currently seeks to grow that dividend consistent with earnings growth while targeting a payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2019 and 2018 amounted to net cash outflows of $7.6 million and $14.4 million, respectively. The amounts for the first three months of 2019 include environmental remediation liabilities of ETG associated with six former manufactured gas plant sites in New Jersey which are recoverable from customers through rate mechanisms approved by the BPU. Total net cash outflows for remediation projects are expected to be $46.9 million, $73.4 million and $54.9 million for 2019, 2020 and 2021, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2018, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - See Note 11 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018, except for the following:

•
RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. The proposed project was approved by the BPU in 2015 and the New Jersey Pinelands Commission in 2017, and would have supplied natural gas to this facility as well as provided a secondary supply of natural gas to customers in Atlantic and Cape May counties. SJG remains committed to meeting the vitally important needs of residents and businesses in these counties and is exploring other alternatives.

•
$390.0 million decrease in long-term debt (excluding unamortized debt issuance costs), which decreased due to SJI paying down a portion of the Floating Rate Senior Notes, Series 2018D, due June 20, 2019, partially offset by SJG drawing on its term loan credit agreement (see Note 14 to the condensed consolidated financial statements). Also resulting from these paydowns was an overall decrease in future interest payments

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which SJI has either made guarantees, or has certain other interests or obligations.

See "Guarantees" in Note 11 to the condensed consolidated financial statements for more detail.

Notes Receivable-Affiliates - See Note 5 to the condensed consolidated financial statements.

Pending Litigation — SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. See Note 11 to the condensed consolidated financial statements for more detail on these claims.

SOUTH JERSEY GAS COMPANY

This section of Management’s Discussion focuses on SJG for the reported periods. In many cases, explanations and disclosures for both SJI and SJG are substantially the same or specific disclosures for SJG are included in the Management's Discussion for SJI.

RESULTS OF OPERATIONS:

The results of operations for the SJG utility operations are described in detail above; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations under South Jersey Industries, Inc. Refer to the section entitled “Results of Operations - SJG Utility Operations” for a detailed discussion of the results of operations for SJG.

The following table summarizes the composition of selected gas utility throughput for the three month periods ended March 31, (in thousands):

	Three Months Ended March 31,
	2019	2018
Utility Throughput – dts:
Firm Sales -
Residential	12,978	12,730
Commercial	3,123	2,709
Industrial	195	215
Cogeneration & Electric Generation	83	255
Firm Transportation -
Residential	628	829
Commercial	2,707	3,141
Industrial	2,790	2,975
Cogeneration & Electric Generation	1,342	1,021

Total Firm Throughput	23,846	23,875

Interruptible Sales	6	9
Interruptible Transportation	320	301
Off-System Sales	5,063	6,747
Capacity Release	17,331	18,029

Total Throughput - Utility	46,566	48,961

Throughput – Gas Utility Operations - Total gas throughput decreased 2.4 MMdts for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to 1.7 MMdts decrease in OSS volume for the three months ended March 31, 2019. The decrease in OSS volume is due to less extreme cold spells which compressed spread values, and in turn decreased OSS opportunities.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Net Income Impact:
CIP – Weather Related	$0.6	$0.9
CIP – Usage Related	—	(2.2)
Total Net Income Impact	$0.6	$(1.3)

Weather Compared to 20-Year Average	274.5% Colder	1.4% Warmer
Weather Compared to Prior Year	1.5% Colder	12.5% Colder

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

Three Months Ended March 31, 2019 vs. 2018
Operations	(273)
Maintenance	1,281
Depreciation	1,381
Energy and Other Taxes	734

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.4 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes -The change in Energy and Other Taxes for the three months ended March 31, 2019 compared with the same period in 2018 was not significant.

Other Income and Expense - The change in Other Income and Expense for the three months ended March 31, 2019 compared with the same period in 2018 was not significant.

Interest Charges – Interest charges increased $1.1 million for the three months ended March 31, 2019 compared with the same period in 2018, primarily due to higher amounts of long-term debt outstanding.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $87.8 million and $44.5 million in the first three months of 2019 and 2018, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first three months of 2019 produced more net cash than the same period in 2018, primarily due to higher collections under SJG regulatory clauses and lower environmental remediation spending, partially offset by higher working capital needs.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2019, 2020 and 2021 to be approximately $289.3 million, $336.7 million and $347.9 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

As noted above, SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement.

SJI did not contribute any equity to SJG during the three months ended March 31, 2019 or 2018.

SJG’s capital structure was as follows:

	As of March 31, 2019	As of December 31, 2018
Common Equity	52.6%	50.2%
Long-Term Debt	44.2%	44.5%
Short-Term Debt	3.2%	5.3%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2019 and 2018 amounted to net cash outflows of $3.9 million and $14.4 million, respectively. Total net cash outflows for remediation projects are expected to be $32.3 million, $38.0 million and $33.4 million for 2019, 2020 and 2021, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2018, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of March 31, 2019, averaged $81.4 million annually and totaled $484.4 million over the contracts’ lives.  Approximately 31% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018. except for the addition of $10.0 million of long-term debt outstanding, see Note 14 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements - SJG has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

SJI:

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) gains of $(12.1) million and $23.4 million for the three months ended March 31, 2019 and 2018, respectively, which are included with realized (losses) gains in Operating Revenues — Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2019 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$4,340	$519	$8	$4,867
Prices provided by other external sources	11,150	4,804	569	16,523
Prices based on internal models or other valuation methods	13,802	7,605	60	21,467

Total	$29,292	$12,928	$637	$42,857

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$1,565	$661	$1	$2,227
Prices provided by other external sources	9,904	1,784		11,688
Prices based on internal models or other valuation methods	9,923	3,267	—	13,190

Total	$21,392	$5,712	$1	$27,105

•
NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 47.0 MMdts with a weighted average settlement price of $2.80 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 15.5MMdts with a weighted average settlement price of $(0.34) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 42.8 MMdts with a weighted average settlement price of $2.44 per dt.

•	Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.3 MMmwh with a weighted average settlement price of $32.35 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2019	$29,800
Contracts Settled During the Three Months Ended March 31, 2019, Net	(16,669)
Other Changes in Fair Value from Continuing and New Contracts, Net	2,621

Net Derivatives — Energy Related Assets, March 31, 2019	$15,752

As a result of the transaction to sell certain solar sites to a third party (see Note 1 to the condensed consolidated financial statements), Marina will no longer generate SRECs on its own behalf and is no longer exposed to market risk associated with SRECs.

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at March 31, 2019 was $850.2 million and averaged $970.2 million during the first three months of 2019. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $7.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; and 2014 - 1 b.p. decrease. At March 31, 2019, our average interest rate on variable-rate debt was 3.12%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of March 31, 2019, the interest costs on $1.97 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of March 31, 2019, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of March 31, 2019, SJI had approximately $14.5 million, or 33.9%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

As of March 31, 2019, SJRG had $72.0 million of Accounts Receivable under sales contracts. Of that total, 28.9% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2019 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$303	$—	$303
Prices provided by other external sources	64	—	64
Prices based on internal models or other valuable methods	1,709	—	1,709

Total	$2,076	$—	$2,076

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$687	$96	$783
Prices provided by other external sources	3	—	3
Prices based on internal models or other valuable methods	3	—	3

Total	$693	$96	$789

Contracted volumes of SJG's NYMEX contracts are 13.2 MMdts with a weighted-average settlement price of $2.80 per dt. Contracted volumes of SJG's Basis contracts are 2.5 MMdts with a weighted-average settlement price of $0.15 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2019	$3,290
Contracts Settled During the Three Months ended March 31, 2019, Net	(3,528)
Other Changes in Fair Value from Continuing and New Contracts, Net	1,525
Net Derivatives — Energy Related Assets, March 31, 2019	$1,287

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at March 31, 2019, was $388.6 million and averaged $401.6 million during the first three months of 2019. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $2.9 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; and 2014 - 32 b.p. increase. As of March 31, 2019, SJG's average interest rate on variable-rate debt was 3.16%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2019, the interest costs on $590.3 million of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that the disclosure controls and procedures employed at SJI and SJG are effective.

Changes in Internal Control Over Financial Reporting

On July 1, 2018, SJI completed the acquisition of ETG and ELK. See Note 17 - Business Combination in the Notes to the condensed consolidated financial statements for additional information. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company.  SJI is in the process of integrating ETG and ELK into its internal control over financial reporting structure.  As a result of these integration activities, certain controls will be evaluated and may be changed.  The operations of ETG and ELK represented 37% of SJI's consolidated assets and 23% of SJI's consolidated revenues as of and for the three months ended March 31, 2019. There have not been any changes in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 1, Note 11, Pending Litigation.

Item 1A. Risk Factors

There have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2018.

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

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the Securities and Exchange Commission on May 8, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the Securities and Exchange Commission on May 8, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	May 8, 2019	By:	/s/ Cielo Hernandez
Cielo Hernandez
Senior Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	May 8, 2019	By:	/s/ Ann T. Anthony
Ann T. Anthony
Treasurer - SJG
(Principal Financial & Accounting Officer)