Form 10-Q
period 2019-06-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2019-08-08
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ______________________

Commission File Number	Exact name of registrant as specified in its charter	State of Incorporation	I.R.S. Employer Identification No.	Securities registered pursuant to Section 12(b) of the Act (Title of each class):	Trading Symbol	Name of exchange on which registered
1-6364	South Jersey Industries, Inc.	New Jersey	22-1901645	Common Stock - $1.25 par value per share	SJI	New York Stock Exchange
000-22211	South Jersey Gas Co	New Jersey	21-0398330	None	N/A	N/A

	Address of principal executive offices	City	State	Zip Code	Registrant's telephone number, including area code
South Jersey Industries, Inc.	1 South Jersey Plaza	Folsom	New Jersey	08037	(609)	561-9000
South Jersey Gas Co	1 South Jersey Plaza	Folsom	New Jersey	08037	(609)	561-9000

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
South Jersey Gas Co:
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

South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of August 1, 2019 was 92,390,349 shares. South Jersey Gas Co common stock ($2.50 par value) outstanding as of August 1, 2019 was 2,339,139 shares. All of South Jersey Gas Co's outstanding shares of common stock are held by SJI Utilities, Inc, which is a wholly-owned subsidiary of SJI.
South Jersey Gas Co is a wholly-owned subsidiary of SJI Utilities, Inc. and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Co files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	One billion cubic feet
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CEGR	Compounded Earnings Annual Growth Rate
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program
CODM	Chief Operating Decision Maker
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
LFGTE	Landfill Gas-to-Energy
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
Marina	Marina Energy, LLC

Mcf	One thousand cubic feet
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmwh	One million megawatt hours
Morie	The Morie Company, Inc.
MTN	Medium Term Notes
MW	Megawatts
MWh	Megawatt-hours
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
ROE	Return on Equity
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
USF	Statewide Universal Service Fund
Utilities	Represents SJI's three utility businesses: SJG, ETG, and ELK
UWUA	United Workers Union of America
VIE	Variable Interest Entity
WNC	Weather Normalization Clause

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

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended June 30,
	2019	2018
Operating Revenues:
Utility	$106,832	$75,603
Nonutility	160,102	151,727
Total Operating Revenues	266,934	227,330
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	16,721	18,181
- Nonutility	148,620	127,615
Operations	56,608	58,007
Impairment Charges	—	99,233
Maintenance	9,273	6,812
Depreciation	24,129	24,771
Energy and Other Taxes	2,717	1,243
Total Operating Expenses	258,068	335,862
Operating Income (Loss)	8,866	(108,532)

Other Income and Expense	29	974
Interest Charges	(28,434)	(19,561)
Loss Before Income Taxes	(19,539)	(127,119)
Income Taxes	4,646	31,972
Equity in Earnings of Affiliated Companies	1,589	1,354
Loss from Continuing Operations	(13,304)	(93,793)
Loss from Discontinued Operations - (Net of tax benefit)	(95)	(26)
Net Loss	$(13,399)	$(93,819)

Basic Earnings Per Common Share:
Continuing Operations	$(0.14)	$(1.12)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.14)	$(1.12)

Average Shares of Common Stock Outstanding - Basic	92,389	84,080

Diluted Earnings Per Common Share:
Continuing Operations	$(0.14)	$(1.12)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.14)	$(1.12)

Average Shares of Common Stock Outstanding - Diluted	92,389	84,080

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six Months Ended June 30,
	2019	2018
Operating Revenues:
Utility	$521,178	$307,371
Nonutility	383,054	441,904
Total Operating Revenues	904,232	749,275
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	205,170	105,298
- Nonutility	362,558	323,566
Operations	119,434	105,051
Impairment Charges	—	99,233
Maintenance	18,903	13,674
Depreciation	47,814	49,433
Energy and Other Taxes	6,934	3,682
Total Operating Expenses	760,813	699,937
Operating Income	143,419	49,338

Other Income and Expense	2,604	3,735
Interest Charges	(57,087)	(33,533)
Income Before Income Taxes	88,936	19,540
Income Taxes	(20,303)	(4,443)
Equity in Earnings of Affiliated Companies	3,762	2,416
Income from Continuing Operations	72,395	17,513
Loss from Discontinued Operations - (Net of tax benefit)	(157)	(92)
Net Income	$72,238	$17,421

Basic Earnings Per Common Share:
Continuing Operations	$0.79	$0.21
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.79	$0.21

Average Shares of Common Stock Outstanding - Basic	91,863	81,850

Diluted Earnings Per Common Share:
Continuing Operations	$0.79	$0.21
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.79	$0.21

Average Shares of Common Stock Outstanding - Diluted	91,979	82,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2019	2018
Net Loss	$(13,399)	$(93,819)

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	8	8

Other Comprehensive Income - Net of Tax*	8	8

Comprehensive Loss	$(13,391)	$(93,811)

	Six Months Ended June 30,
	2019	2018
Net Income	$72,238	$17,421

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	16	17

Other Comprehensive Income - Net of Tax*	16	17

Comprehensive Income	$72,254	$17,438

* Determined using a combined average statutory tax rate of approximately 27% and 25% in 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2019	2018
Net Cash Provided by Operating Activities	$216,079	$152,828

Cash Flows from Investing Activities:
Capital Expenditures	(256,587)	(125,973)
Acquisition-related Working Capital Settlement	15,600	—
Proceeds from Sale of Property, Plant & Equipment	24,292	—
Investment in Long-Term Receivables	(6,585)	(3,947)
Proceeds from Long-Term Receivables	4,983	5,035
Purchase of Company-Owned Life Insurance	—	(574)
Investment in Affiliates	(3,088)	(8,413)
Advances to Affiliates	(858)	—
Net Repayment of Notes Receivable - Affiliates	—	2,006

Net Cash Used in Investing Activities	(222,243)	(131,866)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	409,502	(10,000)
Proceeds from Issuance of Long-Term Debt	10,000	1,592,500
Principal Repayments of Long-Term Debt	(575,000)	—
Payments for Issuance of Long-Term Debt	(1,275)	(13,821)
Net Settlement of Restricted Stock	—	(776)
Dividends on Common Stock	(26,562)	(22,292)
Proceeds from Sale of Common Stock	189,032	173,750
Payments for the Issuance of Common Stock	—	(6,554)

Net Cash Provided by Financing Activities	5,697	1,712,807

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(467)	1,733,769
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	31,679	39,695

Cash, Cash Equivalents and Restricted Cash at End of Period	$31,212	$1,773,464

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2019	December 31, 2018
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$4,660,845	$4,341,113
Accumulated Depreciation	(815,987)	(787,243)
Nonutility Property and Equipment, at cost	151,628	152,232
Accumulated Depreciation	(54,845)	(52,629)

Property, Plant and Equipment - Net	3,941,641	3,653,473

Investments:
Available-for-Sale Securities	41	41
Restricted	19,019	1,649
Investment in Affiliates	81,759	76,122

Total Investments	100,819	77,812

Current Assets:
Cash and Cash Equivalents	12,193	30,030
Accounts Receivable	223,314	337,502
Unbilled Revenues	21,253	79,538
Provision for Uncollectibles	(20,508)	(18,842)
Notes Receivable - Affiliate	2,804	1,945
Natural Gas in Storage, average cost	49,431	60,425
Materials and Supplies, average cost	1,751	1,743
Prepaid Taxes	38,982	30,694
Derivatives - Energy Related Assets	34,988	54,021
Assets Held For Sale	28,696	59,588
Other Prepayments and Current Assets	36,056	26,548

Total Current Assets	428,960	663,192

Regulatory and Other Noncurrent Assets:
Regulatory Assets	682,264	662,969
Derivatives - Energy Related Assets	11,883	7,169
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	29,325	27,961
Goodwill	703,864	734,607
Other	116,231	116,119

Total Regulatory and Other Noncurrent Assets	1,556,842	1,562,100

Total Assets	$6,028,262	$5,956,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2019	December 31, 2018
Capitalization and Liabilities
Equity:
Common Stock	$115,488	$106,883
Premium on Common Stock	1,024,974	843,268
Treasury Stock (at par)	(283)	(292)
Accumulated Other Comprehensive Loss	(26,079)	(26,095)
Retained Earnings	362,372	343,258

Total Equity	1,476,472	1,267,022

Long-Term Debt	1,798,551	2,106,863

Total Capitalization	3,275,023	3,373,885

Current Liabilities:
Notes Payable	680,002	270,500
Current Portion of Long-Term Debt	478,909	733,909
Accounts Payable	288,881	410,463
Customer Deposits and Credit Balances	33,427	32,058
Environmental Remediation Costs	53,230	47,592
Taxes Accrued	2,671	5,881
Derivatives - Energy Related Liabilities	35,229	24,134
Deferred Contract Revenues	1,772	1,772
Derivatives - Other Current	1,092	588
Dividends Payable	26,562	—
Interest Accrued	13,895	14,208
Pension Benefits	3,632	3,631
Other Current Liabilities	26,766	36,102

Total Current Liabilities	1,646,068	1,580,838

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	89,450	85,836
Pension and Other Postretirement Benefits	111,134	110,112
Environmental Remediation Costs	201,381	206,058
Asset Retirement Obligations	206,741	80,163
Derivatives - Energy Related Liabilities	7,278	7,256
Derivatives - Other Noncurrent	11,449	7,285
Regulatory Liabilities	457,958	478,499
Other	21,780	26,645

Total Deferred Credits and Other Noncurrent Liabilities	1,107,171	1,001,854

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$6,028,262	$5,956,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2019	106,883	843,268	(292)	(26,095)	343,258	1,267,022
Net Income	—	—	—	—	85,637	85,637
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	8,603	179,829	17	—	—	188,449
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at March 31, 2019	115,486	1,023,097	(275)	(26,087)	402,333	1,514,554
Net Loss	—	—	—	—	(13,399)	(13,399)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2	1,877	(8)	—	—	1,871
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at June 30, 2019	115,488	1,024,974	(283)	(26,079)	362,372	1,476,472

Balance at January 1, 2018	99,436	709,658	(271)	(36,765)	420,351	1,192,409
Net Income	—	—	—	—	111,240	111,240
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	80	98	(3)	—	—	175
Cash Dividends Declared - Common Stock ($0.28 per share)	—	—	—	—	(22,336)	(22,336)
Balance at March 31, 2018	99,516	709,756	(274)	(36,756)	509,255	1,281,497
Net Loss	—	—	—	—	(93,819)	(93,819)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	7,366	132,571	(8)	—	—	139,929
Cash Dividends Declared - Common Stock ($0.28 per share)	—	—	—	—	(23,898)	(23,898)
Balance at June 30, 2018	106,882	842,327	(282)	(36,748)	391,538	1,303,717

The accompanying notes are an integral part of the condensed consolidated financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (Unaudited)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2019	(25,626)	(362)	(10)	(97)	(26,095)
Changes During Period	—	8	—	—	8
Balance at March 31, 2019	(25,626)	(354)	(10)	(97)	(26,087)
Changes During Period	—	8	—	—	8
Balance at June 30, 2019	(25,626)	(346)	(10)	(97)	(26,079)

Balance at January 1, 2018	(36,262)	(396)	(10)	(97)	(36,765)
Changes During Period	—	9	—	—	9
Balance at March 31, 2018	(36,262)	(387)	(10)	(97)	(36,756)
Changes During Period	—	8	—	—	8
Balance at June 30, 2018	(36,262)	(379)	(10)	(97)	(36,748)

(A) Determined using a combined average statutory tax rate of 27% for 2019 and 25% for 2018.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,

	2019	2018
Operating Revenues	$62,268	$76,801

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	2,654	19,379
Operations	25,194	27,268
Maintenance	7,006	6,812
Depreciation	16,045	14,401
Energy and Other Taxes	1,154	498

Total Operating Expenses	52,053	68,358

Operating Income	10,215	8,443

Other Income and Expense	328	607

Interest Charges	(7,896)	(6,999)

Income Before Income Taxes	2,647	2,051

Income Taxes	(671)	(482)

Net Income	$1,976	$1,569

The accompanying notes are an integral part of the condensed financial statements.

	Six Months Ended June 30,

	2019	2018
Operating Revenues	$334,466	$311,260

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	121,534	109,187
Operations	54,291	56,638
Maintenance	15,149	13,674
Depreciation	31,789	28,764
Energy and Other Taxes	3,143	1,753

Total Operating Expenses	225,906	210,016

Operating Income	108,560	101,244

Other Income and Expense	2,259	3,117

Interest Charges	(15,744)	(13,727)

Income Before Income Taxes	95,075	90,634

Income Taxes	(24,368)	(22,318)

Net Income	$70,707	$68,316

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,

	2019	2018
Net Income	$1,976	$1,569

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	8	8

Other Comprehensive Income - Net of Tax *	8	8

Comprehensive Income	$1,984	$1,577

	Six Months Ended June 30,
	2019	2018
Net Income	$70,707	$68,316

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	16	17

Other Comprehensive Income - Net of Tax *	16	17

Comprehensive Income	$70,723	$68,333

* Determined using a combined average statutory tax rate of approximately 27% and 25% in 2019 and 2018, respectively.

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,

	2019	2018
Net Cash Provided by Operating Activities	$126,275	$85,263

Cash Flows from Investing Activities:
Capital Expenditures	(124,122)	(113,226)
Investment in Long-Term Receivables	(6,585)	(3,947)
Proceeds from Long-Term Receivables	4,983	5,035

Net Cash Used in Investing Activities	(125,724)	(112,138)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(4,398)	24,400
Proceeds from Issuance of Long-Term Debt	10,000	—
Payments from Issuance of Long-Term Debt	—	(5)

Net Cash Provided by Financing Activities	5,602	24,395

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6,153	(2,480)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,262	4,619

Cash, Cash Equivalents and Restricted Cash at End of Period	$9,415	$2,139

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2019	December 31, 2018
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,020,518	$2,907,202
Accumulated Depreciation	(546,149)	(523,743)

Property, Plant and Equipment - Net	2,474,369	2,383,459

Investments:
Restricted Investments	7,798	1,278

Total Investments	7,798	1,278

Current Assets:
Cash and Cash Equivalents	1,617	1,984
Accounts Receivable	90,190	101,572
Accounts Receivable - Related Parties	203	2,442
Unbilled Revenues	8,415	43,271
Provision for Uncollectibles	(13,724)	(13,643)
Natural Gas in Storage, average cost	13,270	16,336
Materials and Supplies, average cost	619	619
Prepaid Taxes	28,475	28,772
Derivatives - Energy Related Assets	1,829	5,464
Other Prepayments and Current Assets	20,500	11,280

Total Current Assets	151,394	198,097

Regulatory and Other Noncurrent Assets:
Regulatory Assets	499,864	492,365
Long-Term Receivables	27,126	25,531
Derivatives - Energy Related Assets	—	15
Other	23,159	17,491

Total Regulatory and Other Noncurrent Assets	550,149	535,402

Total Assets	$3,183,710	$3,118,236

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2019	December 31, 2018
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(22,341)	(22,357)
Retained Earnings	739,494	668,787

Total Equity	1,078,745	1,008,022

Long-Term Debt	564,808	874,507

Total Capitalization	1,643,553	1,882,529

Current Liabilities:
Notes Payable	103,102	107,500
Current Portion of Long-Term Debt	338,909	18,909
Accounts Payable - Commodity	34,065	48,490
Accounts Payable - Other	43,577	52,966
Accounts Payable - Related Parties	6,265	12,563
Derivatives - Energy Related Liabilities	5,996	2,146
Derivatives - Other Current	464	343
Customer Deposits and Credit Balances	22,683	23,862
Environmental Remediation Costs	39,860	33,022
Taxes Accrued	2,141	1,891
Pension Benefits	3,597	3,597
Interest Accrued	7,117	7,134
Other Current Liabilities	7,664	9,444

Total Current Liabilities	615,440	321,867

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	272,370	286,539
Deferred Income Taxes - Net	350,500	325,886
Environmental Remediation Costs	110,491	115,049
Asset Retirement Obligations	81,631	79,890
Pension and Other Postretirement Benefits	97,970	96,053
Derivatives - Energy Related Liabilities	297	43
Derivatives - Other Noncurrent	7,236	5,524
Other	4,222	4,856

Total Regulatory and Other Noncurrent Liabilities	924,717	913,840

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,183,710	$3,118,236

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	5,848	355,744	(22,357)	668,787	1,008,022
Net Income	—	—	—	68,731	68,731
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2019	5,848	355,744	(22,349)	737,518	1,076,761
Net Income	—	—	—	1,976	1,976
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2019	5,848	355,744	(22,341)	739,494	1,078,745

Balance at January 1, 2018	5,848	355,744	(25,997)	585,838	921,433
Net Income	—	—	—	66,747	66,747
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at March 31, 2018	5,848	355,744	(25,988)	652,585	988,189
Net Income	—	—	—	1,569	1,569
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2018	5,848	355,744	(25,980)	654,154	989,766

The accompanying notes are an integral part of the condensed financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (Unaudited)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives (A)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	(21,901)	(456)	(22,357)
Changes During Period	—	8	8
Balance at March 31, 2019	(21,901)	(448)	(22,349)
Changes During Period	—	8	8
Balance at June 30, 2019	(21,901)	(440)	(22,341)

Balance at January 1, 2018	(25,507)	(490)	(25,997)
Changes During Period	—	9	9
Balance at March 31, 2018	(25,507)	(481)	(25,988)
Changes During Period	—	8	8
Balance at June 30, 2018	(25,507)	(473)	(25,980)

(A) Determined using a combined average statutory tax rate of 27% for 2019 and 25% for 2018.

The accompanying notes are an integral part of the condensed financial statements.

 Notes to Condensed Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - SJI provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪	SJIU is a holding company that owns SJG, and, as of July 1, 2018, ETG and ELK (see "Acquisition" below).

*	SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.

*	ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.

*	ELK is a regulated natural gas utility which distributes natural gas in northern Maryland.

▪	SJE acquires and markets electricity to retail end users. In November 2018, the Company sold SJE's retail gas businesses.

▪	SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪	SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪	Marina develops and operates on-site energy-related projects. The significant wholly-owned subsidiaries of Marina include:

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

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its direct and indirect wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Beginning as of the date of their acquisition, July 1, 2018, SJI is also reporting on a consolidated basis the combined operations of ETG and ELK.

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

ACQUISITION - On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"), for total consideration of $1.72 billion (see Note 17).

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
During the first six months of 2019, seven projects were sold for total consideration of $24.3 million. The Company currently has one other project that is part of the Transaction and has not yet closed, but is expected to close in 2019. The Company also has two projects that are not part of the Transaction but are also expected to be sold in 2019. The value of all unsold solar assets is $28.7 million and is recorded as Assets Held For Sale on the condensed consolidated balance sheets as of June 30, 2019, where they will remain until they are transferred to a buyer.

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

No impairments were identified at SJI for the three and six months ended June 30, 2019. SJI recorded an impairment charge within the on-site energy production segment of $99.2 million (pre-tax) during the three and six months ended June 30, 2018, which was recorded in Impairment Charges on the condensed consolidated statements of income. This impairment charge was the result of the transaction described above under "Agreement to Sell Solar Assets" triggering an indicator of impairment as the purchase price was less than the carrying amount for several of the assets being sold (but not all of them) and, as a result, several assets were considered to be impaired.

No impairments were identified at SJG for the three and six months ended June 30, 2019 and 2018, respectively.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these properties during the three and six months ended June 30, 2019 or 2018. As of both June 30, 2019 and December 31, 2018, $8.6 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of June 30, 2019 and December 31, 2018, SJI held 226,245 and 233,482 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

GOODWILL - See Note 18.

AMA - On July 1, 2018, SJRG purchased from a third party an AMA whereby SJRG manages the pipeline capacity of ETG. Total cash payment was $11.3 million. The AMA expires on March 31, 2022. Under the AMA, SJRG pays ETG an annual fee of $4.25 million, plus additional profit sharing as defined in the AMA. The amounts received by ETG are credited to its BGSS clause and returned to its ratepayers. The total purchase price was allocated as follows (in thousands):

Natural Gas in Storage	$9,685
Intangible Asset	19,200
Profit Sharing - Other Liabilities	(17,546)
Total Consideration	$11,339

As of June 30, 2019 and December 31, 2018, the balance of the intangible asset is $14.1 million and $16.6 million, respectively, and is recorded to Other Current and Noncurrent Assets on the condensed consolidated balance sheets of SJI, with the reduction being due to amortization. As of June 30, 2019 and December 31, 2018, the balance in the liability is $12.8 million and $17.0 million and is recorded to Regulatory Liabilities on the condensed consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

CURRENT PORTION OF LONG-TERM DEBT - As of June 30, 2019 and December 31, 2018, SJI had $478.9 million and $733.9 million, respectively, of long-term debt that is due within one year. The decrease is due to $575.0 million of long-term debt that was paid down in 2019 (see Note 14), partially offset by SJG's term loan of $320.0 million becoming due in April 2020 and classified as current on the condensed consolidated balance sheets. SJI expects to further reduce its debt in 2019 using cash provided from the sale of the remaining solar assets, along with the sale of other assets considered non-core to its business. The remaining long-term debt that is due within one year is expected to be paid by utilizing funds provided from refinancing activity and from the Company's revolving credit facilities.

AOCL - SJI and SJG release income tax effects from AOCL on an individual unit of account basis.

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

As of January 1, 2019, the Company designed the necessary changes to its existing processes and configured all system requirements to adopt the new standard and applied its provisions to all contracts using the optional transition method discussed above, and by applying certain transition practical expedients. The Company elected the “package of practical expedients,” which permits the Company to not reassess under Topic 842 the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the expedient not to evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases. The Company has elected not to use hindsight when determining the lease term at the effective date. The Company elected the short-term lease recognition exemption for all leases that qualify. For the leases that qualify, including leases effective at adoption, the Company will not recognize right-of-use assets or lease liabilities. The Company has elected the practical expedient to not separate lease and non-lease components for all leases. The Company’s non-lease components are primarily related to property maintenance on real estate leases, which varies based on future outcomes, and thus is recognized in rent expense when incurred. Additionally, the Company elected to apply a portfolio approach when establishing the discount rate for certain of its leases.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU provide codification improvements and further clarification on several topics, including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as well as ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). Since SJI and SJG have adopted the amendments in ASU 2017-12 (with no impact to the financial statements results of SJI or SJG) as of April 25, 2019 (the issuance date of ASU 2019-04), the effective date for the amendments to Topic 815 contained in ASU 2019-04 is as of the beginning of the first annual reporting period beginning after April 25, 2019. Early adoption is permitted, including adoption on any date on or after April 25, 2019. The amendments are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption in any interim period is permitted. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326). The amendments in this ASU provide optional targeted transition relief for entities adopting the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in ASU 2019-05 provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement - Overall, and 825-10. The amendments in ASU 2019-05, along with ASU 2016-13, are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2.	STOCK-BASED COMPENSATION PLAN:

Under SJI's 2015 Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the six months ended June 30, 2019 and 2018. No stock appreciation rights have been issued under the Plan. During the six months ended June 30, 2019 and 2018, SJI granted 181,387 and 197,844 restricted shares, respectively, to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving an ROE of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. Beginning in 2018, the vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. During the six months ended June 30, 2019 and 2018, Officers and other key employees were granted 85,146 and 64,712 shares of time-based restricted stock, respectively, which are included in the shares noted above.

Grants containing market-based performance targets use SJI's TSR relative to a peer group to measure performance. As TSR-based grants are contingent upon market and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant on a straight-line basis over the requisite three year period of each award. In addition, SJI identifies specific forfeitures of share-based awards, and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of performance goals. The fair value of TSR-based restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

Earnings-based performance targets include pre-defined EGR and ROE goals to measure performance. Performance targets include pre-defined CEGR for SJI. As EGR-based, ROE-based and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

During the six months ended June 30, 2019 and 2018, SJI granted 30,028 and 26,416 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at June 30, 2019 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2017 - TSR	41,103	$32.17	20.8%	1.47%
	2017 - CEGR, Time	54,677	$33.69	N/A	N/A
	2018 - TSR	51,731	$31.05	21.9%	2.00%
	2018 - CEGR, Time	86,038	$31.23	N/A	N/A
	2019 - TSR	38,934	$32.88	23.2%	2.40%
	2019 - CEGR, Time	139,663	$31.26	N/A	N/A

Directors -	2019	30,028	$26.89	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Officers & Key Employees	$1,534	$1,090	$2,284	$2,190
Directors	202	206	404	412
Total Cost	1,736	1,296	2,688	2,602

Capitalized	47	(101)	(34)	(202)
Net Expense	$1,783	$1,195	$2,654	$2,400

As of June 30, 2019, there was $8.6 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity for SJI during the six months ended June 30, 2019, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2019	411,809	26,416	$29.57
Granted	181,387	30,028	$30.94
Cancelled/Forfeited	(33,516)	—	$31.60
Vested	(147,534)	(26,416)	$26.04
Nonvested Shares Outstanding, June 30, 2019	412,146	30,028	$31.46

During the six months ended June 30, 2019 and 2018, SJI awarded 125,288 shares to its Officers and other key employees at a market value of $3.7 million, and 66,894 shares at a market value of $2.0 million, respectively. During the six months ended June 30, 2019 and 2018, SJI also awarded 26,416 and 30,394 shares to its Directors at a market value of $0.8 million and $1.0 million, respectively.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the six months ended June 30, 2019 and 2018, SJG officers and other key employees were granted 6,095 and 32,185 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the six months ended June 30, 2019 and 2018 was $0.1 million and $0.3 million, respectively. Approximately 65% of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

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

SJRG had net sales to EnergyMark of $5.3 million and $8.0 million for the three months ended June 30, 2019 and 2018, respectively, and $19.2 million and $21.2 million for the six months ended June 30, 2019 and 2018, respectively.

EnerConnex - SJI has a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity.

During the first six months of 2019 and 2018, SJI made net investments in unconsolidated affiliates of $3.9 million and $6.4 million, respectively.  As of June 30, 2019 and December 31, 2018, the outstanding balance of Notes Receivable – Affiliate was $16.1 million and $15.2 million, respectively. As of both June 30, 2019 and December 31, 2018, $13.6 million of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. As of June 30, 2019 and December 31, 2018, the remaining $2.5 million and $1.6 million, respectively, of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2019, SJI had a net asset of approximately $81.8 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2019, is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $97.9 million.

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

Summarized operating results of the discontinued operations for the three and six months ended June 30, 2019 and 2018, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss before Income Taxes:
Sand Mining	$(23)	$7	$(44)	$(33)
Fuel Oil	(96)	(40)	(153)	(81)
Income Tax Benefits	24	7	40	22
Loss from Discontinued Operations — Net	$(95)	$(26)	$(157)	$(92)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues/Affiliates:
SJRG	$1,142	$1,109	$2,426	$3,697
Marina	105	89	221	192
Other	20	23	40	46
Total Operating Revenue/Affiliates	$1,267	$1,221	$2,687	$3,935

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$3,335	$2,093	$6,582	$27,431

Operations Expense/Affiliates:
SJI	$5,694	$6,708	$10,420	$13,751
SJIU	578	—	578	—
Millennium	789	744	1,552	1,441
Other	426	(117)	961	(232)
Total Operations Expense/Affiliates	$7,487	$7,335	$13,511	$14,960

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

4.	COMMON STOCK:

The following shares were issued and outstanding for SJI:

2019
Beginning Balance, January 1	85,506,218
New Issuances During the Period:
Settlement of Equity Forward Sale Agreement	6,779,661
Stock-Based Compensation Plan	104,470
Ending Balance, June 30	92,390,349

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $181.7 million was recorded in Premium on Common Stock. The increase is discussed under "Forward Shares" below.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of June 30, 2019. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

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

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 115,798 and 452,210 for the six months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, incremental shares of 100,012 and 806,695, respectively, were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2, along with the impact of the Equity Units discussed above, accounted for under the treasury stock method.

DIVIDENDS PER SHARE — SJI's dividends per share were $0.29 and $0.28 for the three months ended June 30, 2019 and 2018, respectively, and $0.58 and $0.56 for the six months ended June 30, 2019 and 2018, respectively. Cash dividends were not declared or paid by the Utilities to SJI during the three and six months ended June 30, 2019 or 2018.

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

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with certain counterparties to support their risk management activities associated with hedging commodities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of June 30, 2019 and December 31, 2018, SJI's balances (including SJG) in these accounts totaled $19.0 million and $1.6 million, respectively, held by the counterparties, which is recorded in Restricted Investments on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, SJG's balance held by the counterparties totaled $7.8 million and $1.3 million and was recorded in Restricted Investments on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at June 30, 2019 and December 31, 2018, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2019
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$12,193	$1,617
Restricted Investments	19,019	7,798
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,212	$9,415

	As of December 31, 2018
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$30,030	$1,984
Restricted Investments	1,649	1,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,679	$3,262

NOTES RECEIVABLE-AFFILIATES - As of June 30, 2019, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $4.5 million and $5.3 million as of June 30, 2019 and December 31, 2018, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.6 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively. The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at June 30, 2019 and December 31, 2018, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of June 30, 2019, SJI had approximately $15.9 million, or 33.8%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at June 30, 2019 and December 31, 2018, except as noted below.

•
For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•
The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of June 30, 2019 and December 31, 2018, were $2.43 billion and $2.91 billion, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of June 30, 2019 and December 31, 2018, were $2.28 billion and $2.84 billion, respectively. SJI's carrying amounts as of June 30, 2019 and December 31, 2018 are net of unamortized debt issuance costs of $25.3 million and $27.0 million, respectively.

•
The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2019 and December 31, 2018, were $929.3 million and $895.1 million, respectively. The carrying amounts of SJG's long-term debt, including current maturities, as of June 30, 2019 and December 31, 2018, were $903.7 million and $893.4 million, respectively. The carrying amounts as of June 30, 2019 and December 31, 2018 are net of unamortized debt issuance costs of $6.5 million and $6.8 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at June 30, 2019 and December 31, 2018.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues:
SJI Utilities:
SJG Utility Operations	62,268	$76,801	$334,466	$311,260
ETG Utility Operations	44,854	—	185,028	—
ELK Utility Operations	944	—	4,318	—
Subtotal SJI Utilities	108,066	76,801	523,812	311,260
Energy Group:
Wholesale Energy Operations	126,483	67,220	316,490	257,563
Retail Gas and Other Operations	—	23,168	—	63,369
Retail Electric Operations	20,531	42,662	43,222	86,697
Subtotal Energy Group	147,014	133,050	359,712	407,629
Energy Services:
On-Site Energy Production	14,788	24,734	26,118	45,891
Appliance Service Operations	484	451	1,015	971
Subtotal Energy Services	15,272	25,185	27,133	46,862
Corporate and Services	11,815	11,082	21,186	24,082
Subtotal	282,167	246,118	931,843	789,833
Intersegment Sales	(15,233)	(18,788)	(27,611)	(40,558)
Total Operating Revenues	$266,934	$227,330	$904,232	$749,275

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Income (Loss):
SJI Utilities:
SJG Utility Operations	$10,215	$8,443	$108,560	$101,244
ETG Utility Operations	2,051	—	46,200	—
ELK Utility Operations	(32)	—	598	—
Subtotal SJI Utilities	12,234	8,443	155,358	101,244
Energy Group:
Wholesale Energy Operations	(2,386)	(10,472)	(4,892)	65,185
Retail Gas and Other Operations	—	1,659	—	(4,099)
Retail Electric Operations	(2,313)	1,094	(3,969)	886
Subtotal Energy Group	(4,699)	(7,719)	(8,861)	61,972
Energy Services:
On-Site Energy Production	1,343	(100,435)	1,461	(100,989)
Appliance Service Operations	421	442	1,016	945
Subtotal Energy Services	1,764	(99,993)	2,477	(100,044)
Corporate and Services	(433)	(9,263)	(5,555)	(13,834)
Total Operating Income (Loss)	$8,866	$(108,532)	$143,419	$49,338

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$23,083	$20,274	$45,785	$40,589
ETG Utility Operations	6,813	—	13,471	—

ELK Utility Operations	113	—	225	—
Subtotal SJI Utilities	30,009	20,274	59,481	40,589
Energy Group:
Wholesale Energy Operations	25	29	48	52
Retail Gas and Other Operations	—	78	—	153
Subtotal Energy Group	25	107	48	205
Energy Services:
On-Site Energy Production	1,256	10,324	2,508	20,595
Appliance Service Operations	—	—	—	—
Subtotal Energy Services	1,256	10,324	2,508	20,595
Corporate and Services	1,754	5,951	2,998	9,165
Total Depreciation and Amortization	$33,044	$36,656	$65,035	$70,554

Interest Charges:
SJI Utilities:
SJG Utility Operations	$7,896	$6,999	$15,744	$13,727
ETG Utility Operations	6,620	—	12,941	—
ELK Utility Operations	5	—	11	—
Subtotal SJI Utilities	14,521	6,999	28,696	13,727
Energy Group:
Retail Gas and Other Operations	—	105	—	251
Subtotal Energy Group	—	105	—	251
Energy Services:
On-Site Energy Production	2,138	4,098	4,423	7,945
Midstream	555	479	1,099	905
Corporate and Services	14,659	13,368	30,063	20,838
Subtotal	31,873	25,049	64,281	43,666
Intersegment Borrowings	(3,439)	(5,488)	(7,194)	(10,133)
Total Interest Charges	$28,434	$19,561	$57,087	$33,533

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income Taxes:
SJI Utilities:
SJG Utility Operations	$671	$482	$24,368	$22,318
ETG Utility Operations	(809)	—	6,093	—
ELK Utility Operations	(9)	—	154	—
Subtotal SJI Utilities	(147)	482	30,615	22,318
Energy Group:
Wholesale Energy Operations	(481)	(2,478)	(958)	16,649
Retail Gas and Other Operations	—	474	—	(1,060)
Retail Electric Operations	(569)	307	(818)	249
Subtotal Energy Group	(1,050)	(1,697)	(1,776)	15,838
Energy Services:
On-Site Energy Production	121	(26,489)	(357)	(27,646)
Appliance Service Operations	136	106	303	237
Subtotal Energy Services	257	(26,383)	(54)	(27,409)
Midstream	(33)	(22)	(65)	40
Corporate and Services	(3,673)	(4,352)	(8,417)	(6,344)
Total Income Taxes	$(4,646)	$(31,972)	$20,303	$4,443

Property Additions:
SJI Utilities:
SJG Utility Operations	$67,257	$65,148	$122,562	$115,385
ETG Utility Operations	53,938	—	91,962	—
ELK Utility Operations	983	—	1,628	—
Subtotal SJI Utilities	122,178	65,148	216,152	115,385
Energy Group:
Wholesale Energy Operations	—	27	—	32
Retail Gas and Other Operations	—	136	—	309
Subtotal Energy Group	—	163	—	341
Energy Services:
On-Site Energy Production	141	570	164	1,683
Subtotal Energy Services	141	570	164	1,683
Midstream	7	99	19	310
Corporate and Services	1	8,204	586	11,549
Total Property Additions	$122,327	$74,184	$216,921	$129,268

	June 30, 2019	December 31, 2018
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,183,710	$3,118,236
ETG Utility Operations	2,291,156	2,148,175
ELK Utility Operations	19,043	16,482
Subtotal SJI Utilities	5,493,909	5,282,893
Energy Group:
Wholesale Energy Operations	177,183	266,417
Retail Gas and Other Operations (A)	141	12,736
Retail Electric Operations	34,394	39,345
Subtotal Energy Group	211,718	318,498
Energy Services:
On-Site Energy Production	170,251	195,329
Appliance Service Operations	81	—
Subtotal Energy Services	170,332	195,329
Midstream	78,246	72,333
Discontinued Operations	1,742	1,777
Corporate and Services	317,842	387,482
Intersegment Assets	(245,527)	(301,735)
Total Identifiable Assets	$6,028,262	$5,956,577

(A)    As of June 30, 2019, the remaining $0.1 million of assets in the retail gas and other operations segment represents outstanding accounts receivable balances.

7.	RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU. ELK is subject to the rules and regulations of the MPSC.

SJG:

In September 2018, the BPU issued an Order approving, on a provisional basis, SJG's request for a $65.5 million increase in the gas cost recoveries associated with the 2018-2019 BGSS year, effective October 1, 2018. The matter was thereafter referred to the Office of Administrative Law for further proceedings.  Also, in December 2018, SJG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer; that adjustment took effect on February 1, 2019. In May 2019, the BPU issued an Order authorizing SJG to spread the $65.5 million recovery of gas costs over a two-year period, resulting in a reduction in the BGSS rate effective May 15, 2019, and a one-time bill credit of approximately $24.0 million.

In April 2019, SJG submitted its annual filing, pursuant to the October 2016 BPU approval of the AIRP II, seeking a base rate adjustment to increase annual revenues by approximately $6.5 million to reflect the roll-in of approximately $63.0 million of AIRP II investments placed in service during July 1, 2018 through June 30, 2019. The matter is currently pending BPU approval.

In April 2019, SJG submitted its first annual filing, pursuant to the May 2018 BPU approval of the SHARP II, seeking a base rate adjustment to increase annual revenues by approximately $3.0 million to reflect the roll-in of approximately $28.3 million of SHARP II investments placed in service during June 1, 2018 through June 30, 2019. The matter is currently pending BPU approval.

In June 2019, SJG filed its annual BGSS and CIP filing with the BPU, requesting a $27.6 million decrease in gas cost recoveries related to its BGSS and a $7.6 million decrease in revenues related to its CIP, resulting in a net revenue decrease of $35.2 million. The matter is currently pending BPU approval. SJG does not profit from the sale of the commodity and will pass through the costs of the commodity to the customer. Similarly BGSS recoveries/refunds may impact Operating Revenue and Cost of Sales, however would not have an impact on SJG’s net income.

In June 2019, SJG filed its annual EET rate adjustment petition, requesting a $1.3 million increase in revenues to continue recovering the costs of, and the allowed return on, investments associated with its EEPs. The matter is currently pending BPU approval.

In June 2019, SJG filed its annual USF petition, along with the State’s other electric and gas utilities. The proposed revenue increase for SJG is approximately $1.0 million. The matter is currently pending BPU approval.

In June 2019, SJG filed its first annual Tax Act Rider petition, requesting a rate adjustment to refund approximately $6.8 million related to SJG’s excess deferred income taxes, resulting from the change in the Federal corporate tax rate from 35% to 21% associated with the Tax Reform. The matter is currently pending BPU approval.

ETG:

In April 2019, ETG filed a petition with the BPU requesting a base rate revenue increase of approximately $65.0 million to recognize the infrastructure investments made to maintain the safety and reliability of its natural gas system. The petition reflects approximately $346.0 million in net plant additions not reflected in ETG’s current rates. The matter is currently pending BPU approval.

In April 2019, the BPU issued an Order approving a revenue increase of $1.3 million associated with ETG’s annual EEP rate adjustment filing, effective May 1, 2019.

In May 2019, the BPU issued an Order approving a revenue increase of $6.9 million associated with ETG’s annual RAC rate adjustment filing, effective June 1, 2019.

In June 2019, the BPU issued an Order approving a $300.0 million IIP effective July 1, 2019. The Order authorized the recovery of costs associated with ETG’s investments of approximately $300.0 million between 2019-2024 to replace its cast-iron and bare steel vintage main and related services. The Order provides for annual recovery of ETG's investments through a separate rate mechanism.

In June 2019, ETG along with the other NJ gas utilities filed jointly for statewide USF and Lifeline rate increases with an effective date of October 1, 2019. The proposed revenue increase for ETG is approximately $0.8 million.

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

The Utilities Regulatory Assets as of June 30, 2019 consisted of the following items (in thousands):

	June 30, 2019
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$136,772	$16,510	$—	$153,282
Liability for Future Expenditures	150,351	103,349	—	253,700
Deferred ARO Costs	33,659	10,655	128	44,442
Deferred Pension Costs - Unrecognized Prior Service Cost	—	38,996	14	39,010
Deferred Pension and Other Postretirement Benefit Costs	79,466	2,607	30	82,103
Deferred Gas Costs - Net	60,993	—	549	61,542
SBC Receivable	150	—	—	150
Deferred Interest Rate Contracts	7,700	—	—	7,700
Energy Efficiency Tracker	4,919	—	—	4,919
Pipeline Supplier Service Charges	571	—	—	571
Pipeline Integrity Cost	5,325	—	—	5,325
AFUDC - Equity Related Deferrals	10,224	—	—	10,224
Weather Normalization	—	—	252	252
Other Regulatory Assets	9,734	9,085	225	19,044

Total Regulatory Assets	$499,864	$181,202	$1,198	$682,264

The Utilities Regulatory Assets as of December 31, 2018 consisted of the following items (in thousands):

	December 31, 2018
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$136,227	$10,875	$—	$147,102
Liability for Future Expenditures	148,071	104,594	—	252,665
Deferred ARO Costs	31,096	—	—	31,096
Deferred Pension Costs - Unrecognized Prior Service Cost	—	40,612	14	40,626
Deferred Pension and Other Postretirement Benefit Costs	80,121	2,607	30	82,758
Deferred Gas Costs - Net	57,889	—	289	58,178
SBC Receivable	2,173	—	—	2,173
Deferred Interest Rate Contracts	5,867	—	—	5,867
Energy Efficiency Tracker	2,319	—	—	2,319
Pipeline Supplier Service Charges	617	—	—	617
Pipeline Integrity Cost	5,140	—	—	5,140
AFUDC - Equity Related Deferrals	13,914	—	—	13,914
Weather Normalization	—	3,210	139	3,349
Other Regulatory Assets	8,931	8,023	211	17,165

Total Regulatory Assets	$492,365	$169,921	$683	$662,969

Except where noted below, all regulatory assets are or are expected to be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, Societal Benefit Costs Receivable, EET and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

ENVIRONMENTAL REMEDIATION COSTS - SJG and ETG have two regulatory assets associated with environmental costs related to the cleanup of environmental sites. SJG has 12 sites where SJG or its predecessors previously operated gas manufacturing plants, while ETG is subject to environmental remediation liabilities associated with six former manufactured gas plant sites in New Jersey. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows SJG and ETG to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. SJG and ETG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the condensed consolidated balance sheets under the captions "Current Liabilities" (SJI and SJG), "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven year periods after they are incurred. Accrued environmental remediation costs at ETG are recoverable from customers through rate mechanisms approved by the BPU.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS bill credit. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory assets of SJI and SJG increased $3.4 million and $3.1 million, respectively, from December 31, 2018 to June 30, 2019, primarily due to gas commodity costs exceeding recoveries from customers.

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

The Utilities Regulatory Liabilities as of June 30, 2019 consisted of the following items (in thousands):

	June 30, 2019
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$17,910	$47,827	$1,386	$67,123
Excess Deferred Taxes	252,854	120,470	1,231	374,555
CIP Payable	1,606	—	—	1,606
Weather Normalization	—	1,641	—	1,641
Amounts to be Refunded to Customers	—	12,750	—	12,750
Other Regulatory Liabilities	—	283	—	283

Total Regulatory Liabilities	$272,370	$182,971	$2,617	$457,958

The Utilities Regulatory Liabilities as of December 31, 2018 consisted of the following items (in thousands):

	December 31, 2018
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$20,805	$47,909	$1,393	$70,107
Excess Deferred Taxes	259,863	118,757	1,231	379,851
Deferred Revenues - Net	—	3,188	—	3,188
CIP Payable	5,871	—	—	5,871
Amounts to be Refunded to Customers	—	17,039	—	17,039
Other Regulatory Liabilities	—	2,443	—	2,443

Total Regulatory Liabilities	$286,539	$189,336	$2,624	$478,499

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform (see Notes 1 and 4 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018). The decrease in this liability from December 31, 2018 to June 30, 2019 is related to excess tax amounts returned to customers through customer billings. The Unprotected amount of excess deferred taxes of $26.1 million will be returned to customers over a five year period. The remaining balance will be deferred until SJG's next base rate case as approved by the BPU.

WEATHER NORMALIZATION - The tariffs for ETG include a weather normalization clause that reduces customer bills when winter weather is colder than normal and increases customer bills when winter weather is warmer than normal. The overall reduction of the weather normalization from a $3.2 million regulatory asset at December 31, 2018 to a
$1.6 million regulatory liability at June 30, 2019, was due to timing of collections from customers and colder than normal weather during the first three months of the year.

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

For the three and six months ended June 30, 2019 and 2018, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service Cost	$1,081	$639	$2,800	$2,816
Interest Cost	4,435	716	8,664	5,824
Expected Return on Plan Assets	(4,942)	(19)	(10,135)	(7,652)
Amortizations:
Prior Service Cost	27	(13)	53	58
Actuarial Loss	2,360	1,632	4,797	5,764
Net Periodic Benefit Cost	2,961	2,955	6,179	6,810
Capitalized Benefit Cost	(374)	(554)	(968)	(1,037)
Deferred Benefit Cost	(653)	(374)	(1,194)	(1,125)
Total Net Periodic Benefit Expense	$1,934	$2,027	$4,017	$4,648

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service Cost	$37	$360	$271	$441
Interest Cost	806	859	1,434	1,076
Expected Return on Plan Assets	(1,133)	(1,578)	(2,282)	(1,883)
Amortizations:
Prior Service Cost	(145)	(141)	(288)	(172)
Actuarial Loss	321	340	584	451
Net Periodic Benefit Cost	(114)	(160)	(281)	(87)
Capitalized Benefit Cost	(99)	—	(155)	(5)
Deferred Benefit Cost	119	—	235	—
Total Net Periodic Benefit Expense	$(94)	$(160)	$(201)	$(92)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $2.1 million and $1.9 million of the totals presented in the table above for the three months ended June 30, 2019 and 2018, respectively, and $4.4 million and $4.3 million of the totals presented in the table above for the six months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019 and 2018, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was $(0.1) million and less than $0.1 million, respectively, of the totals presented in the table above, and, for the six months ended June 30, 2019 and 2018, $(0.2) million and less than $0.1 million, respectively, of the totals presented in the table above.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction programs.

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in AOCL; however, since the Utilities recover all prudently incurred pension and postretirement benefit costs from their ratepayers, a significant portion of the changes resulting from the recording of additional liabilities under this requirement is reported as regulatory assets.

No contributions were made to the pension plans by either SJI or SJG during the six months ended June 30, 2019 or 2018. SJI and SJG do not expect to make any contributions to the pension plans during the remainder of 2019; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded SERP are expected to be approximately $3.6 million in 2019.

As part of the Acquisition, SJI acquired ETG's and ELK's existing pension and other post-employment benefit plans.  The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees.  The qualified pension plan is funded in accordance with requirements of the ERISA.  The Company also provides certain non-qualified defined benefit and defined contribution pension plans for a selected group of the Company's management and highly compensated employees.  Benefits under these non-qualified pension plans are funded on a cash basis.  In addition, the entities have a postretirement benefit plan, which provides certain medical care and life insurance benefits for eligible retired employees through a postretirement benefit plan.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2019 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$396,600	(A)	$103,400	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019 (D)

Total SJI	550,000	446,600		103,400

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	104,000	(B)	96,000	August 2022
Uncommitted Bank Line	10,000	—		10,000	August 2019 (D)

Total SJG	210,000	104,000		106,000

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	140,900	(C)	59,100	June 2021

Total	$960,000	$691,500		$268,500

(A) Includes letters of credit outstanding in the amount of $9.6 million.
(B) Includes letters of credit outstanding in the amount of $0.9 million.
(C) Includes letters of credit outstanding in the amount of $1.0 million.
(D) SJI and SJG intend to renew these facilities upon expiration.

In June 2019, SJI entered into an amendment to its Five Year Revolving Credit Agreement ("Credit Agreement"), expiring in August 2022, that increased by $100.0 million the amount SJI can borrow under the Credit Agreement in the form of revolving loans from a total aggregate amount of $400.0 million to $500.0 million. In addition, as part of the total $500.0 million extension of credit, the Credit Agreement provides for swingline loans (in an amount not to exceed an aggregate of $50.0 million ) and letters of credit (in an amount not to exceed an aggregate of $200.0 million), each at the applicable interest rates specified in the Credit Agreement. Subject to certain conditions set forth in the Credit Agreement, the Company may increase the revolving credit facility up to a maximum aggregate amount of $100.0 million (for a total facility of up to $600.0 million), although no lender is obligated to increase its commitment.

SJI (as a guarantor to ELK's obligation under this revolving credit agreement), ETG and ELK (as Borrowers) have a $200.0 million revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at June 30, 2019. In June 2019, this revolving credit agreement was amended to add SJIU as an additional Borrower and to extend the termination date from June 2020 to June 2021.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of June 30, 2019. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG for both periods and ETG/ELK for 2019), which changes daily, was 3.45% and 2.90% at June 30, 2019 and 2018, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.60% and 2.33% at June 30, 2019 and 2018, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG for both periods and ETG/ELK for 2019), not including letters of credit, during the six months ended June 30, 2019 and 2018 were $347.2 million and $201.6 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2019 and 2018 were $687.2 million and $397.3 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the six months ended June 30, 2019 and 2018 were $72.5 million and $49.3 million, respectively. The maximum amounts outstanding under its credit facilities during the six months ended June 30, 2019 and 2018 were $108.0 million and $85.0 million, respectively.

The SJI, SJG and ETG/ELK principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of June 30, 2019. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of June 30, 2019.

SJG has a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million. The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes. SJG uses the commercial paper program in tandem with its $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million. In June 2019, the revolving credit agreement was amended to add SJIU as an additional Borrower.

11.	COMMITMENTS AND CONTINGENCIES:

GUARANTEES — As of June 30, 2019, SJI had issued $8.8 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC-approved tariffs. SJG and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $6.7 million and $5.2 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.3 million per month. SJRG has also committed to purchase 832,500 dts/d of natural gas, from various suppliers, for terms ranging from 4 to 10 years at index-based prices.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 46% and 67% of SJI's and SJG's workforce at June 30, 2019, respectively. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2020.

STANDBY LETTERS OF CREDIT — As of June 30, 2019, SJI provided $9.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. ETG provided a $1.0 million letter of credit under its revolving credit facility to support commodity trading activity. SJG provided a $0.9 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.

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

SJI is currently involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the court entered final judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $22.6 million and $58.9 million, respectively, from the first quarter of 2017 through June 30, 2019. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, the $22.6 million associated with SJG was recorded as both an Accounts Payable and an increase in Regulatory Assets on the condensed consolidated balance sheets of both SJI and SJG as of June 30, 2019. The $58.9 million associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of June 30, 2019. Charges recorded to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI were $0.4 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $0.9 million and $1.0 million for the three and six months ended June 30, 2018, respectively. SJI also recorded to Interest Charges on the condensed consolidated statements of income $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively. In April 2018, SJI filed an appeal of this judgment which was heard by the Tenth Circuit on January 22, 2019. On August 6, 2019, the Tenth Circuit issued its decision affirming the lower court’s decision and finding that SJG and SJRG breached the contracts and the plaintiff is entitled to damages. SJI has a reserve to reflect the differences between the invoices and paid amounts, and SJI will be required to make payment by September 5, 2019 in an amount not materially different from what has been reserved. The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit. The plaintiff supplier is seeking recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019. The decision in the first lawsuit is prejudicial to this second lawsuit and SJI is similarly obligated to pay damages related to this breach of contract claim as well. All reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above.

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

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $2.8 million and $3.2 million related to all claims in the aggregate as of June 30, 2019 and December 31, 2018, respectively, of which SJG has accrued approximately $0.6 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. ETG is subject to environmental remediation liabilities associated with six former manufactured gas plant sites in New Jersey. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the BPU. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no signifcant changes to the status of SJI’s environmental remediation efforts since December 31, 2018, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of June 30, 2019, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	90.8	24.5
Expected future sales of natural gas (in MMdts)	87.7	0.3
Expected future purchases of electricity (in MMmWh)	1.1
Expected future sales of electricity (in MMmWh)	0.9

Basis and Index related net purchase (sale) contracts (in MMdts)	18.8	3.8

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These unrealized pre-tax (losses) gains were $(0.1) million and $(6.2) million for the three months ended June 30, 2019 and 2018, respectively, and $(12.2) million and $17.2 million for the six months ended June 30, 2019 and 2018, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of June 30, 2019 and December 31, 2018, SJI had $(9.0) million and $4.1 million, respectively, and SJG had $(4.5) million and $3.3 million, respectively, of unrealized (losses) gains included in its BGSS related to energy-related commodity contracts.

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

As of June 30, 2019, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$34,988	$35,229	$54,021	$24,134
Derivatives - Energy Related - Non-Current	11,883	7,278	7,169	7,256
Interest rate contracts:
Derivatives - Other - Current	—	1,092	—	588
Derivatives - Other - Noncurrent	—	11,449	—	7,285
Total derivatives not designated as hedging instruments under GAAP	$46,871	$55,048	$61,190	$39,263

Total Derivatives	$46,871	$55,048	$61,190	$39,263

SJG:
Derivatives not designated as hedging instruments under GAAP	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$1,829	$5,996	$5,464	$2,146
Derivatives – Energy Related – Non-Current	—	297	15	43
Interest rate contracts:
Derivatives – Other - Current	—	464	—	343
Derivatives – Other - Noncurrent	—	7,236	—	5,524
Total derivatives not designated as hedging instruments under GAAP	$1,829	$13,993	$5,479	$8,056

Total Derivatives	$1,829	$13,993	$5,479	$8,056

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.

As of June 30, 2019 and December 31, 2018, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2019
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$46,871	$—	$46,871	$(25,996)	(A)	$—	$20,875
Derivatives - Energy Related Liabilities	$(42,507)	$—	$(42,507)	$25,996	(B)	$10,371	$(6,140)
Derivatives - Other	$(12,541)	$—	$(12,541)	$—		$—	$(12,541)
SJG:
Derivatives - Energy Related Assets	$1,829	$—	$1,829	$(45)	(A)	$—	$1,784
Derivatives - Energy Related Liabilities	$(6,293)	$—	$(6,293)	$45	(B)	$5,794	$(454)
Derivatives - Other	$(7,700)	$—	$(7,700)	$—		$—	$(7,700)

As of December 31, 2018
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$61,190	$—	$61,190	$(21,045)	(A)	$(7,252)	$32,893
Derivatives - Energy Related Liabilities	$(31,390)	$—	$(31,390)	$21,045	(B)	$—	$(10,345)
Derivatives - Other	$(7,873)	$—	$(7,873)	$—		$—	$(7,873)
SJG:
Derivatives - Energy Related Assets	$5,479	$—	$5,479	$(347)	(A)	$688	$5,820
Derivatives - Energy Related Liabilities	$(2,189)	$—	$(2,189)	$347	(B)	$—	$(1,842)
Derivatives - Other	$(5,867)	$—	$(5,867)	$—		$—	$(5,867)

(A) The balances at June 30, 2019 and December 31, 2018 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2019 and December 31, 2018 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2019	2018	2019	2018
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(24)	$(24)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	(24)	(24)

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2019	2018	2019	2018
SJI (includes SJG and all other consolidated subsidiaries):
(Losses) Gains on energy-related commodity contracts (a)	$(143)	$(6,178)	$(12,203)	$17,175
(Losses) Gains on interest rate contracts (b)	(1,745)	620	(2,835)	2,248

Total	$(1,888)	$(5,558)	$(15,038)	$19,423

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2019, is less than $0.5 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2019, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of less than $0.5 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2019	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$41	$41	$—	$—
Derivatives – Energy Related Assets (B)	46,871	6,935	16,212	23,724
	$46,912	$6,976	$16,212	$23,724
SJG:
Assets
Derivatives – Energy Related Assets (B)	$1,829	$45	$24	$1,760
	$1,829	$45	$24	$1,760
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$42,507	$20,245	$8,498	$13,764
Derivatives – Other (C)	12,541	—	12,541	—
	$55,048	$20,245	$21,039	$13,764
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$6,293	$5,839	$402	$52
Derivatives – Other (C)	7,700	—	7,700	—
	$13,993	$5,839	$8,102	$52

As of December 31, 2018	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$41	$41	$—	$—
Derivatives – Energy Related Assets (B)	61,190	9,955	23,429	27,806
	$61,231	$9,996	$23,429	$27,806
SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,479	$348	$126	$5,005
	$5,479	$348	$126	$5,005

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,390	$7,291	$12,354	$11,745
Derivatives – Other (C)	7,873	—	7,873	—
	$39,263	$7,291	$20,227	$11,745
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,189	$1,035	$1,077	$77
Derivatives – Other (C)	5,867	—	5,867	—
	$8,056	$1,035	$6,944	$77

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at June 30, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$18,772	$9,815	Discounted Cash Flow	Forward price (per dt)	$1.69 - $8.31 [$2.50]	(A)
Forward Contract - Electric	$4,952	$3,949	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.24% - 100.00% [54.98%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.76% [45.02%]	(B)

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$20,706	$8,976	Discounted Cash Flow	Forward price (per dt)	$1.56 - $9.00 [$3.12]	(A)
Forward Contract - Electric	$7,100	$2,769	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [54.55%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [45.45%]	(B)

SJG:

Type	Fair Value at June 30, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1,760	$52	Discounted Cash Flow	Forward price (per dt)	$1.78 - $5.78 [$2.66]	(A)

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,005	$77	Discounted Cash Flow	Forward price (per dt)	$3.13 - $6.00 [$4.53]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2019 and 2018, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$8,277	$16,061
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	6,553	4,285
Settlements	(4,870)	(10,386)

Balance at end of period	$9,960	$9,960

SJG:
Balance at beginning of period	$1,706	$4,928
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	2	1,708
Settlements	—	(4,928)

Balance at end of period	$1,708	$1,708

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$16,586	$3,110
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	6,215	10,204
Settlements	(4,440)	5,047

Balance at end of period	$18,361	$18,361

SJG:
Balance at beginning of period	$(6)	$2,052
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	6,003	5,997
Settlements	—	(2,052)

Balance at end of period	$5,997	$5,997

(A) Represents total gains (losses) included in earnings for SJI and SJG for the three and six months ended June 30, 2019 and 2018 that are attributable to the change in unrealized gains (losses) relating to those assets and liabilities included in Level 3 still held as of June 30, 2019 and 2018, respectively. These gains (losses) are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14.	LONG-TERM DEBT:

During the six months ended June 30, 2019, SJI provided four Notices of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay the $475.0 million aggregate principal amount outstanding. As a result of these notices, the Company has repaid the $475.0 million aggregate principal amount in full.

During the six months ended June 30, 2019, SJI paid off $60.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-1, due June 26, 2019, and paid off $40.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-1, due June 26, 2019.

Also during the six months ended June 30, 2019, SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement. All loans under this credit agreement are due and payable in April 2020; as such, the issuance amount is recorded in current portion of long-term debt on the condensed consolidated balance sheets.

SJI and SJG did not issue or retire any other long-term debt during the six months ended June 30, 2019.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's AOCL for the three and six months ended June 30, 2019 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at April 1, 2019 (a)	$(25,626)	$(354)	$(10)	$(97)	$(26,087)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	8	—	—	8
Net current period other comprehensive income	—	8	—	—	8
Balance at June 30, 2019 (a)	$(25,626)	$(346)	$(10)	$(97)	$(26,079)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2019 (a)	$(25,626)	$(362)	$(10)	$(97)	$(26,095)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	16	—	—	16
Net current period other comprehensive income	—	16	—	—	16
Balance at June 30, 2019 (a)	$(25,626)	$(346)	$(10)	$(97)	$(26,079)

(a) Determined using a combined average statutory tax rate of 27%.
(b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three and six months ended June 30, 2019 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$12	$24	Interest Charges
Income Taxes	(4)	(8)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$8	$16

(a) Determined using a combined average statutory tax rate of 27%.

The following table summarizes the changes in SJG's AOCL for the three and six months ended June 30, 2019 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at April 1, 2019 (a)	$(21,901)	$(448)	$(22,349)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	8	8
Net current period other comprehensive income	—	8	8
Balance at June 30, 2019 (a)	$(21,901)	$(440)	$(22,341)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2019 (a)	$(21,901)	$(456)	$(22,357)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	16	16
Net current period other comprehensive income (loss)	—	16	16
Balance at June 30, 2019 (a)	$(21,901)	$(440)	$(22,341)

(a) Determined using a combined average statutory tax rate of 27%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three and six months ended June 30, 2019 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Statements of Income
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	$24	Interest Charges
Income Taxes	(4)	(8)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$8	$16

(a) Determined using a combined average statutory tax rate of 27%.

16.	REVENUE:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identify a performance obligation for each promise to transfer to a customer a distinct good or service.

SJI revenues from contracts with customers totaled $231.8 million and $201.9 million for the three months ended June 30, 2019 and 2018, respectively, and $838.5 million and $645.8 million for the six months ended June 30, 2019 and 2018, respectively. SJG revenues from contracts with customers totaled $47.0 million and $64.1 million for the three months ended June 30, 2019 and 2018, respectively, and $280.0 million and $258.0 million for the six months ended June 30, 2019 and 2018, respectively. The SJG balance is a part of the SJG utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK gas utility operating segments (including CIP, AIRP, SHARP, and WNC), and (b) both utility and nonutility revenue from derivative contracts at the SJG and ETG gas utility, wholesale energy and retail electric operating segments.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three and six months ended June 30, 2019 (in thousands):

Three Months Ended June 30, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$28,679	$27,503	$207	$—	$2,953	$—	$484	$—	$59,826
Commercial & Industrial	15,503	16,065	482	111,794	12,419	14,788	—	(3,418)	167,633
OSS & Capacity Release	2,244	—	—	—	—	—	—	—	2,244
Other	571	1,527	39	—	—	—	—	—	2,137
	$46,997	$45,095	$728	$111,794	$15,372	$14,788	$484	$(3,418)	$231,840
Product Line:
Gas	$46,997	$45,095	$728	$111,794	$—	$—	$—	$(1,234)	$203,380
Electric	—	—	—	—	15,372	—	—	(2,184)	13,188
Solar	—	—	—	—	—	6,438	—	—	6,438
CHP	—	—	—	—	—	6,794	—	—	6,794
Landfills	—	—	—	—	—	1,556	—	—	1,556
Other	—	—	—	—	—	—	484	—	484
	$46,997	$45,095	$728	$111,794	$15,372	$14,788	$484	$(3,418)	$231,840

Six Months Ended June 30, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$213,633	$127,492	$1,961	$—	$6,761	$—	$1,015	$—	$350,862
Commercial & Industrial	61,091	58,213	2,140	311,561	25,422	26,118	—	(6,425)	478,120
OSS & Capacity Release	4,014	—	—	—	—	—	—	—	4,014
Other	1,243	4,174	104	—	—	—	—	—	5,521
	$279,981	$189,879	$4,205	$311,561	$32,183	$26,118	$1,015	$(6,425)	$838,517
Product Line:
Gas	$279,981	$189,879	$4,205	$311,561	$—	$—	$—	$(2,634)	$782,992
Electric	—	—	—	—	32,183	—	—	(3,791)	28,392
Solar	—	—	—	—	—	9,014	—	—	9,014
CHP	—	—	—	—	—	14,153	—	—	14,153
Landfills	—	—	—	—	—	2,951	—	—	2,951
Other	—	—	—	—	—	—	1,015	—	1,015
	$279,981	$189,879	$4,205	$311,561	$32,183	$26,118	$1,015	$(6,425)	$838,517

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three and six months ended June 30, 2018 (in thousands):

Three Months Ended June 30, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$43,982	$—	$—	$—	$—	$6,391	$—	$451	$—	$50,824
Commercial & Industrial	18,563	—	—	76,376	15,121	22,430	24,734	—	(7,705)	149,519
OSS & Capacity Release	972	—	—	—	—	—	—	—	—	972
Other	539	—	—	—	—	—	—	—	—	539
	$64,056	$—	$—	$76,376	$15,121	$28,821	$24,734	$451	$(7,705)	$201,854
Product Line:
Gas	$64,056	$—	$—	$76,376	$15,121	$—	$—	$—	$(1,914)	$153,639
Electric	—	—	—	—	—	28,821	—	—	(2,012)	26,809
Solar	—	—	—	—	—	—	15,905	—	(3,779)	12,126
CHP	—	—	—	—	—	—	7,161	—	—	7,161
Landfills	—	—	—	—	—	—	1,668	—	—	1,668
Other	—	—	—	—	—	—	—	451	—	451
	$64,056	$—	$—	$76,376	$15,121	$28,821	$24,734	$451	$(7,705)	$201,854

Six Months Ended June 30, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$191,244	$—	$—	—	—	$14,487	—	$971	—	$206,702
Commercial & Industrial	59,368	—	—	250,222	48,367	44,380	45,891	—	(16,475)	431,753
OSS & Capacity Release	6,176	—	—	—	—	—	—	—	—	6,176
Other	1,202	—	—	—	—	—	—	—	—	1,202
	$257,990	$—	$—	$250,222	$48,367	$58,867	$45,891	$971	$(16,475)	$645,833
Product Line:
Gas	$257,990	$—	$—	$250,222	$48,367	—	—	—	$(6,488)	$550,091
Electric	—	—	—	—	—	58,867	—	—	(3,680)	55,187
Solar	—	—	—	—	—	—	27,741	—	(6,307)	21,434
CHP	—	—	—	—	—	—	15,014	—	—	15,014
Landfills	—	—	—	—	—	—	3,136	—	—	3,136
Other	—	—	—	—	—	—	—	971	—	971
	$257,990	$—	$—	$250,222	$48,367	$58,867	$45,891	$971	$(16,475)	$645,833

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/19	$337,502	$79,538
Ending balance as of 6/30/19	223,314	21,253
Increase (Decrease)	$(114,188)	$(58,285)

Beginning balance as of 1/1/18	$202,379	$73,377
Ending balance as of 6/30/18	196,601	24,464
Increase (Decrease)	$(5,778)	$(48,913)

SJG:
Beginning balance as of 1/1/19	$101,572	$43,271
Ending balance as of 6/30/19	90,190	8,415
Increase (Decrease)	$(11,382)	$(34,856)

Beginning balance as of 1/1/18	$78,571	$54,980
Ending balance as of 6/30/18	95,420	9,721
Increase (Decrease)	$16,849	$(45,259)

(1) Included in Accounts Receivable in the condensed consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers.

(2) Included in Unbilled Revenues in the condensed consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional. The change in unbilled revenues for the six months ended June 30, 2019 and 2018 is due primarily to the timing difference between SJI and SJG delivering the commodity to the customer and the customer actually receiving the bill for payment.

17.	BUSINESS COMBINATION:

On July 1, 2018, the Company completed the Acquisition of ETG and ELK. The Company completed the Acquisition for total consideration of $1.72 billion in cash, inclusive of $24.7 million of certain net working capital adjustments. Of the total, $1.71 billion relates to the acquisition of ETG, while $10.9 million relates to the acquisition of ELK. The Acquisition supports the Company’s strategy of earnings growth derived from high-quality, regulated utilities. Further, the Acquisition expands the Company’s customer base in the natural gas industry, which drives efficiencies by providing a greater operating scale.

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

The purchase price for the Acquisition has been allocated to the assets acquired and liabilities assumed as of the acquisition date and is as follows:

(in thousands)	ETG and ELK
Property, Plant and Equipment	$1,202,435
Accounts Receivable	45,875
Provision for Uncollectibles	(6,579)
Natural Gas in Storage	12,204
Materials and Supplies	345
Other Prepayments and Current Assets	200
Deferred Income Taxes	39,470
Regulatory Assets	136,212
Goodwill	700,286
Total assets acquired	2,130,448
Accounts Payable	13,089
Other Current Liabilities	9,185
Environmental Remediation Costs - Current	7,100
Pension and Other Postretirement Benefits	3,213
Environmental Remediation Costs - Non Current	66,165
Regulatory Liabilities	192,811
Asset Retirement Obligation	113,093
Other	1,107
Total liabilities assumed	405,763
Total net assets acquired	$1,724,685

Goodwill of $700.3 million arising from the Acquisition includes the potential synergies between ETG, ELK and the Company. The goodwill, of which $599.7 million is expected to be deductible for income tax purposes, was assigned to the ETG and ELK Utility Operations segments.

Conditions of approval

The Acquisition was subject to regulatory approval from the BPU and the MPSC. Approvals were obtained from both commissions, subject to various conditions. As a requirement for approval of the acquisition of ETG, the BPU mandated that the Company pay $15.0 million to existing ETG customers in the form of a one-time credit. As a requirement for approval of ELK, the MPSC mandated that the Company pay $0.3 million to existing ELK customers in the form of a one-time payout. Other key conditions of approval related to the Acquisition include but are not limited to ETG filing a base rate case no later than June 2020, which ETG accomplished with its April 2019 base rate case filing (see Note 7).

Consistent with Acquisition approval, SJI was required to develop a plan, in concert with the BPU, to address the remaining aging infrastructure at ETG. In June 2019, the BPU issued an Order approving a $300.0 million IIP effective July 1, 2019. The Order authorized the recovery of costs associated with ETG’s investments of approximately $300.0 million between 2019-2023 to replace its cast-iron and bare steel vintage main and related services. The Order provides for annual recovery of ETG's investments through a separate rate mechanism.

Financial information of the acquirees

The amount of ETG and ELK revenues included in the Company's condensed consolidated statement of income for the three and six months ended June 30, 2019 is $45.8 million and $189.3 million, respectively. The amount of ETG and ELK net income (loss) included in the Company's condensed consolidated statement of income for the three and six months ended June 30, 2019 is $(3.9) million and $27.4 million, respectively.

18.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

GOODWILL - Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration paid or transferred over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three and six months ended June 30, 2019.

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

Total goodwill of $703.9 million and $734.6 million is recorded on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, $700.2 million was included in the ETG Utility Operations segment, $3.6 million was included in the On-Site Energy Production segment, and $0.1 million was included in the ELK Utility Operations segment. As of December 31, 2018, $730.9 million was included in the ETG Utility Operations segment, $3.6 million was included in the On-Site Energy Production segment, and $0.1 million was included in the ELK Utility Operations segment. SJG does not have any goodwill.

A rollforward of the Company's goodwill is as follows (in thousands):

2019
Beginning Balance, January 1	$734,607
Acquisition-related Working Capital Settlement	(15,600)
Fair Value Adjustments During Measurement Period	(15,143)
Ending Balance, June 30	$703,864

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

The cost (less accumulated amortization) of identifiable intangible assets of $25.1 million and $28.1 million are included in Other Noncurrent Assets on the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The decrease from the prior year is due to amortization recorded during the six months ended June 30, 2019. No impairment charges were recorded on identifiable intangible assets during the three and six months ended June 30, 2019 or 2018. SJG does not have any identifiable intangible assets.

19.	LEASES:

SJI and SJG (collectively, the "Company" for purposes of Note 19) is a lessee for the following classes of underlying assets: equipment, real estate (land and building), and fleet vehicles. The Company determines if it is considered a lessee in an arrangement that qualifies as a lease at its inception based on whether or not the contract grants the Company the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. SJI's and SJG's real estate leases, which are comprised primarily of office space and payment centers, represent approximately 77% and 35%, respectively, of operating lease liabilities and generally have a lease term between 5 and 15 years. The remaining operating leases primarily consist of fleet vehicles (SJI only), communication towers, and general office equipment, each with various lease terms ranging between 3 and 25 years. The majority of our leases are comprised of fixed lease payments, with a portion of the Company’s real estate, fleet vehicles, and office equipment leases including lease payments tied to levels of production, maintenance and property taxes, which may be subject to variability. The Company does not have any finance leases. The Company also evaluates contracts in which it is the owner of an underlying asset in the same manner as if it is a lessee, to determine if it should be considered the lessor of that asset. SJI has one contract where it is considered the lessor, see "Thermal Facility" below; SJG is not considered the lessor of any assets.

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

As stated in Note 1, SJI and SJG had $3.1 million and $0.5 million, respectively, of right-of-use assets upon adoption of Topic 842 on January 1, 2019, with lease liabilities of the same amount. As of June 30, 2019, SJI recognized right-of-use assets and lease liabilities of $2.3 million each for operating leases, with the difference being amortization. The lease liability is comprised of approximately $1.8 million of real estate leases, $0.4 million of equipment leases and $0.1 million of fleet vehicle leases. As of June 30, 2019, SJG recognized right-of-use assets and lease liabilities of $0.4 million each for operating leases, with the difference also including amortization. The lease liability is comprised of approximately $0.3 million of equipment leases and $0.1 million of real estate leases. SJI and SJG recorded the right-of-use assets in Other Noncurrent Assets and the lease liabilities in Other Current and Noncurrent Liabilities (as shown in the table below) on the condensed consolidated balance sheets as of June 30, 2019.

The maturity of the Company’s operating lease liabilities as of June 30, 2019 is as follows (in thousands):

	As of June 30, 2019
	SJI Consolidated	SJG
2019 (excluding the six months ended June 30, 2019)	$850	$91
2020	1,080	152
2021	233	39
2022	65	21
2023	34	19
Thereafter	114	114
Total future minimum lease payments	2,376	436
Less imputed interest	82	38
Total lease payments	$2,294	$398
Included in the condensed consolidated balance sheet
Current lease liabilities (included in Other Current Liabilities)	$1,519	$169
Long-term lease liabilities (included in Other Noncurrent Liabilities)	775	229
Total lease liabilities	$2,294	$398

The total operating lease cost for SJI was $0.8 million and $1.6 million during the three and six months ended June 30, 2019, respectively. The total operating lease cost for SJG was $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively. Short-term lease costs were immaterial for both SJI and SJG. Neither SJI nor SJG had any sublease income during the three and six months ended June 30, 2019. Operating cash flows from operating leases for SJI were $0.4 million and $0.8 million during the three and six months ended June 30, 2019, respectively. Operating cash flows from operating leases for SJG were $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively.

Neither SJI nor SJG have leases with related parties or leverage lease arrangements. There are no leases that have not yet commenced but that create significant rights and obligations.

SJI had $0.4 million and $0.8 million of variable lease payments pertaining to leased back assets during the three and six months ended June 30, 2019, respectively. As discussed in Note 1 under "Agreement to Sell Solar Assets," SJI has solar assets that are being leased back from the buyer; however these assets were leased back in 2018 and are treated as operating leases. As per the "package of expedients" discussed in Note 1, SJI is not required to reassess under Topic 842 the Company’s prior conclusions about lease identification or classification.

The following summarizes our contractual obligations for operating leases and their applicable payment due dates, as of December 31, 2018 under ASC Topic 840, prior to the implementation of ASC 842:

	Total	Up to 1 year	Years 2&3	Years 4&5	More than 5 years
SJI Consolidated	1,885	838	916	131	—
SJG	175	56	112	7	—

Supplemental Non-Cash Disclosures

SJI and SJG did not record any new leases during the three and six months ended June 30, 2019.

The weighted average remaining lease term for SJI's operating leases is 2.5 years at a weighted average discount rate of 3.0%.

The weighted average remaining lease term for SJG's operating leases is 6.6 years at a weighted average discount rate of 3.0%.

Thermal Facility

Marina is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of June 30, 2019 and December 31, 2018, the carrying costs of this property and equipment under operating lease was $69.9 million and $71.5 million, respectively (net of accumulated depreciation of $39.3 million and $37.7 million, respectively), and is included in Nonutility Property and Equipment in the condensed consolidated balance sheets.

Minimum future rentals to be received on this operating lease of property and equipment as of June 30, 2019 for the remainder of 2019 and each of the next five years and in the aggregate are (in thousands):

Year ended June 30,
2019 (remaining six months)	$2,698
2020	5,396
2021	5,396
2022	5,396
2023	5,396
2024	5,396
Thereafter	13,042
Total minimum future rentals	$42,720

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

20.	SUBSEQUENT EVENT:

See Note 11 - Commitments and Contingencies, Pending Litigation for information related to a court decision issued against SJG and SJRG on August 6, 2019 related to an ongoing pricing dispute related to two long-term gas supply contracts. SJI will be required to make payment by September 5, 2019 in an amount not materially different from what has been reserved.

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

Environmental Remediation — There have been no significant changes to the status of SJI’s and SJG's environmental remediation efforts since December 31, 2018. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended June 30, 2019 increased $80.4 million to a net loss of $13.4 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•
The net income contribution from on-site energy production at Marina for the three months ended June 30, 2019 increased $77.9 million to a net loss of $0.1 million, primarily due to $74.2 million of impairment charges taken on solar generating facilities in the second quarter of 2018, which were primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets (see Note 1 to the condensed consolidated financial statements). Also contributing were consulting and legal costs related to the sale of Marina's solar assets to a third-party buyer that were incurred during the three months ended June 30, 2018 that did not recur in the same period in 2019. Lower depreciation expense resulting from the sale of solar assets also contributed to the overall increase in net income. These are partially offset with lower margins resulting from less SREC revenue as discussed under "Gross Margin - Energy Services" below.

•
Acquisition costs were approximately $13.0 million lower during the three months ended June 30, 2019 compared with the same period in 2018. This is primarily due to the Company incurring less legal, consulting and other professional fees related to the Acquisition than the prior year period, as the costs incurred in 2018 were to finalize the Acquisition. These costs are recorded in the Corporate & Services segment.

•
The net income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2019 increased $6.4 million to a net loss of $1.4 million compared with the same period in 2018, primarily due to the change in unrealized gains and losses on derivatives used by the wholesale energy operations to mitigate natural gas commodity price risk, as discussed under "Operating Revenues - Energy Group" below. This was partially offset with lower margins on daily energy trading activities in the second quarter of 2019 compared to the same period in the prior year as discussed under "Gross Margin - Energy Group" below.

•
The net income contribution from gas utility operations at SJG for the three months ended June 30, 2019 increased $0.4 million to $2.0 million, primarily due to roll-in of infrastructure program investments and customer growth, partially offset by an overall increase in depreciation and interest expenses.

•
SJI recorded $7.9 million of financing/interest costs in connection with the Acquisition during the three months ended June 30, 2019 (see Notes 1 and 17 to the condensed consolidated financial statements). These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition. These costs are recorded in the Corporate & Services segment.

•
In connection with the Acquisition (see Notes 1 and 17 to the condensed consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. ETG and ELK contributed a combined net loss of $3.9 million for the three months ended June 30, 2019.

•
The net income contribution from SJE for the three months ended June 30, 2019 decreased $3.5 million to a net loss of $1.5 million compared with the same period in 2018. This was primarily due to the sale of the retail gas business in the fourth quarter of 2018, along with the change in unrealized gains and losses recorded on forward financial contracts at the retail electric operations at SJE due to price volatility as discussed under "Gross Margin - Energy Group" below.

•
The change in unrealized gains and losses on the Company's interest rate derivative contracts contributed a $1.7 million decrease in net income when comparing the three months ended June 30, 2019 to the same period in 2018.

SJI's net income for the six months ended June 30, 2019 increased $54.8 million to $72.2 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•
The net income contribution from on-site energy production at Marina for the six months ended June 30, 2019 increased $79.7 million to a net loss of $1.4 million, primarily due to $74.2 million of impairment charges taken on solar generating facilities in the second quarter of 2018, which were primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets (see Note 1 to the condensed consolidated financial statements). Also contributing were consulting and legal costs related to the sale of Marina's solar assets to a third-party buyer that were incurred during the six months ended June 30, 2018 that did not recur in the same period in 2019. Lower depreciation expense resulting from the sale of solar assets also contributed to the overall increase in net income. These are partially offset with lower margins resulting from less SREC revenue as discussed under "Gross Margin - Energy Services" below.

•
In connection with the Acquisition (see Notes 1 and 17 to the condensed consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. ETG and ELK contributed combined net income of $27.4 million for the six months ended June 30, 2019.

•
Acquisition costs were approximately $18.5 million lower during the six months ended June 30, 2019 compared with the same period in 2018. This is primarily due to the Company incurring less legal, consulting and other professional fees related to the Acquisition than the prior year period, as the costs incurred in 2018 were to finalize the Acquisition. These costs are recorded in the Corporate & Services segment.

•
The net income contribution from gas utility operations at SJG for the six months ended June 30, 2019 increased $2.4 million to $70.7 million, primarily due to roll-in of infrastructure program investments and customer growth, partially offset by an overall increase in depreciation and interest expenses.

•
The net income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2019 decreased $51.6 million to a net loss of $2.8 million compared with the same period in 2018, primarily due to lower margins on daily energy trading activities and an overall decrease in sales as discussed under "Operating Revenues - Energy Group" below. Also contributing was the change in unrealized gains and losses on forward financial contracts due to price volatility, as discussed under "Operating Revenues - Energy Group" below.

•
SJI recorded $16.4 million of financing/interest costs in connection with the Acquisition during the six months ended June 30, 2019 (see Notes 1 and 17 to the condensed consolidated financial statements). These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition. These costs are recorded in the Corporate & Services segment.

•
The change in unrealized gains and losses on the Company's interest rate derivative contracts contributed a $3.8 million decrease in net income when comparing the six months ended June 30, 2019 to the same period in 2018.

•
SJI recorded $2.2 million of costs to reorganize and restructure the business, including severance and other employee separation costs, that were incurred during the six months ended June 30, 2019. These costs are recorded in the Corporate & Services segment. A significant portion of the volatility in operating results is due to the impact of the accounting methods associated with SJI’s derivative activities. SJI uses derivatives to limit its exposure to market risk on transactions to buy, sell, transport and store natural gas and to buy and sell retail electricity. SJI also uses derivatives to limit its exposure to increasing interest rates on variable-rate debt.

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

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (ii) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, for the three and six months June 30, 2019 and 2018, Economic Earnings excludes the following:

•	For the three and six months ended June 30, 2019, Economic Earnings excludes costs incurred to reorganize and restructure the business, including severance and other employee separation costs.

•
For the three and six months ended June 30, 2019 and 2018, Economic Earnings excludes costs to acquire the assets of ETG and ELK, including legal, consulting and other professional fees, and costs incurred to exit the Transaction Service Agreement (TSA). Economic Earnings also excludes costs incurred and gains recognized on the sale of the remaining solar assets, and the sale of certain SREC's.

•
For the three and six months ended June 30, 2019 and 2018, Economic Earnings excludes the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred, along with the realized difference in the market value of the commodity (including financial hedges).

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

Economic Earnings for the three months ended June 30, 2019 decreased $17.7 million to a net loss of $12.2 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•
SJI recorded $7.9 million of financing costs and other charges in connection with the Acquisition during the three months ended June 30, 2019 (see Notes 1 and 17 to the condensed consolidated financial statements). These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition. These costs are recorded in the Corporate & Services segment.

•
The income contribution from on-site energy production at Marina for the three months ended June 30, 2019 decreased $4.1 million to a net loss of $1.8 million, primarily due to less SREC revenue in 2019 as a result of the sale of solar assets to a third party buyer as discussed under "Gross Margin - Energy Services" below. This is partially offset with lower depreciation expense resulting from the sale of solar assets.

•
In connection with the Acquisition (see Notes 1 and 17 to the condensed consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. ETG and ELK contributed a combined net loss of $3.9 million for the three months ended June 30, 2019.

•
The income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2019 decreased $2.8 million to a net loss of $2.0 million, primarily due to lower margins on daily energy trading activities during the three months ended June 30, 2019 compared to the same period in the prior year.

•
The income contribution from gas utility operations at SJG for the three months ended June 30, 2019 increased $0.4 million to $2.0 million, primarily due to roll-in of infrastructure program investments and customer growth, partially offset by an overall increase in depreciation and interest expenses.

Economic Earnings for the six months ended June 30, 2019 decreased $18.7 million to $87.2 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•
The income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2019 decreased $31.6 million to $5.2 million, primarily due to lower margins on daily energy trading activities during the six months ended June 30, 2019 compared to the same period in the prior year.

•
SJI recorded $16.4 million of financing costs and other charges in connection with the Acquisition during the six months ended June 30, 2019 (see Notes 1 and 17 to the condensed consolidated financial statements). These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition and are recorded in the Corporate & Services segment.

•
In connection with the Acquisition (see Notes 1 and 17 to the condensed consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. ETG and ELK contributed a combined net income of $27.4 million for the six months ended June 30, 2019.

•
The net income contribution from gas utility operations at SJG for the six months ended June 30, 2019 increased $2.4 million to $70.7 million, primarily due to roll-in of infrastructure program investments and customer growth, partially offset by an overall increase in depreciation and interest expenses.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from Continuing Operations	$(13,304)	$(93,793)	$72,395	$17,513
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	1,888	5,697	15,038	(19,493)
Loss on Property, Plant and Equipment (A)	—	99,233	—	99,233
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	986	1,661	1,977	3,006
Acquisition/Sale Net (Gains) Costs (C)	(1,822)	26,246	163	35,523
Other Costs (D)	422	—	2,995	—
Income Taxes (E)	(391)	(33,555)	(5,352)	(29,875)
Economic Earnings	$(12,221)	$5,489	$87,216	$105,907

Earnings per Share from Continuing Operations	$(0.14)	$(1.12)	$0.79	$0.21
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	0.02	0.07	0.16	(0.23)
Loss on Property, Plant and Equipment (A)	—	1.18	—	1.20
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	0.01	0.02	0.02	0.04
Acquisition/Sale Net (Gains) Costs (C)	(0.02)	0.31	0.01	0.43
Other Costs (D)	0.01	—	0.03	—
Income Taxes (E)	(0.01)	(0.39)	(0.06)	(0.36)
Economic Earnings per Share	$(0.13)	$0.07	$0.95	$1.29
The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Losses) Gains on Energy Related Commodity Contracts	$(143)	$(6,178)	$(12,203)	$17,175
(Losses) Gains on Interest Rate Contracts	(1,745)	620	(2,835)	2,248
Total before income taxes	(1,888)	(5,558)	(15,038)	19,423
Unrealized mark-to-market gains on derivatives held by affiliated companies, before taxes	—	(139)	—	70
Total unrealized mark-to-market (losses) gains on derivatives	(1,888)	(5,697)	(15,038)	19,493
Loss on Property, Plant and Equipment (A)	—	(99,233)	—	(99,233)
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	(986)	(1,661)	(1,977)	(3,006)
Acquisition/Sale Net Gains (Costs) (C)	1,822	(26,246)	(163)	(35,523)
Other Costs (D)	(422)	—	(2,995)	—
Income Taxes (E)	391	33,555	5,352	29,875
Total reconciling items between (losses) income from continuing operations and economic earnings	$(1,083)	$(99,282)	$(14,821)	$(88,394)

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

(C) Represents costs incurred to acquire the assets of ETG and ELK, including legal, consulting and other professional fees, and costs incurred to exit the TSA. Also included here are gains recognized and costs incurred on the sale of the remaining solar assets and sales of certain SREC's.

(D) Represents severance and other employee separation costs.

(E) Determined using a combined average statutory tax rate of approximately 26.5% and 25% for the three and six months ended June 30, 2019 and 2018, respectively.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Utility Operating Revenues:
Firm Sales -
Residential	$27,139	$42,184	207,105	$182,938
Commercial	9,721	10,478	46,415	39,227
Industrial	603	613	2,535	2,770
Cogeneration & Electric Generation	391	1,750	971	3,049
Firm Transportation -
Residential	1,540	1,798	6,528	8,306
Commercial	6,715	6,063	21,953	22,535
Industrial	5,653	5,687	12,250	12,049
Cogeneration & Electric Generation	1,241	1,014	2,969	2,350

Total Firm Revenues	53,003	69,587	300,726	273,224

Interruptible Sales	—	8	62	123
Interruptible Transportation	260	256	640	578
Off-System Sales	7,119	4,600	29,546	32,185
Capacity Release	1,575	2,075	2,951	4,649
Other	311	275	541	501
	62,268	76,801	334,466	311,260
Less: Intercompany Sales	(1,247)	(1,198)	(2,647)	(3,889)
Total Utility Operating Revenues	61,021	75,603	331,819	307,371
Less:
Cost of Sales - Utility	2,654	19,379	121,534	109,187
Less: Intercompany Cost of Sales	(1,247)	(1,198)	(2,647)	(3,889)
Total Cost of Sales - Utility (Excluding depreciation)	1,407	18,181	118,887	105,298
Total Gross Margin	59,614	57,422	212,932	202,073
Conservation Recoveries*	2,560	3,288	9,358	8,964
RAC Recoveries*	5,219	4,086	10,438	8,172
EET Recoveries*	650	465	1,146	977
Revenue Taxes	204	179	880	545
Utility Margin**	$50,981	$49,404	$191,110	$183,415

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Utility Margin:
Residential	$27,945	$32,744	$126,812	$128,807
Commercial and Industrial	15,574	16,512	51,822	52,155
Cogeneration and Electric Generation	1,064	1,196	2,268	2,191
Interruptible	19	(102)	43	27
Off-System Sales & Capacity Release	515	608	2,186	2,543
Other Revenues	538	817	787	1,043
Margin Before Weather Normalization & Decoupling	45,655	51,775	183,918	186,766
CIP Mechanism	4,382	(3,145)	5,256	(4,905)
EET Mechanism	944	774	1,936	1,554
Utility Margin**	$50,981	$49,404	$191,110	$183,415

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

** Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG decreased $14.5 million, or 18.9%, for the three months ended June 30, 2019 compared with the same period in 2018. Excluding intercompany transactions, revenues decreased $14.6 million, or 19.3%, for the three months ended June 30, 2019 compared with the same period in 2018.

The main driver for the decreased revenue was lower firm sales. Total firm revenue decreased $16.6 million, or 23.8%, for the three months ended June 30, 2019, compared with the same periods in 2018 due to warmer weather, as discussed under "Throughput Utility Operations" in the SJG Management's Discussion section.

Revenues from the gas utility operations at SJG increased $23.2 million, or 7.5%, for the six months ended June 30, 2019 compared with the same period in 2018. Excluding intercompany transactions, revenues increased $24.4 million, or 8.0%, for the six months ended June 30, 2019 compared with the same period in 2018.

Total firm revenue increased $27.5 million or 10.1%, for the six months ended June 30, 2019 as a result of 6,708 additional customers. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Partially offsetting these increases was the impact of OSS volume, discussed under "Throughput - Gas Utility Operations" below, which resulted in a corresponding decrease of $2.6 million, or 8.2%, in OSS revenues for the six months ended June 30, 2019, compared with the same period in 2018. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

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

Total Utility Margin increased $1.6 million, or 3.2%, and $7.7 million, or 4.2%, for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018. The increase is primarily due to customer growth and the roll-in of AIRP II Investments.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism increased Utility Margin by $4.4 million, or $3.6 million after taxes, for the three months ended June 30, 2019, and $5.0 million, or $4.2 million after taxes, for the six months ended June 30, 2019, primarily due to variation in customer usage compared to the same periods in 2018.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three and six months ended June 30 (in thousands, except for degree day data).

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$27,134	$123,393
Commercial & Industrial	8,470	37,445
Firm & Interruptible Transportation -
Residential	284	996
Commercial & Industrial	7,438	19,020
Other	1,528	4,174
Total Firm & Interruptible Revenues	44,854	185,028
Less:
Total Cost of Sales - Utility (Excluding depreciation)	15,084	84,062
Total Gross Margin	29,770	100,966
Regulatory Rider Expenses*	1,199	3,459
Utility Margin**	$28,571	$97,507

Utility Margin:
Residential	$15,980	$62,501
Commercial & Industrial	12,135	34,108
Regulatory Rider Expenses*	456	898
Utility Margin**	$28,571	$97,507

Degree Days	424	2,994

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on ETG's financial results.

**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" above. The definition of Utility Margin is the same for the Utilities.

As ETG was acquired on July 1, 2018, there is no activity for the three and six months ended June 30, 2018 (see Note 17 to the condensed consolidated financial statements). ETG consists of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey. ETG's operating revenues of $44.9 million and $185.0 million for the three and six months ended June 30, 2019, respectively, consist of firm sales and transportation, as well as interruptible sales and transportation. ETG does not have any off-system sales. The Utility Margin at ETG of $28.6 million and $97.5 million for the three and six months ended June 30, 2019, respectively, is considered a non-GAAP measure and calculated the same as SJG as discussed under "Utility Margin" above.

ELK Utility Operations:

The activities of ELK utility operations are not material to SJI's financial results.

Nonutility:

Operating Revenues - Energy Group

Combined revenues for Energy Group, net of intercompany transactions, increased $14.6 million, or 11.2%, to $145.5 million, and decreased $45.2 million, or 11.2%, to $357.2 million, for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018. The significant drivers for the overall change were as follows:

•
Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $59.5 million to $126.4 million for the three months ended June 30, 2019 compared with the same period in 2018. Revenues earned on gas supply contracts with electric generation facilities increased primarily due to three contracts that began operations in the second quarter of 2018 or later. Also contributing to the increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $11.6 million for the three months ended June 30, 2019 compared with the same period in 2018.

•
Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $59.5 million to $316.4 million for the six months ended June 30, 2019 compared with the same period in 2018. Revenues earned on gas supply contracts with electric generation facilities increased for the six months ended June 30, 2019 compared with the same period in 2018primarily due to three contracts that began operations in the second quarter of 2018 or later as discussed above. Offsetting this increase was an overall decrease in sales, specifically compared to the first two weeks of January 2018 due to market conditions during that time, along with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $27.9 million for the six months ended June 30, 2019 compared with the same period in 2018. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

•
The retail gas operations at SJE were sold November 30, 2018. As a result, the Company recorded no revenues from this business during the three and six months ended June 30, 2019, as opposed to revenues, net of intercompany transactions, of $22.7 million and $61.3 million for the same periods in the prior year.

•
Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $22.2 million to $19.0 million, and $43.4 million to $40.7 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to lower average LMP per megawatt hour and lower overall sales volumes. Also contributing to the decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of .$2.8 million and $3.8 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018.

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

Operating Revenues - Energy Services
Combined revenues for Energy Services, net of intercompany transactions, decreased $6.3 million, or 30.0%, to $14.6 million, and decreased $13.7 million, or 34.50%, to $25.9 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018. The significant drivers for the overall change were as follows:

•
Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $6.3 million, or 31.0%, to $14.1 million, and decreased $13.8 million, or 35.6%, to $24.8 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to less SREC revenue in 2019 as a result of the sale of solar assets to a third party buyer (see Note 1 to the condensed consolidated financial statements).

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

Gross margin for our nonutility business totaled $11.5 million for the three and six months ended June 30, 2019, respectively. Gross margin is broken out between Energy Group and Energy Services, which are defined as categories of segments in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group

Combined gross margins for Energy Group increased $0.2 million to a loss of $1.2 million and decreased $76.4 million to a loss of $1.6 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018. The significant drivers for the overall change were as follows:

•
Gross margin from the wholesale energy operations at SJRG increased $7.7 million to $0.2 million for the three months ended June 30, 2019 compared with the same period in 2018, The main driver for the overall increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $11.6 million. This was partially offset with lower margins on daily energy trading activities.

•
Gross margin from the wholesale energy operations at SJRG decreased $71.1 million to $0.4 million primarily due to lower margins on daily energy trading activities and an overall decrease in sales as noted under "Operating Revenues-Energy Group" above. Also contributing was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $27.9 million for the six months ended June 30, 2019 compared with the same period in 2018.

The wholesale energy operations at SJRG expect to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•
The retail gas operations at SJE were sold November 30, 2018. As a result, the Company recorded no margin from this business during the three and six months ended June 30, 2019, as opposed to $4.0 million and $0.6 million for the same periods in the prior year.

•
Gross margin from SJE’s retail electric operations decreased $3.5 million to a loss of $1.5 million, and $4.7 million to a loss of $2.0 million, for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of .$2.8 million and $3.8 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018.

Gross Margin - Energy Services
Combined gross margins for Energy Services decreased $12.7 million to $12.8 million and decreased $21.3 million to $22.3 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018. The significant drivers for the overall change were as follows:

•
Gross margin from on-site energy production at Marina decreased $12.8 million to $12.3 million, and $21.3 million to $21.2 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to less SREC revenue in 2019 as a result of the sale of solar assets to a third party buyer (see Note 1 to the condensed consolidated financial statements).

•	The change in gross margin from appliance service operations at SJESP was not significant.

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2019 vs. 2018	Six Months Ended June 30, 2019 vs. 2018
SJI Utilities:
SJG Utility Operations	$(2,074)	$(2,347)
ETG Utility Operations	17,865	35,839
ELK Utility Operations	500	1,024
Subtotal SJI Utilities	16,291	34,516
Nonutility:
Energy Group:
Wholesale Energy Operations	(320)	(922)
Retail Gas and Other Operations	(2,576)	(4,989)
Retail Electric Operations	191	566
Subtotal Energy Group	(2,705)	(5,345)
Energy Services:
On-Site Energy Production	(6,276)	(6,395)
Appliance Service Operations	52	(28)
Subtotal Energy Services	(6,224)	(6,423)
Total Nonutility	(8,929)	(11,768)
Midstream	10	71
Corporate & Services and Intercompany Eliminations	(8,771)	(8,436)
Total Operations Expense	$(1,399)	$14,383

Operations Expense

In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK utility operations beginning July 2018 (see Note 17 to the condensed consolidated financial statements), contributing an increase to Operations Expenses of $18.4 million and $36.9 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

SJG utility operations expense decreased $2.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to the operation of SJG’s CLEP and EEP, which experienced an aggregate net decrease. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three and six months ended June 30, 2019, compared with the same period in the prior year. Partially offsetting this decrease was higher expenses in various areas, including those associated with corporate support, governance and compliance costs.

Nonutility operations expense decreased $8.9 million and $11.8 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to consulting and legal costs related to the sale of Marina's solar assets to a third-party buyer that were incurred in 2018 that did not recur in 2019, along with no expenses at the retail gas segment during 2019 resulting from the sale of the SJE gas business during the fourth quarter of 2018 as well as lower legal fees incurred at the wholesale energy operations at SJRG from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements).

Maintenance - Maintenance expense increased $2.5 million and $5.2 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, of which ETG and ELK contributed $2.3 million and $3.8 million, respectively. The remaining increases were primarily due to increased maintenance of services activity and higher levels of RAC amortization, both at SJG. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation - Depreciation decreased $0.6 million and $1.6 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to reduced depreciation expense at Marina as a result of the solar assets either being sold or classified as held for sale (see Note 1 to the condensed consolidated financial statements). Partially offsetting this decrease is the impact of ETG and ELK, along with increased investment in property, plant and equipment by the gas utility operations of SJG.

Energy and Other Taxes - Energy and other taxes increased $1.5 million and $3.3 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, of which ETG and ELK contributed the majority of the increase.

Other Income and Expense - The change in other income and expense for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018 was not significant.

Interest Charges – Interest charges increased $8.9 million and $23.6 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG, including financing for the Acquisition.

Income Taxes – Income tax expense increased $27.3 million and $15.9 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018. For the three month comparative period, the Company experienced a lower loss before income taxes compared to the prior year period. For the six month comparative period, the Company experienced higher income before income taxes compared to the prior year period.

Equity in Earnings of Affiliated Companies – The change in equity in earnings of affiliated companies for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018 was not significant.

Discontinued Operations – The results are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge and other regulatory clauses, settlement of legal matters, and environmental remediation expenditures through the RAC; working capital needs of SJI's energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $216.1 million and $152.8 million in the first six months of 2019 and 2018, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first six months of 2019 produced more net cash than the same period in 2018, $60.9 million of which was produced by ETG and ELK. The remaining increases are primarily due to higher customer collections, including under SJG regulatory clauses, and improvements in working capital.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first six months of 2019 and 2018 amounted to $222.2 million and $131.9 million, respectively. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2019, 2020 and 2021 at SJI to be approximately $376.5 million, $536.7 million and $462.2 million, respectively. The high level of investing activities for 2019, 2020 and 2021 is due to the accelerated infrastructure investment programs at SJG, the capital expenditures of ETG and ELK (post-Acquisition) and projected SJI Midstream investments, net of projected returns, in 2019 through 2021. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other key investing activities of SJI during the first six months of 2019 and 2018 were as follows:

•	SJI received approximately $24.3 million during the first six months of 2019 from the sale of certain solar assets. See Note 1 to the condensed consolidated financial statements.

•	SJI received $15.6 million as an adjustment to the purchase price related to the Acquisition. See Note 17 to the condensed consolidated financial statements.

•	During the first six months of 2019 and 2018, SJI made net investments in unconsolidated affiliates of $3.9 million and $6.4 million, respectively.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2019 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$396,600	(A)	$103,400	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2019 (D)

Total SJI	550,000	446,600		103,400

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	104,000	(B)	96,000	August 2022
Uncommitted Bank Line	10,000	—		10,000	August 2019 (D)

Total SJG	210,000	104,000		106,000

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	140,900	(C)	59,100	June 2021

Total	$960,000	$691,500		$268,500

(A) Includes letters of credit outstanding in the amount of $9.6 million.
(B) Includes letters of credit outstanding in the amount of $0.9 million.
(C) Includes letters of credit outstanding in the amount of $1.0 million.
(D) SJI and SJG intend to renew these facilities upon expiration.

In June 2019, SJI entered into an amendment to its Five Year Revolving Credit Agreement ("Credit Agreement"), expiring in August 2022, that increased by $100.0 million the amount SJI can borrow under the Credit Agreement in the form of revolving loans from a total aggregate amount of $400.0 million to $500.0 million. In addition, as part of the total $500.0 million extension of credit, the Credit Agreement provides for swingline loans (in an amount not to exceed an aggregate of $50.0 million ) and letters of credit (in an amount not to exceed an aggregate of $200.0 million), each at the applicable interest rates specified in the Credit Agreement. Subject to certain conditions set forth in the Credit Agreement, the Company may increase the revolving credit facility up to a maximum aggregate amount of $100.0 million (for a total facility of up to $600.0 million), although no lender is obligated to increase its commitment.

SJI (as a guarantor to ELK's obligation under this revolving credit agreement) and ETG and ELK (as Borrowers) have a $200.0 million, two-year revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK). In June 2019, this revolving credit agreement was amended to add SJIU as an additional Borrower and to extend the termination date from June 2020 to June 2021. See Note 10 to the condensed consolidated financial statements.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of June 30, 2019. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG for both periods and ETG/ELK for 2019), which changes daily, was 3.45% and 2.90% at June 30, 2019 and 2018, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.60% and 2.33% at June 30, 2019 and 2018, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG for both periods and ETG/ELK for 2019), not including letters of credit, during the six months ended June 30, 2019 and 2018 were $347.2 million and $201.6 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2019 and 2018 were $687.2 million and $397.3 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the six months ended June 30, 2019 and 2018 were $72.5 million and $49.3 million, respectively. The maximum amount outstanding under its credit facilities during the six months ended June 30, 2019 and 2018 were $108.0 million and $85.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

The SJI SJG, and ETG/ELK principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units issued in 2018 are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of June 30, 2019. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of June 30, 2019.

SJG has a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million. The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes. SJG uses the commercial paper program in tandem with its $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million. In June 2019, the revolving credit agreement was amended to add SJIU as an additional Borrower.

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

During the six months ended June 30, 2019, SJI provided four Notices of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay the $475.0 million aggregate principal amount outstanding. As a result of these notices, the Company has repaid the $475.0 million aggregate principal amount in full.

During the six months ended June 30, 2019, SJI paid off $60.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-1, due June 26, 2019, and paid off $40.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-1, due June 26, 2019.

Also during the six months ended June 30, 2019, SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement. All loans under this credit agreement are due and payable in April 2020; as such, the issuance amount is recorded in current portion of long-term debt on the condensed consolidated balance sheets.

Current Portion of Long-Term Debt - See Note 1 to the condensed consolidated financial statements.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of June 30, 2019	As of December 31, 2018
Equity	33.4%	28.9%
Long-Term Debt	51.3%	64.9%
Short-Term Debt	15.3%	6.2%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2019 and 2018 amounted to net cash outflows of $11.6 million and $30.2 million, respectively. The amounts for the first six months of 2019 include environmental remediation liabilities of ETG associated with six former manufactured gas plant sites in New Jersey which are recoverable from customers through rate mechanisms approved by the BPU. Total net cash outflows for remediation projects are expected to be $34.1 million, $39.3 million and $47.4 million for 2019, 2020 and 2021, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2018, certain environmental costs are subject to recovery from ratepayers.

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

•
$565.0 million decrease in long-term debt (excluding unamortized debt issuance costs), which decreased due to the net pay downs that occurred in 2019, as discussed under "Liquidity and Capital Resources" above (also see Note 14 to the condensed consolidated financial statements). Also resulting from these pay downs was an overall decrease in future interest payments.

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

Pending Litigation — SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. See Note 11 to the condensed consolidated financial statements for more detail on these claims, including information related to a court decision issued against SJG and SJRG on August 6, 2019 related to an ongoing pricing dispute related to two long-term gas supply contracts. Regarding this decision, SJI has a reserve to reflect the differences between the invoices and paid amounts, and SJI will be required to make payment by September 5, 2019 in an amount not materially different from what has been reserved.

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

The following table summarizes the composition of selected gas utility throughput for the three and six month periods ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Utility Throughput – dts:
Firm Sales -
Residential	2,530	3,322	15,508	16,052
Commercial	864	911	3,987	3,620
Industrial	64	521	259	736
Cogeneration & Electric Generation	56	(35)	139	220
Firm Transportation -
Residential	123	198	751	1,027
Commercial	966	1,172	3,673	4,313
Industrial	2,190	2,363	4,980	5,338
Cogeneration & Electric Generation	1,025	1,158	2,367	2,179

Total Firm Throughput	7,818	9,610	31,664	33,485

Interruptible Sales	—	1	6	10
Interruptible Transportation	227	233	547	534
Off-System Sales	2,478	1,130	7,541	7,877
Capacity Release	24,903	23,551	42,234	41,580

Total Throughput - Utility	35,426	34,525	81,992	83,486

Throughput – Gas Utility Operations - Total gas throughput increased 0.9 MMdts , for the three months ended June 30, 2019, compared with the same period in 2018. This increase was realized primarily in combined throughput in Capacity Release and OSS which increased 2.7 MMdts during the three months ended June 30, 2019 as compared with the same period in 2018. Offsetting the three month comparative was a 0.7 MMdts decrease in total firm throughput.

Total gas throughput decreased 1.5 MMdts, for the six months ended June 30,2019, compared with the same period in 2018, primarily due to a decrease in firm throughput, offset by an increase in Capacity Release. Total firm throughput decreased
1.8 MMdts for the six month period primarily due to the warmer weather. Total Capacity Release increased 0.7 MMdts for the for the six months ended June 30, 2019.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income Impact:
CIP – Weather Related	$4.4	$(0.6)	$5.0	$0.3
CIP – Usage Related	(0.8)	(1.1)	(0.8)	(3.3)
Total Net Income Impact	$3.6	$(1.7)	$4.2	$(3.0)

Weather Compared to 20-Year Average	133.3% Colder	193.7% Colder	271.9% Colder	178.5% Colder
Weather Compared to Prior Year	74.0% Warmer	25.5% Colder	4.6% Warmer	14.6% Colder

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

	Three Months Ended June 30, 2019 vs. 2018	Six Months Ended June 30, 2019 vs. 2018
Operations	(2,074)	$(2,347)
Maintenance	194	$1,475
Depreciation	1,644	$3,025
Energy and Other Taxes	656	$1,390

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.6 million and $3.0 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes -The change in Energy and Other Taxes for the three and six months ended June 30, 2019 compared with the same period in 2018 was not significant.

Other Income and Expense - The change in Other Income and Expense for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018 was not significant.

Interest Charges – Interest charges increased $0.9 million and $2.0 million for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018, primarily due to higher amounts of long-term debt outstanding.

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

Liquidity needs for SJG are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge, settlement of legal matters, and environmental remediation expenditures through the RAC; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $126.3 million and $85.3 million in the first six months of 2019 and 2018, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first six months of 2019 produced more net cash than the same period in 2018, primarily due to higher collections under SJG regulatory clauses, partially offset by higher working capital needs.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2019, 2020 and 2021 to be approximately $276.2 million, $310.4 million and $304.4 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

As noted above, SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement.

SJI did not contribute any equity to SJG during the six months ended June 30, 2019 or 2018.

SJG’s capital structure was as follows:

	As of June 30, 2019	As of December 31, 2018
Common Equity	51.7%	50.2%
Long-Term Debt	43.4%	44.5%
Short-Term Debt	4.9%	5.3%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2019 and 2018 amounted to net cash outflows of $11.5 million and $30.2 million, respectively. Total net cash outflows for remediation projects are expected to be $23.7 million, $15.2 million and $23.3 million for 2019, 2020 and 2021, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2018, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of June 30, 2019, averaged $80.5 million annually and totaled $471.5 million over the contracts’ lives.  Approximately 31% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above, including information related to a court decision issued against SJG on August 6, 2019 related to an ongoing pricing dispute related to two long-term gas supply contracts. Regarding this decision, SJG has a reserve to reflect the differences between the invoices and paid amounts, and SJG will be required to make payment by September 5, 2019 in an amount not materially different from what has been reserved.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018, except for the addition of $10.0 million of long-term debt outstanding, see Note 14 to the condensed consolidated financial statements.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) gains of $(0.1) million and $(6.2) million for the three months ended June 30, 2019 and 2018, respectively, and $(12.2) million and $17.2 million for the six months ended June 30, 2019 and 2018, respectively, which are included with realized (losses) gains in Operating Revenues - Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2019 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$6,900	$34	$1	$6,935
Prices provided by other external sources	11,406	4,452	354	16,212
Prices based on internal models or other valuation methods	16,682	6,847	195	23,724

Total	$34,988	$11,333	$550	$46,871

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$17,878	$2,340	$27	$20,245
Prices provided by other external sources	7,472	1,026	—	8,498
Prices based on internal models or other valuation methods	9,879	3,721	164	13,764

Total	$35,229	$7,087	$191	$42,507

•
NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 59.0 MMdts with a weighted average settlement price of $2.77 per dt.

•
Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 18.8 MMdts with a weighted average settlement price of $(0.55) per dt.

•
Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 55.9 MMdts with a weighted average settlement price of $2.07 per dt.

•	Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.2 MMmwh with a weighted average settlement price of $32.34 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2019	$29,800
Contracts Settled During the Six Months Ended June 30, 2019, Net	(21,830)
Other Changes in Fair Value from Continuing and New Contracts, Net	(3,606)

Net Derivatives — Energy Related Assets, June 30, 2019	$4,364

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2019 was $1.10 billion and averaged $931.8 million during the first six months of 2019. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $6.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; and 2014 - 1 b.p. decrease. At June 30, 2019, our average interest rate on variable-rate debt was 3.38%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2019, the interest costs on $1.91 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of June 30, 2019, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of June 30, 2019, SJI had approximately $15.9 million, or 33.8%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

As of June 30, 2019, SJRG had $56.1 million of Accounts Receivable under sales contracts. Of that total, 24.8% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2019 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$45	$—	$45
Prices provided by other external sources	24	—	24
Prices based on internal models or other valuable methods	1,760	—	1,760

Total	$1,829	$—	$1,829

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$5,542	$297	$5,839
Prices provided by other external sources	402	—	402
Prices based on internal models or other valuable methods	52	—	52

Total	$5,996	$297	$6,293

Contracted volumes of SJG's NYMEX contracts are 24.2 MMdts with a weighted-average settlement price of $2.76 per dt. Contracted volumes of SJG's Basis contracts are 3.8MMdts with a weighted-average settlement price of $(0.19) per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2019	$3,290
Contracts Settled During the Six Months ended June 30, 2019, Net	(3,331)
Other Changes in Fair Value from Continuing and New Contracts, Net	(4,423)
Net Derivatives — Energy Related Liabilities, June 30, 2019	$(4,464)

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at June 30, 2019, was $423.2 million and averaged $391.1 million during the first six months of 2019. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $2.8 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; and 2014 - 32 b.p. increase. As of June 30, 2019, SJG's average interest rate on variable-rate debt was 3.02%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2019, the interest costs on $590.3 million of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that the disclosure controls and procedures employed at SJI and SJG are effective.

Changes in Internal Control Over Financial Reporting

On July 1, 2018, SJI completed the acquisition of ETG and ELK. See Note 17 - Business Combination in the Notes to the condensed consolidated financial statements for additional information. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company.  SJI is in the process of integrating ETG and ELK into its internal control over financial reporting structure.  As a result of these integration activities, certain controls will be evaluated and may be changed.  The operations of ETG and ELK represented 37% of SJI's consolidated assets and 21% of SJI's consolidated revenues as of and for the six months ended June 30, 2019. There have not been any changes in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

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

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, filed with the Securities and Exchange Commission on August 8, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, filed with the Securities and Exchange Commission on August 8, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	August 8, 2019	By:	/s/ Cielo Hernandez
Cielo Hernandez
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	August 8, 2019	By:	/s/ Ann T. Anthony
Ann T. Anthony
Treasurer - SJG
(Principal Financial Officer)