Form 10-Q
period 2019-09-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2019-11-07
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ______________________

Commission File Number	Exact name of registrant as specified in its charter	State of Incorporation	I.R.S. Employer Identification No.
1-6364	South Jersey Industries, Inc.	New Jersey	22-1901645
000-22211	South Jersey Gas Co	New Jersey	21-0398330

	Address of principal executive offices	City	State	Zip Code	Registrant's telephone number, including area code
South Jersey Industries, Inc.	1 South Jersey Plaza	Folsom	New Jersey	08037	(609)	561-9000
South Jersey Gas Co	1 South Jersey Plaza	Folsom	New Jersey	08037	(609)	561-9000

Securities registered pursuant to Section 12(b) of the Act:

South Jersey Industries, Inc.

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock - $1.25 par value per share	SJI	New York Stock Exchange
5.625% Junior Subordinated Notes due 2079	SJIJ	New York Stock Exchange
Corporate Units	SJIU	New York Stock Exchange
South Jersey Gas Co

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	N/A	N/A

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
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of November 1, 2019 was 92,392,876 shares. South Jersey Gas Co common stock ($2.50 par value) outstanding as of November 1, 2019 was 2,339,139 shares. All of South Jersey Gas Co's outstanding shares of common stock are held by SJI Utilities, Inc, which is a wholly-owned subsidiary of SJI.
South Jersey Gas Co is a wholly-owned subsidiary of SJI Utilities, Inc. and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Co files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	One billion cubic feet
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
Marina	Marina Energy, LLC

Mcf	One thousand cubic feet
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmwh	One million megawatt hours
Morie	The Morie Company, Inc.
MTN	Medium Term Notes
MW	Megawatts
MWh	Megawatt-hours
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
ROE	Return on Equity
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
USF	Statewide Universal Service Fund
Utilities	Represents SJI's three utility businesses: SJG, ETG, and ELK
UWUA	United Workers Union of America
VIE	Variable Interest Entity
WNC	Weather Normalization Clause

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

Part 1 - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income, statements of comprehensive income, statements of equity and statements of cash flows) for each of SJI and SJG. The Notes to Unaudited Condensed Consolidated Financial Statements are presented on a combined basis for both SJI and SJG. Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included under Item 2 is divided into two major sections: SJI and SJG.

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended September 30,
	2019	2018
Operating Revenues:
Utility	$92,377	$85,478
Nonutility	168,826	217,002
Total Operating Revenues	261,203	302,480
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	26,452	23,238
- Nonutility	163,914	209,874
Operations	54,169	74,413
Impairment Charges	1,296	—
Maintenance	9,081	8,602
Depreciation	24,945	22,350
Energy and Other Taxes	2,663	2,595
Net Gain on Sales of Assets	(2,292)	—
Total Operating Expenses	280,228	341,072
Operating Loss	(19,025)	(38,592)

Other Income	618	1,406
Interest Charges	(28,857)	(26,534)
Loss Before Income Taxes	(47,264)	(63,720)
Income Taxes	10,925	16,649
Equity in Earnings of Affiliated Companies	1,593	1,429
Loss from Continuing Operations	(34,746)	(45,642)
Loss from Discontinued Operations - (Net of tax benefit)	(59)	(43)
Net Loss	$(34,805)	$(45,685)

Basic Earnings Per Common Share:
Continuing Operations	$(0.38)	$(0.53)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$(0.38)	$(0.53)

Average Shares of Common Stock Outstanding - Basic	92,392	85,506

Diluted Earnings Per Common Share:
Continuing Operations	$(0.38)	$(0.53)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$(0.38)	$(0.53)

Average Shares of Common Stock Outstanding - Diluted	92,392	85,506

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine Months Ended September 30,
	2019	2018
Operating Revenues:
Utility	$613,555	$392,849
Nonutility	551,880	658,906
Total Operating Revenues	1,165,435	1,051,755
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	231,622	128,536
- Nonutility	526,472	533,440
Operations	173,603	179,464
Impairment Charges	1,296	99,233
Maintenance	27,984	22,276
Depreciation	72,759	71,783
Energy and Other Taxes	9,597	6,277
Net Gain on Sales of Assets	(3,246)	—
Total Operating Expenses	1,040,087	1,041,009
Operating Income	125,348	10,746

Other Income	2,268	5,141
Interest Charges	(85,944)	(60,067)
Income (Loss) Before Income Taxes	41,672	(44,180)
Income Taxes	(9,378)	12,206
Equity in Earnings of Affiliated Companies	5,355	3,845
Income (Loss) from Continuing Operations	37,649	(28,129)
Loss from Discontinued Operations - (Net of tax benefit)	(216)	(135)
Net Income (Loss)	$37,433	$(28,264)

Basic Earnings Per Common Share:
Continuing Operations	$0.41	$(0.34)
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.41	$(0.34)

Average Shares of Common Stock Outstanding - Basic	92,041	83,082

Diluted Earnings Per Common Share:
Continuing Operations	$0.41	$(0.34)
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.41	$(0.34)

Average Shares of Common Stock Outstanding - Diluted	92,158	83,082

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2019	2018
Net Loss	$(34,805)	$(45,685)

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	9	8

Other Comprehensive Income - Net of Tax*	9	8

Comprehensive Loss	$(34,796)	$(45,677)

	Nine Months Ended September 30,
	2019	2018
Net Income (Loss)	$37,433	$(28,264)

Other Comprehensive Income, Net of Tax:*

Unrealized Gain on Derivatives - Other	25	25

Other Comprehensive Income - Net of Tax*	25	25

Comprehensive Income (Loss)	$37,458	$(28,239)

* Determined using a combined average statutory tax rate of approximately 27% in each of 2019 and 2018.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2019	2018
Net Cash Provided by Operating Activities	$121,416	$173,396

Cash Flows from Investing Activities:
Capital Expenditures	(357,844)	(200,770)
Acquisition-related Working Capital Settlement	15,600	—
Cash Paid for Acquisition, Net of Cash Acquired	(3,952)	(1,740,375)
Cash Paid for Purchase of New Contract	—	(11,389)
Proceeds from Sale of Property, Plant & Equipment	26,360	51
Investment in Long-Term Receivables	(10,939)	(6,167)
Proceeds from Long-Term Receivables	7,604	7,414
Proceeds from (Purchase of) Company-Owned Life Insurance	1,694	(1,148)
Investment in Affiliates	(4,102)	(9,524)
Advances to Affiliates	(1,902)	—
Net Repayment of Notes Receivable - Affiliates	—	1,360

Net Cash Used in Investing Activities	(327,481)	(1,960,548)

Cash Flows from Financing Activities:
Net Borrowings from Short-Term Credit Facilities	541,800	75,000
Proceeds from Issuance of Long-Term Debt	244,657	1,592,500
Principal Repayments of Long-Term Debt	(725,000)	(10,000)
Payments for Issuance of Long-Term Debt	(2,106)	(16,914)
Net Settlement of Restricted Stock	—	(776)
Dividends on Common Stock	(53,124)	(46,233)
Proceeds from Sale of Common Stock	189,032	173,750
Payments for the Issuance of Common Stock	—	(6,554)

Net Cash Provided by Financing Activities	195,259	1,760,773

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(10,806)	(26,379)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	31,679	39,695

Cash, Cash Equivalents and Restricted Cash at End of Period	$20,873	$13,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2019	December 31, 2018
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$4,776,014	$4,341,113
Accumulated Depreciation	(842,918)	(787,243)
Nonutility Property and Equipment, at cost	151,826	152,232
Accumulated Depreciation	(56,037)	(52,629)

Property, Plant and Equipment - Net	4,028,885	3,653,473

Investments:
Available-for-Sale Securities	41	41
Restricted	16,271	1,649
Investment in Affiliates	84,162	76,122

Total Investments	100,474	77,812

Current Assets:
Cash and Cash Equivalents	4,602	30,030
Accounts Receivable	179,108	337,502
Unbilled Revenues	18,714	79,538
Provision for Uncollectibles	(20,954)	(18,842)
Notes Receivable - Affiliate	3,847	1,945
Natural Gas in Storage, average cost	64,404	60,425
Materials and Supplies, average cost	1,798	1,743
Prepaid Taxes	35,887	30,694
Derivatives - Energy Related Assets	46,708	54,021
Assets Held For Sale	27,830	59,588
Other Prepayments and Current Assets	43,152	26,548

Total Current Assets	405,096	663,192

Regulatory and Other Noncurrent Assets:
Regulatory Assets	719,426	662,969
Derivatives - Energy Related Assets	9,606	7,169
Notes Receivable - Affiliate	13,275	13,275
Contract Receivables	30,747	27,961
Goodwill	705,707	734,607
Other	116,837	116,119

Total Regulatory and Other Noncurrent Assets	1,595,598	1,562,100

Total Assets	$6,130,053	$5,956,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2019	December 31, 2018
Capitalization and Liabilities
Equity:
Common Stock	$115,491	$106,883
Premium on Common Stock	1,026,643	843,268
Treasury Stock (at par)	(284)	(292)
Accumulated Other Comprehensive Loss	(26,070)	(26,095)
Retained Earnings	301,007	343,258

Total Equity	1,416,787	1,267,022

Long-Term Debt	2,022,780	2,106,863

Total Capitalization	3,439,567	3,373,885

Current Liabilities:
Notes Payable	812,300	270,500
Current Portion of Long-Term Debt	338,909	733,909
Accounts Payable	245,813	410,463
Customer Deposits and Credit Balances	37,975	32,058
Environmental Remediation Costs	50,220	47,592
Taxes Accrued	2,567	5,881
Derivatives - Energy Related Liabilities	40,653	24,134
Deferred Contract Revenues	—	1,772
Derivatives - Other Current	1,352	588
Dividends Payable	26,563	—
Interest Accrued	18,242	14,208
Pension Benefits	3,632	3,631
Other Current Liabilities	29,524	36,102

Total Current Liabilities	1,607,750	1,580,838

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	80,736	85,836
Pension and Other Postretirement Benefits	112,061	110,112
Environmental Remediation Costs	198,558	206,058
Asset Retirement Obligations	208,430	80,163
Derivatives - Energy Related Liabilities	7,812	7,256
Derivatives - Other Noncurrent	13,621	7,285
Regulatory Liabilities	442,164	478,499
Other	19,354	26,645

Total Deferred Credits and Other Noncurrent Liabilities	1,082,736	1,001,854

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$6,130,053	$5,956,577

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2019	106,883	843,268	(292)	(26,095)	343,258	1,267,022
Net Income	—	—	—	—	85,637	85,637
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	8,603	179,829	17	—	—	188,449
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at March 31, 2019	115,486	1,023,097	(275)	(26,087)	402,333	1,514,554
Net Loss	—	—	—	—	(13,399)	(13,399)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2	1,877	(8)	—	—	1,871
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at June 30, 2019	115,488	1,024,974	(283)	(26,079)	362,372	1,476,472
Net Loss	—	—	—	—	(34,805)	(34,805)
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	3	1,669	(1)	—	—	1,671
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,560)	(26,560)
Balance at September 30, 2019	115,491	1,026,643	(284)	(26,070)	301,007	1,416,787

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2018	99,436	709,658	(271)	(36,765)	420,351	1,192,409
Net Income	—	—	—	—	111,240	111,240
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	80	98	(3)	—	—	175
Cash Dividends Declared - Common Stock ($0.28 per share)	—	—	—	—	(22,336)	(22,336)
Balance at March 31, 2018	99,516	709,756	(274)	(36,756)	509,255	1,281,497
Net Loss	—	—	—	—	(93,819)	(93,819)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	7,366	132,571	(8)	—	—	139,929
Cash Dividends Declared - Common Stock ($0.28 per share)	—	—	—	—	(23,898)	(23,898)
Balance at June 30, 2018	106,882	842,327	(282)	(36,748)	391,538	1,303,717
Net Loss	—	—	—	—	(45,685)	(45,685)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	1	737	(5)	—	—	733
Cash Dividends Declared - Common Stock ($0.28 per share)	—	—	—	—	(23,941)	(23,941)
Balance at September 30, 2018	106,883	843,064	(287)	(36,740)	321,912	1,234,832

The accompanying notes are an integral part of the condensed consolidated financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (Unaudited)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2019	(25,626)	(362)	(10)	(97)	(26,095)
Changes During Period	—	8	—	—	8
Balance at March 31, 2019	(25,626)	(354)	(10)	(97)	(26,087)
Changes During Period	—	8	—	—	8
Balance at June 30, 2019	(25,626)	(346)	(10)	(97)	(26,079)
Changes During Period	—	9	—	—	9
Balance at September 30, 2019	(25,626)	(337)	(10)	(97)	(26,070)

Balance at January 1, 2018	(36,262)	(396)	(10)	(97)	(36,765)
Changes During Period	—	9	—	—	9
Balance at March 31, 2018	(36,262)	(387)	(10)	(97)	(36,756)
Changes During Period	—	8	—	—	8
Balance at June 30, 2018	(36,262)	(379)	(10)	(97)	(36,748)
Changes During Period	—	8	—	—	8
Balance at September 30, 2018	(36,262)	(371)	(10)	(97)	(36,740)
(A) Determined using a combined average statutory tax rate of approximately 27% for both 2019 and 2018.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,

	2019	2018
Operating Revenues	$62,039	$56,371

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	19,268	16,079
Operations	25,855	24,536
Maintenance	7,678	6,892
Depreciation	16,398	14,703
Energy and Other Taxes	1,159	988

Total Operating Expenses	70,358	63,198

Operating Loss	(8,319)	(6,827)

Other Income	808	2,141

Interest Charges	(7,840)	(7,108)

Loss Before Income Taxes	(15,351)	(11,794)

Income Taxes	3,747	2,818

Net Loss	$(11,604)	$(8,976)

The accompanying notes are an integral part of the condensed financial statements.

	Nine Months Ended September 30,

	2019	2018
Operating Revenues	$396,505	$367,631

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	140,802	125,266
Operations	80,146	81,174
Maintenance	22,827	20,566
Depreciation	48,187	43,467
Energy and Other Taxes	4,302	2,741

Total Operating Expenses	296,264	273,214

Operating Income	100,241	94,417

Other Income	3,067	5,258

Interest Charges	(23,584)	(20,835)

Income Before Income Taxes	79,724	78,840

Income Taxes	(20,620)	(19,500)

Net Income	$59,104	$59,340

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,

	2019	2018
Net Loss	$(11,604)	$(8,976)

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	9	8

Other Comprehensive Income - Net of Tax *	9	8

Comprehensive Loss	$(11,595)	$(8,968)

	Nine Months Ended September 30,
	2019	2018
Net Income	$59,104	$59,340

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Derivatives - Other	25	25

Other Comprehensive Income - Net of Tax *	25	25

Comprehensive Income	$59,129	$59,365

* Determined using a combined average statutory tax rate of approximately 27% for both 2019 and 2018.

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,

	2019	2018
Net Cash Provided by Operating Activities	$114,482	$86,788

Cash Flows from Investing Activities:
Capital Expenditures	(178,666)	(168,654)
Investment in Long-Term Receivables	(10,939)	(6,167)
Proceeds from Long-Term Receivables	7,604	7,414

Net Cash Used in Investing Activities	(182,001)	(167,407)

Cash Flows from Financing Activities:
Net Borrowings from Short-Term Credit Facilities	67,700	88,200
Proceeds from Issuance of Long-Term Debt	10,000	—
Principal Repayments of Long-Term Debt	(10,000)	(10,000)
Payments from Issuance of Long-Term Debt	(12)	(21)

Net Cash Provided by Financing Activities	67,688	78,179

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	169	(2,440)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,262	4,619

Cash, Cash Equivalents and Restricted Cash at End of Period	$3,431	$2,179

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2019	December 31, 2018
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,087,846	$2,907,202
Accumulated Depreciation	(556,725)	(523,743)

Property, Plant and Equipment - Net	2,531,121	2,383,459

Investments:
Restricted Investments	2,084	1,278

Total Investments	2,084	1,278

Current Assets:
Cash and Cash Equivalents	1,347	1,984
Accounts Receivable	65,511	101,572
Accounts Receivable - Related Parties	1,921	2,442
Unbilled Revenues	7,831	43,271
Provision for Uncollectibles	(14,812)	(13,643)
Natural Gas in Storage, average cost	20,232	16,336
Materials and Supplies, average cost	619	619
Prepaid Taxes	26,590	28,772
Derivatives - Energy Related Assets	13,878	5,464
Other Prepayments and Current Assets	24,550	11,280

Total Current Assets	147,667	198,097

Regulatory and Other Noncurrent Assets:
Regulatory Assets	521,016	492,365
Long-Term Receivables	28,668	25,531
Derivatives - Energy Related Assets	15	15
Other	23,705	17,491

Total Regulatory and Other Noncurrent Assets	573,404	535,402

Total Assets	$3,254,276	$3,118,236

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2019	December 31, 2018
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(22,332)	(22,357)
Retained Earnings	727,890	668,787

Total Equity	1,067,150	1,008,022

Long-Term Debt	554,950	874,507

Total Capitalization	1,622,100	1,882,529

Current Liabilities:
Notes Payable	175,200	107,500
Current Portion of Long-Term Debt	338,909	18,909
Accounts Payable - Commodity	33,587	48,490
Accounts Payable - Other	61,380	52,966
Accounts Payable - Related Parties	9,703	12,563
Derivatives - Energy Related Liabilities	7,742	2,146
Derivatives - Other Current	551	343
Customer Deposits and Credit Balances	25,206	23,862
Environmental Remediation Costs	38,079	33,022
Taxes Accrued	1,835	1,891
Pension Benefits	3,597	3,597
Interest Accrued	4,770	7,134
Other Current Liabilities	10,918	9,444

Total Current Liabilities	711,477	321,867

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	272,531	286,539
Deferred Income Taxes - Net	346,930	325,886
Environmental Remediation Costs	106,464	115,049
Asset Retirement Obligations	82,502	79,890
Pension and Other Postretirement Benefits	99,321	96,053
Derivatives - Energy Related Liabilities	244	43
Derivatives - Other Noncurrent	8,445	5,524
Other	4,262	4,856

Total Regulatory and Other Noncurrent Liabilities	920,699	913,840

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,254,276	$3,118,236

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	5,848	355,744	(22,357)	668,787	1,008,022
Net Income	—	—	—	68,731	68,731
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2019	5,848	355,744	(22,349)	737,518	1,076,761
Net Income	—	—	—	1,976	1,976
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2019	5,848	355,744	(22,341)	739,494	1,078,745
Net Loss	—	—	—	(11,604)	(11,604)
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at September 30, 2019	5,848	355,744	(22,332)	727,890	1,067,150

Balance at January 1, 2018	5,848	355,744	(25,997)	585,838	921,433
Net Income	—	—	—	66,747	66,747
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at March 31, 2018	5,848	355,744	(25,988)	652,585	988,189
Net Income	—	—	—	1,569	1,569
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2018	5,848	355,744	(25,980)	654,154	989,766
Net Loss	—	—	—	(8,976)	(8,976)
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at September 30, 2018	5,848	355,744	(25,972)	645,178	980,798

The accompanying notes are an integral part of the condensed financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (Unaudited)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives (A)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	(21,901)	(456)	(22,357)
Changes During Period	—	8	8
Balance at March 31, 2019	(21,901)	(448)	(22,349)
Changes During Period	—	8	8
Balance at June 30, 2019	(21,901)	(440)	(22,341)
Changes During Period	—	9	9
Balance at September 30, 2019	(21,901)	(431)	(22,332)

Balance at January 1, 2018	(25,507)	(490)	(25,997)
Changes During Period	—	9	9
Balance at March 31, 2018	(25,507)	(481)	(25,988)
Changes During Period	—	8	8
Balance at June 30, 2018	(25,507)	(473)	(25,980)
Changes During Period	—	8	8
Balance at September 30, 2018	(25,507)	(465)	(25,972)

(A) Determined using a combined average statutory tax rate of approximately 27% for both 2019 and 2018.

The accompanying notes are an integral part of the condensed financial statements.

 Notes to Condensed Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - SJI provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪SJIU is a holding company that owns SJG and, as of July 1, 2018, ETG and ELK (see "Acquisition" below).

•SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.

•ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.

•ELK is a regulated natural gas utility which distributes natural gas in northern Maryland.

▪SJE acquires and markets electricity to retail end users. In November 2018, the Company sold SJE's retail gas businesses.

▪SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪Marina develops and operates on-site energy-related projects. The significant wholly-owned subsidiaries of Marina include:

•ACB, which owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

•ACLE, BCLE, SCLE and SXLE, which own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey.

▪SJESP receives commissions on service contracts from a third party.

▪Midstream invests in infrastructure and other midstream projects, including a current project to build an approximately 118-mile natural gas pipeline in Pennsylvania and New Jersey. See Note 3.

▪AEP was acquired in August 2019. AEP serves as an aggregator, broker and consultant in the retail energy markets.

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its direct and indirect wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Beginning as of the date of their acquisition, July 1, 2018, SJI is also reporting on a consolidated basis the combined operations of ETG and ELK. In addition, SJI is reporting on a consolidated basis the operations of AEP as of the date of its acquisition, August 31, 2019.

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

ACQUISITIONS - On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"), for total consideration of $1.72 billion. On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration. See Note 17.

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

During the first nine months of 2019, 7 projects were sold for total consideration of $24.3 million. The Company currently has one other project that is part of the Transaction and has not yet closed, but is expected to close in 2019. The Company also has two projects that are not part of the Transaction but are also expected to be sold in 2019. The value of all unsold solar assets is $27.8 million and is recorded as Assets Held For Sale on the condensed consolidated balance sheets as of September 30, 2019, where they will remain until they are transferred to a buyer.

The Company also closed in the third quarter of 2019 on the sale of a separate solar project for total consideration of $2.1 million.

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

An impairment charge of $1.3 million (pre-tax) was recorded within the on-site energy production segment at SJI for the three and nine months ended September 30, 2019, which was recorded in Impairment Charges on the condensed consolidated statements of income. This impairment charge was related to the expected purchase price of one of the unsold solar sites discussed in "Agreement to Sell Solar Assets" being less than its carrying value. SJI recorded an impairment charge within the on-site energy production segment of $99.2 million (pre-tax) during the nine months ended September 30, 2018 (recorded in the second quarter of 2018), which was recorded in Impairment Charges on the condensed consolidated statements of income. This impairment charge was the result of the transaction described above under "Agreement to Sell Solar Assets" triggering an indicator of impairment as the purchase price was less than the carrying amount for several of the assets being sold (but not all of them) and, as a result, several assets were considered to be impaired.

No impairments were identified during the three months ended September 30, 2018.

No impairments were identified at SJG for the three and nine months ended September 30, 2019 and 2018, respectively.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these properties during the three and nine months ended September 30, 2019 or 2018. As of both September 30, 2019 and December 31, 2018, $8.6 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of September 30, 2019 and December 31, 2018, SJI held 227,426 and 233,482 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

AFUDC - SJI and SJG record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently, AFUDC increases the regulated revenue requirement and is included in rate base and recovered over the service life of the asset through a higher rate base and higher depreciation.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with FASB ASC Topic 740 - “Income Taxes.” A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

BUSINESS COMBINATIONS - The Company applies the acquisition method to account for business combinations. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred or assumed by the acquirer and the equity interests issued by the acquirer. Acquisition-related costs are expensed as incurred. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill (see Note 17).

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

As of September 30, 2019 and December 31, 2018, the balance of the intangible asset is $12.8 million and $16.6 million, respectively, and is recorded to Other Current and Noncurrent Assets on the condensed consolidated balance sheets of SJI, with the reduction being due to amortization. As of September 30, 2019 and December 31, 2018, the balance in the liability is $11.7 million and $17.0 million and is recorded to Regulatory Liabilities on the condensed consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

CURRENT PORTION OF LONG-TERM DEBT - As of September 30, 2019 and December 31, 2018, SJI had $338.9 million and $733.9 million, respectively, of long-term debt that is due within one year. The decrease is due to $725.0 million of long-term debt that was paid down in 2019 (see Note 14), partially offset by $320.0 million becoming due in 2020 and classified as current on the condensed consolidated balance sheets, including SJG's term loan of $310.0 million which becomes due in April 2020, along with the issuance of $10.0 million of additional debt at SJG due April 2020 (see Note 14). SJI expects to further reduce its debt over the next twelve months using cash provided from the sale of the remaining solar assets, along with the sale of other assets considered non-core to its business. The remaining long-term debt that is due within one year is expected to be paid by utilizing funds provided from refinancing activity and from the Company's revolving credit facilities.

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

In connection with this new standard, the FASB has issued the following amendments to ASU 2016-02:

•In January 2018, the FASB issued an amendment (ASU 2018-01) to clarify the application of the new lease guidance to land easements and provided relief concerning adoption efforts for existing land easements that are not accounted for as leases under current GAAP.

•In July 2018, the FASB issued ASUs 2018-10 and 2018-11, which included a number of technical corrections and improvements to this standard, including an additional option for transition. The guidance initially required a modified retrospective transition method of adoption, under which lessees and lessors were to recognize and measure leases at the beginning of the earliest period presented. The additional, optional transition method allows an entity to initially apply the requirements of the lease standard at the adoption date, and avoid restating the comparative periods.

•In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. The amendments in this ASU permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. A lessor making this election will exclude from the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures. The amendments in this ASU related to certain lessor costs also require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties, and require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments, and record those reimbursed costs as revenue. Lastly, the amendments in this ASU related to recognizing variable payments for contracts with lease and nonlease components require lessors to allocate (rather than recognize as currently required) certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur.

•In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements. The amendments in this ASU reinstate a Topic 840 explicit exception for lessors that are not manufacturers or dealers for determining fair value of the leased property in Topic 842. This exception specifies that such lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820. Lastly, the amendments in this ASU added an explicit exception to the Topic 250, Accounting Changes and Error Corrections, paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU provide codification improvements and further clarification on several topics, including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as well as ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). Since SJI and SJG have adopted the amendments in ASU 2017-12 (with no impact to the financial statements results of SJI or SJG) as of April 25, 2019 (the issuance date of ASU 2019-04), the effective date for the amendments to Topic 815 contained in ASU 2019-04 is as of the beginning of the first annual reporting period beginning after April 25, 2019. Early adoption is permitted, including adoption on any date on or after April 25, 2019. The amendments are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption in any interim period is permitted. SJI and SJG do not plan to early adopt ASU 2019-04. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326). The amendments in this ASU provide optional targeted transition relief for entities adopting the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in ASU 2019-05 provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement - Overall, and 825-10. The amendments in ASU 2019-05, along with ASU 2016-13, are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. SJI and SJG do not plan to early adopt ASU 2016-03 or ASU 2019-05. Management has formed an implementation team that is currently evaluating the impact that adoption of ASU 2016-13 and ASU 2019-05 will have on the financial statements of SJI and SJG. We are in the process of assessing the impact of the guidance on SJI's and SJG's reserve methodologies and credit policies and procedures for any assets that could be impacted, including (but not limited to) Accounts Receivable, Unbilled Revenues, Notes Receivable, and Contract Receivable balances that are recorded on the condensed consolidated balance sheets. We are continuing with our implementation plan and expect to transition to the new guidance beginning in 2020, including, if necessary, any cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective per the requirements of ASU 2016-13.

2. STOCK-BASED COMPENSATION PLAN:

Under SJI's 2015 Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the nine months ended September 30, 2019 and 2018. No stock appreciation rights have been issued under the Plan. During the nine months ended September 30, 2019 and 2018, SJI granted 184,791 and 201,858 restricted shares, respectively, to Officers and other key employees under the Plan. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving an ROE of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. Beginning in 2018, the vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. During the nine months ended September 30, 2019 and 2018, Officers and other key employees were granted 88,550 and 67,479 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

During the nine months ended September 30, 2019 and 2018, SJI granted 30,961 and 26,416 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at September 30, 2019 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2017 - TSR	40,819	$32.17	20.8%	1.47%
	2017 - CEGR, Time	54,135	$33.69	N/A	N/A
	2018 - TSR	50,991	$31.05	21.9%	2.00%
	2018 - CEGR, Time	83,989	$31.23	N/A	N/A
	2019 - TSR	38,934	$32.88	23.2%	2.40%
	2019 - CEGR, Time	139,863	$31.38	N/A	N/A

Directors -	2019	30,961	$27.07	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Officers & Key Employees	$1,071	$549	$3,355	$2,739
Directors	209	206	613	617
Total Cost	1,280	755	3,968	3,356

Capitalized	(119)	(101)	(153)	(303)
Net Expense	$1,161	$654	$3,815	$3,053

As of September 30, 2019, there was $7.4 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information regarding restricted stock award activity for SJI during the nine months ended September 30, 2019, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2019	411,809	26,416	$29.57
Granted	184,791	30,961	$31.03
Cancelled/Forfeited	(38,788)	—	$31.58
Vested	(149,082)	(26,416)	$26.09
Nonvested Shares Outstanding, September 30, 2019	408,730	30,961	$31.50

During the nine months ended September 30, 2019 and 2018, SJI awarded 125,288 shares to its Officers and other key employees at a market value of $3.7 million, and 67,130 shares at a market value of $2.0 million, respectively. During the nine months ended September 30, 2019 and 2018, SJI also awarded 26,416 and 30,394 shares to its Directors at a market value of $0.8 million and $1.0 million, respectively.

SJI has a policy of issuing new shares to satisfy its obligations under the Plan; therefore, there are no cash payment requirements resulting from the normal operation of the Plan. However, a change in control could result in such shares becoming non-forfeitable or immediately payable in cash. At the discretion of the Officers, Directors and other key employees, the receipt of vested shares can be deferred until future periods. These deferred shares are included in Treasury Stock on the condensed consolidated balance sheets.

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the nine months ended September 30, 2019 and 2018, SJG officers and other key employees were granted 6,095 and 32,924 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the nine months ended September 30, 2019 and 2018 was $0.1 million and $0.5 million, respectively. Approximately 69% of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

3. AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

PennEast - Midstream has a 20% investment in PennEast, which is planning to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey. On September 10, 2019, the U.S. Court of Appeals for the Third Circuit ruled that PennEast does not have eminent domain authority over NJ state-owned lands. In October 2019, the New Jersey Department of Environmental Protection denied and closed PennEast’s application for several permits without prejudice, citing the Third Circuit Court decision. On November 5, 2019, the U.S. Court of Appeals for the Third Circuit denied PennEast's petition for rehearing en banc. PennEast management remains committed to pursuing the project and intends to pursue all available options to challenge the court’s decision. SJI, along with the other partners, are intending to contribute to the project.

Our investment in PennEast totaled $80.4 million as of September 30, 2019. As a result of the court decision, we evaluated our investment in the PennEast project for an other-than-temporary impairment. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our key inputs involve significant management judgments and estimates, including projections of the project’s cash flows, selection of a discount rate and probability weighting of potential outcomes of legal proceedings. At this time, we believe we do not have an other-than-temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal proceedings are at very early stages, and the intent is to move forward with all potential legal proceedings and other options available. However, to the extent that the legal proceedings have unfavorable outcomes, or if PennEast concludes that the project is not viable or does not go forward as actions progress, our conclusions with respect to other-than-temporary impairment could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

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

SJRG had net sales to EnergyMark of $3.4 million and $7.7 million for the three months ended September 30, 2019 and 2018, respectively, and $22.6 million and $29.0 million for the nine months ended September 30, 2019 and 2018, respectively.

EnerConnex - SJEI has a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity.

During the first nine months of 2019 and 2018, SJI made net investments in unconsolidated affiliates of $6.0 million and $8.2 million, respectively.  As of September 30, 2019 and December 31, 2018, the outstanding balance of Notes Receivable – Affiliate was $17.1 million and $15.2 million, respectively. As of both September 30, 2019 and December 31, 2018, $13.6 million of these notes were secured by property, plant and equipment of the affiliates, accrue interest at 7.5% and are to be repaid through 2025. As of September 30, 2019 and December 31, 2018, the remaining $3.5 million and $1.6 million, respectively, of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2019, SJI had a net asset of approximately $84.2 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of September 30, 2019, is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $101.3 million.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, 2019 and 2018, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss before Income Taxes:
Sand Mining	$(16)	$3	$(60)	$(30)
Fuel Oil	(59)	(57)	(212)	(139)
Income Tax Benefits	16	11	56	34
Loss from Discontinued Operations — Net	$(59)	$(43)	$(216)	$(135)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues/Affiliates:
SJRG	$1,092	$691	$3,518	$4,388
Marina	82	89	290	281
Other	20	23	60	69
Total Operating Revenue/Affiliates	$1,194	$803	$3,868	$4,738

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$2,326	$1,094	$8,908	$28,525

Operations Expense/Affiliates:
SJI	$5,087	$6,148	$15,507	$19,899
SJIU	630	—	1,971	—
Millennium	794	750	2,118	2,191
Other	340	(112)	6,790	(344)
Total Operations Expense/Affiliates	$6,851	$6,786	$26,386	$21,746

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

4. COMMON STOCK:

The following shares were issued and outstanding for SJI:

2019
Beginning Balance, January 1	85,506,218
New Issuances During the Period:
Settlement of Equity Forward Sale Agreement	6,779,661
Stock-Based Compensation Plan	106,997
Ending Balance, September 30	92,392,876

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value of approximately $183.4 million was recorded in Premium on Common Stock. The increase is discussed under "Forward Shares" below.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of September 30, 2019. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

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

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 116,904 for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, incremental shares of 742,313 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. For the three months ended September 30, 2019 and 2018, incremental shares of 129,979 and 1,245,564, respectively, were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2, along with the impact of the Equity Units discussed above, accounted for under the treasury stock method.

DIVIDENDS PER SHARE — SJI's dividends per share were $0.29 and $0.28 for the three months ended September 30, 2019 and 2018, respectively, and $0.87 and $0.84 for the nine months ended September 30, 2019 and 2018, respectively. Cash dividends were not declared or paid by the Utilities to SJI during the three and nine months ended September 30, 2019 or 2018.

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

5. FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with certain counterparties to support their risk management activities associated with hedging commodities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of September 30, 2019 and December 31, 2018, SJI's balances (including SJG) in these accounts totaled $16.3 million and $1.6 million, respectively, held by the counterparties, which is recorded in Restricted Investments on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, SJG's balance held by the counterparties totaled $2.1 million and $1.3 million and was recorded in Restricted Investments on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at September 30, 2019 and December 31, 2018, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30, 2019
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$4,602	$1,347
Restricted Investments	16,271	2,084
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,873	$3,431

	As of December 31, 2018
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$30,030	$1,984
Restricted Investments	1,649	1,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,679	$3,262

NOTES RECEIVABLE-AFFILIATES - As of September 30, 2019, SJI had approximately $13.6 million included in Notes Receivable - Affiliate on the condensed consolidated balance sheets, due from Energenic, which is secured by its cogeneration assets for energy service projects. This note is subject to a reimbursement agreement that secures reimbursement for SJI, from its joint venture partner, of a proportionate share of any amounts that are not repaid.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $4.1 million and $5.3 million as of September 30, 2019 and December 31, 2018, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.5 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively. The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. The carrying amounts of these receivables approximate their fair value at September 30, 2019 and December 31, 2018, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of September 30, 2019, SJI had approximately $17.3 million, or 30.7%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at September 30, 2019 and December 31, 2018, except as noted below.
•For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of September 30, 2019 and December 31, 2018, were $2.69 billion and $2.91 billion, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of September 30, 2019 and December 31, 2018, were $2.36 billion and $2.84 billion, respectively. SJI's carrying amounts as of September 30, 2019 are net of unamortized debt issuance costs of $25.7 million and unamortized debt discounts of $5.3 million. SJI's carrying amounts as of December 31, 2018 are net of unamortized debt issuance costs of $27.0 million.

•The estimated fair values of SJG's long-term debt, including current maturities, as of September 30, 2019 and December 31, 2018, were $934.2 million and $895.1 million, respectively. The carrying amounts of SJG's long-term debt, including current maturities, as of September 30, 2019 and December 31, 2018, were $893.9 million and $893.4 million, respectively. The carrying amounts as of September 30, 2019 and December 31, 2018 are net of unamortized debt issuance costs of $6.4 million and $6.8 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at September 30, 2019 and December 31, 2018.

6. SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the CODM. These segments are as follows:

•SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.
•ETG utility operations consist of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.
•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland.
•Wholesale energy operations include the activities of SJRG and SJEX.
•Retail gas and other operations at SJE included natural gas acquisition and transportation service business lines. This business was sold on November 30, 2018.
•Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.
•On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE and SXLE.
•Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.
•Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.
•Corporate & Services segment includes costs related to the Acquisition, along with other unallocated costs. Also included in this segment are the results of AEP.
•Intersegment represents intercompany transactions among the above SJI consolidated entities.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues:
SJI Utilities:
SJG Utility Operations	62,039	$56,371	$396,505	$367,631
ETG Utility Operations	30,619	29,117	215,647	29,117
ELK Utility Operations	892	770	5,210	770
Subtotal SJI Utilities	93,550	86,258	617,362	397,518
Energy Group:
Wholesale Energy Operations	135,856	134,867	452,346	392,430
Retail Gas and Other Operations	—	18,292	—	81,661
Retail Electric Operations	22,395	51,269	65,617	137,966
Subtotal Energy Group	158,251	204,428	517,963	612,057
Energy Services:
On-Site Energy Production	11,980	15,317	38,098	61,208
Appliance Service Operations	514	509	1,529	1,480
Subtotal Energy Services	12,494	15,826	39,627	62,688
Corporate and Services	10,252	9,126	31,438	33,208
Subtotal	274,547	315,638	1,206,390	1,105,471
Intersegment Sales	(13,344)	(13,158)	(40,955)	(53,716)
Total Operating Revenues	$261,203	$302,480	$1,165,435	$1,051,755

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating (Loss) Income:
SJI Utilities:
SJG Utility Operations	$(8,319)	$(6,827)	$100,241	$94,417
ETG Utility Operations	(5,112)	(19,808)	41,088	(19,808)
ELK Utility Operations	(197)	(518)	401	(518)
Subtotal SJI Utilities	(13,628)	(27,153)	141,730	74,091
Energy Group:
Wholesale Energy Operations	(8,371)	(11,992)	(13,263)	53,193
Retail Gas and Other Operations	—	590	—	(3,509)
Retail Electric Operations	(3)	557	(3,972)	1,443
Subtotal Energy Group	(8,374)	(10,845)	(17,235)	51,127
Energy Services:
On-Site Energy Production	2,634	2,966	5,049	(98,023)
Appliance Service Operations	468	(322)	1,484	623
Subtotal Energy Services	3,102	2,644	6,533	(97,400)
Corporate and Services	(125)	(3,238)	(5,680)	(17,072)
Total Operating (Loss) Income	$(19,025)	$(38,592)	$125,348	$10,746

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$23,564	$20,427	$69,349	$61,016
ETG Utility Operations	7,461	6,403	20,932	6,403

ELK Utility Operations	158	94	383	94
Subtotal SJI Utilities	31,183	26,924	90,664	67,513
Energy Group:
Wholesale Energy Operations	22	36	70	88
Retail Gas and Other Operations	—	75	—	228
Subtotal Energy Group	22	111	70	316
Energy Services:
On-Site Energy Production	1,248	1,210	3,756	21,805
Appliance Service Operations	—	—	—	—
Subtotal Energy Services	1,248	1,210	3,756	21,805
Corporate and Services	1,094	2,651	4,092	11,816
Total Depreciation and Amortization	$33,547	$30,896	$98,582	$101,450

Interest Charges:
SJI Utilities:
SJG Utility Operations	$7,840	$7,108	$23,584	$20,835
ETG Utility Operations	7,165	4,835	20,106	4,835
ELK Utility Operations	4	3	15	3
Subtotal SJI Utilities	15,009	11,946	43,705	25,673
Energy Group:
Retail Gas and Other Operations	—	141	—	392
Subtotal Energy Group	—	141	—	392
Energy Services:
On-Site Energy Production	2,097	4,115	6,520	12,060
Midstream	573	541	1,672	1,446
Corporate and Services	14,433	15,303	44,496	36,141
Subtotal	32,112	32,046	96,393	75,712
Intersegment Borrowings	(3,255)	(5,512)	(10,449)	(15,645)
Total Interest Charges	$28,857	$26,534	$85,944	$60,067

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income Taxes:
SJI Utilities:
SJG Utility Operations	$(3,747)	$(2,818)	$20,620	$19,500
ETG Utility Operations	(2,065)	(6,866)	4,028	(6,866)
ELK Utility Operations	(54)	(143)	100	(143)
Subtotal SJI Utilities	(5,866)	(9,827)	24,748	12,491
Energy Group:
Wholesale Energy Operations	(2,130)	(3,036)	(3,088)	13,613
Retail Gas and Other Operations	—	144	—	(916)
Retail Electric Operations	4	157	(814)	406
Subtotal Energy Group	(2,126)	(2,735)	(3,902)	13,103
Energy Services:
On-Site Energy Production	242	(331)	(115)	(27,977)
Appliance Service Operations	142	171	445	408
Subtotal Energy Services	384	(160)	330	(27,569)
Midstream	(18)	(100)	(83)	(60)
Corporate and Services	(3,299)	(3,827)	(11,715)	(10,171)
Total Income Taxes	$(10,925)	$(16,649)	$9,378	$(12,206)

Property Additions:
SJI Utilities:
SJG Utility Operations	$73,059	$63,342	$195,621	$178,727
ETG Utility Operations	50,426	18,637	142,388	18,637
ELK Utility Operations	468	129	2,096	129
Subtotal SJI Utilities	123,953	82,108	340,105	197,493
Energy Group:
Wholesale Energy Operations	1	—	1	32
Retail Gas and Other Operations	—	186	—	495
Subtotal Energy Group	1	186	1	527
Energy Services:
On-Site Energy Production	—	696	164	2,379
Subtotal Energy Services	—	696	164	2,379
Midstream	16	(279)	35	31
Corporate and Services	368	—	954	11,549
Total Property Additions	$124,338	$82,711	$341,259	$211,979

	September 30, 2019	December 31, 2018
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,254,276	$3,118,236
ETG Utility Operations	2,335,164	2,148,175
ELK Utility Operations	19,808	16,482
Subtotal SJI Utilities	5,609,248	5,282,893
Energy Group:
Wholesale Energy Operations	173,252	266,417
Retail Gas and Other Operations (A)	120	12,736
Retail Electric Operations	29,572	39,345
Subtotal Energy Group	202,944	318,498
Energy Services:
On-Site Energy Production	163,716	195,329
Appliance Service Operations	—	—
Subtotal Energy Services	163,716	195,329
Midstream	81,099	72,333
Discontinued Operations	1,778	1,777
Corporate and Services	394,897	387,482
Intersegment Assets	(323,629)	(301,735)
Total Identifiable Assets	$6,130,053	$5,956,577
(A) As of September 30, 2019, the remaining $0.1 million of assets in the retail gas and other operations segment represents outstanding accounts receivable balances.

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

In July 2019, SJG filed its annual SBC petition, requesting a net $3.9 million increase, including tax, in SBC-related revenues. The SBC is comprised of three sub-components: the RAC, the CLEP, and the TIC. The matter is currently pending BPU approval.

In September 2019, the BPU approved the following SJG requests:

•A $27.6 million decrease in BGSS annual revenues and a $7.6 million decrease in CIP annual revenues, both effective October 1, 2019, on a provisional basis, associated with the 2019-2020 BGSS/CIP year, which runs from October 1, 2019 through September 30, 2020.

•An increase in annual revenues from base rates of $6.7 million to reflect the roll-in of $64.5 million of AIRP II investments made from July 2018 through June 2019, effective October 1, 2019.

•An increase in annual revenues from base rates of $2.9 million to reflect the roll-in of $27.4 million of SHARP II investments made from June 2018 through June 2019, effective October 1, 2019.

•The Statewide USF annual 2019-2020 budget for all the State’s gas utilities, which included an increase of approximately $1.0 million in SJG’s USF recoveries, effective October 1, 2019.

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

In July 2019, ETG filed its annual RAC rate adjustment petition, requesting a $6.1 million increase in revenues to continue recovering the costs of remediation. This matter is currently pending BPU approval.

In July 2019, ETG filed its annual EEP rate adjustment petition, requesting a $1.0 million increase in revenues to continue recovering the costs of, and the allowed return on, investments associated with its EEPs. This matter is currently pending BPU approval.

In July 2019, ETG filed its annual WNC/CEP/OSMC rate adjustment petition, requesting a $1.9 million decrease in revenues to return an over collection in each of these riders. This matter is currently pending BPU approval.

In September 2019, the BPU issued an order approving the Statewide USF annual 2019-2020 budget for all the State’s gas utilities, which included an increase of approximately $0.8 million in ETG’s USF recoveries, effective October 1, 2019.

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

The Utilities' Regulatory Assets as of September 30, 2019 consisted of the following items (in thousands):

	September 30, 2019
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$149,402	$16,809	$—	$166,211
Liability for Future Expenditures	144,543	103,332	—	247,875
Deferred ARO Costs	34,941	13,176	143	48,260
Deferred Pension Costs - Unrecognized Prior Service Cost	—	38,183	14	38,197
Deferred Pension and Other Postretirement Benefit Costs	79,466	2,607	30	82,103
Deferred Gas Costs - Net	66,265	12,929	924	80,118
SBC Receivable	1,159	—	—	1,159
Deferred Interest Rate Contracts	8,996	—	—	8,996
Energy Efficiency Tracker	9,322	—	—	9,322
Pipeline Supplier Service Charges	548	—	—	548
Pipeline Integrity Cost	5,923	—	—	5,923
AFUDC - Equity Related Deferrals	10,397	—	—	10,397
Other Regulatory Assets	10,054	9,817	446	20,317

Total Regulatory Assets	$521,016	$196,853	$1,557	$719,426

The Utilities' Regulatory Assets as of December 31, 2018 consisted of the following items (in thousands):

	December 31, 2018
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$136,227	$10,875	$—	$147,102
Liability for Future Expenditures	148,071	104,594	—	252,665
Deferred ARO Costs	31,096	—	—	31,096
Deferred Pension Costs - Unrecognized Prior Service Cost	—	40,612	14	40,626
Deferred Pension and Other Postretirement Benefit Costs	80,121	2,607	30	82,758
Deferred Gas Costs - Net	57,889	—	289	58,178
SBC Receivable	2,173	—	—	2,173
Deferred Interest Rate Contracts	5,867	—	—	5,867
Energy Efficiency Tracker	2,319	—	—	2,319
Pipeline Supplier Service Charges	617	—	—	617
Pipeline Integrity Cost	5,140	—	—	5,140
AFUDC - Equity Related Deferrals	13,914	—	—	13,914
Weather Normalization	—	3,210	139	3,349
Other Regulatory Assets	8,931	8,023	211	17,165

Total Regulatory Assets	$492,365	$169,921	$683	$662,969

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

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS bill credit. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS regulatory assets of SJI and SJG increased $21.9 million and $8.4 million, respectively, from December 31, 2018 to September 30, 2019, primarily due to gas commodity costs exceeding recoveries from customers and changes in valuations of hedged natural gas positions from prior periods.

DEFERRED ARO COSTS - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation. The Deferred ARO Costs regulatory asset increased $17.2 million from December 31, 2018 to September 30, 2019, due to revisions to the settlement timing, retirement costs, and changes to inflation and discount rates used to measure the expected retirement costs combined with the addition of ETG's ARO liability recorded through purchase accounting (see Note 17). Corresponding decreases are made to the ARO liability, thus having no impact on earnings.

EET - The EET Regulatory Asset increased $7.0 million from December 31, 2018 to September 30, 2019 due to excess program expenditures incurred net of recoveries.

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

The Utilities Regulatory Liabilities as of September 30, 2019 consisted of the following items (in thousands):

	September 30, 2019
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$17,088	$34,761	$1,419	$53,268
Excess Deferred Taxes	252,499	118,459	1,233	372,191
Deferred Revenues - Net	—	13	—	13
CIP Payable	2,944	—	—	2,944
Weather Normalization	—	1,646	—	1,646
Amounts to be Refunded to Customers	—	11,687	—	11,687
Other Regulatory Liabilities	—	415	—	415

Total Regulatory Liabilities	$272,531	$166,981	$2,652	$442,164

The Utilities Regulatory Liabilities as of December 31, 2018 consisted of the following items (in thousands):

	December 31, 2018
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$20,805	$47,909	$1,393	$70,107
Excess Deferred Taxes	259,863	118,757	1,231	379,851
Deferred Gas Costs - Net	—	3,188	—	3,188
CIP Payable	5,871	—	—	5,871
Amounts to be Refunded to Customers	—	17,039	—	17,039
Other Regulatory Liabilities	—	2,443	—	2,443

Total Regulatory Liabilities	$286,539	$189,336	$2,624	$478,499

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform (see Notes 1 and 4 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018). The decrease in this liability from December 31, 2018 to September 30, 2019 is related to excess tax amounts returned to customers through customer billings. The Unprotected amount of excess deferred taxes of $26.1 million will be returned to customers over a five year period. The remaining balance will be deferred until SJG's next base rate case as approved by the BPU.

WEATHER NORMALIZATION - The tariffs for ETG include a weather normalization clause that reduces customer bills when winter weather is colder than normal and increases customer bills when winter weather is warmer than normal. The overall reduction of ETG's weather normalization from a $3.2 million regulatory asset at December 31, 2018 to a $1.6 million regulatory liability at September 30, 2019, was due to timing of collections from customers and colder than normal weather during the first three months of the year.

EXCESS PLANT REMOVAL COSTS - The Utilities accrue and collect for cost of removal of utility property. This regulatory liability represents customer collections in excess of actual expenditures, which will be returned to customers as a reduction to depreciation expense. The Excess Plant Removal Costs Liability decreased from December 31, 2018 primarily related to removal costs incurred by the Utilities.

AMOUNTS TO BE REFUNDED TO CUSTOMERS - See "AMA" section in Note 1.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2019 and 2018, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans for SJI consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service Cost	$1,387	$1,875	$4,187	$4,691
Interest Cost	4,307	3,818	12,971	9,642
Expected Return on Plan Assets	(5,077)	(5,256)	(15,213)	(12,908)
Amortizations:
Prior Service Cost	26	26	79	84
Actuarial Loss	2,398	2,878	7,195	8,642
Net Periodic Benefit Cost	3,041	3,341	9,219	10,151
Capitalized Benefit Cost	(454)	(762)	(1,423)	(1,799)
Deferred Benefit Cost	(516)	(594)	(1,710)	(1,719)
Total Net Periodic Benefit Expense	$2,071	$1,985	$6,086	$6,633

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service Cost	$129	$251	$400	$692
Interest Cost	729	644	2,163	1,720
Expected Return on Plan Assets	(1,147)	(1,129)	(3,428)	(3,012)
Amortizations:
Prior Service Cost	(144)	(74)	(432)	(246)
Actuarial Loss	292	223	876	674
Net Periodic Benefit Cost	(141)	(85)	(421)	(172)
Capitalized Benefit Cost	(115)	263	(270)	258
Deferred Benefit Cost	118	—	352	—
Total Net Periodic Benefit Expense	$(138)	$178	$(339)	$86

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $1.9 million and $2.3 million of the totals presented in the table above for the three months ended September 30, 2019 and 2018, respectively, and $6.3 million and $6.7 million of the totals presented in the table above for the nine months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019 and 2018, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was $(0.1) million and $(0.5) million, respectively, of the totals presented in the table above, and, for the nine months ended September 30, 2019 and 2018, $(0.3) million and $(0.5) million, respectively, of the totals presented in the table above.

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

No contributions were made to the pension plans by either SJI or SJG during the nine months ended September 30, 2019 or 2018. SJI and SJG do not expect to make any contributions to the pension plans during the remainder of 2019; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded SERP are expected to be approximately $3.3 million in 2019.

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

10. LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2019 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$352,400	(A)	$147,600	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2020
Term Loan Credit Agreement	100,000	100,000		—	September 2020

Total SJI	650,000	502,400		147,600

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	176,000	(B)	24,000	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2020

Total SJG	210,000	176,000		34,000

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	145,300	(C)	54,700	June 2021

Total	$1,060,000	$823,700		$236,300

(A) Includes letters of credit outstanding in the amount of $9.6 million.
(B) Includes letters of credit outstanding in the amount of $0.8 million.
(C) Includes letters of credit outstanding in the amount of $1.0 million.

In June 2019, SJI entered into an amendment to its Five Year Revolving Credit Agreement ("Credit Agreement"), expiring in August 2022, that increased by $100.0 million the amount SJI can borrow under the Credit Agreement in the form of revolving loans from a total aggregate amount of $400.0 million to $500.0 million. In addition, as part of the total $500.0 million extension of credit, the Credit Agreement provides for swingline loans (in an amount not to exceed an aggregate of $50.0 million) and letters of credit (in an amount not to exceed an aggregate of $200.0 million), each at the applicable interest rates specified in the Credit Agreement. Subject to certain conditions set forth in the Credit Agreement, the Company may increase the revolving credit facility up to a maximum aggregate amount of $100.0 million (for a total facility of up to $600.0 million), although no lender is obligated to increase its commitment.

On September 23, 2019, SJI entered into an unsecured $100.0 million term loan credit agreement. The entire amount was borrowed on September 23, 2019. The maturity date of the term loan is September 18, 2020. Any amounts repaid prior to the maturity date cannot be reborrowed. The term loan bears interest at a variable base rate or a variable LIBOR rate, at the Company’s election.

SJI (as a guarantor to ELK's obligation under this revolving credit agreement), ETG and ELK (as Borrowers) have a $200.0 million revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($175.0 million for ETG; $25.0 million for ELK), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at September 30, 2019. In June 2019, this revolving credit agreement was amended to add SJIU as an additional Borrower and to extend the termination date from June 2020 to June 2021.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of September 30, 2019. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG, ETG, and ELK), which changes daily, was 3.00% and 2.68% at September 30, 2019 and 2018, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.39% and 2.42% at September 30, 2019 and 2018, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG, ETG, and ELK), not including letters of credit, during the nine months ended September 30, 2019 and 2018 were $487.8 million and $258.8 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2019 and 2018 were $882.7 million and $516.9 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the nine months ended September 30, 2019 and 2018 were $96.2 million and $67.9 million, respectively. The maximum amounts outstanding under its credit facilities during the nine months ended September 30, 2019 and 2018 were $175.3 million and $141.1 million, respectively.

The SJI, SJG and ETG/ELK principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of September 30, 2019. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of September 30, 2019.

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

11. COMMITMENTS AND CONTINGENCIES:

GUARANTEES — As of September 30, 2019, SJI had issued $10.6 million of parental guarantees on behalf of an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC-approved tariffs. SJG and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $6.9 million and $5.1 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.3 million per month. SJRG has also committed to purchase 832,500 dts/d of natural gas, from various suppliers, for terms ranging from 4 to 10 years at index-based prices.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% and 69% of SJI's and SJG's workforce at September 30, 2019, respectively. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2020.

STANDBY LETTERS OF CREDIT — As of September 30, 2019, SJI provided $9.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. ETG provided a $1.0 million letter of credit under its revolving credit facility to support commodity trading activity. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.

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

SJI was involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the court entered final judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG have accrued, including interest, $22.9 million and $59.3 million, respectively, from the first quarter of 2017 through September 30, 2019. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates. As such, the $22.9 million associated with SJG was recorded as both an Accounts Payable and an increase in Regulatory Assets on the condensed consolidated balance sheets of both SJI and SJG as of September 30, 2019. The $59.3 million associated with SJRG was also recorded as an Accounts Payable on the condensed consolidated balance sheets of SJI as of September 30, 2019. Charges recorded to Cost of Sales - Nonutility on the condensed consolidated statements of income of SJI were $0.5 million for the nine months ended September 30, 2019, and $1.4 million and $2.7 million for the three and nine months ended September 30, 2018, respectively. There were no charges recorded to Cost of Sales - Nonutility on the condensed consolidated statement of income of SJI for the three months ended September 30, 2019. SJI also recorded to Interest Charges on the condensed consolidated statements of income $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. In April 2018, SJI filed an appeal of this judgment which was heard by the Tenth Circuit on January 22, 2019. On August 6, 2019, the Tenth Circuit issued its decision affirming the lower court’s decision and finding that SJG and SJRG breached the contracts and the plaintiff is entitled to damages. SJI established a reserve to reflect the differences between the invoices and paid amounts, as noted above. The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit. The plaintiff supplier sought recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019. The decision in the first lawsuit is prejudicial to this second lawsuit and SJI is similarly obligated to pay damages related to this breach of contract claim as well. All reserves related to this second lawsuit are recorded as part of the accrued amounts disclosed above. As a result of these judgments, SJRG paid $59.3 million in September 2019 and SJG paid $22.9 million in October 2019 to the plaintiff supplier (see Note 20). These cases are now concluded.

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

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $2.8 million and $3.2 million related to all claims in the aggregate as of September 30, 2019 and December 31, 2018, respectively, of which SJG has accrued approximately $0.6 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. ETG is subject to environmental remediation liabilities associated with six former manufactured gas plant sites in New Jersey. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the BPU. SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage. There have been no significant changes to the status of SJI’s environmental remediation efforts since December 31, 2018, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	112.8	42.1
Expected future sales of natural gas (in MMdts)	116.8	29.6
Expected future purchases of electricity (in MMmWh)	0.8	—
Expected future sales of electricity (in MMmWh)	0.7	—

Basis and Index related net purchase (sale) contracts (in MMdts)	32.1	0.1

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These unrealized pre-tax (losses) gains were $(6.2) million and $(11.2) million for the three months ended September 30, 2019 and 2018, respectively, and $(18.4) million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of September 30, 2019 and December 31, 2018, SJI had $0.6 million and $4.1 million, respectively, and SJG had $5.9 million and $3.3 million, respectively, of unrealized gains included in its BGSS related to energy-related commodity contracts.

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

As of September 30, 2019, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$46,708	$40,653	$54,021	$24,134
Derivatives - Energy Related - Non-Current	9,606	7,812	7,169	7,256
Interest rate contracts:
Derivatives - Other - Current	—	1,352	—	588
Derivatives - Other - Noncurrent	—	13,621	—	7,285
Total derivatives not designated as hedging instruments under GAAP	$56,314	$63,438	$61,190	$39,263

Total Derivatives	$56,314	$63,438	$61,190	$39,263

SJG:
Derivatives not designated as hedging instruments under GAAP	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$13,878	$7,742	$5,464	$2,146
Derivatives – Energy Related – Non-Current	15	244	15	43
Interest rate contracts:
Derivatives – Other - Current	—	551	—	343
Derivatives – Other - Noncurrent	—	8,445	—	5,524
Total derivatives not designated as hedging instruments under GAAP	$13,893	$16,982	$5,479	$8,056

Total Derivatives	$13,893	$16,982	$5,479	$8,056

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.

As of September 30, 2019 and December 31, 2018, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2019
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$56,314	$—	$56,314	$(35,430)	(A)	$—	$20,884
Derivatives - Energy Related Liabilities	$(48,465)	$—	$(48,465)	$35,430	(B)	$7,814	$(5,221)
Derivatives - Other	$(14,973)	$—	$(14,973)	$—		$—	$(14,973)
SJG:
Derivatives - Energy Related Assets	$13,893	$—	$13,893	$(4,929)	(A)	$—	$8,964
Derivatives - Energy Related Liabilities	$(7,986)	$—	$(7,986)	$4,929	(B)	$995	$(2,062)
Derivatives - Other	$(8,996)	$—	$(8,996)	$—		$—	$(8,996)

As of December 31, 2018
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$61,190	$—	$61,190	$(21,045)	(A)	$(7,252)	$32,893
Derivatives - Energy Related Liabilities	$(31,390)	$—	$(31,390)	$21,045	(B)	$—	$(10,345)
Derivatives - Other	$(7,873)	$—	$(7,873)	$—		$—	$(7,873)
SJG:
Derivatives - Energy Related Assets	$5,479	$—	$5,479	$(347)	(A)	$688	$5,820
Derivatives - Energy Related Liabilities	$(2,189)	$—	$(2,189)	$347	(B)	$—	$(1,842)
Derivatives - Other	$(5,867)	$—	$(5,867)	$—		$—	$(5,867)

(A) The balances at September 30, 2019 and December 31, 2018 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2019 and December 31, 2018 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2019	2018	2019	2018
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(11)	$(35)	$(35)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(11)	(35)	(35)

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2019	2018	2019	2018
SJI (includes SJG and all other consolidated subsidiaries):
(Losses) Gains on energy-related commodity contracts (a)	$(6,187)	$(11,225)	$(18,390)	$5,950
(Losses) Gains on interest rate contracts (b)	(1,137)	673	(3,972)	2,921

Total	$(7,324)	$(10,552)	$(22,362)	$8,871

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2019, is approximately $0.2 million. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2019, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

13. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:

•Level 1:  Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2019	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$41	$41	$—	$—
Derivatives – Energy Related Assets (B)	56,314	10,262	20,230	25,822
	$56,355	$10,303	$20,230	$25,822
SJG:
Assets
Derivatives – Energy Related Assets (B)	$13,893	$4,929	$17	$8,947
	$13,893	$4,929	$17	$8,947
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$48,465	$22,365	$12,139	$13,961
Derivatives – Other (C)	14,973	—	14,973	—
	$63,438	$22,365	$27,112	$13,961
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$7,986	$5,924	$1,356	$706
Derivatives – Other (C)	8,996	—	8,996	—
	$16,982	$5,924	$10,352	$706

As of December 31, 2018	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$41	$41	$—	$—
Derivatives – Energy Related Assets (B)	61,190	9,955	23,429	27,806
	$61,231	$9,996	$23,429	$27,806
SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,479	$348	$126	$5,005
	$5,479	$348	$126	$5,005

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,390	$7,291	$12,354	$11,745
Derivatives – Other (C)	7,873	—	7,873	—
	$39,263	$7,291	$20,227	$11,745
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,189	$1,035	$1,077	$77
Derivatives – Other (C)	5,867	—	5,867	—
	$8,056	$1,035	$6,944	$77

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at September 30, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$23,490	$12,719	Discounted Cash Flow	Forward price (per dt)	$1.28 - $8.32 [$2.74]	(A)
Forward Contract - Electric	$2,332	$1,242	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [54.83%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [45.17%]	(B)

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$20,706	$8,976	Discounted Cash Flow	Forward price (per dt)	$1.56 - $9.00 [$3.12]	(A)
Forward Contract - Electric	$7,100	$2,769	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [54.55%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [45.45%]	(B)

SJG:

Type	Fair Value at September 30, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$8,947	$706	Discounted Cash Flow	Forward price (per dt)	$1.18 - $6.24 [$3.94]	(A)

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,005	$77	Discounted Cash Flow	Forward price (per dt)	$3.13 - $6.00 [$4.53]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2019 and 2018, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$9,959	$16,061
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	6,046	10,331
Settlements	(4,144)	(14,531)

Balance at end of period	$11,861	$11,861

SJG:
Balance at beginning of period	$1,708	$4,928
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	6,533	8,241
Settlements	—	(4,928)

Balance at end of period	$8,241	$8,241

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$18,361	$3,110
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	(4,426)	5,778
Settlements	(3,631)	1,416

Balance at end of period	$10,304	$10,304

SJG:
Balance at beginning of period	$5,997	$2,052
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	619	6,616
Settlements	—	(2,052)

Balance at end of period	$6,616	$6,616

(A) Represents total gains (losses) included in earnings for SJI and SJG for the three and nine months ended September 30, 2019 and 2018 that are attributable to the change in unrealized gains (losses) relating to those assets and liabilities included in Level 3 still held as of September 30, 2019 and 2018, respectively. These gains (losses) are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14. LONG-TERM DEBT:

SJI and SJG had the following long-term debt-related activity during the nine months ended September 30, 2019:

2019 Issuances

•SJI offered and sold $200.0 million aggregate principal amount of the Company's 5.625% Junior Subordinated Notes due 2079. The total net cash proceeds, inclusive of a debt discount of $5.3 million, were $194.7 million.

•ETG entered into a Bond Purchase Agreement and issued 2.84% First Mortgage Bonds, Series 2019A-1, due September 27, 2029 in the aggregate principal amount of $40.0 million.

•SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement. All loans under this credit agreement are due and payable in April 2020; as such, the issuance amount is recorded in current portion of long-term debt on the condensed consolidated balance sheets.

2019 Pay downs

•SJI provided four Notices of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay the $475.0 million aggregate principal amount outstanding. As a result of these notices, the Company has repaid the $475.0 million aggregate principal amount in full.

•SJI paid off the $60.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-1, due June 26, 2019, and paid off the $40.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-1, due June 26, 2019.

•SJI paid off the $30.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-2, due August 15, 2019.

•SJI paid off the $50.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-3, due September 26, 2019, and paid off the $60.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-2, due September 26, 2019.

•SJG paid off the $10.0 million principal amount outstanding on its 5.587% First Mortgage Bond due August 1, 2019.

SJI and SJG did not issue or retire any other long-term debt during the nine months ended September 30, 2019.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's AOCL for the three and nine months ended September 30, 2019 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at July 1, 2019 (a)	$(25,626)	$(346)	$(10)	$(97)	$(26,079)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	9	—	—	9
Net current period other comprehensive income	—	9	—	—	9
Balance at September 30, 2019 (a)	$(25,626)	$(337)	$(10)	$(97)	$(26,070)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2019 (a)	$(25,626)	$(362)	$(10)	$(97)	$(26,095)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL (b)	—	25	—	—	25
Net current period other comprehensive income	—	25	—	—	25
Balance at September 30, 2019 (a)	$(25,626)	$(337)	$(10)	$(97)	$(26,070)

(a) Determined using a combined average statutory tax rate of approximately 27%.
(b) See table below.

The following table provides details about reclassifications out of SJI's AOCL for the three and nine months ended September 30, 2019 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Unrealized Loss on Derivatives-Other - interest rate contracts designated as cash flow hedges	$12	$35	Interest Charges
Income Taxes	(3)	(10)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$9	$25

(a) Determined using a combined average statutory tax rate of approximately 27%.

The following table summarizes the changes in SJG's AOCL for the three and nine months ended September 30, 2019 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at July 1, 2019 (a)	$(21,901)	$(440)	$(22,341)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	9	9
Net current period other comprehensive income	—	9	9
Balance at September 30, 2019 (a)	$(21,901)	$(431)	$(22,332)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2019 (a)	$(21,901)	$(456)	$(22,357)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL (b)	—	25	25
Net current period other comprehensive income (loss)	—	25	25
Balance at September 30, 2019 (a)	$(21,901)	$(431)	$(22,332)

(a) Determined using a combined average statutory tax rate of approximately 27%.
(b) See table below.

The reclassifications out of SJG's AOCL during the three and nine months ended September 30, 2019 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Statements of Income
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	$35	Interest Charges
Income Taxes	(3)	(10)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$9	$25

(a) Determined using a combined average statutory tax rate of approximately 27%.

16. REVENUE:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identify a performance obligation for each promise to transfer to a customer a distinct good or service.

SJI revenues from contracts with customers totaled $268.8 million and $314.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1,107.4 million and $960.3 million for the nine months ended September 30, 2019 and 2018, respectively. SJG revenues from contracts with customers totaled $55.2 million and $49.5 million for the three months ended September 30, 2019 and 2018, respectively, and $335.2 million and $307.5 million for the nine months ended September 30, 2019 and 2018, respectively. The SJG balance is a part of the SJG utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK gas utility operating segments (including CIP, AIRP, SHARP, and WNC), and (b) both utility and nonutility revenue from derivative contracts at the SJG and ETG gas utility, wholesale energy and retail electric operating segments.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three and nine months ended September 30, 2019 (in thousands):

Three Months Ended September 30, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$31,256	$16,092	$243	$—	$4,205	$—	$514	$—	$52,310
Commercial & Industrial	21,164	12,799	629	158,244	10,275	11,980	—	(3,092)	211,999
OSS & Capacity Release	2,234	—	—	—	—	—	—	—	2,234
Other	544	1,733	23	—	—	—	—	—	2,300
	$55,198	$30,624	$895	$158,244	$14,480	$11,980	$514	$(3,092)	$268,843
Product Line:
Gas	$55,198	$30,624	$895	$158,244	$—	$—	$—	$(1,173)	$243,788
Electric	—	—	—	—	14,480	—	—	(2,184)	12,296
Solar	—	—	—	—	—	3,429	—	—	3,429
CHP	—	—	—	—	—	7,218	—	—	7,218
Landfills	—	—	—	—	—	1,333	—	—	1,333
Other	—	—	—	—	—	—	514	265	779
	$55,198	$30,624	$895	$158,244	$14,480	$11,980	$514	$(3,092)	$268,843

Nine Months Ended September 30, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$244,889	$143,584	$2,204	$—	$10,966	$—	$1,529	$—	$403,172
Commercial & Industrial	82,255	71,013	2,769	469,805	35,697	38,098	—	(9,517)	690,120
OSS & Capacity Release	6,248	—	—	—	—	—	—	—	6,248
Other	1,787	5,906	127	—	—	—	—	—	7,820
	$335,179	$220,503	$5,100	$469,805	$46,663	$38,098	$1,529	$(9,517)	$1,107,360
Product Line:
Gas	$335,179	$220,503	$5,100	$469,805	$—	$—	$—	$(3,807)	$1,026,780
Electric	—	—	—	—	46,663	—	—	(5,975)	40,688
Solar	—	—	—	—	—	12,443	—	—	12,443
CHP	—	—	—	—	—	21,371	—	—	21,371
Landfills	—	—	—	—	—	4,284	—	—	4,284
Other	—	—	—	—	—	—	1,529	265	1,794
	$335,179	$220,503	$5,100	$469,805	$46,663	$38,098	$1,529	$(9,517)	$1,107,360

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three and nine months ended September 30, 2018 (in thousands):

Three Months Ended September 30, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$26,683	$16,193	$222	$—	$—	$9,691	$—	$509	$—	$53,298
Commercial & Industrial	19,109	11,946	496	173,363	12,487	27,755	15,317	—	(4,032)	256,441
OSS & Capacity Release	3,066	—	—	—	—	—	—	—	—	3,066
Other	658	978	26	—	—	—	—	—	—	1,662
	$49,516	$29,117	$744	$173,363	$12,487	$37,446	$15,317	$509	$(4,032)	$314,467
Product Line:
Gas	$49,516	$29,117	$718	$173,363	$12,487	$—	$—	$—	$(1,579)	$263,622
Electric	—	—	—	—	—	37,446	—	—	(2,453)	34,993
Solar	—	—	—	—	—	—	5,392	—	—	5,392
CHP	—	—	—	—	—	—	8,151	—	—	8,151
Landfills	—	—	—	—	—	—	1,774	—	—	1,774
Other	—	—	26	—	—	—	—	509	—	535
	$49,516	$29,117	$744	$173,363	$12,487	$37,446	$15,317	$509	$(4,032)	$314,467

Nine Months Ended September 30, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas and Other Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$217,927	$16,193	$222	—	—	$24,178	—	$1,480	—	$260,000
Commercial & Industrial	78,478	11,946	496	423,585	60,854	72,135	61,208	—	(20,508)	688,194
OSS & Capacity Release	9,242	—	—	—	—	—	—	—	—	9,242
Other	1,860	978	26	—	—	—	—	—	—	2,864
	$307,507	$29,117	$744	$423,585	$60,854	$96,313	$61,208	$1,480	$(20,508)	$960,300
Product Line:
Gas	$307,507	$29,117	$718	$423,585	$60,854	—	—	—	$(8,067)	$813,714
Electric	—	—	—	—	—	96,313	—	—	(6,134)	90,179
Solar	—	—	—	—	—	—	33,133	—	(6,307)	26,826
CHP	—	—	—	—	—	—	23,165	—	—	23,165
Landfills	—	—	—	—	—	—	4,910	—	—	4,910
Other	—	—	26	—	—	—	—	1,480	—	1,506
	$307,507	$29,117	$744	$423,585	$60,854	$96,313	$61,208	$1,480	$(20,508)	$960,300

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/19	$337,502	$79,538
Ending balance as of 9/30/19	179,108	18,714
Increase (Decrease)	$(158,394)	$(60,824)

Beginning balance as of 1/1/18	$202,379	$73,377
Ending balance as of 9/30/18	220,561	29,313
Increase (Decrease)	$18,182	$(44,064)

SJG:
Beginning balance as of 1/1/19	$101,572	$43,271
Ending balance as of 9/30/19	65,511	7,831
Increase (Decrease)	$(36,061)	$(35,440)

Beginning balance as of 1/1/18	$78,571	$54,980
Ending balance as of 9/30/18	72,010	7,995
Increase (Decrease)	$(6,561)	$(46,985)

(1) Included in Accounts Receivable in the condensed consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers.

(2) Included in Unbilled Revenues in the condensed consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional. The change in unbilled revenues for the nine months ended September 30, 2019 and 2018 is due primarily to the timing difference between SJI and SJG delivering the commodity to the customer and the customer actually receiving the bill for payment.

17. BUSINESS COMBINATIONS:

ETG and ELK Acquisition

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

The pro forma results include adjustments for the financing impact of the Acquisition, along with the tax-related impacts. Other material non-recurring adjustments are reflected in the pro forma and described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$261,203	$302,480	$1,165,435	$1,240,240
Net income (loss)	$(34,805)	$(25,116)	$37,433	$38,307
Earnings (loss) per share	$(0.38)	$(0.29)	$0.41	$0.46

The supplemental unaudited pro forma net income for the three and nine months ended September 30, 2018 were adjusted to exclude $18.9 million and $32.1 million, respectively, of acquisition-related costs, which includes one-time regulatory approval costs, but excludes financing adjustments and recurring charges.

Financial information of the acquirees

The amount of ETG and ELK revenues included in the Company's condensed consolidated statement of income for the three and nine months ended September 30, 2019 is $31.5 million and $220.9 million, respectively. The amount of ETG and ELK net income (loss) included in the Company's condensed consolidated statement of income for the three and nine months ended September 30, 2019 is $(10.0) million and $17.4 million, respectively.

AEP Acquisition

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration, inclusive of certain working capital and other closing adjustments.

The acquisition of AEP was accounted for as a business combination using the acquisition method of accounting in accordance with GAAP. Under the acquisition method of accounting, the total estimated purchase price of an acquisition is allocated to the net assets based on their estimated fair values. AEP does not have any regulated operations.

The Company has not finalized its valuation of certain assets and liabilities in connection with the acquisition of AEP. As such, the estimated measurements recorded to date are subject to change. Any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations and cash flows. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

The purchase price for the AEP acquisition has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed as of the acquisition date and is as follows:

(in thousands)	AEP
Cash	$43
Accounts Receivable	116
Other Prepayments and Current Assets	53
Goodwill	1,843
Other Noncurrent Assets	2,400
Total assets acquired	4,455
Accounts Payable	11
Other Current Liabilities	449
Total liabilities assumed	460
Total net assets acquired	$3,995

All assets and financial results of AEP are included in the Corporate & Services segment. The amount of AEP revenues and net income included in the Company's condensed consolidated statement of income for the three and nine months ended September 30, 2019 is approximately $0.1 million and less than $0.1 million, respectively.

18. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

GOODWILL - Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration paid or transferred over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three and nine months ended September 30, 2019.

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

Total goodwill of $705.7 million and $734.6 million was recorded on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $700.2 million was included in the ETG Utility Operations segment, $3.6 million was included in the On-Site Energy Production segment, $1.8 million was included in the Corporate & Services segment and $0.1 million was included in the ELK Utility Operations segment. As of December 31, 2018, $730.9 million was included in the ETG Utility Operations segment, $3.6 million was included in the On-Site Energy Production segment, and $0.1 million was included in the ELK Utility Operations segment. SJG does not have any goodwill.

A rollforward of the Company's goodwill is as follows (in thousands):

2019
Beginning Balance, January 1	$734,607
Goodwill from AEP Acquisition	1,843
ETG and ELK Acquisition-related Working Capital Settlement	(15,600)
ETG and ELK Fair Value Adjustments During Measurement Period	(15,143)
Ending Balance, September 30	$705,707

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships, including those obtained in the acquisition of AEP (see Note 17), along with the AMA (see Note 1). The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years.

The cost (less accumulated amortization) of identifiable intangible assets of $26.0 million and $28.1 million are included in Other Noncurrent Assets on the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The decrease from the prior year is due to amortization recorded during the nine months ended September 30, 2019, partially offset by $2.4 million of customer relationship intangible assets recorded in connection with the AEP acquisition during the third quarter of 2019. No impairment charges were recorded on identifiable intangible assets during the three and nine months ended September 30, 2019 or 2018. SJG does not have any identifiable intangible assets.

19. LEASES:

SJI and SJG (collectively, the "Company" for purposes of Note 19) is a lessee for the following classes of underlying assets: equipment, real estate (land and building), and fleet vehicles. The Company determines if it is considered a lessee in an arrangement that qualifies as a lease at its inception based on whether or not the contract grants the Company the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. SJI's and SJG's real estate leases, which are comprised primarily of office space and payment centers, represent approximately 64% and 38%, respectively, of operating lease liabilities and generally have a lease term between 5 and 15 years. The remaining operating leases primarily consist of fleet vehicles (SJI only), communication towers, and general office equipment, each with various lease terms ranging between 3 and 25 years. The majority of our leases are comprised of fixed lease payments, with a portion of the Company’s real estate, fleet vehicles, and office equipment leases including lease payments tied to levels of production, maintenance and property taxes, which may be subject to variability. The Company does not have any finance leases. The Company also evaluates contracts in which it is the owner of an underlying asset in the same manner as if it is a lessee, to determine if it should be considered the lessor of that asset. SJI has one contract where it is considered the lessor, see "Thermal Facility" below; SJG is not considered the lessor of any assets.

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

As stated in Note 1, SJI and SJG had $3.1 million and $0.5 million, respectively, of right-of-use assets upon adoption of Topic 842 on January 1, 2019, with lease liabilities of the same amount. As of September 30, 2019, SJI recognized right-of-use assets and lease liabilities of $1.9 million and $2.1 million, respectively, for operating leases, with the reduction being amortization. The lease liability is comprised of approximately $1.3 million of real estate leases, $0.7 million of equipment leases and $0.1 million of fleet vehicle leases. As of September 30, 2019, SJG recognized right-of-use assets and lease liabilities of $0.4 million each for operating leases, with the difference also being amortization. The lease liability is comprised of approximately $0.2 million of equipment leases and $0.1 million of real estate leases. SJI and SJG recorded the right-of-use assets in Other Noncurrent Assets and the lease liabilities in Other Current and Noncurrent Liabilities (as shown in the table below) on the condensed consolidated balance sheets as of September 30, 2019.

The maturity of the Company’s operating lease liabilities as of September 30, 2019 is as follows (in thousands):

	As of September 30, 2019
	SJI Consolidated	SJG
2019 (excluding the nine months ended September 30, 2019)	$414	$43
2020	1,075	150
2021	233	39
2022	65	21
2023	34	19
Thereafter	114	114
Total future minimum lease payments	1,935	386
Less imputed interest	64	32
Total lease payments	$1,871	$354
Included in the condensed consolidated balance sheet
Current lease liabilities (included in Other Current Liabilities)	$1,326	$166
Long-term lease liabilities (included in Other Noncurrent Liabilities)	545	188
Total lease liabilities	$1,871	$354

The total operating lease cost for SJI was $0.7 million and $2.3 million during the three and nine months ended September 30, 2019, respectively. The total operating lease cost for SJG was $0.1 million and $0.3 million during the three and nine months ended September 30, 2019, respectively. Short-term lease costs were immaterial for both SJI and SJG. Neither SJI nor SJG had any sublease income during the three and nine months ended September 30, 2019. Operating cash flows from operating leases for SJI were $0.4 million and $1.2 million during the three and nine months ended September 30, 2019, respectively. Operating cash flows from operating leases for SJG were $0.1 million and $0.3 million during the three and nine months ended September 30, 2019, respectively.

Neither SJI nor SJG have leases with related parties or leverage lease arrangements. There are no leases that have not yet commenced but that create significant rights and obligations.

SJI had $0.3 million and $1.1 million of variable lease payments pertaining to leased back assets during the three and nine months ended September 30, 2019, respectively. As discussed in Note 1 under "Agreement to Sell Solar Assets," SJI has solar assets that are being leased back from the buyer; however these assets were leased back in 2018 and are treated as operating leases. As per the "package of expedients" discussed in Note 1, SJI is not required to reassess under Topic 842 the Company’s prior conclusions about lease identification or classification.

The following summarizes our contractual obligations for operating leases and their applicable payment due dates, as of December 31, 2018 under ASC Topic 840, prior to the implementation of ASC 842:

	Total	Up to 1 year	Years 2&3	Years 4&5	More than 5 years
SJI Consolidated	1,885	838	916	131	—
SJG	175	56	112	7	—

Supplemental Non-Cash Disclosures

SJI and SJG did not record any new leases during the three and nine months ended September 30, 2019.

The weighted average remaining lease term for SJI's operating leases is 2.6 years at a weighted average discount rate of 3.0%.

The weighted average remaining lease term for SJG's operating leases is 6.9 years at a weighted average discount rate of 3.0%.

Thermal Facility

Marina is considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which expires in May 2027. As of September 30, 2019 and December 31, 2018, the carrying costs of this property and equipment under operating lease was $69.1 million and $71.5 million, respectively (net of accumulated depreciation of $40.1 million and $37.7 million, respectively), and is included in Nonutility Property and Equipment in the condensed consolidated balance sheets.

Minimum future rentals to be received on this operating lease of property and equipment as of September 30, 2019 for the remainder of 2019 and each of the next five fiscal years and in the aggregate are (in thousands):

2019 (remaining three months)	$1,349
2020	5,396
2021	5,396
2022	5,396
2023	5,396
2024	5,396
Thereafter	13,042
Total minimum future rentals	$41,371

Minimum future rentals do not include additional amounts to be received based on actual use of the leased property.

20. SUBSEQUENT EVENTS:

See Note 11 - Commitments and Contingencies, Pending Litigation for information related to an August 2019 court decision issued against SJG and SJRG related to a pricing dispute related to two long-term gas supply contracts. As a result of this judgment, SJG paid $22.9 million in October 2019 to the plaintiff supplier.

On October 29, 2019, ETG issued 2.84% First Mortgage Bonds, Series 2019A-2, due October 29, 2029 in the aggregate principal amount of $35.0 million.

In October 2019, SJG issued $80.0 million of debt by drawing on the remaining portion of its $400.0 million term loan credit agreement.

See Note 3 - Affiliations, Discontinued Operations and Related-Party Transactions for information on developments with PennEast.

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

Management's Discussion is divided into the following two major sections:

•SJI - This section describes the financial condition and results of operations of SJI and its subsidiaries on a consolidated basis. It includes discussions of our regulated operations, including SJG, and our non-regulated operations.

•SJG - This section describes the financial condition and results of operations of SJG, a subsidiary of SJI and separate registrant, which comprises the SJG utility operations segment.

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

In addition, our evaluation of impairment of equity method investments when conditions exist that could indicate that the fair value of the investment is less than book value includes key inputs that involve significant management judgments and estimates, including projections of the investment's cash flows, selection of a discount rate and probability weighting of potential outcomes of legal proceedings and other available options. See Note 3 to the condensed consolidated financial statements.

Business Combinations - On July 1, 2018, the Company completed the Acquisition of ETG and ELK. On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP. See detailed discussions concerning these acquisitions and their impact on SJI, including the accounting for business combinations, in Note 17 to the condensed consolidated financial statements.

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

Operating Segments:

SJI operates in several different reportable operating segments. These segments are as follows:

•SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.

▪ETG utility operations consist of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.

•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland.

•Wholesale energy operations include the activities of SJRG and SJEX.

•Retail gas and other operations at SJE included natural gas acquisition and transportation service business lines. This business was sold on November 30, 2018.

•Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•On-site energy production consists of Marina's thermal energy facility and other energy-related projects. Also included in this segment are the activities of ACB, ACLE, BCLE, SCLE and SXLE.

•Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.

•Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•Corporate & Services segment includes costs related to the Acquisition, along with other unallocated costs. Also included in this segment are the results of AEP.

•Intersegment represents intercompany transactions among the above SJI consolidated entities.

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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended September 30, 2019 increased $10.9 million to a net loss of $34.8 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The net income contribution from the gas utility operations at ETG for the three months ended September 30, 2019 increased $7.9 million to a net loss of $9.9 million compared with the same period in 2018, primarily due to credits issued to ETG customers during the three months ended September 30, 2018 that were required as part of the Acquisition that did not recur in 2019. This was partially offset by higher interest charges and depreciation expense during the three months ended September 30, 2019 compared with the same period in 2018.

•Acquisition costs were approximately $2.8 million lower during the three months ended September 30, 2019 compared with the same period in 2018. This is primarily due to the Company incurring legal, consulting and other professional fees related to the Acquisition during the first period after its completion in the third quarter of 2018. These costs are partially offset with costs incurred in 2019 to exit the TSA. All Acquisition and TSA-related costs are recorded in the Corporate & Services segment.

•The net income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2019 increased $2.7 million to a net loss of $5.9 million compared with the same period in 2018, primarily related to the change in unrealized gains and losses on forward financial contracts due to price volatility. This was partially offset with lower margins on daily energy trading activities in the third quarter of 2019 compared to the same period in the prior year.

•The net income contribution from gas utility operations at SJG for the three months ended September 30, 2019 decreased $2.6 million to a net loss of $11.6 million, primarily due to an overall increase in operations, depreciation and interest expenses.

SJI's net income for the nine months ended September 30, 2019 increased $65.7 million to $37.4 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The net income contribution from on-site energy production at Marina for the nine months ended September 30, 2019 increased $80.8 million to a net loss of $1.0 million compared with the same period in 2018, primarily due to $74.2 million of impairment charges taken on solar generating facilities in the second quarter of 2018, which were primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets (see Note 1 to the condensed consolidated financial statements). Also contributing were consulting and legal costs related to the sale of Marina's solar assets to a third-party buyer that were incurred during the nine months ended September 30, 2018 that did not recur in the same period in 2019. Lower depreciation expense resulting from the sale of solar assets also contributed to the overall increase in net income. These are partially offset with lower margins resulting from less SREC revenue as discussed under "Gross Margin - Energy Services" below.

•In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. ETG and ELK contributed a combined net income of $27.4 million during the six months ended June 30, 2019. Further, the net income contribution from the gas utility operations at ETG increased $7.9 million for the three months ended September 30, 2019 compared with the same period in 2018 as explained above.

•Acquisition costs were approximately $21.2 million lower during the nine months ended September 30, 2019 compared with the same period in 2018. This is primarily due to the Company incurring less legal, consulting and other professional fees related to the Acquisition than the prior year period, as the costs incurred in 2018 were to finalize the Acquisition. These costs are partially offset with costs incurred in 2019 to exit the TSA. All Acquisition and TSA related costs are recorded in the Corporate & Services segment.

•The net income contribution from Midstream increased $1.2 million to $3.2 million primarily due to recognition of AFUDC at PennEast, of which Midstream has a 20% equity interest.

•The net income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2019 decreased $48.9 million to a net loss of $8.7 million compared with the same period in 2018, primarily due to lower margins on daily energy trading activities and an overall decrease in sales as discussed under "Operating Revenues - Energy Group" below. Also contributing was the change in unrealized gains and losses on forward financial contracts due to price volatility, as discussed under "Operating Revenues - Energy Group" below.

•SJI had an increase of $16.4 million in financing/interest costs during the nine months ended September 30, 2019 compared with the same period in 2018. These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition. These costs are recorded in the Corporate & Services segment.

•The change in unrealized gains and losses on the Company's interest rate derivative contracts contributed a $5.1 million decrease in net income when comparing the nine months ended September 30, 2019 to the same period in 2018.

•SJI recorded $2.4 million of severance and other employee separation costs that were incurred during the nine months ended September 30, 2019. These costs are recorded in the Corporate & Services segment.

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

The types of transactions that typically cause the most significant volatility in operating results are as follows:

•The wholesale energy operations at SJRG purchases and holds natural gas in storage and maintains capacity on interstate pipelines to earn profit margins in the future. The wholesale energy operations utilize derivatives to mitigate commodity price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, both gas stored in inventory and pipeline capacity are not considered derivatives and are not subject to fair value accounting. Conversely, the derivatives used to reduce the risk associated with a change in the value of inventory and pipeline capacity are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of inventory and pipeline capacity are unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage, as well as use of capacity, will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

•The retail electric operations at SJE use forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Several related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated.

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

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (ii) less realized gains and plus realized losses on all commodity derivative transactions attributed to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, for the three and nine months September 30, 2019 and 2018, Economic Earnings excludes the following:

•For the three and nine months ended September 30, 2019, Economic Earnings excludes severance and other employee separation costs.

•For the three and nine months ended September 30, 2019 and 2018, Economic Earnings excludes costs to acquire the assets of ETG and ELK, including legal, consulting and other professional fees, and costs incurred to exit the Transaction Service Agreement (TSA). Economic Earnings also excludes costs incurred and gains recognized on the sale of the remaining solar assets, and the sale of certain SREC's.

•For the three and nine months ended September 30, 2019 and 2018, Economic Earnings excludes the impact of a May 2017 jury verdict stemming from a pricing dispute with a gas supplier over costs, including interest charges and legal fees incurred, along with the realized difference in the market value of the commodity (including financial hedges).

•For the three and nine months ended September 30, 2019, as well as the nine months ended September 30, 2018, Economic Earnings excludes impairment charges recorded on solar generating facilities, which was primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets. See Note 1 to the condensed consolidated financial statements.

•For the three and nine months ended September 30, 2018, Economic Earnings excludes credits to ETG and ELK customers that were required as part of the Acquisition.

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

Economic Earnings for the three months ended September 30, 2019 decreased $4.3 million to a net loss of $27.5 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2019 decreased $3.4 million to a net loss of $1.1 million compared with the same period in 2018, primarily due to lower margins on daily energy trading activities.

•The income contribution from gas utility operations at ETG decreased $2.9 million to a net loss of $9.9 million, primarily due to higher interest charges and depreciation expense during the three months ended September 30, 2019 compared with the same period in 2018.

•The income contribution from gas utility operations at SJG for the three months ended September 30, 2019 decreased $2.6 million to a net loss of $11.6 million, primarily due to an overall increase in operations, depreciation and interest expenses.

•The income contribution from on-site energy production at Marina for the three months ended September 30, 2019 increased $2.9 million to a net loss of $1.1 million, primarily due to the sale of a separate solar project during the third quarter of 2019 (see Note 1 to the condensed consolidated financial statements).

•SJI recognized a gain of $0.8 million from the settlement of an insurance claim during the three months ended September 30, 2019.

Economic Earnings for the nine months ended September 30, 2019 decreased $23.0 million to $59.7 million compared with the same period in 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2019 decreased $35.0 million to $4.2 million compared with the same period in 2018, primarily due to lower margins on daily energy trading activities.

•SJI had an increase of $16.4 million in financing/interest costs during the nine months ended September 30, 2019 compared with the same period in 2018. These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition and are recorded in the Corporate & Services segment.

•In connection with the Acquisition (see Notes 1 and 17 to the condensed consolidated financial statements), SJI consolidated the accounts of ETG and ELK gas utility operations beginning with the third quarter of 2018. ETG and ELK contributed a combined net income of $27.4 million during the six months ended June 30, 2019 without a comparable contribution in the prior year period. This combined net income contribution from the first six months of 2019 was partially offset by the net income contribution from gas utility operations at ETG decreasing $2.9 million during the three months ended September 30, 2019 compared with the same period in 2018 as explained above.

•The income contribution from Midstream increased $1.2 million to $3.2 million primarily due to recognition of AFUDC at PennEast, of which Midstream has a 20% equity interest.

•SJI recognized a gain of $0.8 million from the settlement of an insurance claim during the three months ended September 30, 2019.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from Continuing Operations	$(34,746)	$(45,642)	$37,649	$(28,129)
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	7,324	10,623	22,362	(8,870)
Loss on Property, Plant and Equipment (A)	1,296	—	1,296	99,233
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	359	1,726	2,336	4,732
Acquisition/Sale Net Costs (C)	540	2,859	703	38,382
Customer Credits (D)	—	15,333	—	15,333
Other Costs (E)	299	—	3,294	—
Income Taxes (F)	(2,605)	(8,110)	(7,957)	(37,985)
Economic Earnings	$(27,533)	$(23,211)	$59,683	$82,696

Earnings per Share from Continuing Operations	$(0.38)	$(0.53)	$0.41	$(0.34)
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	0.08	0.12	0.24	(0.10)
Loss on Property, Plant and Equipment (A)	0.02	—	0.02	1.18
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	—	0.02	0.02	0.06
Acquisition/Sale Net Costs (C)	0.01	0.03	0.01	0.46
Customer Credits (D)	—	0.18	—	0.18
Other Costs (E)	—	—	0.04	—
Income Taxes (F)	(0.03)	(0.09)	(0.09)	(0.45)
Economic Earnings per Share	$(0.30)	$(0.27)	$0.65	$0.99
The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Losses) Gains on Energy Related Commodity Contracts	$(6,187)	$(11,225)	$(18,390)	$5,950
(Losses) Gains on Interest Rate Contracts	(1,137)	673	(3,972)	2,921
Total before income taxes	(7,324)	(10,552)	(22,362)	8,871
Unrealized mark-to-market gains on derivatives held by affiliated companies, before taxes	—	(71)	—	(1)
Total unrealized mark-to-market (losses) gains on derivatives	(7,324)	(10,623)	(22,362)	8,870
Loss on Property, Plant and Equipment (A)	(1,296)	—	(1,296)	(99,233)
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	(359)	(1,726)	(2,336)	(4,732)
Acquisition/Sale Net Costs (C)	(540)	(2,859)	(703)	(38,382)
Customer Credits (D)	—	(15,333)	—	(15,333)
Other Costs (E)	(299)	—	(3,294)	—
Income Taxes (F)	2,605	8,110	7,957	37,985
Total reconciling items between (losses) income from continuing operations and economic earnings	$(7,213)	$(22,431)	$(22,034)	$(110,825)

(A) Represents impairment charges taken on solar generating facilities in 2019 and 2018, which were primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets.

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

(E) Represents severance and other employee separation costs.

(F) Determined using a combined average statutory tax rate of approximately 27% for the three and nine months ended September 30, 2019 and 2018.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Utility Operating Revenues:
Firm Sales -
Residential	$30,267	$25,617	237,372	$208,555
Commercial	8,448	7,436	54,863	46,663
Industrial	352	608	2,887	3,378
Cogeneration & Electric Generation	1,899	2,908	2,870	5,957
Firm Transportation -
Residential	989	1,066	7,517	9,372
Commercial	4,682	4,601	26,635	27,136
Industrial	5,909	5,793	18,159	17,842
Cogeneration & Electric Generation	1,089	977	4,058	3,327

Total Firm Revenues	53,635	49,006	354,361	322,230

Interruptible Sales	—	86	62	209
Interruptible Transportation	241	244	881	822
Off-System Sales	6,292	4,636	35,838	36,821
Capacity Release	1,568	2,071	4,519	6,720
Other	303	328	844	829
	62,039	56,371	396,505	367,631
Less: Intercompany Sales	(1,174)	(780)	(3,808)	(4,669)
Total Utility Operating Revenues	60,865	55,591	392,697	362,962
Less:
Cost of Sales - Utility	19,268	16,079	140,802	125,266
Less: Intercompany Cost of Sales	(1,174)	(780)	(3,808)	(4,669)
Total Cost of Sales - Utility (Excluding depreciation)	18,094	15,299	136,994	120,597
Total Gross Margin	42,771	40,292	255,703	242,365
Conservation Recoveries*	1,290	1,582	10,648	10,546
RAC Recoveries*	5,219	4,086	15,657	12,258
EET Recoveries*	1,024	365	2,170	1,342
Revenue Taxes	175	150	1,055	696
Utility Margin**	$35,063	$34,109	$226,173	$217,523

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Utility Margin:
Residential	$20,432	$18,997	$147,244	$147,803
Commercial and Industrial	12,559	12,944	64,381	65,099
Cogeneration and Electric Generation	1,223	1,356	3,491	3,547
Interruptible	19	50	62	77
Off-System Sales & Capacity Release	489	553	2,675	3,096
Other Revenues	469	653	1,256	1,695
Margin Before Weather Normalization & Decoupling	35,191	34,553	219,109	221,317
CIP Mechanism	(1,248)	(1,187)	4,008	(6,091)
EET Mechanism	1,120	743	3,056	2,297
Utility Margin**	$35,063	$34,109	$226,173	$217,523
* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

** Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $5.7 million, or 10.1%, for the three months ended September 30, 2019 compared with the same period in 2018. Excluding intercompany transactions, revenues increased $5.3 million, or 9.5%, for the three months ended September 30, 2019 compared with the same period in 2018.

The main driver for the increased revenue was higher firm sales. Total firm revenue increased $4.6 million, or 9.4%, for the three months ended September 30, 2019, compared with the same periods in 2018 primarily due to an increase in base rates. Also contributing to the increase was higher OSS sales, which was primarily due to advantageous commodity pricing spreads during the quarter.

Revenues from the gas utility operations at SJG increased $28.9 million, or 7.9%, for the nine months ended September 30, 2019 compared with the same period in 2018. Excluding intercompany transactions, revenues increased $29.7 million, or 8.2%, for the nine months ended September 30, 2019 compared with the same period in 2018.

Total firm revenue increased $32.1 million or 10.0%, for the nine months ended September 30, 2019 as a result of customer growth and increase in base rates. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Partially offsetting these increases was the impact of decreased OSS and capacity release sales, which was primarily due to fluctuations in commodity pricing and capacity values during the period. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

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

Total Utility Margin increased $1.0 million, or 2.8%, and $8.7 million, or 4.0%, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The increase is primarily due to customer growth and the roll-in of AIRP II Investments.

Also contributing to the nine month comparative period increase was the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism increased Utility Margin for the nine months ended September 30, 2019, primarily due to variation in customer usage compared to the same periods in 2018.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three and nine months ended September 30 (in thousands, except for degree day data).

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three and Nine Months Ended September 30, 2018***
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$15,950	$139,343	$16,062
Commercial & Industrial	6,713	44,158	5,846
Firm & Interruptible Transportation -
Residential	141	1,136	131
Commercial & Industrial	6,085	25,104	6,100
Other	1,730	5,906	978
Total Firm & Interruptible Revenues	30,619	215,647	29,117
Less:
Total Cost of Sales - Utility (Excluding depreciation)	8,069	92,131	7,664
Total Gross Margin	22,550	123,516	21,453
Regulatory Rider Expenses*	1,357	4,816	632
Utility Margin**	$21,193	$118,700	$20,821

Utility Margin:
Residential	$10,560	$73,061	$10,754
Commercial & Industrial	10,209	44,317	9,696
Regulatory Rider Expenses*	424	1,322	371
Utility Margin**	$21,193	$118,700	$20,821

Degree Days	11	3,005	25

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on ETG's financial results.

**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" above. The definition of Utility Margin is the same for the Utilities.

***Three and nine month period results for 2018 for ETG are the same since the Acquisition closed July 1, 2018.

As ETG was acquired on July 1, 2018, the activity for the three and nine months ended September 30, 2018 is the same (see Note 17 to the condensed consolidated financial statements). ETG's business consists of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey. ETG's operating revenues of $30.6 million and $215.6 million for the three and nine months ended September 30, 2019, respectively, and $29.1 million for the three and nine months ended September 30, 2018 consist of firm sales and transportation, as well as interruptible sales and transportation. ETG does not have any off-system sales. The Utility Margin at ETG of $21.2 million and $118.7 million for the three and nine months ended September 30, 2019, respectively, and $20.8 million for the three and nine months ended September 30, 2018 is considered a non-GAAP measure and calculated the same as SJG as discussed under "Utility Margin" above. Increases in operating revenues and utility margin for the three months ended September 30, 2019 compared with the same period in 2018 was due to customer growth.

ELK Utility Operations:

The activities of ELK utility operations are not material to SJI's financial results.

Nonutility:

Operating Revenues - Energy Group

Combined revenues for Energy Group, net of intercompany transactions, decreased $45.1 million, or 22.4%, to $156.7 million, and decreased $90.3 million, or 14.9%, to $513.9 million, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $1.3 million to $135.8 million for the three months ended September 30, 2019 compared with the same period in 2018. The main driver was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $6.7 million for the three months ended September 30, 2019 compared with the same period in 2018. Partially offsetting this increase was an overall decrease in sales during the three months ended September 30, 2019 due to maintenance at several electric generation facilities for which SJRG has gas supply contracts.

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $60.8 million to $452.2 million for the nine months ended September 30, 2019 compared with the same period in 2018. Revenues earned on gas supply contracts with electric generation facilities increased for the nine months ended September 30, 2019 compared with the same period in 2018 primarily due to three contracts that began operations in the second quarter of 2018. Partially offsetting this increase was an overall decrease in sales, specifically compared to the first two weeks of January 2018 due to market conditions during that time, along with maintenance at several electric generation facilities in the third quarter as noted above. Also contributing was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $21.3 million for the nine months ended September 30, 2019 compared with the same period in 2018. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

•The retail gas operations at SJE were sold November 30, 2018. As a result, the Company recorded no revenues from this business during the three and nine months ended September 30, 2019, as compared to revenues, net of intercompany transactions, of $17.7 million and $79.1 million for the same periods in the prior year.

•Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $28.6 million to $20.9 million, and decreased $72.0 million to $61.5 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to lower average LMP per megawatt hour and lower overall sales volumes. Also contributing to the decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.1 million and $3.9 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018.

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

Operating Revenues - Energy Services
Combined revenues for Energy Services, net of intercompany transactions, decreased $3.1 million, or 20.4%, to $12.1 million, and decreased $16.8 million, or 30.6%, to $38.0 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The significant drivers for the overall change were as follows:
•Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $3.3 million to $11.4 million and decreased $17.1 million to $36.2 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to less SREC revenue in 2019 as a result of the sale of solar assets to a third party buyer (see Note 1 to the condensed consolidated financial statements).

•The change in revenues from appliance service operations at SJESP, net of intercompany transactions, was not significant.

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

Gross margin for our nonutility business totaled $4.7 million and $25.3 million for the three and nine months ended September 30, 2019, respectively. Gross margin is broken out between Energy Group and Energy Services, which are defined as categories of segments in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group

Combined gross margins for Energy Group increased $0.4 million to a loss of $5.1 million and decreased $76.0 million to a loss of $6.7 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG increased $3.2 million to a loss of $6.0 million for the three months ended September 30, 2019 compared with the same period in 2018, The main driver for the overall increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $6.7 million. This was partially offset with lower margins on daily energy trading activities.

•Gross margin from the wholesale energy operations at SJRG decreased $67.8 million to a loss of $5.6 million primarily due to lower margins on daily energy trading activities and an overall decrease in sales as noted under "Operating Revenues-Energy Group" above. Also contributing was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $21.3 million for the nine months ended September 30, 2019 compared with the same period in 2018.

The wholesale energy operations at SJRG are expected to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•The retail gas operations at SJE were sold November 30, 2018. As a result, the Company recorded no margin from this business during the three and nine months ended September 30, 2019, as compared to $2.3 million and $2.9 million for the same periods in the prior year.

•Gross margin from SJE’s retail electric operations decreased $0.6 million to $0.8 million, and decreased $5.3 million to a loss of $1.2 million, for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $0.1 million and $3.9 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. Also contributing to the comparative period decreases is overall lower sales volumes.

Gross Margin - Energy Services
Combined gross margins for Energy Services decreased $2.8 million to $9.8 million and decreased $24.1 million to $32.0 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The significant drivers for the overall change were as follows:
•Gross margin from on-site energy production at Marina decreased $2.8 million to $9.3 million, and decreased $24.2 million to $30.5 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to less SREC revenue in 2019 as a result of the sale of solar assets to a third party buyer (see Note 1 to the condensed consolidated financial statements).

•The change in gross margin from appliance service operations at SJESP was not significant.

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2019 vs. 2018	Nine Months Ended September 30, 2019 vs. 2018
SJI Utilities:
SJG Utility Operations	$1,319	$(1,028)
ETG Utility Operations	(14,546)	21,293
ELK Utility Operations	(169)	855
Subtotal SJI Utilities	(13,396)	21,120
Nonutility:
Energy Group:
Wholesale Energy Operations	(337)	(1,259)
Retail Gas and Other Operations	(1,935)	(6,924)
Retail Electric Operations	276	842
Subtotal Energy Group	(1,996)	(7,341)
Energy Services:
On-Site Energy Production	(1,203)	(7,598)
Appliance Service Operations	(803)	(831)
Subtotal Energy Services	(2,006)	(8,429)
Total Nonutility	(4,002)	(15,770)
Midstream	(284)	(213)
Corporate & Services and Intercompany Eliminations	(2,562)	(10,998)
Total Operations Expense	$(20,244)	$(5,861)

Operations Expense

In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK utility operations beginning July 1, 2018 (see Note 17 to the condensed consolidated financial statements), contributing an increase to Operations Expenses of $36.9 million for the six months ended June 30, 2019. This increase to Operations Expense for the first six months of 2019 was partially offset by a $14.5 million decrease in Operations Expense at ETG for the three months ended September 30, 2019 compared with the same period in 2018, which was primarily due to credits issued to ETG customers during the three months ended September 30, 2018 that were required as part of the Acquisition that did not recur in 2019.

SJG utility operations expense increased $1.3 million and decreased $1.0 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. The three month comparative period increase was primarily due to higher expenses in various areas, including those associated with corporate support, governance and compliance costs. The nine month comparative period decrease was primarily due to the operation of SJG’s CLEP and EEP, which experienced an aggregate net decrease. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three and nine months ended September 30, 2019, compared with the same period in the prior year. Partially offsetting this decrease was higher expenses in various areas as noted above.

Nonutility operations expense decreased $4.0 million and $15.8 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to consulting and legal costs related to the sale of Marina's solar assets to a third-party buyer that were incurred in 2018 that did not recur in 2019, along with no expenses at the retail gas segment during 2019 resulting from the sale of the SJE gas business during the fourth quarter of 2018 as well as lower legal fees incurred at the wholesale energy operations at SJRG from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier (see Note 11 to the condensed consolidated financial statements).

Maintenance - Maintenance expense increased $0.5 million and $5.7 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. This was primarily due to increased maintenance of services activity and higher levels of RAC amortization, both at SJG. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues. Also contributing to the nine month comparative period increase was the results of ETG and ELK for the first six months of 2019, which totaled $3.8 million of maintenance expense during that period.

Depreciation - Depreciation increased $2.6 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to the impact of consolidating the accounts of ETG and ELK for the first six months of 2019, along with increased investment in property, plant and equipment by the gas utility operations of SJG and ETG. This was partially offset by reduced depreciation expense at Marina as a result of the solar assets either being sold or classified as held for sale (see Note 1 to the condensed consolidated financial statements).

Energy and Other Taxes - The change in energy and other taxes for the three months ended September 30, 2019 compared to the same period in 2018 was not significant. Energy and other taxes increased $3.3 million for the nine months ended September 30, 2019 compared to the same period in 2018, of which ETG and ELK contributed the majority of the increase.

Net Gain on Sales of Assets - SJI recorded $2.3 million and $3.3 million of net gains on the sale of assets during the three and nine months ended September 30, 2019, respectively. These net gains were related to the sale of seven solar projects which were part of a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets to a third-party buyer, as well as the sale of a separate solar project during the third quarter of 2019 (see Note 1 to the condensed consolidated financial statements). There were no such net gains related to the sale of assets in the comparative periods of 2018.

Other Income and Expense - The change in other income and expense for the three months ended September 30, 2019 compared to the same period in 2018 was not significant. Other income and expense for the nine months ended September 30, 2019 decreased $2.9 million compared to the same period in 2018 primarily due to lower AFUDC income at SJG.

Interest Charges – Interest charges increased $2.3 million and $25.9 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG, including financing for the Acquisition.

Income Taxes – Income tax expense increased $5.7 million and $21.6 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018. For the three month comparative period, the Company experienced a lower loss before income taxes compared to the prior year period. For the nine month comparative period, the Company had income before income taxes of $41.7 million for the nine months ended September 30, 2019 compared to a loss before income taxes of $44.2 million for the nine months ended September 30, 2018.

Equity in Earnings of Affiliated Companies – The change in equity in earnings of affiliated companies for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018 was not significant.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $121.4 million and $173.4 million in the first nine months of 2019 and 2018, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first nine months of 2019 produced less net cash than the same period in 2018, primarily due to SJRG's cash payment related to a legal proceeding of a pricing dispute during the third quarter of 2019 (see Note 11 to the condensed consolidated financial statements).

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first nine months of 2019 and 2018 amounted to $327.5 million and $2.0 billion, respectively. The high amount of net cash outflows from investing activities for the first nine months of 2018 was due to cash paid for the ETG and ELK Acquisition (see Note 17 to the condensed consolidated financial statements). We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2019, 2020 and 2021 at SJI to be approximately $360.7 million, $629.5 million and $462.2 million, respectively. The high level of investing activities for 2019, 2020 and 2021 is due to the accelerated infrastructure investment programs at SJG, the capital expenditures of ETG and ELK (post-Acquisition) and projected SJI Midstream investments, net of projected returns, in 2019 through 2021. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other key investing activities of SJI during the first nine months of 2019 and 2018 were as follows:

•SJI received approximately $26.4 million during the first nine months of 2019 from the sale of certain solar assets. See Note 1 to the condensed consolidated financial statements.

•During the first nine months of 2019, SJI received $15.6 million as an adjustment to the purchase price related to the Acquisition. See Note 17 to the condensed consolidated financial statements.

•During the three and nine months ended September 30, 2019, SJI paid $4.0 million to acquire AEP (see Note 17 to the condensed consolidated financial statements).

•During the three and nine months ended September 30, 2019, SJI received $1.7 million in insurance proceeds.

•During the first nine months of 2019 and 2018, SJI made net investments in unconsolidated affiliates of $6.0 million and $8.2 million, respectively.

•During the three and nine months ended September 30, 2018, SJI paid $11.4 million to enter into a AMA. See Note 1 to the condensed consolidated financial statements.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of September 30, 2019 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$352,400	(A)	$147,600	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2020
Term Loan Credit Agreement	100,000	100,000		—	September 2020

Total SJI	650,000	502,400		147,600

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	176,000	(B)	24,000	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2020

Total SJG	210,000	176,000		34,000

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	145,300	(C)	54,700	June 2021

Total	$1,060,000	$823,700		$236,300

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

On September 23, 2019, SJI entered into an unsecured $100.0 million term loan credit agreement. The entire amount was borrowed on September 23, 2019. The maturity date of the term loan is September 18, 2020. Any amounts repaid prior to the maturity date cannot be reborrowed. The term loan bears interest at a variable base rate or a variable LIBOR rate, at the Company’s election.

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

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of September 30, 2019. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG, ETG and ELK), which changes daily, was 3.00% and 2.68% at September 30, 2019 and 2018, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 2.39% and 2.42% at September 30, 2019 and 2018, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG, ETG and ELK), not including letters of credit, during the nine months ended September 30, 2019 and 2018 were $487.8 million and $258.8 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2019 and 2018 were $882.7 million and $516.9 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the nine months ended September 30, 2019 and 2018 were $96.2 million and $67.9 million, respectively. The maximum amount outstanding under its credit facilities during the nine months ended September 30, 2019 and 2018 were $175.3 million and $141.1 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

The SJI SJG, and ETG/ELK principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units issued in 2018 are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of September 30, 2019. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of September 30, 2019.

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

Equity Forward Sale Agreement:

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

Debt Issuances:

•SJI offered and sold $200.0 million aggregate principal amount of the Company's 5.625% Junior Subordinated Notes due 2079. The total net cash proceeds, inclusive of a debt discount of $5.3 million, were $194.7 million.

•ETG entered into a Bond Purchase Agreement which provides for the issuance of a series of first mortgage bonds in an aggregate principal amount of $145.0 million, in four Tranches, as follows: (a) 2.84% First Mortgage Bonds, Series 2019A-1, due September 27, 2029 in the aggregate principal amount of $40.0 million, which were issued on September 27, 2019; (b) 2.84% First Mortgage Bonds, Series 2019A-2, due October 29, 2029 in the aggregate principal amount of $35.0 million, which were issued on October 29, 2019 (see Note 20 to the condensed consolidated financial statements).; (c) 2.94% First Mortgage Bonds, Series 2019A-3, due November 26, 2031 in the aggregate principal amount of $25.0 million; and (d) 2.94% First Mortgage Bonds, Series 2019A-4, due December 27, 2031 in the aggregate principal amount of $45.0 million. The Series 2019A-3 and Series 2019A-4 First Mortgage Bonds are expected to be issued in November and December 2019, respectively.

•SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement. All loans under this credit agreement are due and payable in April 2020; as such, the issuance amount is recorded in current portion of long-term debt on the condensed consolidated balance sheets.

Debt Pay downs:

•SJI provided four Notices of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay the $475.0 million aggregate principal amount outstanding. As a result of these notices, the Company has repaid the $475.0 million aggregate principal amount in full.

•SJI paid off the $60.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-1, due June 26, 2019, and paid off the $40.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-1, due June 26, 2019.

•SJI paid off the $30.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-2, due August 15, 2019.

•SJI paid off the $50.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-3, due September 26, 2019, and paid off the $60.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-2, due September 26, 2019.

•SJG paid off the $10.0 million principal amount outstanding on its 5.587% First Mortgage Bond due August 1, 2019.

Current Portion of Long-Term Debt - See Note 1 to the condensed consolidated financial statements.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of September 30, 2019	As of December 31, 2018
Equity	30.9%	28.9%
Long-Term Debt	51.4%	64.9%
Short-Term Debt	17.7%	6.2%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2019 and 2018 amounted to net cash outflows of $35.7 million and $40.6 million, respectively. The amounts for the first nine months of 2019 include environmental remediation liabilities of ETG associated with six former manufactured gas plant sites in New Jersey which are recoverable from customers through rate mechanisms approved by the BPU. Total net cash outflows for remediation projects are expected to be $43.9 million, $51.6 million and $84.9 million for 2019, 2020 and 2021, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2018, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - See Note 11 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2018, except for the following:

•RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. The proposed project was approved by the BPU in 2015 and the New Jersey Pinelands Commission in 2017, and would have supplied natural gas to this facility as well as provided a secondary supply of natural gas to customers in Atlantic and Cape May counties. SJG remains committed to meeting the vitally important needs of residents and businesses in these counties and is exploring other alternatives.

•$475.0 million decrease in long-term debt (excluding unamortized debt issuance costs and discounts), which decreased due to net pay downs of $725.0 million that occurred in 2019, partially offset with $250.0 million of debt issuances as discussed under "Liquidity and Capital Resources" above (also see Note 14 to the condensed consolidated financial statements). Also resulting from these pay downs was an overall decrease in future interest payments.

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

Pending Litigation — SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. See Note 11 to the condensed consolidated financial statements for more detail on these claims, including information on a court decision issued against SJG and SJRG on August 6, 2019 related to an ongoing pricing dispute on two long-term gas supply contracts. As a result of this court decision, SJI made a payment of $59.3 million in September 2019, while SJG made a payment of $22.9 million in October 2019 (see Note 20 to the condensed consolidated financial statements).

PennEast - Midstream has a 20% investment in PennEast, which is planning to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey. On September 10, 2019, the U.S. Court of Appeals for the Third Circuit ruled that PennEast does not have eminent domain authority over NJ state-owned lands. In October 2019, the New Jersey Department of Environmental Protection denied and closed PennEast’s application for several permits without prejudice, citing the Third Circuit Court decision. On November 5, 2019, the U.S. Court of Appeals for the Third Circuit denied PennEast's petition for rehearing en banc. PennEast management remains committed to pursuing the project and intends to pursue all available options to challenge the court’s decision. SJI, along with the other partners, are intending to contribute to the project. As a result of the court decision, we evaluated our investment in the PennEast project for an other-than-temporary impairment. At this time, we believe we do not have an other-than-temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. See Note 3 to the condensed consolidated financial statements.

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

The following table summarizes the composition of selected gas utility throughput for the three and nine month periods ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Utility Throughput – dts:
Firm Sales -
Residential	1,429	1,395	16,937	17,447
Commercial	627	603	4,614	4,223
Industrial	37	50	296	324
Cogeneration & Electric Generation	588	738	727	1,420
Firm Transportation -
Residential	63	71	814	1,098
Commercial	654	673	4,327	4,986
Industrial	2,161	2,260	7,141	7,598
Cogeneration & Electric Generation	1,523	1,698	3,890	3,877

Total Firm Throughput	7,082	7,488	38,746	40,973

Interruptible Sales	—	7	6	17
Interruptible Transportation	216	199	763	733
Off-System Sales	2,547	1,153	10,088	9,030
Capacity Release	27,988	26,973	70,222	68,553

Total Throughput - Utility	37,833	35,820	119,825	119,306

Throughput – Gas Utility Operations - Total gas throughput increased 2.7 MMdts for the three months ended September 30, 2019, compared with the same period in 2018. This increase was realized primarily in combined throughput in Capacity Release and OSS which increased 3.0 MMdts during the three months ended September 30, 2019 as compared with the same period in 2018. Offsetting the three month comparative was a 0.4 MMdts decrease in total firm throughput.

Total gas throughput increased 0.5 MMdts, for the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to an increase in combined Capacity Release and OSS, offset by a decrease in firm throughput. Total firm throughput decreased 2.2 MMdts for the nine month period primarily due to the warmer weather. Total combined Capacity Release and OSS increased 2.7 MMdts for the nine months ended September 30, 2019 due to the warm weather making more pipeline capacity available for Capacity Release and OSS.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income Impact:
CIP – Weather Related	$—	$—	$5.0	$0.3
CIP – Usage Related	(0.9)	(0.9)	(2.1)	(4.7)
Total Net Income Impact	$(0.9)	$(0.9)	$2.9	$(4.4)

Weather Compared to 20-Year Average	48.4% Colder	27.4% Colder	269.6% Colder	176.9% Colder
Weather Compared to Prior Year	62.0% Colder	75.6% Warmer	4.3% Warmer	13.0% Colder

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

	Three Months Ended September 30, 2019 vs. 2018	Nine Months Ended September 30, 2019 vs. 2018
Operations	1,319	$(1,028)
Maintenance	786	$2,261
Depreciation	1,695	$4,720
Energy and Other Taxes	171	$1,561

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.7 million and $4.7 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - Energy and Other Taxes for the three and nine months ended September 30, 2019 increased $0.2 million and $1.6 million, respectively, compared with the same periods in 2018, primarily due to real estate taxes related to SJG's Atlantic City headquarters.

Other Income and Expense - Other Income and Expense decreased $1.3 million and $2.2 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to lower AFUDC income.

Interest Charges – Interest charges increased $0.7 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods in 2018, primarily due to higher amounts of long-term debt outstanding.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $114.5 million and $86.8 million in the first nine months of 2019 and 2018, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first nine months of 2019 produced more net cash than the same period in 2018, primarily due to higher customer collections and improvements in working capital.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2019, 2020 and 2021 to be approximately $269.7 million, $285.1 million and $259.1 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

As noted above, SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement. SJG paid off the $10.0 million principal amount outstanding on its 5.587% First Mortgage Bond due August 1, 2019.

SJI did not contribute any equity to SJG during the nine months ended September 30, 2019 or 2018.

SJG’s capital structure was as follows:

	As of September 30, 2019	As of December 31, 2018
Common Equity	50.0%	50.2%
Long-Term Debt	41.8%	44.5%
Short-Term Debt	8.2%	5.3%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2019 and 2018 amounted to net cash outflows of $29.6 million and $40.5 million, respectively. Total net cash outflows for remediation projects are expected to be $33.6 million, $31.3 million and $45.5 million for 2019, 2020 and 2021, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2018, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of September 30, 2019, averaged $81.8 million annually and totaled $460.6 million over the contracts’ lives.  Approximately 31% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above, including information on a court decision issued against SJG on August 6, 2019 related to an ongoing pricing dispute on two long-term gas supply contracts. As a result of this court decision, SJG made a payment of $22.9 million in October 2019 (see Note 20 to the condensed consolidated financial statements).

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) gains of $(6.2) million and $(11.2) million for the three months ended September 30, 2019 and 2018, respectively, and $(18.4) million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively, which are included with realized (losses) gains in Operating Revenues - Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2019 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$10,161	$98	$3	$10,262
Prices provided by other external sources	15,890	4,155	185	20,230
Prices based on internal models or other valuation methods	20,656	4,938	228	25,822

Total	$46,707	$9,191	$416	$56,314

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$18,441	$3,888	$36	$22,365
Prices provided by other external sources	11,324	166	649	12,139
Prices based on internal models or other valuation methods	10,887	2,937	137	13,961

Total	$40,652	$6,991	$822	$48,465

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 50.3 MMdts with a weighted average settlement price of $2.68 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 32.1 MMdts with a weighted average settlement price of $(0.42) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 54.3 MMdts with a weighted average settlement price of $2.02 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.1 MMmwh with a weighted average settlement price of $32.17 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2019	$29,800
Contracts Settled During the Nine Months Ended September 30, 2019, Net	(26,201)
Other Changes in Fair Value from Continuing and New Contracts, Net	4,250

Net Derivatives — Energy Related Assets, September 30, 2019	$7,849

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2019 was $1.10 billion and averaged $985.7 million during the first nine months of 2019. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $7.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; 2015 - 14 b.p. increase; and 2014 - 1 b.p. decrease. At September 30, 2019, our average interest rate on variable-rate debt was 2.99%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2019, the interest costs on $2.12 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of September 30, 2019, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of September 30, 2019, SJI had approximately $17.3 million, or 30.7%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

As of September 30, 2019, SJRG had $61.7 million of Accounts Receivable under sales contracts. Of that total, 23.8% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2019 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$4,914	$15	$4,929
Prices provided by other external sources	17	—	17
Prices based on internal models or other valuable methods	8,947	—	8,947

Total	$13,878	$15	$13,893

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$5,680	$244	$5,924
Prices provided by other external sources	1,356	—	1,356
Prices based on internal models or other valuable methods	706	—	706

Total	$7,742	$244	$7,986

Contracted volumes of SJG's NYMEX contracts are 12.5 MMdts with a weighted-average settlement price of $2.65 per dt. Contracted volumes of SJG's Basis contracts are 0.1 MMdts with a weighted-average settlement price of $0.40 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2019	$3,290
Contracts Settled During the Nine Months ended September 30, 2019, Net	(3,266)
Other Changes in Fair Value from Continuing and New Contracts, Net	5,883
Net Derivatives — Energy Related Assets, September 30, 2019	$5,907

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at September 30, 2019, was $495.2 million and averaged $407.8 million during the first nine months of 2019. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $3.0 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; and 2014 - 32 b.p. increase. As of September 30, 2019, SJG's average interest rate on variable-rate debt was 2.76%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2019, the interest costs on $580.3 million of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that the disclosure controls and procedures employed at SJI and SJG are effective.

Changes in Internal Control Over Financial Reporting

On July 1, 2018, SJI completed the acquisition of ETG and ELK. See Note 17 - Business Combination in the Notes to the condensed consolidated financial statements for additional information. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company.  SJI is in the process of integrating ETG and ELK into its internal control over financial reporting structure.  As a result of these integration activities, certain controls will be evaluated and may be changed.  The operations of ETG and ELK represented 38% of SJI's consolidated assets and 46% of SJI's consolidated revenues as of and for the nine months ended September 30, 2019. There have not been any changes in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, SJI’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 1, Note 11, Pending Litigation.

Item 1A. Risk Factors

Other than described below, there have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2018.

Failure to obtain proper approvals and property rights in the PennEast pipeline could hinder SJI's equity investment in the project. On September 10, 2019, the U.S. Court of Appeals for the Third Circuit ruled that PennEast does not have eminent domain authority over NJ state-owned lands. In October 2019, the New Jersey Department of Environmental Protection denied and closed PennEast’s application for several permits without prejudice, citing the Third Circuit Court decision. On November 5, 2019, the U.S. Court of Appeals for the Third Circuit denied PennEast's petition for rehearing en banc. PennEast management remains committed to pursuing the project and intends to pursue all available options to challenge the court’s decision. SJI, as well as our joint venture partners in the PennEast pipeline, may be unable to obtain all such needed property rights, permits and licenses to successfully construct and develop the pipeline, and failing to do this, or being unable to identify or implement other options, could cause SJI's equity investment in the project to become impaired. Such impairment could have a materially adverse effect on SJI's financial condition and results of operations.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101	The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, filed with the Securities and Exchange Commission on November 6, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, filed with the Securities and Exchange Commission on November 6, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	November 6, 2019	By:	/s/ Cielo Hernandez
Cielo Hernandez
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	November 6, 2019	By:	/s/ Ann T. Anthony
Ann T. Anthony
Treasurer - SJG
(Principal Financial Officer)