Form 10-K
period 2019-12-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2020-02-27
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
South Jersey Gas Co: Yes ☐ No ☒

 Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act: Yes ☐ No ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that each registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether any of the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

South Jersey Industries, Inc. (common stock - $1.25 par value) - The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019 was $3,116,326,472. As of February 15, 2020, there were 92,444,649 shares of the registrant's common stock outstanding. South Jersey Gas Company common stock ($2.50 par value) outstanding as of February 15, 2020 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by South Jersey Industries, Inc.

South Jersey Gas Company is an indirect wholly-owned subsidiary of South Jersey Industries, Inc. and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K; therefore, South Jersey Gas Company files this form with the reduced disclosure format.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of South Jersey Industries, Inc.'s definitive proxy statement for its 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

ABO	Accumulated Benefit Obligation
ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
Acquisition	The Company's acquisition of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	One billion cubic feet
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BGSS-P	Periodic Basic Gas Supply Service
BPA	Bond Purchase Agreement
BPU	New Jersey Board of Public Utilities
CBA	Collective Bargaining Agreement
CEGR	Compounded Earnings Annual Growth Rate
CIP	Conservation Incentive Program
CLEP	Clean Energy Program
CODM	Chief Operating Decision Maker
Columbia	Columbia Gas Transmission, LLC
DCF	Discounted Cash Flow
Dominion	Dominion Transmission, Inc.
DPA	Deferred Payment Arrangements
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EMP	Energy Master Plan
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan

ETG	Elizabethtown Gas Company
F	Fahrenheit
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSS	Federal Supply Schedule
FT	Firm Transportation
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
Gulf South	Gulf South Pipeline
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
LFGTE	Landfill Gas-to-Energy
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
Marina	Marina Energy, LLC
Mcf	One thousand cubic feet
MCS	MCS Energy Partners, LLC
MDQ	Maximum Daily Quantities
MDWQ	Maximum Daily Withdrawal Quantity
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTM	Mark-to-market
MTN	Medium Term Notes
MW	Megawatts
MWh	Megawatt-hours
National Fuel	National Fuel Gas Supply Corporation
NAV	Net Asset Value
NBS	NBS Energy Partners, LLC
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJCEP	New Jersey Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJEDA	New Jersey Economic Development Authority
NOL	Net Operating Loss
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline, LLC, which is planning to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey

PGA	Purchase Gas Adjustment Clause
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
RAM	Rate Adjustment Mechanism
RNA	Revenue Normalization Adjustment Clause
ROE	Return on Equity
SAB	Staff Accounting Bulletin
Savings Plan	Employees' Retirement Savings Plan
SBC	Societal Benefits Clause
SBS	SBS Energy Partners, LLC
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SOA	Society of Actuaries
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
Tennessee	Tennessee Gas Pipeline Company, L.L.C.
Tetco	Texas Eastern Transmission Corp
TIC	Transportation Initiation Clause
Transco	Transcontinental Gas Pipe Line Company, LLC
TSA	Transition Services Agreement
TSR	Total Shareholder Return
USF	Statewide Universal Service Fund
Utilities	Represents SJI's three utility businesses: SJG, ETG, and ELK
UWUA	United Workers Union of America
VIE	Variable Interest Entities
WNC	Weather Normalization Clause

INTRODUCTION

Filing Format

This Annual Report on Form 10-K is a combined report being filed separately by two registrants: South Jersey Industries, Inc. (SJI) and South Jersey Gas Company (SJG). Information relating to SJI or any of its subsidiaries, other than SJG, is filed by SJI on its own behalf. SJG is only responsible for information about itself.

Except where the content clearly indicates otherwise, any reference in the report to "SJI," "the Company," "we," "us" or "our" is to SJI and all of its subsidiaries, including SJG, which is an indirect wholly-owned subsidiary of SJI.

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

SJI provides a variety of energy-related products and services, primarily through the following wholly-owned subsidiaries:

•SJIU is a holding company that owns SJG, ETG and ELK.

▪SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.
•ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.
•ELK is a regulated natural gas utility which distributes natural gas in northern Maryland. In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer, pending MPSC approval (see Note 1 to the consolidated financial statements).

•SJE acquires and markets electricity to retail end users. In November 2018, the Company sold SJE's retail gas business.

•SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

•SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

•Marina develops and operates on-site energy-related projects. Included in Marina is MTF, which, in February 2020, was sold to a third party buyer (see "Agreement to Sell MTF & ACB" below). Also included in Marina are three solar projects which are held for sale. The significant wholly-owned subsidiaries of Marina include:

•ACB, which owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey. ACB is included in the sale to a third party buyer (see Note 1 to the consolidated financial statements).

•ACLE, BCLE, SCLE and SXLE, which owns and operates landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

•MCS, NBS and SBS, which owned and operated solar-generation sites located in New Jersey. These entities were sold in October 2018.

•SJESP receives commissions on service contracts from a third party.

•Midstream invests in infrastructure and other midstream projects, including PennEast. See Note 3 to the consolidated financial statements.

•SJEI provides energy procurement and cost reduction services. AEP, an aggregator, broker and consultant in the retail energy markets, is a wholly-owned subsidiary of SJEI after completion of the AEP acquisition in August 2019.

Acquisitions:

On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"), for total consideration of $1.72 billion after the settlement of working capital.

South Jersey Industries, Inc.
Part I
On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration.

See Note 20 to the consolidated financial statements.

Divestitures:

In December 2019, the Company announced it had entered into an agreement to sell MTF and ACB to a third-party buyer for an initial sales price of $100.0 million, which includes working capital. This sale closed on February 18, 2020 for a final sales price of $97.0 million, with the initial sales price being reduced by the amount of cash flows generated by MTF and ACB from October 1, 2019 through the date of closing (see Note 22 to the consolidated financial statements).

In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer for approximately $15.0 million, less any indebtedness at the time of closing, pending MPSC approval. This transaction is expected to close in the middle of 2020.

On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina agreed to sell its distributed solar energy projects across New Jersey, Maryland, Massachusetts and Vermont (the “Projects”), along with the assets comprising the Projects. Also in connection with the Transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback will run from the date each such project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. In July 2018, as part of the Transaction, Marina received a cash payment of $62.5 million for the sale of certain SRECs. During the fourth quarter of 2018, the Company closed on the majority of these Projects, including the wholly-owned subsidiaries MCS, NBS and SBS, with each project sold having met all conditions to satisfy closing. Total consideration received in the fourth quarter 2018 related to these sales was $228.1 million. During 2019, seven Projects were sold for total consideration of $24.3 million. The Company has three projects that are not part of the Transaction but are expected to be sold in 2020. The value of these unsold assets is $27.2 million.

On November 30, 2018, SJI sold the retail gas business of SJE for total consideration of $15.0 million. As a result, SJE no longer acquires, transports or markets natural gas for retail markets.

See Note 1 to the consolidated financial statements.

Additional Information on the nature of SJI's and SJG's businesses can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report.

Sources and Availability of Raw Materials

The Utilities:

Transportation and Storage Agreements

During 2019, SJG, ETG and ELK purchased and had delivered natural gas distribution of 48.5 MMdts, 33.9 MMdts and 0.7 MMdts, respectively. These deliveries were for on-system and off-system customers and for injections into storage. SJG's average cost per dt of natural gas purchased and delivered in 2019, 2018 and 2017, including demand charges, was $4.17, $5.20, and $3.75, respectively. ETG's and ELK's average cost per dt of natural gas purchased and delivered in 2019 was $4.33 and $5.95, respectively. The average cost per dt of natural gas purchased and delivered for ETG and ELK for the period July 1 - December 31, 2018 was $4.71 and $6.43, respectively.

SJG has direct connections to the interstate pipeline systems of Transco and Columbia. SJG secures other long-term services from Dominion, a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG.

South Jersey Industries, Inc.
Part I
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

Total transportation under contract at SJG and ETG are 421,980 dts/d and 248,523 dts/d, respectively. These contracts have terms with various ending dates, ranging from October 31, 2022 through November 30, 2034. The Company's intentions are to renew or extend these service agreements before they expire.

Total storage capacity under contract at SJG and ETG is 8.9 MMdts and 13.2 MMdts, respectively, with a total MDWQ of 170,298 dts and 225,343 dts, respectively. These contracts have terms with various ending dates, ranging from March 31, 2023 through September 30, 2029. The Company's intentions are to renew or extend these service agreements before they expire.

ELK has direct connections to the interstate pipeline systems of Eastern Shore Natural Gas, along with firm transportation agreements with Transco and Columbia Gas. The activities of ELK utility operations are not material.

Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the FERC.

Gas Supplies

SJG has two separate AMA's with gas marketers that extend through March 31, 2020. SJG released to the marketers its firm transportation rights, and in return the marketers manage this capacity and provide SJG with firm deliverability each day. The marketer's intents are to optimize the capacity released to SJG under these AMA's and pay SJG an asset management fee.

SJG has committed to a purchase of a minimum of 15,000 dts/d and up to 70,000 dts/d, from a supplier for a term of ten years at index-based prices. Also, in 2019 SJG entered into a 2-year purchase agreement with a producer delivering 5,000 dts/day at SJG’s Leidy Line for certified responsible gas from November 1, 2019 through October 31, 2021.

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

As part of the gas purchasing strategy, the Utilities use financial contracts to hedge against forward price risk. These contracts are recoverable through the BGSS/PGA Clause, subject to BPU/MPSC approval.

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

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F or 63 Heating Degree Days, while ETG's plans on an average daily temperature of 0 degrees F or 65 Heating Degree Days. Gas demand on such a design day for the 2019-2020 winter season is estimated to be 572,856 dts for SJG and 432,983 dts for ETG (excluding industrial customers). SJG and ETG project to have adequate supplies and interstate pipeline entitlements to meet design day requirements. SJG and ETG both experienced their highest peak-day demand for calendar year 2019 on January 21st.

South Jersey Industries, Inc.
Part I
South Jersey Energy Company

Due to the liquidity in the market, SJE primarily purchases delivered electric in the day-ahead and real-time markets through regional transmission organizations.

South Jersey Resources Group

Transportation and Storage Agreements

SJRG holds various firm transportation agreements with National Fuel, Transco, Dominion, Columbia, Tennessee and Tetco. Total transportation under contract is 503,291 dts/d. These contracts have terms with various ending dates, ranging from March 31, 2020 through March 31, 2043. SJRG's intentions are to renew or extend these service agreements before they expire.

SJRG holds multiple storage service agreements with National Fuel and Transco (for storage service at Transco's WSS facility). Total storage capacity under contract is approximately 5.4 MMdts. The National Fuel contract, which expires March 31, 2020, will not be renewed. The remaining contracts have terms with various ending dates, ranging from June 30, 2020 through March 31, 2023, for which SJRG's intentions are to renew or extend these service agreements before they expire.

Gas Supplies

SJRG has entered into several long-term natural gas supply agreements to purchase 772,500 dts/d, depending upon production levels, for terms ranging from four to ten years at index-based prices.

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

Employees

SJI and its subsidiaries had a total of approximately 1,100 employees as of December 31, 2019, approximately 450 of which were SJG employees. Of those totals, 495 of SJI's employees are unionized and 319 SJG employees are unionized (all of SJI's unionized employees are with SJG or ETG). SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293; IAM Local 76; and UWUA Local 424.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2020.

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

•SJI is a holding company and its assets consist primarily of investments in subsidiaries. Certain subsidiaries of SJI have restrictions on the ability to pay cash dividends, most notably SJG and ETG's First Mortgage Indenture. Should SJI's subsidiaries be unable to pay dividends or make other payments to SJI as a result of these restrictions, or for other financial, regulatory, legal or other reasons, SJI's ability to pay dividends on its common stock could be limited. SJI's stock price could be adversely affected as a result.

•SJI's business activities, including those of SJG, are concentrated in New Jersey. Changes in the economies of New Jersey and surrounding regions could negatively impact the growth opportunities available to SJI and SJG, and the financial condition of the customers and prospects of SJI and SJG.

•Changes in the regulatory environment or unfavorable rate regulation at the Utilities may have an unfavorable impact on financial performance or condition.  SJG and ETG are regulated by the BPU, and ELK is regulated by the MPSC. These regulatory commissions have authority over many of the activities of the utility business including, but not limited to, the rates the Utilities charge to their respective customers, the amount and type of securities they can issue, the nature of investments they can make, the nature and quality of services they provide, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay the Utilities' ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect SJI's and SJG's results of operations, financial condition and cash flows.

South Jersey Industries, Inc.
Part I
•SJI and SJG may not be able to respond effectively to competition, which may negatively impact their financial performance or condition. Regulatory initiatives may provide or enhance opportunities for competitors that could reduce utility income obtained from existing or prospective customers. Also, competitors in all of SJI's business lines may be able to provide superior or less costly products or services based upon currently available or newly developed technologies.

•Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for some of SJI's and SJG's energy products and services. SJG currently has a conservation incentive program clause that protects its revenues and gross margin against usage that is lower than a set level. ETG has a weather normalization clause which allows ETG to implement surcharges or credits during the months of October through May to compensate for weather-related changes in customer usage from the previous winter period. Should these clauses be terminated without replacement, lower customer energy utilization levels would likely reduce SJI's and SJG's net income. Further, during periods of warmer temperatures, demand and volatility in the natural gas market could decrease, which would negatively impact their financial results.

•High natural gas prices could cause more receivables to be uncollectible. Higher levels of uncollectibles from either residential or commercial customers would negatively impact net income and could result in higher working capital requirements.

•SJI's and SJG's net income could decrease if it is required to incur additional costs to comply with new governmental safety, health or environmental legislation. SJI and SJG are subject to extensive and changing federal and state laws and regulations that impact many aspects of its business; including the storage, transportation and distribution of natural gas, as well as the remediation of environmental contamination at former manufactured gas plant facilities.

•Climate change legislation could impact SJI's and SJG's financial performance and condition.  Climate change is receiving ever increasing attention from both scientists and legislators.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its future impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs, including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers. Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.

•SJI's wholesale commodity marketing and retail electric businesses are exposed to the risk that counterparties that owe money or energy to SJI will not be able to meet their obligations for operational or financial reasons. SJI could be forced to buy or sell commodity at a loss as a result of such failure. Such a failure, if large enough, could also impact SJI's liquidity.

•Increasing interest rates would negatively impact the net income of SJI and SJG. Several of SJI's subsidiaries, including SJG, are capital intensive, resulting in the incurrence of significant amounts of debt financing. Some of the long-term debt of SJI and its subsidiaries is issued at fixed rates or has utilized interest rate swaps to mitigate changes in variable rates.  However, long-term debt of SJI and SJG at variable rates, along with all variable rate short-term borrowings, are exposed to the impact of rising interest rates. Changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rates could also impact SJI and SJG in the future.

•The inability to obtain capital, particularly short-term capital from commercial banks, could negatively impact the daily operations and financial performance of SJI and SJG. SJI and SJG use short-term borrowings under committed credit facilities provided by commercial banks to supplement cash provided by operations, to support working capital needs, and to finance capital expenditures, as incurred. SJG also relies upon short-term borrowings issued under a commercial paper program supported by a committed bank credit facility to support working capital needs, and to finance capital expenditures, as incurred. If the customary sources of short-term capital were no longer available due to market conditions, SJI and its subsidiaries may not be able to meet their working capital and capital expenditure requirements and borrowing costs could increase.

South Jersey Industries, Inc.
Part I

•A downgrade in either SJI's or SJG's credit ratings could negatively affect our ability to access adequate and cost-effective capital. Our ability to obtain adequate and cost-effective capital depends to a significant degree on our credit ratings, which are greatly influenced by our financial condition and results of operations. If the rating agencies downgrade either SJI's or SJG's credit ratings, particularly below investment grade, our borrowing costs would increase. In addition, we would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease. To the extent that a decline in SJG's credit rating has a negative effect on SJI, SJI could be required to provide additional support to certain counterparties.

•Hedging activities of the Company designed to protect against commodity price or interest rate risk may cause fluctuations in reported financial results and SJI's stock price could be adversely affected as a result. Although SJI enters into various contracts to hedge the value of energy assets, liabilities, firm commitments or forecasted transactions, the timing of the recognition of gains or losses on these economic hedges in accordance with GAAP does not always match up with the gains or losses on the items being hedged. The difference in accounting can result in volatility in reported results, even though the expected profit margin is essentially unchanged from the dates the transactions were consummated.

•The inability to obtain natural gas or electricity from suppliers would negatively impact the financial performance of SJI and SJG. Several of SJI's subsidiaries, including SJG, have businesses based upon the ability to deliver natural gas or electricity to customers. Disruption in the production or transportation to SJI or SJG from its suppliers could prevent SJI or SJG from completing sales to its customers.

•Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs. SJI's and SJG's gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, mechanical problems, natural disasters or terrorist activities which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, which in turn could lead to substantial losses. In accordance with customary industry practice, SJI and SJG maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events, even if fully covered by insurance, could adversely affect SJI's or SJG's financial position, results of operations and cash flows.

•Adverse results in legal proceedings could be detrimental to the financial condition of SJI or SJG. The outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

•Constraints in available pipeline capacity, particularly in the Marcellus Shale producing region, may negatively impact SJI's financial performance. Natural gas production and/or pipeline transportation disruptions in the Marcellus region, where SJI has natural gas receipt requirements, may cause temporary take-away constraints resulting in higher transportation costs and the sale of shale gas at a loss.

•SJI's and SJG's business could be adversely impacted by strikes or work stoppages by its unionized employees. The gas utility operations of SJG and ETG are dependent upon employees represented by unions and covered under collective bargaining agreements. A work stoppage could negatively impact operations, which could impact financial results as well as customer relationships.

•The risk of terrorism may adversely affect the economy as well as SJI's and SJG's business. An act of terror could result in disruptions of natural gas supplies and cause instability in the financial and capital markets. This could adversely impact SJI's or SJG's ability to deliver products or raise capital and could adversely impact its results of operations.

•Failure to obtain proper approvals and property rights in the PennEast pipeline could hinder SJI's equity investment in the project. The following events have occurred on PennEast in recent months:
◦On September 10, 2019, the U.S. Court of Appeals for the Third Circuit ruled that PennEast does not have eminent domain authority over NJ state-owned lands. A Petition for Rehearing En Banc was denied by the U.S. Court of Appeals for the Third Circuit on November 5, 2019.

South Jersey Industries, Inc.
Part I
◦On October 8, 2019, the NJDEP denied and closed PennEast’s application for several permits without prejudice, citing the Third Circuit Court decision. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the application is administratively incomplete. PennEast's objections were rejected by the NJDEP on November 18, 2019.
◦In December 2019, PennEast asked the FERC for a two-year extension to construct the pipeline.
◦On January 30, 2020, the FERC voted to approve PennEast’s petition for a declaratory order and expedited action requesting that the body issue an order interpreting the Natural Gas Act’s eminent domain authority. On the same day, PennEast filed an amendment with FERC to construct PennEast in two phases. Phase one consists of construction of a pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.
◦On February 18, 2020, PennEast filed a Petition for a Writ of Certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision.
◦On February 20, 2020, FERC granted PennEast’s request for a two-year extension to complete the construction of the pipeline.

PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, as well as our joint venture partners, may be unable to obtain all such needed property rights, permits and licenses to successfully construct and develop the pipeline, and failing to do this, or being unable to identify or implement other options, could cause SJI's equity investment in the project to become impaired. Such impairment could have a materially adverse effect on SJI's financial condition and results of operations.

•Our business could be harmed by cybersecurity threats and related disruptions. We rely extensively on information technology systems to process transactions, transmit and store information and manage our business. Disruption or failure of our information technology systems could shut down our facilities or otherwise harm our ability to safely deliver natural gas to our customers, serve our customers effectively, manage our assets, or otherwise materially disrupt our business. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. SJI and SJG have experienced such attacks in the past; however, based on information currently available to SJI and SJG, none have had a material impact on our business, financial condition, results of operations or cash flows. In response, we have invested in expanded cybersecurity systems and procedures designed to safeguard the continuous and uninterrupted performance of our information technology systems and protect against unauthorized access. However, all information technology systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. There is no guarantee that our cybersecurity systems and procedures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others. An attack on or failure of our information technology systems could result in the unauthorized disclosure, theft, misuse or destruction of customer or employee data or business or confidential information, or disrupt the performance of our information technology systems. These events could expose us to potential liability, litigation, governmental inquiries, investigations or regulatory actions, harm our brand and reputation, diminish customer confidence, disrupt operations, and subject us to payment of fines or other penalties, legal claims by our clients and significant remediation costs.

•Tax law or regulation changes may negatively impact financial performance. SJI and SJG are subject to taxation by various taxing authorities at the federal, state and local levels. Any future changes in tax laws or regulations, including Tax Reform, or interpretation of such laws or regulations, could have a materially adverse effect on SJI's and SJG's financial condition and results of operations.

•The potential loss of long-tenured and skilled employees could negatively impact the daily operations and financial performance of SJI and SJG. In October 2018, the Company announced an ERIP for eligible non-union employees and officers. Several employees accepted the ERIP and have retired from the Company throughout 2019. The departure of the employees who accepted the ERIP and other employees that may either retire or leave the Company for other reasons, who have varying roles and corresponding oversight responsibilities for SJI and SJG, could adversely impact SJI's and SJG's results of operations.

South Jersey Industries, Inc.
Part I
•Our stated long-term goals are based on various assumptions and beliefs that may not prove to be accurate, and we may not achieve our stated long-term goals by 2020 or at all. SJI's current long-term goals are to grow Economic Earnings Per Share 6-8% annually driven by high quality earnings, a strong balance sheet and a low-to-moderate risk profile. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities. For example, these long-term goals are based on certain assumptions regarding our participation in PennEast. However, construction on this project has been delayed due to several unfavorable court rulings (see above). As a result, no assurance can be given that this project will be completed on time or at all. Further, the economy could cause increased customer delinquencies or otherwise negatively affect achievement of our long-term earnings goals. Changes in the New Jersey State administration could lead to unfavorable state and local regulatory changes that could delay approvals, require environmental remediation or capital or other expenditures or otherwise adversely affect our results of operations, financial condition or cash flows. Other factors, assumptions and beliefs of management and our board of directors on which our long-term goals were based may also prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals by 2020 or at all, or our stated long-term goals may be negatively revised as a result of less than expected progress toward achieving these goals, and you are therefore cautioned not to place undue reliance on these goals.

•The Company may not be able to obtain refinancings of short-term debt, causing the ability to pay such debt at maturity to be at risk. The Company has $467.9 million of long-term debt that is due within one year, and $848.7 million of notes payable which includes borrowings under the commercial paper program (see Note 13 to the consolidated financial statements). SJI expects to reduce its debt over the next twelve months using cash provided from the sale of assets (see Note 1 to the consolidated financial statements), along with utilizing funds provided from refinancing activity and the Company's revolving credit facilities. The Company can offer no assurances that these refinancings or sales will be successful.

•The agreements to sell certain assets of the Company, including the sale of ELK, may not be consummated. The Company has committed to a plan to sell its remaining solar assets; however we cannot guarantee that these sales will be consummated. Further, we have entered into an agreement to sell the assets of ELK. Completion of the transaction is subject to a number of risks and uncertainties and we can provide no assurance that the various closing conditions to the acquisition agreement will be satisfied, including that the required governmental and other necessary approvals will be obtained.

•The 2020 NJ EMP could have a negative impact SJI's financial results. In January 2020, the Governor of NJ unveiled the state's EMP, which outlines key strategies to reach the Administration’s goal of 100% clean energy by 2050. The Governor also signed an executive order directing the NJDEP to make regulatory reforms to reduce emissions and adapt to climate change. With this executive action, NJ is the first state in the nation to pursue such a comprehensive and aggressive suite of climate change regulations. The Company can provide no assurances as to what the impact of the EMP will be on short and long-term financial results.

•The Company's efforts to exit the TSA are ongoing and could be subject to further delays and costs. In January 2020, the Company extended its TSA agreement on ETG and ELK to the end of March 2020 (see Note 15 to the consolidated financial statements). Further delays could cause the Company to incur additional costs that would impact net income.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to distribution systems for delivery to customers. As of December 31, 2019, there were approximately 146 miles of mains in the transmission systems and 6,701 miles of mains in the distribution systems.

SJG owns approximately 44 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. Approximately 30 acres of this property is deed restricted. SJG also has office and service buildings at seven other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations.

In November 2018, SJG opened its corporate headquarters in Atlantic City, New Jersey.

ETG is headquartered in Union, NJ and owns approximately 3,290 miles of distribution pipeline in seven counties in northern and central New Jersey. ETG has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations. ELK is headquartered in Elkton, MD and has one other service building in its territory.

As of December 31, 2019, SJI's utility plant had a gross book value of approximately $4.9 billion and net book value, after accumulated depreciation, of approximately $4.1 billion. In 2019, SJI spent approximately $504.2 million on capital expenditures for utility plant and nonutility property and equipment, and there were retirements of property having an aggregate gross book cost of approximately $54.5 million. As of December 31, 2019, SJG's utility plant had a gross book value of approximately $3.2 billion and a net book value, after accumulated depreciation, of approximately $2.6 billion. In 2019, SJG spent approximately $257.7 million on capital expenditures for utility plant and there were retirements of property having an aggregate gross book cost of approximately $30.8 million.

Virtually all of the Utilities transmission pipeline, distribution mains and service connections are under streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. The properties of SJG and ETG (other than property specifically excluded) are subject to liens of mortgage under which their respective first mortgage bonds are outstanding. We believe these properties are generally well maintained and in good operating condition.

Nonutility property and equipment has a net book value of approximately $12.2 million. This amount is reduced compared to the prior year due to the sale of certain solar assets, along with MTF and ACB being recorded as held for sale on the consolidated balance sheet (see Note 1 to the consolidated financial statements).

SJF an inactive subsidiary, owns real estate in Deptford Township and Upper Township, New Jersey.

Item 3. Legal Proceedings

SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. Neither SJI nor SJG can make any assurance as to the outcome of any of these actions but, based on an analysis of these claims and consultation with outside counsel, we do not believe that any of these claims, other than those described in Note 15 to the consolidated financial statements, would be reasonably likely to have a material impact on the business or financial statements of SJI or SJG. See Note 15 to the consolidated financial statements for more detail on these claims.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers

Set forth below are the names, ages and positions of SJI's executive officers along with their business experience during the past five years. All executive officers of SJI are elected annually and serve at the discretion of its Board of Directors. All information is as of the date of the filing of this Report.

South Jersey Industries, Inc.
Part I

Name, age and position with the Company	Period Served

Michael J. Renna, Age 52
Chief Executive Officer	April 2015 - Present
Director	January 2014 - Present
President	January 2014 - Present
Chief Operating Officer	January 2014 - April 2015

Cielo Hernandez, Age 44
Chief Financial Officer	January 2019 - Present
Senior Vice President	January 2019 - Present
VP and Chief Financial Officer North America and Canada Region, Maersk Line	February 2015 - December 2018
VP & CFO Latin America Region, APM Terminals	November 2013 - January 2015

David Robbins, Jr., Age 57
President, SJIU	August 2018 - Present
President, SJG	January 2017 - August 2018
Senior Vice President	April 2015 - Present
Vice President	April 2014 - April 2015
Senior Vice President, SJES	January 2013 - December 2016

Steven R. Cocchi, Age 42
Chief Strategy and Development Officer	January 2018 - Present
Interim General Counsel	August 2017 - December 2017
Senior Vice President, Strategy and Growth	April 2017 - Present
Vice President, Strategy and Growth	January 2017 - April 2017
Vice President, Rates and Regulatory Affairs	April 2015 - January 2017
Director, Rates and Revenue Requirements	October 2011 - April 2015

Melissa Orsen, Age 44
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

South Jersey Industries, Inc.

Market Price of Common Stock and Related Information

Our stock is traded on the New York Stock Exchange under the symbol SJI. As of December 31, 2019, the latest available date, our records indicate there were 6,011 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the five-year period through December 31, 2019.

This performance chart assumes:

•$100 invested on December 31, 2014 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and
•All dividends are reinvested.

Comparison of Five-Year Cumulative Return

180
160
140
120
100
80
60
2014
2015
2016
2017
2018
2019
S&P 500
S&P Utilities
SJI

	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19
S&P 500	100	$101	$114	$138	$132	$174
S&P Utilities	$100	$95	$111	$124	$129	$163
SJI	$100	$83	$123	$118	$109	$134

Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a history of paying quarterly dividends and has a stated goal of increasing its dividend annually.

In 2019, non-employee members of SJI's Board of Directors received an aggregate of 30,961 shares of restricted stock, valued at that time at $838,114, as part of their compensation for serving on the Board.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2019.

South Jersey Gas Company

All of the outstanding common stock of SJG (its only class of equity securities) is owned by SJI. The common stock is not traded on any stock exchange.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2019, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. SJG declared and paid cash dividends of $20.0 million in 2017 to SJI. No dividends were declared or paid on SJG's common stock in 2019 or 2018.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

The following financial data has been obtained from SJI’s consolidated financial statements (in thousands, except for ratios, shares data and earnings per share):

	2019	2018	2017	2016	2015

Operating Results:
Operating Revenues	$1,628,626	$1,641,338	$1,243.068	$1,036,500	$959,568

Income (Loss) from Continuing Operations	$77,189	$17,903	$(3,404)	$119,061	$105,610
Discontinued Operations - Net (1)	(272)	(240)	(86)	(251)	(503)

Net Income (Loss)	$76,917	$17,663	$(3,490)	$118,810	$105,107

Total Assets	$6,365,340	$5,956,577	$3,865,086	$3,730,567	$3,480,900

Capitalization:
Equity	$1,423,785	$1,267,022	$1,192,409	$1,289,240	$1,037,539
Long-Term Debt	2,070,086	2,106,863	1,122,999	808,005	1,006,394

Total Capitalization	$3,493,871	$3,373,885	$2,315,408	$2,097,245	$2,043,933

Diluted Earnings (Loss) Per Common Share (Based on Average Diluted Shares Outstanding) (2):
Continuing Operations	$0.84		$0.21		$(0.04)		$1.56		$1.53
Discontinued Operations - Net (1)	—		—		—		—		(0.01)

Diluted Earnings (Loss) Per Common Share (2)	$0.84		$0.21		$(0.04)		$1.56		$1.52

Return (Loss) on Average Equity (3)	5.7%		1.5%		(0.3)%		10.2%		10.7%

Share Data:
Number of Shareholders of Record	6.0		6.3		6.5		6.7		6.7
Average Common Shares (2)	92,130		83,693		79,541		76,362		68,735
Common Shares Outstanding at Year End (2)	92,394		85,506		79,549		79,478		70,966
Dividend Reinvestment Plan:
Number of Shareholders	4.7		4.8		5.0		5.2		5.2
Number of Participating Shares (2)	3,228		3,317		3,607		3,627		4,170
Book Value at Year End (2)	$15.41		$14.82		$14.99		$16.22		$14.62
Dividends Declared per Common Share (2)	$1.16		$1.13		$1.10		$1.07		$1.02
Market Price at Year End (2)	$32.98		$27.80		$31.23		$33.69		$23.52
Market-to-Book Ratio (2)	2.1	x	1.9	x	2.1	x	2.1	x	1.6	x

Consolidated Economic Earnings (4)
Income (Loss) from Continuing Operations	$77,189		$17,903		$(3,404)		$119,061		$105,610
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized Losses/(Gains) on Inventory Injection Hedges	14,546		(35,846)		14,558		(26,867)		(8,355)
Net Loss from Affiliated Companies (5)	—		—		—		—		(2,540)
Loss on Property, Plant and Equipment (6)	10,745		105,280		91,299		—		—
Net Losses from Legal Proceedings (7)	2,336		5,910		56,075		—		—
Acquisition/Sale Costs (8)	3,468		34,674		19,564		—		—
Customer Credits (9)	—		15,333		—		—		—
ERIP and OPEB (10)	—		6,733		—		—		—
Other (11)	4,179		—		2,227		(165)		(165)
Income Taxes (12)	(9,423)		(33,753)		(70,834)		10,813		4,424
Additional Tax Adjustments (13)	—		—		(11,420)		—		—
Economic Earnings	$103,040		$116,234		$98,065		$102,842		$98,974

Earnings (Loss) per Share from Continuing Operations (2)	$0.84		$0.21		$(0.04)		$1.56		$1.53
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized Losses/(Gains) on Inventory Injection Hedges	0.16		(0.42)		0.18		(0.35)		(0.12)
Net Loss from Affiliated Companies (5)	—		—		—		—		(0.04)
Loss on Property, Plant and Equipment (6)	0.12		1.24		1.14		—		—
Net Losses from Legal Proceedings (7)	0.02		0.07		0.70		—		—
Acquisition/Sale Costs (8)	0.04		0.41		0.25		—		—
Customer Credits (9)	—		0.18		—		—		—

ERIP and OPEB (10)	—	0.08	—	—	—
Other (11)	0.04	—	0.03	—	—
Income Taxes (12)	(0.10)	(0.39)	(0.89)	0.13	0.07
Additional Tax Adjustments (13)	—	—	(0.14)	—	—
Economic Earnings per Share (2,4)	$1.12	$1.38	$1.23	$1.34	$1.44

(1) Represents discontinued business segments: sand mining and distribution operations sold in 1996 and fuel oil operations with related environmental liabilities in 1986 (See Note 3 to the consolidated financial statements).

(2) All share and per share amounts were adjusted for all periods presented for the 2-for-1 stock split, effected in the form of a stock dividend, effective on May 8, 2015.

(3) Calculated based on Income from Continuing Operations.

(4) This section includes the non-GAAP financial measures of Economic Earnings and Economic Earnings per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion regarding the use of non-GAAP financial measures and a reconciliation of income from Continuing Operations and earnings per share to Economic Earnings and Economic Earnings per share, respectively.

(5) Resulting from a reserve for uncollectible accounts recorded by an Energenic subsidiary that owned and operated a central energy center and energy distribution system for a hotel, casino and entertainment complex in Atlantic City, New Jersey. In 2014, this charge was excluded from Economic Earnings as the total economic impact of the proceedings had not been realized. During the second quarter 2015, the Company, through its investment in Energenic, reduced the carrying value of the investment in this project. As such, this charge is included in Economic Earnings in 2015.

(6) Represents impairment charges taken as follows: in 2019 on solar generating facilities along with the agreement to sell MTF and ACB, which were both driven by the expected purchase prices being less than the carrying value of the assets; in 2018 on solar generating facilities, which was also primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, along with LFGTE assets, which was primarily driven by the remaining carrying value of these assets no longer being recoverable; and in 2017 on solar generating facilities, LFGTE long-lived assets, LFGTE intangible assets related to customer relationships, and goodwill.

(7) Represents net losses from three separate legal proceedings: (a) charges in 2017, 2018 and 2019, including interest, legal fees and the realized difference in the market value of the commodity (including financial hedges) resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014; (b) a charge in 2017, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract; and (c) a gain taken in 2017 resulting from a favorable FERC decision, including interest, over a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period.

(8) Represents costs incurred on the agreement to acquire the assets of ETG and ELK, including legal, consulting and other professional fees, and costs incurred to prepare to exit the TSA. Also included here are costs incurred on the sales of solar projects and the retail gas business of SJE, partially offset by gains recorded on the sale of solar assets and sales of certain SRECs.

(9) Represents credits to ETG and ELK customers that were required as part of the Acquisition.

(10) Represents costs incurred on the Company's ERIP as well as the benefit of amending the Company's OPEB.

(11) Represents severance and other employee separation costs taken in 2019. Included in this amount in 2017 are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL.

(12) Determined using a combined average statutory tax rate of approximately 26% for 2019, 25% for 2018, 39% for 2017, 40% for 2016 and 2015.

(13) Represents one-time tax adjustments, most notably for Tax Reform.

South Jersey Gas Company
Year Ended December 31,

The following financial data has been obtained from SJG’s financial statements (in thousands, except for ratios and customers):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Revenues	$569,226	$548,000	$517,254	$461,055	$534,290

Net Income	$87,394	$82,949	$72,557	$69,045	$66,578

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

	As of December 31,
	2019	2018	2017	2016	2015
Property, Plant and Equipment, Net	$2,596,102	$2,383,459	$2,154,083	$1,952,912	$1,770,766

Total Assets	$3,348,555	$3,118,236	$2,865,974	$2,551,923	$2,288,204

Capitalization:
Common Equity	$1,089,898	$1,008,022	$921,433	$839,900	$707,927
Long-Term Debt	547,161	874,507	758,052	423,177	584,082
Total Capitalization	$1,637,059	$1,882,529	$1,679,485	$1,263,077	$1,292,009

Total Customers	397,090	391,092	383,633	377,625	373,100

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

OVERVIEW - SJI (or the Company) is an energy services holding company that provides a variety of products and services through the following direct or indirect wholly-owned subsidiaries:

SJIU

SJIU was established as a subsidiary of SJI for the purpose of serving as a holding company that owns SJG, ETG and ELK.

SJG

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately $87.4 million to SJI's net income on a consolidated basis in 2019.

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

SJG believes there is an ongoing transition of southern New Jersey's oceanfront communities from seasonal resorts to year round economies. In mainland communities, building expansions in the medical, education and retail sectors contributed to SJG's growth. At present, SJG serves approximately 79% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2019, SJG served 397,090 residential, commercial and industrial customers in southern New Jersey, compared with 391,092 customers at December 31, 2018.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2019 amounted to 162.9 MMdts, of which 55.6 MMdts were firm sales and transportation, 1.1 MMdts were interruptible sales and transportation and 106.2 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 46.8% residential, 23.0% commercial, 18.3% industrial, and 11.9% cogeneration and electric generation. As of December 31, 2019, SJG served 370,693 residential customers, 25,985 commercial customers and 412 industrial customers.  This includes 2019 net additions of 5,684 residential customers and 314 commercial and industrial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the FERC Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2019, off-system sales amounted to 14.7 MMdts and capacity release amounted to 91.5 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2019, usage by interruptible customers, excluding off-system customers, amounted to 1.1 MMdts, or approximately 1% of the total throughput.

ETG/ELK

On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (see Note 20 to the consolidated financial statements).

ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey. ETG serves residential, business and industrial customers, with a service territory that covers the northern part of New Jersey, including municipalities throughout Union, Middlesex, Sussex, Warren, Hunterdon, Morris and Mercer Counties. ETG was founded in 1855 and is based in Union, New Jersey. ETG contributed net income of approximately $34.2 million during 2019.

ETG believes growth exists in the expansion of its Northwestern service territory, the Franklin/Sparta area, and the Hackettstown Interconnect. ETG also serves northern New Jersey's diversified industrial base within its territory with natural gas, which includes pharmaceutical, food and beverage, and transportation industries.

As of December 31, 2019, ETG served 297,191 customers in northern and central New Jersey, including 273,696 residential customers, 23,398 commercial customers and 97 industrial customers.  No material part of ETG's business is dependent upon a single customer or a few customers. Gas sales and transportation for 2019 amounted to 511.5 MMdts, of which 442.6 MMdts were firm sales and transportation and 68.9 MMdts were interruptible sales and transportation. The breakdown of firm sales and transportation includes 241.4 MMdts residential, 147.0 MMdts commercial, and 123.1 MMdts industrial.

ELK is a regulated natural gas utility which distributes natural gas in northern Maryland, specifically its service territory in Elkton, Maryland. ELK's diverse customer base includes residential and commercial accounts coupled with a significant industrial presence in the military and defense, pharmaceutical, chemical and textile industries. ELK contributed net income of approximately $0.6 million during 2019.

In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer pending MPSC approval. This transaction is expected to close in the middle of 2020. See Note 1 to the consolidated financial statements.

SJES

SJI established SJES as a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly-owned subsidiaries of SJES:

SJE

SJE provides services for the acquisition and transportation of electricity for retail end users and markets total energy management services. SJE markets electricity to residential, commercial and industrial customers. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2019, SJE had a net loss of approximately $2.4 million which reduced SJI's net income on a consolidated basis by such amount.

On November 30, 2018, SJI sold the retail gas business of SJE for total consideration of $15.0 million. As a result, SJE no longer acquires, transports or markets natural gas for retail markets. See Note 1 to the consolidated financial statements.

SJRG

SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2019, SJRG contributed approximately $1.4 million to SJI's net income on a consolidated basis.

SJEX

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX is considered part of SJI's wholesale energy operations. In 2019, SJEX contributed approximately $0.2 million to SJI's net income on a consolidated basis.

Marina

Marina develops and operates on-site energy-related projects. Marina's largest wholly-owned operating project, in 2019 and prior, was MTF, which provided cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ.

Other entities that are wholly owned by Marina are ACB, ACLE, BCLE, SCLE, and SXLE.

ACB, in 2019 and prior, owned and operated a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

ACLE, BCLE, SCLE and SXLE own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

On February 18, 2020, the Company sold MTF and ACB for a final sales price of $97.0 million. See Notes 1 and 22 to the consolidated financial statements.

On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina agreed to sell its distributed solar energy projects across New Jersey, Maryland, Massachusetts and Vermont (the “Projects”), along with the assets comprising the Projects. Also in connection with the Transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback will run from the date each such project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. In July 2018, as part of the Transaction, Marina received a cash payment of $62.5 million for the sale of certain SRECs. During the fourth quarter of 2018, the Company closed on the majority of these Projects, including the wholly-owned subsidiaries MCS, NBS and SBS, with each project sold having met all conditions to satisfy closing. Total consideration received in the fourth quarter 2018 related to these sales was $228.1 million. During 2019, seven Projects were sold for total consideration of $24.3 million. The Company has three projects that are not part of the Transaction but are expected to be sold in 2020. The value of these unsold assets is $27.2 million.

The Company also received $2.5 million in 2019 for completion of remaining performance obligations from a separate sale of a solar project that occurred in 2018.

In 2019, Marina had a net loss of approximately $9.2 million, which reduced SJI's net income on a consolidated basis by such amount.

SJESP

SJESP receives commissions on service contracts from a third party. In 2019, SJESP contributed approximately $1.7 million to SJI's net income on a consolidated basis.

SJEI

SJEI provides energy procurement and cost reduction services. Included within SJEI is AEP, an aggregator, broker and consultant in the retail energy markets, which was acquired in August 2019. In 2019, SJEI contributed approximately $0.1 million to SJI's net income on a consolidated basis.

Midstream

Midstream owns a 20% equity investment, along with four other investors, in PennEast. In 2019, Midstream contributed approximately $4.2 million to SJI's net income on a consolidated basis.

Other

EMI principally manages liabilities associated with its discontinued operations of nonutility subsidiaries.

Primary Factors Affecting SJI's Business

SJI's current long-term goals are to grow Economic Earnings Per Share 6-8% annually driven by high quality earnings, a strong balance sheet and a low-to-moderate risk profile. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities.

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

Customer Growth - Southern New Jersey, SJG's primary area of operations, has not been immune to the issues impacting the new housing market nationally. Residential new construction activity remains steady, supported by growth in higher density and multi-family units. Customers for SJG grew 1.5% for 2019 as SJG continues its focus on customer conversions.  In 2019, consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 71% of the total new customer acquisitions for the year.  Customers in SJG's service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies. While oil and propane prices have become more competitive with natural gas in the past two years, affecting the number of conversions, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Central and Northern NJ, ETG's primary area of operations continues to grow in multifamily housing and gas infrastructure extensions to unserved areas.  While ETG continues to partner with builders in the new construction sector with the view of increasing natural gas burner tips, ETG is pursuing conversions throughout its service territory.  As a result, customer additions for ETG grew approximately 1.2%.  In 2019, consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 43% of the total new customer acquisitions for the year.  Customers in ETG service territories typically base their decisions to convert on fuel cost savings, efficiencies, and fuel stability pricing.  ETG leverages its comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG and ETG are primarily regulated by the BPU; ELK is regulated by the MPSC. The BPU/MPSC approve the rates that are charged to rate-regulated customers for services provided and the terms of service under which the Utilities operate. The rates and established terms of service are designed to enable the Utilities to recover costs of service and obtain a fair and reasonable return on capital invested.

SJG’s BPU approved CIP protects SJG's net income from severe fluctuations in gas used by residential, commercial and small industrial customers. SJG's AIRP is a program to replace cast iron and unprotected bare steel mains and services. All AIRP investments are reflected in base rates. Additionally, the BPU issued an Order approving an extension of the AIRP for a five-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. SJG earns a return on AIRP II investments once they are placed in service and, thereafter, once they are included in rate base, through annual filings. SJG's SHARP is a program to replace low-pressure distribution mains and services with high-pressure mains and services in coastal areas that are susceptible to flooding during major storms. In May 2018, the BPU issued an order approving a second phase of the SHARP ("SHARP II") for a three-year period, commencing June 1, 2018, with authorized investments of up to $100.3 million to continue storm hardening efforts to further improve safety, redundancy and resiliency of SJG’s natural gas system in coastal areas. Pursuant to the order, SHARP II investments are to be recovered through annual base rate adjustments.

Pursuant to our AIRP extension order in 2016, SJG is required to file a base rate case no later than November 2020. SJG expects to file a base rate case in early 2020.

Consistent with Acquisition approval, SJI was required to develop a plan, in concert with the BPU and the New Jersey Division of Rate Counsel, to address the replacement of ETG's aging infrastructure. In June 2019, the BPU approved a $300.0 million IIP effective July 1, 2019. The Order authorized the recovery of costs associated with ETG’s investments of approximately $300.0 million between 2019-2024 to replace its cast-iron and bare steel vintage main and related services. The Order provides for annual recovery of ETG's investments through a separate rate mechanism.

In April 2019, ETG filed a petition with the BPU requesting a base rate revenue increase to recognize the infrastructure investments made to maintain the safety and reliability of its natural gas system. In November 2019, the BPU issued an Order that permitted ETG to increase base rate revenues by $34.0 million with new rates in effect November 15, 2019. The Order also provides for an overall after-tax rate of return of approximately 6.5%, with a return on equity of approximately 9.6% and a common equity component of approximately 51.5%.

For more information on the regulatory environments of the Utilities, see Note 10 to the consolidated financial statements.

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

Fuel Supply Management - SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. We currently have nine fuel supply management contracts and expect to continue expanding this business.

PennEast - Midstream has a 20% investment in PennEast. The following events have occurred on PennEast in recent months:

•On September 10, 2019, the U.S. Court of Appeals for the Third Circuit ruled that PennEast does not have eminent domain authority over NJ state-owned lands. A Petition for Rehearing En Banc was denied by the U.S. Court of Appeals for the Third Circuit on November 5, 2019.
•On October 8, 2019, the NJDEP denied and closed PennEast’s application for several permits without prejudice, citing the Third Circuit Court decision. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the application is administratively incomplete. PennEast's objections were rejected by the NJDEP on November 18, 2019.
•In December 2019, PennEast asked the FERC for a two-year extension to construct the pipeline.
•On January 30, 2020, the FERC voted to approve PennEast’s petition for a declaratory order and expedited action requesting that the body issue an order interpreting the Natural Gas Act’s eminent domain authority. On the same day, PennEast filed an amendment with FERC to construct PennEast in two phases. Phase one consists of construction of a pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.
•On February 18, 2020, PennEast filed a Petition for a Writ of Certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision.
•On February 20, 2020, FERC granted PennEast’s request for a two-year extension to complete the construction of the pipeline.

PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, along with the other partners, are intending to continue to contribute to the project. See Note 3 to the consolidated financial statements.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We seek to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. In addition, in 2018, the Company offered an ERIP to non-union, non-Officer employees over the age of 55 years old with 20 or more years of service to the Company as well as to Officers over the age of 55 years old with 5 or more years of service to the Company (see Note 1 to the consolidated financial statements). We expect savings from these changes to gradually increase as new hires replace retiring employees. SJI's workforce totaled approximately 1,100 employees at the end of 2019, approximately 450 of which were SJG employees. Of those totals, 495 of SJI's employees are unionized and 319 SJG employees are unionized (all of SJI's unionized employees are with SJG or ETG).

Balance Sheet Strength - SJI's and SJG's goal is to maintain a strong balance sheet. SJI's average equity-to-capitalization ratio was approximately 32% and 33% as calculated for the four quarters of 2019 and 2018, respectively. SJG's average equity-to-capitalization ratio was approximately 51% and 52% as calculated for the four quarters of 2019 and 2018, respectively. A strong balance sheet assists us in maintaining the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

CRITICAL ACCOUNTING POLICIES - ESTIMATES AND ASSUMPTIONS - As described in the notes to our consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from those estimates. Certain types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition, goodwill, and evaluation of equity method investments for other-than-temporary impairment.

Regulatory Accounting (see Notes 10 & 11 to the consolidated financial statements) - The Utilities maintain their accounts according to the Uniform System of Accounts as prescribed by the BPU (SJG and ETG) or the MPSC (ELK). As a result of the ratemaking process, the Utilities are required to follow FASB ASC Topic 980 - “Regulated Operations,” which requires them to recognize the impact of regulatory decisions on their financial statements. The Utilities are required under their BGSS clauses to forecast their natural gas costs and customer consumption in setting their rates. Subject to regulator approval, they are able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. The Utilities record any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflect them in the BGSS charge to customers in subsequent years. The Utilities also enter into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is recorded as a regulatory asset or liability on the consolidated balance sheets. See additional detailed discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

Derivatives (see Notes 16 & 17 to the consolidated financial statements) - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when such contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 - “Derivatives and Hedging.”  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in AOCL and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not have any energy-related derivative instruments designated as cash flow hedges. Hedge accounting has been discontinued for the remaining interest rate derivatives. As a result, unrealized gains and losses on these derivatives, that were previously recorded in AOCL on the consolidated balance sheets, are being recorded into earnings over the remaining life of the derivative.

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

Environmental Remediation Costs (see Note 15 to the consolidated financial statements) - We estimate a range of future costs based on projected investigation and work plans using existing technologies. In preparing consolidated financial statements, SJI records liabilities for future costs using the lower end of the range because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements.

Pension and Other Postretirement Benefit Costs (see Note 12 to the consolidated financial statements) - The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJI.

Revenue Recognition (see Note 19 to the consolidated financial statements) - Gas and electricity revenues are recognized in the period the commodity is delivered to customers. All SJI entities bill customers monthly. A majority of customers have their meters read on a cycle basis throughout the month. For retail customers that are not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas/electricity delivered from the date of the last meter reading to the end of the month. The Utilities' unbilled revenue for natural gas is estimated each month based on monthly deliveries into the system; unaccounted for natural gas based on historical results; customer-specific use factors, when available; actual temperatures during the period; and applicable customer rates. SJE's unbilled revenue for retail electricity is based on customer-specific use factors and applicable customer rates. We bill SJG and ETG customers at rates approved by the BPU, and ELK customers at rates approved by the MPSC. SJE and SJRG customers are billed at rates negotiated between the parties.

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

On January 1, 2018, SJI and SJG adopted ASU 2014-09 Revenue from Contracts with Customers, and all amendments, in accordance with the guidance in ASC 606. SJI and SJG adopted the new guidance using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historical accounting under ASC 605. The methods of recognizing revenue for SJI's and SJG's contracts with customers is the same under ASC 605 and ASC 606, as revenues from contracts that SJI and SJG have with customers are currently recorded as gas or electricity is delivered to the customer, which is consistent with the new guidance under ASC 606. As such, there was no significant impact to revenues for the year ended December 31, 2018 for SJI or SJG as a result of applying ASC 606, and there was no cumulative catch-up to retained earnings for SJI or SJG under the modified retrospective method for changes in accounting for revenues. Further, there were no significant changes to SJI's or SJG's business processes, systems or internal control over financial reporting needed to support recognition and disclosure under the new guidance. Some revenue arrangements, such as alternative revenue programs and derivative contracts, are excluded from the scope of ASC 606 and, therefore, will be presented separately from revenues under ASC 606 on SJI and SJG's footnote disclosures (see Note 19 to the consolidated financial statements). Alternative revenue programs include revenue earned at the Utilities on such programs as the CIP, AIRP, SHARP and WNC.

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

Goodwill (see Note 21 to the consolidated financial statements) - The segments that have goodwill are ETG Utility Operations and Corporate & Services for 2019 and 2018, along with On-site Energy Production and ELK Utility Operations for 2018 only (see “Agreement to Sell MTF & ACB” and “Agreement to Sell ELK” within Note 1 to the consolidated financial statements). Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration paid or transferred over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount.

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

If sufficient qualitative indicators exist, goodwill impairment is determined using a two-step process. Step one identifies potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. The Company estimates the fair value of a reporting unit using a discounted cash flow analysis.  Management also considers other methods, which include a market multiples analysis. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, discount and growth rates, capital expenditures, tax rates, and projected terminal values. Changes in estimates or the application of alternative assumptions could produce significantly different results. If the fair value exceeds book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, step two is undertaken, which compares the implied fair value of the reporting unit's goodwill to the book value of the reporting unit goodwill. If the book value of goodwill exceeds the implied fair value, an impairment charge is recognized for the excess.

Evaluation of Equity Method Investments for Other-Than-Temporary Impairment (see Note 3 to the consolidated financial statements) - Our evaluation of impairment of equity method investments when conditions exist that could indicate that the fair value of the investment is less than book value includes key inputs that involve significant management judgments and estimates, including projections of the investment's cash flows, selection of a discount rate and probability weighting of potential outcomes of legal proceedings and other available options.

As a result of the September decision by the U.S. Court of Appeals and continuing events (see "PennEast" above), we evaluated our investment in the PennEast project for an other-than-temporary impairment. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. At this time, we believe that we do not have an other-than-temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal proceedings are at very early stages, and the intent is to move forward with all potential legal proceedings and other options available. However, to the extent that the legal proceedings have unfavorable outcomes, or if PennEast concludes that the project is not viable or does not go forward as actions progress, our conclusions with respect to other-than-temporary impairment could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

Tax Cuts and Jobs Act (see Note 4 to the consolidated financial statements) - On December 22, 2017, Tax Reform was enacted into law, changing various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but was required to be accounted for in the period of enactment, as such SJI adopted the new requirements in the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, including provisions related to the permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%.

NEW ACCOUNTING PRONOUNCEMENTS - See detailed discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

RATES AND REGULATION - SJG and ETG ("the NJ Utilities" for context of this section) are subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of the NJ Utilities' business. The NJ Utilities are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transco (both utilities' major supplier), Columbia and Dominion, since such services are provided under rates and terms established under the jurisdiction of the FERC. The NJ Utilities' retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The NJ Utilities' primary rate mechanisms include base rates, the BGSS, Accelerated Infrastructure Programs, EET and the CIP for SJG, and BGSS and WNC for ETG.

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

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows ($'s in millions):

	2019	2018	2017
Net Income Impact:
CIP - Weather Related	$5.6	$(16.5)	$8.7
CIP - Usage Related	(6.2)	7.5	3.3
Total Net Income Impact	$(0.6)	$(9.0)	$12.0

Weather Compared to 20-Year Average	5.2% warmer	183.0% colder	11.5% warmer
Weather Compared to Prior Year	2.6% warmer	7.7% colder	0.4% warmer

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

In 2019, ETG's net income was reduced by $5.9 million, primarily due to colder than average weather for the applicable months in the 2019 winter period.

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

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 22216, 25,665 and 30,423 during 2019, 2018 and 2017, respectively. The total number of customers in ETG's service territory purchasing natural gas from a marketer averaged 8,338 during 2019.

RESULTS OF OPERATIONS:

For information on the changes in results of operations from 2018 compared to 2017, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

SJI operates in several different reportable operating segments. These segments are as follows:

•SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.
•ETG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.
•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland. As discussed in Note 1, SJI entered into an agreement to sell ELK to a third party, with expected closing in the middle of 2020.
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
•On-site energy production consists of MTF and ACB, which, as disclosed in Notes 1 and 22 to the consolidated financial statements, were sold on February 18, 2020. This segment also includes other energy-related projects, including three remaining solar projects. Also included in this segment are the activities of ACLE, BCLE, SCLE, SXLE, along with MCS, NBS and SBS, which were sold in October 2018 (see Note 1 to the consolidated financial statements).
•Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.
•Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.
•Corporate & Services segment includes costs related to the Acquisition, along with other unallocated costs. Also included in this segment are the results of SJEI.
•Intersegment represents intercompany transactions between the above SJI consolidated entities.

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

SJI's net income for 2019 increased $59.3 million to $76.9 million compared to 2018. SJI's income from continuing operations for 2019 increased $59.3 million to $77.2 million compared to 2018. The significant drivers for the overall changes were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from on-site energy production at Marina increased $68.9 million to a net loss of $9.1 million, primarily due to the following:
◦Less impairment charges taken in 2019 compared with 2018. The main drivers to this were impairment charges taken on solar generating facilities and LFGTE assets in 2018, which were driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, along with the carrying value of LFGTE assets no longer being recoverable (see Note 1 to the consolidated financial statements).

◦Consulting and legal costs related to the sale of Marina's solar assets to a third-party buyer incurred during 2018 that did not recur in 2019.
◦Lower depreciation expense resulting from the sale of solar assets also contributed to the overall increase in income.
◦These increases were partially offset with lower margins resulting from less SREC revenue as discussed under "Gross Margin - Energy Services" below, along with consulting and legal costs related to the agreement to sell MTF and ACB to a third-party buyer that were incurred during 2019 (see Note 1 to the consolidated financial statements).

•The combined income contribution from ETG and ELK gas utility operations increased $40.1 million to $34.9 million, primarily due to SJI consolidating the accounts of ETG and ELK for all twelve months in 2019 compared to only the last six months of 2018, along with credits provided to customers of ETG and ELK in connection with the Acquisition during 2018 that did not recur in 2019 (see Note 20 to the consolidated financial statements). These were partially offset with interest charges related to debt held by ETG during 2019 (see Note 14 to the consolidated financial statements).

•Acquisition costs were approximately $22.1 million lower during 2019 compared to 2018. This is primarily due to the Company incurring less legal, consulting and other professional fees related to the Acquisition than the prior year, as the costs incurred in 2018 were to finalize the Acquisition. Costs that were incurred during 2019 were related to preparations to exit the TSA. All Acquisition and TSA related costs are recorded in the Corporate & Services segment.

•SJI recorded $5.0 million in expenses related to the implementation of the ERIP as well as amendments made to OPEB during 2018 that did not recur in 2019 (see Note 1 to the consolidated financial statements).

•The income contribution from gas utility operations at SJG increased $4.5 million to $87.4 million, primarily due to customer growth and the roll-in of AIRP II investments. SJG's CIP mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer, also contributed to the comparative period increase. These were partially offset with an increase in maintenance and depreciation expenses during 2019 compared with 2018 as discussed under "Other Operating Expenses-All Segments" below.

•The income contribution from the wholesale energy operations at SJRG decreased $64.8 million to $1.4 million, primarily due to lower margins on daily energy trading activities and an overall decrease in sales due to colder weather experienced in the first quarter of 2018 as compared to a warmer winter in 2019. Also contributing was the change in unrealized gains and losses on forward financial contracts due to price volatility, as discussed under "Operating Revenues - Energy Group" below.

•SJI had an increase of $15.8 million in financing and interest costs during 2019 compared with 2018. These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition. These costs are recorded in the Corporate & Services segment.

•SJI incurred $3.1 million of severance and other employee separation costs during 2019. These costs are recorded in the Corporate & Services segment.

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

As a result, management also uses the non-GAAP financial measures of Economic Earnings and Economic Earnings Per Share when evaluating the results of operations for its operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of financial performance.

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; (ii) less realized gains and plus realized losses on inventory injection hedges, which relate to expected purchases of gas in storage to match the recognition of these gains and losses with the recognition of the related cost of the gas in storage in the period of withdrawal; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition, several items are excluded from Economic Earnings for the years ended December 31, 2019, 2018 and 2017, including impairment charges, the impact of pricing disputes with third parties, costs to acquire ETG and ELK, costs to prepare to exit the TSA, costs incurred and gains recognized on the sale of assets, customer credits related to the acquisition of ETG and ELK, ERIP costs, severance and other employee separation costs and the impact of Tax Reform. See (A)-(H) in the table below.

Economic Earnings is a significant financial measure used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of derivative instruments on the related transactions, contractual arrangements and other events that management believes make period to period comparisons of SJI's operations difficult or potentially confusing. Specifically regarding derivatives, we believe that this financial measure indicates to investors the profitability of the entire derivative-related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. We believe that considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for 2019 decreased $13.2 million, or 11.4%, to $103.0 million compared to 2018. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the wholesale energy operations at SJRG decreased $34.9 million to $8.7 million, primarily due to lower margins on daily energy trading activities and an overall decrease in sales due to colder weather experienced in the first quarter of 2018 as compared to a warmer winter in 2019.

•SJI had an increase of $15.8 million in financing and interest costs during 2019 compared with 2018. These costs are related to debt that was entered into during the second quarter of 2018 in order to finance the Acquisition. These costs are recorded in the Corporate & Services segment.

•The combined Economic Earnings contribution from ETG and ELK gas utility operations increased $29.1 million to $34.9 million, primarily due to SJI consolidating the accounts of ETG and ELK for all twelve months in 2019 compared to only the last six months of 2018. This was partially offset with interest charges related to debt held by ETG during 2019 (see Note 14 to the consolidated financial statements).

•The Economic Earnings contribution from gas utility operations at SJG increased $4.5 million to $87.4 million, primarily due to customer growth and the roll-in of AIRP II investments. SJG's CIP mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer, also contributed to the comparative period increase. These were partially offset with an increase in maintenance and depreciation expenses during 2019 compared with 2018 as discussed under "Other Operating Expenses-All Segments" below..

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands, except per share data):

	2019	2018	2017

Income (Loss) from Continuing Operations	$77,189	$17,903	$(3,404)
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	14,546	(35,846)	14,226
Realized Losses on Inventory Injection Hedges	—	—	332
Loss on Property, Plant and Equipment (A)	10,745	105,280	91,299
Net Losses from Legal Proceedings (B)	2,336	5,910	56,075
Acquisition/Sale Costs (C)	3,468	34,674	19,564
Customer Credits (D)	—	15,333	—
ERIP and OPEB (E)	—	6,733	—
Other (F)	4,179	—	2,227
Income Taxes (G)	(9,423)	(33,753)	(70,834)
Additional Tax Adjustments (H)	—	—	(11,420)

Economic Earnings	$103,040	$116,234	$98,065

Earnings (Loss) per Share from Continuing Operations	$0.84	$0.21	$(0.04)
Minus/Plus:
Unrealized Mark-to-Market Losses (Gains) on Derivatives	0.16	(0.42)	0.18
Loss on Property, Plant and Equipment (A)	0.12	1.24	1.14
Net Losses from Legal Proceedings (B)	0.02	0.07	0.70
Acquisition/Sale Costs (C)	0.04	0.41	0.25
Customer Credits (D)	—	0.18	—
ERIP and OPEB (E)	—	0.08	—
Other (F)	0.04	—	0.03
Income Taxes (G)	(0.10)	(0.39)	(0.89)
Additional Tax Adjustments (H)	—	—	(0.14)

Economic Earnings per Share	$1.12	$1.38	$1.23

The effect of derivative instruments not designated as hedging instruments under GAAP in the statements of consolidated income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2019	2018	2017
(Losses) gains on energy-related commodity contracts	$(11,748)	$34,509	$(13,667)
(Losses) gains on interest rate contracts	(2,798)	1,337	(677)
Total before income taxes	(14,546)	35,846	(14,344)
Unrealized mark-to-market gains on derivatives held by affiliated companies, before taxes	—	—	118
Total unrealized mark-to-market (losses) gains on derivatives	(14,546)	35,846	(14,226)
Realized losses on inventory injection hedges	—	—	(332)
Loss on Property, Plant and Equipment (A)	(10,745)	(105,280)	(91,299)
Net Losses from Legal Proceedings (B)	(2,336)	(5,910)	(56,075)
Acquisition/Sale Costs (C)	(3,468)	(34,674)	(19,564)
Customer Credits (D)	—	(15,333)	—
ERIP and OPEB (E)	—	(6,733)
Other (F)	(4,179)	—	(2,227)
Income Taxes (G)	9,423	33,753	70,834
Additional Tax Adjustments (H)	—	—	11,420
Total reconciling items between (losses) income from continuing operations and Economic Earnings	$(25,851)	$(98,331)	$(101,469)

(A) Represents impairment charges taken as follows: in 2019 on solar generating facilities along with the agreement to sell MTF and ACB, which were both driven by the expected purchase prices being less than the carrying value of the assets; in 2018 on solar generating facilities, which was also primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, along with LFGTE assets, which was primarily driven by the remaining carrying value of these assets no longer being recoverable; and in 2017 on solar generating facilities, LFGTE long-lived assets, LFGTE intangible assets related to customer relationships, and goodwill.

(B) Represents net losses from three separate legal proceedings: (a) charges in 2017, 2018 and 2019, including interest, legal fees and the realized difference in the market value of the commodity (including financial hedges) resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014; (b) a charge in 2017, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract; and (c) a gain taken in 2017 resulting from a favorable FERC decision, including interest, over a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period.

(C) Represents costs incurred on the agreement to acquire the assets of ETG and ELK, including legal, consulting and other professional fees, and costs incurred to prepare to exit the TSA. Also included here are costs incurred on the sales of solar projects and the retail gas business of SJE, partially offset by gains recorded on the sale of solar assets and sales of certain SRECs.

(D) Represents credits to ETG and ELK customers that were required as part of the Acquisition.

(E) Represents costs incurred on the Company's ERIP as well as the benefit of amending the Company's OPEB.

(F) Represents severance and other employee separation costs taken in 2019. Included in this amount in 2017 are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL.

(G) Determined using a combined average statutory tax rate of approximately 26%, 25% and 39% for 2019, 2018 and 2017, respectively.

(H) Represents one-time tax adjustments, most notably for Tax Reform.

SJI Utilities:

SJG Utility Operations - The following tables summarize the composition of SJG utility operations operating revenues and Utility Margin for the years ended December 31 (in thousands, except for customer and degree day data):

	2019		2018		2017

Utility Operating Revenues:
Firm Sales-
Residential	$346,020	61%	$316,593	58%	$269,721	52%
Commercial	76,031	13%	68,286	13%	61,514	12%
Industrial	3,833	1%	4,630	1%	4,235	1%
Cogeneration and Electric Generation	3,854	1%	9,706	2%	5,519	1%
Firm Transportation -
Residential	10,626	2%	12,614	2%	14,162	3%
Commercial	37,805	7%	37,764	7%	34,986	7%
Industrial	24,063	4%	23,993	4%	20,576	4%
Cogeneration and Electric Generation	6,138	1%	4,595	1%	4,360	1%
Total Firm Revenues	508,370	90%	478,181	88%	415,073	81%

Interruptible Sales	63	—	349	—	25	—
Interruptible Transportation	1,223	—	1,178	—	867	—
Off-System Sales	51,787	9%	59,157	11%	92,376	18%
Capacity Release	6,550	1%	7,963	1%	7,695	1%
Other	1,233	—%	1,172	—%	1,218	—%
	569,226	100%	548,000	100%	517,254	100%
Less: Intercompany Sales	5,433		6,192		4,772
Total Utility Operating Revenues	563,793		541,808		512,482

Less:
Cost of Sales - Utility	211,344		209,649		204,432
Less: Intercompany Cost of Sales	5,433		6,192		4,772
Total Cost of Sales - Utility (Excluding Depreciation)	205,911		203,457		199,660
Conservation Recoveries *	13,689		14,136		7,003
RAC recoveries *	21,553		17,099		11,014
EET Recoveries*	3,304		1,772		1,284
Revenue Taxes	1,452		1,074		1,162
Utility Margin**	$317,884		$304,270		$292,359

Utility Margin:
Residential	$213,787	65%	$213,026	70%	$180,106	62%
Commercial and Industrial	90,489	29%	89,172	29%	76,491	26%
Cogeneration and Electric Generation	4,896	2%	4,975	1%	4,762	1%
Interruptible	88	—	105	—	63	—
Off-system Sales & Capacity Release	3,333	1%	4,434	2%	5,051	2%
Other Revenues	1,646	—%	1,942	1%	2,107	1%
Margin Before Weather Normalization & Decoupling	314,239	97%	313,654	103%	268,580	92%
CIP mechanism	(844)	1%	(12,382)	(4)%	20,062	7%
EET mechanism	4,489	2%	2,998	1%	3,717	1%
Utility Margin**	$317,884	100%	$304,270	100%	$292,359	100%

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.
** Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - SJG Utility Operations 2019 vs. 2018 - Revenues increased $21.2 million, or 3.9%, during 2019 compared with 2018. Excluding intercompany transactions, revenues increased $22.0 million, or 4.0%, during 2019 compared with 2018.

The main driver for the increased revenue was higher firm sales primarily due to customer growth and the roll-in of AIRP II investments. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Partially offsetting these increases was the impact of decreased OSS and capacity release sales, which was primarily due to fluctuations in commodity pricing and capacity values during the period. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return the majority of the profits of such activity to its ratepayers.

Utility Margin - SJG Utility Operations 2019 vs. 2018 - Management uses Utility Margin, a non-GAAP financial measure, when evaluating the operating results of SJG. Utility Margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that Utility Margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through SJG’s BGSS clause. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Margin increased $13.6 million, or 4.5%, during 2019 compared with 2018. The twelve-month comparative period increase is primarily due to customer growth and the roll-in of AIRP II investments. Also contributing to the comparative period increase was the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above, the CIP mechanism increased Utility Margin in 2019 compared with 2018 primarily due to variation in customer usage compared to the prior year.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the twelve months ended December 31, 2019 and for the post-Acquisition period during 2018, which was July 1, 2018 through December 31, 2018 ("post-Acquisition period") (in thousands, except for degree day data):

Utility Operating Revenues:	Twelve Months Ended December 31, 2019	July 1, 2018 through December 31, 2018
Firm & Interruptible Sales -
Residential	$211,639	$80,215
Commercial & Industrial	66,769	26,784
Firm & Interruptible Transportation -
Residential	1,632	508
Commercial & Industrial	34,846	15,148
Other	10,242	2,949
Total Firm & Interruptible Revenues	325,128	125,604
Less:
Total Cost of Sales - Utility (Excluding depreciation)	141,269	53,491
Regulatory Rider Expenses*	7,989	2,068
Utility Margin**	$175,870	$70,045

Utility Margin:
Residential	$110,519	$43,293
Commercial & Industrial	63,605	26,034
Regulatory Rider Expenses*	1,746	718
Utility Margin**	$175,870	$70,045

Degree Days	4,672	1,724

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on ETG's financial results.

**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" above. The definition of Utility Margin is the same for SJG, ETG and ELK utility operations.

ETG consists of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey. ETG's operating revenues of $325.1 million and $125.6 million for the year ended December 31, 2019 and the post-Acquisition period of 2018, respectively, consist of firm sales and transportation, as well as interruptible sales and transportation. ETG does not have any off-system sales. The Utility Margin at ETG of $175.9 million and $70.0 million for the year ended December 31, 2019 and the post-Acquisition period of 2018, respectively, is considered a non-GAAP measure and calculated the same as SJG as discussed under "Utility Margin" above.

ELK Utility Operations - The activities of ELK utility operations are not material to SJI's financial results.

Operating Revenues - Energy Group 2019 vs. 2018 - Combined revenues for Energy Group, net of intercompany transactions, decreased $221.8 million, or 24.5%, to $683.0 million, in 2019 compared with 2018. The significant drivers for the overall change were as follows:

Revenues from wholesale energy operations at SJRG, net of intercompany transactions, decreased $27.8 million to $607.0 million for 2019 compared with 2018. This decrease was primarily due to an overall decrease in sales due to cold weather experienced in the first quarter of 2018 as compared to a warmer winter in 2019. Also contributing to the overall comparative period decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $43.9 million in 2019 compared with 2018. Partially offsetting these decreases was revenue earned on gas supply contracts with electric generation facilities, including three that began operations in late 2018 or in the first quarter of 2019.

The retail gas operations at SJE were sold November 30, 2018. As a result, the Company recorded no revenues from this business in 2019, as compared to revenues, net of intercompany transactions, of $98.6 million in 2018.

Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $95.3 million, or 55.7%, to $75.9 million for 2019 compared with 2018, primarily due to lower average LMP per megawatt hour and lower overall sales volumes. Also contributing to the comparative period decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $3.1 million in 2019 compared with 2018.

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

Operating Revenues - Energy Services 2019 vs. 2018 - Combined revenues for Energy Services, net of intercompany transactions, decreased $17.7 million, or 26.9%, to $48.1 million in 2019 compared with 2018. The significant drivers for the overall change were as follows:

Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $17.8 million, or 27.9%, to$46.1 million in 2019 compared with 2018. Excluding intercompany transactions, revenues from on-site energy production at Marina decreased $23.6 million in 2019 compared with 2018. These decreases were primarily due to less SREC revenue in 2019 compared to the prior year as a result of the sale of solar assets to a third party buyer (see Note 1 to the consolidated financial statements).

The change in revenues from appliance service operations at SJESP for 2019 compared with 2018 was not significant.

Gross Margin - Energy Group & Energy Services - Gross margin for the Energy Group and Energy Services businesses is a GAAP measure and is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the statements of consolidated income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the statements of consolidated income.

Gross margin is broken out between Energy Group and Energy Services below, which are each comprised of a group of segments as described in Note 8 to the consolidated financial statements.

Gross Margin - Energy Group 2019 vs. 2018 - Combined gross margins for Energy Group decreased $99.1 million to $9.7 million for 2019 compared with 2018. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG decreased $89.7 million to $11.2 million for 2019 compared to 2018, primarily due to a $43.9 million decrease resulting from the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings, along with lower margins on daily energy trading activities and an overall decrease in sales due to a warmer winter in 2019 compared to 2018.

We expect the wholesale energy operations at SJRG to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2019, the wholesale energy operations had 5.4 MMdts of storage and 503,291 dts/day of transportation under contract.

•The retail gas operations at SJE were sold November 30, 2018. As a result, the Company recorded no margin from this business during 2019, as compared to $4.7 million for 2018.

•Gross margin from SJE’s retail electric operations decreased $4.7 million to a loss of $1.5 million in 2019 compared with 2018, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $3.1 million in 2019 compared with 2018. Also contributing to the comparative period decreases is overall lower sales volumes.

Gross Margin - Energy Services 2019 vs. 2018 - Combined gross margins for Energy Services decreased $24.2 million to $41.0 million for 2019 compared with 2018. The significant drivers for the overall change were as follows:

•Gross margin from on-site energy production at Marina decreased $24.3 million to $39.0 million in 2019 compared with 2018, primarily due to less SREC revenue in 2019 compared to the prior year as a result of the sale of solar assets to a third party buyer (see Note 1 to the consolidated financial statements).

•The change in gross margin from appliance service operations at SJESP in 2019 compared with 2018 was not significant.

Operations Expense - All Segments - A summary of net changes in operations expense follows (in thousands):

	2019 vs. 2018	2018 vs. 2017
SJI Utilities:
SJG Utility Operations	$(4,282)	$16,316
ETG Utility Operations	23,681	52,070
ELK Utility Operations	812	1,218
Subtotal SJI Utilities	20,211	69,604
Energy Group:
Wholesale Energy Operations	(2,080)	(1,560)
Retail Gas and Other Operations	(12,272)	1,705
Retail Electric Operations	1,148	(452)
Subtotal Energy Group	(13,204)	(307)
Energy Services:
On-Site Energy Production	(8,633)	9,432
Appliance Service Operations	(210)	(2,227)
Subtotal Energy Services	(8,843)	7,205
Midstream	(138)	291
Corporate & Services and Intercompany Eliminations	(16,136)	10,302
Total Operations Expense	$(18,110)	$87,095

Operations - In connection with the Acquisition, SJI consolidated the accounts of ETG and ELK utility operations beginning July 1, 2018 (see Note 20 to the consolidated financial statements), contributing an increase to Operations Expense of $36.9 million for the first six months of 2019. This increase to Operations Expense for the first six months of 2019 was partially offset by a $12.4 million decrease in Operations Expense at ETG and ELK for the last six months of 2019 compared with the same period in 2018, which was primarily due to credits issued to ETG customers during the last six months of 2018 that were required as part of the Acquisition.

SJG utility operations expense decreased $4.3 million in 2019 compared with 2018. The decrease was primarily due to the operations of SJG’s CLEP and EEP, which experienced an aggregate net decrease. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during 2019 compared with 2018. Partially offsetting this decrease were higher expenses in various areas, including those associated with corporate support, governance and compliance costs.

Combined operations expense for the Energy Group and Energy Services areas of business decreased $22.0 million in 2019 compared with 2018, primarily due to the following:

•Consulting and legal costs related to the sale of Marina's solar assets to a third-party buyer that were incurred in 2018 did not recur in 2019 (see Note 1 to the consolidated financial statements)
•No expenses at the retail gas segment during 2019 resulting from the sale of the SJE gas business during the fourth quarter of 2018 (see Note 1 to the consolidated financial statements)
•Lower legal fees incurred at the wholesale energy operations at SJRG from an unfavorable court ruling related to a pricing dispute between SJRG and a supplier that was resolved in 2019 (see Note 15 to the consolidated financial statements).

The Corporate & Services segment had a $16.1 million decrease in Operations Expense during 2019 compared with 2018, primarily due to the Company incurring less legal, consulting and other professional fees related to the Acquisition than the prior year period, as the costs incurred in 2018 were to finalize the Acquisition (see Note 1 to the consolidated financial statements). Also contributing to the decrease were costs associated with the ERIP recorded during 2018 that did not recur in 2019. These decreases were partially offset with costs incurred during 2019 to prepare to exit the TSA, along with intercompany eliminations.

Other Operating Expenses - All Segments - A summary of changes in other consolidated operating expenses (in thousands):

	2019 vs. 2018	2018 vs. 2017
Impairment Charges	$(94,535)	$13,981
Maintenance	$5,179	12,435
Depreciation	$3,030	(3,995)
Energy and Other Taxes	$2,459	3,050
Net Gain on Sales of Assets	$12,246	(15,379)

Impairment Charges - Marina incurred approximately $10.8 million of impairment charges during 2019 related to the expected purchase price of two of the unsold solar sites being less than their carrying value, along with charges resulting from the purchase price in the agreement to sell MTF and ACB being less than its carrying value (see Note 1 to the consolidated financial statements). Marina incurred approximately $105.3 million of impairment charges on solar generating facilities and LFGTE assets in 2018, which were driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, along with the carrying value of LFGTE assets no longer being recoverable (see Note 1 to the consolidated financial statements). These impairment charges were recorded in the On-Site Energy Production segment.

Maintenance Expense - Maintenance expense increased $5.2 million in 2019 compared with 2018. This was primarily due to SJI consolidating the accounts of ETG and ELK gas utility operations for the first six months of 2019, which included $3.8 million of maintenance expense during that period, with no corresponding maintenance expense during the first six months of 2018. Also contributing was increased maintenance of services activity and higher levels of RAC amortization, both at SJG. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues.

Depreciation Expense - Depreciation expense increased $3.0 million in 2019 compared with 2018, primarily due to the impact of consolidating the accounts of ETG and ELK gas utility operations for the first six months of 2019, along with increased investment in property, plant and equipment by the gas utility operations of SJG and ETG. This was partially offset by reduced depreciation expense at Marina as a result of the solar assets being classified as held for sale as of June 27, 2018 (see Note 1 to the consolidated financial statements).

Energy and Other Taxes - Energy and other taxes increased $2.5 million in 2019 compared with 2018, which was primarily due to SJI consolidating the accounts of ETG and ELK for all twelve months in 2019 compared to only the last six months of 2018.

Net Gain on Sales of Assets - During 2019, the Company recognized $3.1 million in net gains on the sale of assets related to solar project sales, with these gains pertaining to those projects that were not impaired as discussed above. During 2018, the Company recognized net gains on the sale of assets of $15.4 million, which includes gains on the sale of solar assets of $17.6 million, with these gains pertaining to those projects that were not impaired as discussed above, partially offset with a loss incurred on the sale of the retail gas operations at SJE of $2.2 million. See Note 1 to the consolidated financial statements.

Other Income and Expense - The change in other income and expense in 2019 compared with the prior year was not significant.

Interest Charges - Interest charges increased $24.2 million in 2019 compared with 2018 primarily due to interest incurred on long-term debt that was entered into in 2018 to finance the Acquisition.

Income Taxes - Income tax expense increased $20.5 million in 2019 compared with 2018 primarily due to the increase in income before income taxes in 2019 compared with the prior year.

Equity in Earnings of Affiliated Companies - The change in equity in earnings of affiliated companies in 2019 compared with the prior year was not significant.

Discontinued Operations - The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

For information on the changes in liquidity and capital resources from 2018 compared to 2017, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $121.1 million, $143.6 million and $190.3 million in 2019, 2018 and 2017, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in 2019 produced less net cash than 2018 primarily due to cash payments related to a legal proceeding of a pricing dispute during the third quarter of 2019 (see Note 15 to the consolidated financial statements). This decrease was partially offset by higher collections from customers at the Utilities, customer growth, and lower costs experienced at SJG for environmental remediations.

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects along with the impacts from the Acquisition, for 2019, 2018 and 2017 amounted to $477.6 million, $1.79 billion and $287.3 million, respectively. The higher amount of net cash outflows from investing activities for 2018 was due to cash paid for the Acquisition (see Note 20 to the consolidated financial statements). We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for 2020, 2021 and 2022 to be approximately $533.4 million, $801.8 million and $859.1 million, respectively.  The higher level of investing activities for 2020, 2021 and 2022 is due to the accelerated infrastructure investment programs at SJG, future capital expenditures at ETG, and projected investment in PennEast in 2021 and 2022. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other key investing activities of SJI during 2019, 2018 and 2017 were as follows:
•SJI received approximately $26.8 million and $310.6 million in 2019 and 2018, respectively, from the sale of certain solar assets along with the sale of SJE's retail gas operations (2018). See Note 1 to the consolidated financial statements.
•In 2019, SJI received $15.6 million as an adjustment to the purchase price related to the Acquisition. See Note 20 to the consolidated financial statements.
•In 2019, SJI paid $4.0 million to acquire AEP. See Note 20 to the consolidated financial statements.
•In 2019, SJI received $1.7 million in insurance proceeds.
•SJI made net investments in unconsolidated affiliates of $8.3 million, $6.6 million and $32.1 million 2019, 2018 and 2017, respectively.
•In 2018, SJI paid $11.3 million to enter into a new asset management agreement. See Note 1 to the consolidated financial statements.
•During 2017, SJI received approximately $3.1 million related to the sale of real estate. SJI recognized an after-tax gain on this sale of approximately $1.7 million.
•During 2017, SJI made an incremental $7.5 million payment above the prior year to fund company-owned life insurance.
•During 2017, SJI received the remaining balance in connection with an outstanding note receivable with a third party. Cash proceeds received in 2017 were $22.9 million.

Cash Flows from Financing Activities - Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of December 31, 2019 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$432,600	(A)	$67,400	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2020
Term Loan Credit Agreement	100,000	100,000		—	September 2020

Total SJI	650,000	582,600		67,400

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	172,100	(B)	27,900	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2020

Total SJG	210,000	172,100		37,900

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	105,300	(C)	94,700	June 2021

Total	$1,060,000	$860,000		$200,000

(A) Includes letters of credit outstanding in the amount of $9.5 million.
(B) Includes letters of credit outstanding in the amount of $0.8 million.
(C) Includes letters of credit outstanding in the amount of $1.0 million.

For SJI, the $860.0 million of usage in the table above, less the letters of credit noted in (A)-(C), equal the $848.7 million recorded as Notes Payable on the consolidated balance sheet as of December 31, 2019. For SJG, the $172.1 million of usage in the table above, less the letters of credit noted in (B), equal the $171.3 million recorded as Notes Payable on the balance sheet as of December 31, 2019.

SJI (as a guarantor to ELK's obligation under this revolving credit agreement), ETG and ELK (as Borrowers) have a $200.0 million revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($190.0 million for ETG; $10.0 million for ELK, which was amended during 2019 pursuant to Section 2.03(b) of the Second Amendment to Two-Year Revolving Credit Agreement and Extension Agreement), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at December 31, 2019. In June 2019, this revolving credit agreement was amended to add SJIU as an additional Borrower and to extend the termination date from June 2020 to June 2021.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of December 31, 2019. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (which includes SJG and ETG/ELK), which changes daily, was 2.67%, 3.32% and 2.46% at December 31, 2019, 2018 and 2017, respectively.  SJG's weighted average interest rate on these borrowings, which changes daily, was 1.99%, 2.96% and 1.88% at December 31, 2019, 2018 and 2017, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the years ended December 31, 2019 and 2018 were $560.2 million and $265.5 million, respectively. The maximum amounts outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the years ended December 31, 2019 and 2018 were $907.5 million and $497.0 million respectively.

SJG's average borrowings outstanding under its credit facilities, not including letters of credit, during the years ended December 31, 2019 and 2018 were $113.3 million and $86.0 million, respectively. The maximum amount outstanding under its credit facilities, not including letters of credit, during the years ended December 31, 2019 and 2018 were $196.5 million and $177.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

The SJI and the Utilities principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of December 31, 2019. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of December 31, 2019.

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

Other Financing Activity - 2019

Proceeds from the Sale of Common Stock

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

Debt Issuances:

SJI offered and sold $200.0 million aggregate principal amount of the Company's 5.625% Junior Subordinated Notes due 2079. The total net cash proceeds, inclusive of a debt discount of $5.3 million, were $194.7 million.

ETG entered into a Bond Purchase Agreement and issued First Mortgage Bonds, Series 2019A-1 through Series 2019A-4, in the aggregate principal amount of $145.0 million. See Note 14 to the consolidated financial statements.

As of December 31, 2019, SJG borrowed $400.0 million on its term loan credit agreement (the “Credit Agreement”), including borrowing the remaining $90.0 million (which was available as of December 31, 2018) in 2019. Under the Credit Agreement, the Company had the ability to borrow up to an aggregate of $400.0 million from time to time until October 26, 2019. All loans under the Credit Agreement become due and payable on April 26, 2020.

Debt Repayments:

SJI repaid $475.0 million aggregate principal amount outstanding on its Floating Rate Senior Notes, Series 2018D.

SJI paid off the following: $60.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-1; $40.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-1; $30.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-2; $50.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-3; and $60.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-2.

SJG retired $10.0 million of 5.587% MTN's.

SJG paid $8.0 million in November 2019 that was due on its 4.01% MTN's,

SJG makes payments of $0.9 million annually through December 2025 toward the principal amount of 3.63% MTN's, including a payment made in 2019.

Other Financing Activity -2018:

Proceeds from the Issuance of Equity:

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

In the second quarter of 2018, SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. The net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the consolidated balance sheets.

Debt Issuances and Repayments:

In 2018, SJI issued the following MTN's: (a) $25.0 million aggregate principal amount of 3.32% Senior Notes, Series 2017A-2, due January 2025 and (b) $25.0 million aggregate principal amount of 3.56% Senior Notes, Series 2017B-2, due January 2028.

In 2018, SJI issued senior unsecured notes as follows: (a) $90.0 million aggregate principal amount of 3.18% Senior Notes, Series 2018A, due April 2021; (b) $80.0 million aggregate principal amount of 3.82% Senior Notes, Series 2018B, due 2028; and (c) $80.0 million aggregate principal amount of 3.92% Senior Notes, Series 2018C, due 2030.
In 2018, the Company issued an aggregate of $475.0 million of Floating Rate Senior Notes, Series 2018D, due 2019 on the one-year anniversary of the date of initial issuance. These notes were repaid during 2019.

In 2018, S&P downgraded SJI and SJG, from BBB+ with a negative outlook to BBB with a stable outlook. S&P had revised the outlook for both SJI and SJG from stable to negative after the announcement of the Acquisition in October 2017. Certain of SJI's and SJG's credit agreements are ratings-based so a downgrade could adversely impact the cost of future borrowings. The Company does not believe that the downgrade will negatively impact our ability to refinance any of our debt.

In 2018, SJG entered into an unsecured, $400.0 million term loan credit agreement (the “Credit Agreement”), under which SJG can borrow up to an aggregate of $400.0 million until October 2019. All loans under the Credit Agreement become due and payable in April 2020. Any amounts repaid prior to the maturity date cannot be reborrowed.

In 2018, ETG issued $530.0 million aggregate principal amount of its First Mortgage Bonds, Series 2018A, which were issued in five Tranches (see Note 14 to the consolidated financial statements). The proceeds from the sale of these bonds were used to repay short-term indebtedness under a previous $530.0 million, 364-day term loan credit agreement dated as of June 26, 2018, which was entered into to help fund the Acquisition. Prior to repayment, the term loans bore interest at a variable base rate or a variable LIBOR at the election of the Company.

In 2018, SJG redeemed $8.0 million of 4.01% MTNs.

CURRENT PORTION OF LONG-TERM DEBT & SHORT-TERM BORROWINGS - The Company has $467.9 million of long-term debt that is due within one year, along with $848.7 million of notes payable which includes borrowings under the commercial paper program (see Note 13 to the consolidated financial statements). SJI expects to reduce its debt and notes payable over the next twelve months using cash provided from the sale of MTF/ACB and ELK as discussed above, along with the sale of the remaining solar assets. The remaining portion of long-term debt that is due within one year is expected to be paid by utilizing funds provided from refinancing activity and from the Company's revolving credit facilities.

DRP - SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2019, 2018 or 2017. SJI does not intend to issue equity capital via the DRP in 2020.

CAPITAL STRUCTURE - SJI's capital structure was as follows:

	As of December 31,
	2019	2018
Equity	29.6%	28.9%
Long-Term Debt	52.8%	64.9%
Short-Term Debt	17.6%	6.2%
Total	100.0%	100.0%

During 2019, 2018 and 2017, SJI paid quarterly dividends to its common shareholders. SJI has paid dividends on its common stock for 68 consecutive years and has increased that dividend each year for the last 21 years. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL REMEDIATION - Costs for remediation projects, net of recoveries from ratepayers, for 2019, 2018 and 2017 amounted to net cash outflows of $49.2 million, $59.3 million and $39.9 million, respectively. These include environmental remediation liabilities of ETG associated with six former manufactured gas plant sites in New Jersey which are recoverable from customers through rate mechanisms approved by the BPU. See the Contractual Cash Obligations Table below for the total expected net cash outflows for remediation projects for future years.  As discussed in Notes 10, 11 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from ratepayers.

STANDBY LETTERS OF CREDIT — See Note 15 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2019, average $102.1 million annually and total $914.8 million over the contracts' lives. Approximately 34% of the financial commitments under these contracts expire during the next five years. These contracts are included in SJI's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase 772,500 dts/d of natural gas, from various suppliers, for terms ranging from four to ten years at index-based prices.  SJG has committed to a purchase of a minimum of 15,000 dts/d and up to 70,000 dts/d, from a supplier for a term of ten years at index-based prices. Also, in 2019 SJG entered into a two-year purchase agreement with a producer delivering 5,000 dts/day at SJG’s Leidy Line for certified responsible gas from November 1, 2019 through October 31, 2021. The obligations for these purchases have not been included in the contractual obligations table below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2019 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Principal Payments on Long-Term Debt	$2,568,855	$467,909	$471,493	$105,168	$1,524,285
Interest on Long-Term Debt	1,704,661	99,347	165,514	152,252	1,287,548
Construction Obligations	267,522	267,522	—	—	—
Operating Leases	1,926	1,209	566	46	105
Commodity Supply Purchase Obligations	1,756,172	576,117	445,865	207,764	526,426
Environmental Remediation Costs	232,885	43,849	84,838	76,896	27,302
New Jersey Clean Energy Program	21,440	21,440	—	—	—
Other Purchase Obligations	1,875	1,875	—	—	—
Total Contractual Cash Obligations	$6,555,336	$1,479,268	$1,168,276	$542,126	$3,365,666

Long-Term Debt in the table above does not include unamortized debt issuance costs of $25.5 million and unamortized debt discounts of $5.3 million, which are recorded as an offset to Long-Term Debt on the consolidated balance sheets.

Interest on long-term debt in the table above includes the related interest obligations through maturity on all outstanding long-term debt.  Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI did not make contributions to its employee pension plans in 2019. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

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

As of December 31, 2019, SJI had issued $11.3 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

In April 2018, SJI entered into various agreements relating to public offerings. See "Liquidity and Capital Resources."

NOTES RECEIVABLE-AFFILIATES - As of December 31, 2019 and 2018, the outstanding balance of Notes Receivable – Affiliates was $18.1 million and $15.2 million, respectively. These Notes Receivable-Affiliates are comprised of:

•$13.1 million and $13.6 million, respectively, of notes related to Energenic, which are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. As of December 31, 2019 and 2018, $4.4 million and $3.4 million, respectively, of interest has been accrued and is recorded in Accounts Receivable on the consolidated balance sheets. No payments have been made on this note as of December 31, 2019.

•The remaining $5.0 million and $1.6 million, respectively, of notes are unsecured and accrue interest at variable rates.

LITIGATION - SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. Neither SJI nor SJG can make any assurance as to the outcome of any of these actions but, based on an analysis of these claims and consultation with outside counsel, we do not believe that any of these claims, other than those described in Note 15 to the consolidated financial statements, are reasonably likely to have a material impact on the business or financial statements of SJI or SJG. See Note 15 to the consolidated financial statements for more detail on these claims.

SOUTH JERSEY GAS COMPANY

This section of Management’s Discussion focuses on SJG for the reported periods. In many cases, explanations and disclosures for both SJI and SJG are substantially the same or specific disclosures for SJG are included in the Management's Discussion for SJI.

RESULTS OF OPERATIONS:

For information on the changes in SJG's results of operations from 2018 compared to 2017, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table summarizes the composition of selected gas utility throughput for the years ended December 31, (in thousands, except for degree day data):

	December 31, 2019		December 31, 2018		December 31, 2017
Utility Throughput - dts:
Firm Sales -
Residential	24,856	15%	25,424	16%	22,107	15%
Commercial	6,485	4%	6,037	4%	5,294	3%
Industrial	373	—	434	—	422	—
Cogeneration and Electric Generation	952	1%	2,384	1%	1,300	1%
Firm Transportation -
Residential	1,174	1%	1,504	1%	1,635	1%
Commercial	6,284	4%	6,978	4%	6,422	4%
Industrial	9,803	6%	10,278	6%	10,894	7%
Cogeneration and Electric Generation	5,682	3%	5,113	3%	6,199	4%
Total Firm Throughput	55,609	34%	58,152	35%	54,273	35%

Interruptible Sales	6	—	28	—	3	—
Interruptible Transportation	1,062	1%	1,039	1%	1,140	1%
Off-System	14,731	9%	13,582	9%	25,560	17%
Capacity Release	91,520	56%	86,249	55%	70,315	47%

Total Throughput - Utility	162,928	100%	159,050	100%	151,291	100%

Number of Customers at Year End:
Residential	370,693	93%	365,009	93%	358,026	93%
Commercial	25,985	7%	25,657	7%	25,184	7%
Industrial	412	—	426	—	423	—

Total Customers	397,090	100%	391,092	100%	383,633	100%

Annual Degree Days*	4,482		4,602		4,272
*Each day, each degree of average daily temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Annual degree-days is the sum of the daily totals.

Throughput - Gas Utility Operations 2019 vs. 2018 - Total gas throughput increased 3.9 MMdts, or 2.4%, in 2019 compared with 2018, primarily due to increases in capacity release, which was due to warmer than normal weather which created less demand from SJG's rate payers and left more open capacity available for OSS and releases. In addition to the lower demand, the increase is the result of specific segmented releases on the Transco pipeline which were lower in 2018 compared to 2019.

Operating Revenues & Utility Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2019 vs. 2018	2018 vs. 2017
Operations	(4,282)	$3,383
Maintenance	2,157	$2,178
Depreciation	6,210	$6,455
Energy and Other Taxes	640	$109

Operations - See SJI's Management Discussion section above.

Maintenance - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $6.2 million and $6.5 million in 2019 and 2018, respectively, compared with the prior year primarily due to continuing investment in utility plant.  The increased spending in recent years is a direct result of New Jersey's infrastructure improvement efforts, which included the approval of SJG’s AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes in 2019 and 2018 compared with prior years was not significant.

Other Income and Expense - The changes in Other Income and Expense in 2019 and 2018 compared with prior years was not significant.

Interest Charges – Interest charges increased $3.6 million and $3.3 million in 2019 compared with 2018, primarily due to higher amounts of long-term debt outstanding (see Note 14 to the consolidated financial statements).

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Changes for the year ended December 31, 2018 were also impacted by Tax Reform.

LIQUIDITY AND CAPITAL RESOURCES:

For information on the changes in SJG's liquidity and capital resources from 2018 compared to 2017, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $131.7 million, $113.0 million and $106.7 million for the years ended 2019, 2018 and 2017, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.

Operating activities in 2019 produced more net cash than 2018 primarily due to customer growth, higher collections from customers, and lower costs for environmental remediations. This was partially offset with a cash payment related to a legal proceeding of a pricing dispute during the third quarter of 2019 (see Note 15 to the consolidated financial statements).

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2020, 2021 and 2022 to be approximately $294.8 million, $409.0 million and $577.1 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

SJG declared and paid cash dividends of $20.0 million in 2017 to SJI. Cash dividends were not declared or paid by SJG to SJI in 2019 or 2018. SJG received a $40.0 million equity contribution from SJI in 2017; there was no equity contribution to SJG in 2019 or 2018. Future equity contributions will occur on an as needed basis.

For information on other financing activities at SJG, see the SJI Management & Discussion Analysis above.

Capital Structure - SJG’s capital structure was as follows:

	As of December 31,
	2019	2018
Common Equity	49.0%	50.2%
Long-Term Debt	43.3%	44.5%
Short-Term Debt	7.7%	5.3%
Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:
Costs for remediation projects, net of recoveries from ratepayers, for 2019, 2018 and 2017, amounted to net cash outflows of $42.7 million, $53.7 million and $39.9 million, respectively. See the Contractual Cash Obligations Table below for the total expected net cash outflows for remediation projects for future years. As discussed in Notes 10, 11 and 15 to the consolidated financial statements, environmental remediation costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of December 31, 2019, averaged $82.9 million annually and totaled $453.8 million over the contracts’ lives.  Approximately 31% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

See SJI’s Contractual Obligations discussion related to SJG’s long-term contracts for natural gas supplies which are not included in the table below.

The following table summarizes SJG's contractual cash obligations and their applicable payment due dates as of December 31, 2019 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$971,355	$417,909	$58,993	$80,168	$414,285
Interest on Long-Term Debt	202,890	24,464	40,202	35,280	102,944
Commodity Supply Purchase Obligations	477,065	100,414	150,188	58,591	167,872
Environmental Remediation Costs	131,262	29,569	38,956	49,283	13,454
Construction Obligations	230,353	230,353	—	—	—
Operating Leases	346	153	60	31	102
New Jersey Clean Energy Program	10,273	10,273	—	—	—
Other Purchase Obligations	1,875	1,875	—	—	—

Total Contractual Cash Obligations	$2,025,419	$815,010	$288,399	$223,353	$698,657

Long-Term Debt in the table above does not include unamortized debt issuance costs of $6.3 million, which are recorded as an offset to Long-Term Debt on the balance sheets.

Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments.

SJG did not make a pension plan contribution in 2019. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded net pre-tax gains (losses) on these contracts of $(11.7) million, $34.5 million and $(13.7) million in earnings during 2019, 2018 and 2017, respectively, which are included with realized gains and losses in Operating Revenues - Nonutility on the consolidated statements of income.

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2019 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$16,856	$75		$16,931

Prices provided by other external sources	13,629	3,921	291	17,841

Prices based on internal models or other valuation methods	22,407	2,777	179	25,363

Total	$52,892	$6,773	$470	$60,135

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$31,505	$2,752	$189	$34,446

Prices provided by other external sources	5,698	788	1,450	7,936

Prices based on internal models or other valuation methods	4,762	2,906	121	7,789

Total	$41,965	$6,446	$1,760	$50,171

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 47.1 MMdts with a weighted average settlement price of $2.64 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 85.0 MMdts with a weighted average settlement price of $(0.55) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 60.9 MMdts with a weighted average settlement price of $1.91 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.1 MMWh with a weighted average settlement price of $32.62 per MWh.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2019	$29,800
Contracts Settled During 2019, Net	(29,887)
Other Changes in Fair Value from Continuing and New Contracts, Net	10,051

Net Derivatives - Energy Related Assets, December 31, 2019	$9,964

As a result of the transaction to sell certain solar sites to a third party (see Note 1 to the consolidated financial statements), Marina will no longer generate SREC's on its own behalf and is no longer exposed to market risk associated with SRECs.

Interest Rate Risk - Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at December 31, 2019 was $1.30 billion and averaged $1.07 billion during 2019. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $7.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; and 2015 - 14 b.p. increase.  At December 31, 2019, our average interest rate on variable-rate debt was 3.17%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2019, the interest costs on $2.12 billion of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

As of December 31, 2019, SJI's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of December 31, 2019, SJI had approximately $15.4 million, or 25.7%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

As of December 31, 2019, SJRG had $54.2 million of Accounts Receivable under sales contracts. Of that total, 38.9% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy-trading and hedging contracts determined under the mark-to-market method as of December 31, 2019 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$11,855	$5	$—	$11,860

Prices provided by other external sources	—	—	—	—

Prices based on internal models or other valuation methods	5,049	—	—	5,049

Total	$16,904	$5	$—	$16,909

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$14,470	$95	$—	$14,565

Prices provided by other external sources	187	—	—	187

Prices based on internal models or other valuation methods	14	—	—	14

Total	$14,671	$95	$—	$14,766

Contracted volumes of SJG's NYMEX contracts are 9.7 MMdts with a weighted-average settlement price of $2.64 per dt. Contracted volumes of SJG's Basis contracts are 0.6 MMdts with a weighted-average settlement price of $0.11 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2019	$3,290
Contracts Settled During 2019, Net	(3,318)
Other Changes in Fair Value from Continuing and New Contracts, Net	2,171

Net Derivatives - Energy Related Assets, December 31, 2019	$2,143

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at December 31, 2019, was $571.3 million and averaged $446.5 million during 2019. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $3.2 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; 2015 - 20 b.p. increase. As of December 31, 2019, SJG's average interest rate on variable-rate debt was 2.94%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2019, the interest costs on $571.3 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2019	2018	2017
Operating Revenues:
Utility	$896,874	$670,715	$512,482
Nonutility	731,752	970,623	730,586
Total Operating Revenues	1,628,626	1,641,338	1,243,068
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	351,284	258,781	199,660
- Nonutility	680,683	796,627	646,567
Operations	238,752	256,862	169,767
Impairment Charges	10,745	105,280	91,299
Maintenance	37,341	32,162	19,727
Depreciation	99,753	96,723	100,718
Energy and Other Taxes	11,996	9,537	6,487
Net Gain on Sales of Assets	(3,133)	(15,379)	—
Total Operating Expenses	1,427,421	1,540,593	1,234,225
Operating Income	201,205	100,745	8,843

Other Income and Expense	4,208	2,404	11,041
Interest Charges	(114,477)	(90,296)	(54,019)
Income (Loss) Before Income Taxes	90,936	12,853	(34,135)
Income Taxes	(21,061)	(561)	24,937
Equity in Earnings of Affiliated Companies	7,314	5,611	5,794
Income (Loss) from Continuing Operations	77,189	17,903	(3,404)
Loss from Discontinued Operations - (Net of tax benefit)	(272)	(240)	(86)
Net Income (Loss)	$76,917	$17,663	$(3,490)

Basic Earnings (Loss) per Common Share:
Continuing Operations	$0.84	$0.21	$(0.04)
Discontinued Operations	—	—	—
Basic Earnings (Loss) per Common Share	$0.84	$0.21	$(0.04)

Average Shares of Common Stock Outstanding - Basic	92,130	83,693	79,541

Diluted Earnings (Loss) per Common Share:
Continuing Operations	$0.84	$0.21	$(0.04)
Discontinued Operations	—	—	—
Diluted Earnings (Loss) per Common Share	$0.84	$0.21	$(0.04)

Average Shares of Common Stock Outstanding - Diluted	92,253	84,471	79,541

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2019	2018	2017
Net Income (Loss)	$76,917	$17,663	$(3,490)

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment, net of tax of $2,539, $(3,731), and $4,106, respectively	(6,498)	10,636	(10,920)
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(11), $(12), $(988), respectively	35	34	1,536

Other Comprehensive Income (Loss) - Net of Tax	(6,463)	10,670	(9,384)

Comprehensive Income (Loss)	$70,454	$28,333	$(12,874)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows (In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net Income (Loss)	$76,917	$17,663	$(3,490)
Loss from Discontinued Operations	272	240	86
Income (Loss) from Continuing Operations	77,189	17,903	(3,404)
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Net Gain on Sales of Assets	(3,133)	(15,379)	(2,563)
Gain on Insurance Proceeds	(794)	—	—
Impairment Charges	10,745	105,280	91,299
Loss on Extinguishment of Debt	—	—	543
Depreciation and Amortization	133,385	132,914	123,486
Net Unrealized Loss (Gain) on Derivatives - Energy Related	11,748	(34,447)	13,667
Unrealized Loss (Gain) on Derivatives - Other	2,798	(1,337)	677
Provision for Losses on Accounts Receivable	10,432	7,977	6,949
CIP Receivable/Payable	922	32,523	915
Deferred Gas Costs - Net of Recoveries	9,712	(46,495)	(28,092)
Deferred SBC Costs - Net of Recoveries	695	311	(5,578)
Stock-Based Compensation Expense	5,209	4,144	4,254
Deferred and Noncurrent Income Taxes - Net	21,543	10,392	10,082
Environmental Remediation Costs - Net of Recoveries	(49,180)	(59,307)	(39,860)
Gas Plant Cost of Removal	(18,823)	(11,184)	(7,062)
Pension Contribution	—	—	(10,000)
Changes in:
Accounts Receivable	92,614	(106,283)	21
Inventories	6,177	566	5,589
Prepaid and Accrued Taxes - Net	76	13,418	(23,366)
Accounts Payable and Other Accrued Liabilities	(137,717)	114,371	58,858
Derivatives - Energy Related	6,942	5,208	899
Other Assets and Liabilities	(59,488)	(26,999)	(6,989)
Cash Flows from Discontinued Operations	—	7	(4)

Net Cash Provided by Operating Activities	121,052	143,583	190,321

Cash Flows from Investing Activities:
Capital Expenditures	(504,212)	(341,120)	(272,965)
Acquisition-related Working Capital Settlement	15,600	—	—
Cash Paid for Acquisition, Net of Cash Acquired	(3,952)	(1,740,285)	—
Cash Paid for Purchase of New Contract	—	(11,339)	—
Proceeds from Sale of Property, Plant and Equipment	26,938	310,644	3,547
Investment in Long-Term Receivables	(15,718)	(8,643)	(9,324)
Proceeds from Long-Term Receivables	10,301	9,813	9,861
Notes Receivable	—	—	22,884
Proceeds from (Purchase of) Company-Owned Life Insurance	1,694	(1,298)	(9,180)
Investment in Affiliate	(4,866)	(9,524)	(29,636)
Advances on Notes Receivable - Affiliate	(3,433)	—	(2,451)
Net Repayment of Notes Receivable - Affiliate	—	2,967	—

Net Cash Used in Investing Activities	(477,648)	(1,788,785)	(287,264)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	578,200	(75,900)	50,300
Proceeds from Issuance of Long-Term Debt	429,657	2,432,500	450,000
Payments for Issuance of Long-Term Debt	(2,744)	(21,574)	(14,204)
Principal Repayments of Long-Term Debt	(733,909)	(768,909)	(293,309)
Dividends on Common Stock	(106,938)	(94,756)	(87,308)
Net Settlement of Restricted Stock	—	(776)	(751)
Proceeds from Sale of Common Stock	189,032	173,750	—
Payments for the Issuance of Common Stock	—	(7,149)	—

Net Cash Provided by Financing Activities	353,298	1,637,186	104,728

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3,298)	(8,016)	7,785
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	31,679	39,695	31,910

Cash, Cash Equivalents and Restricted Cash at End of Year	$28,381	$31,679	$39,695

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest (Net of Amounts Capitalized)	$114,015	$84,792	$51,456
Income Taxes (Net of Refunds)	$(10,639)	$(20,004)	$(8,348)

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$54,321	$44,184	$32,253
Notes Receivable Exchanged for Accounts Payable	$—	$—	$3,841

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2019	2018
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$4,905,350	$4,341,113
Accumulated Depreciation	(843,998)	(787,243)
Nonutility Property and Equipment, at cost	25,991	152,232
Accumulated Depreciation	(13,807)	(52,629)

Property, Plant and Equipment - Net	4,073,536	3,653,473

Investments:
Available-for-Sale Securities	40	41
Restricted	21,964	1,649
Investment in Affiliates	87,087	76,122

Total Investments	109,091	77,812

Current Assets:
Cash and Cash Equivalents	6,417	30,030
Accounts Receivable	253,661	337,502
Unbilled Revenues	84,821	79,538
Provision for Uncollectibles	(19,829)	(18,842)
Notes Receivable - Affiliate	5,379	1,945
Natural Gas in Storage, average cost	54,153	60,425
Materials and Supplies, average cost	1,164	1,743
Prepaid Taxes	26,918	30,694
Derivatives - Energy Related Assets	52,892	54,021
Assets Held For Sale	143,440	59,588
Other Prepayments and Current Assets	43,492	26,548

Total Current Assets	652,508	663,192

Regulatory and Other Noncurrent Assets:
Regulatory Assets	665,932	662,969
Derivatives - Energy Related Assets	7,243	7,169
Notes Receivable - Affiliate	12,720	13,275
Contract Receivables	30,958	27,961
Goodwill	702,070	734,607
Other	111,282	116,119

Total Regulatory and Other Noncurrent Assets	1,530,205	1,562,100

Total Assets	$6,365,340	$5,956,577

The accompanying notes are an integral part of the consolidated financial statements.

	2019	2018
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized 120,000,000 shares; Outstanding Shares: 92,394,155 (2019) and 85,506,218 (2018)
Balance at Beginning of Year	$106,883	$99,436
Common Stock Issued or Granted Under Stock Plans	8,610	7,447
Balance at End of Year	115,493	106,883
Premium on Common Stock	1,027,902	843,268
Treasury Stock (at par)	(289)	(292)
Accumulated Other Comprehensive Loss	(32,558)	(26,095)
Retained Earnings	313,237	343,258

Total Equity	1,423,785	1,267,022

Long-Term Debt	2,070,086	2,106,863

Total Capitalization	3,493,871	3,373,885

Current Liabilities:
Notes Payable	848,700	270,500
Current Portion of Long-Term Debt	467,909	733,909
Accounts Payable	232,242	410,463
Customer Deposits and Credit Balances	35,004	32,058
Environmental Remediation Costs	43,849	47,592
Taxes Accrued	2,235	5,881
Derivatives - Energy Related Liabilities	41,965	24,134
Derivatives - Other Current	1,155	588
Liabilities Held for Sale	6,043	—
Deferred Contract Revenues	—	1,772
Interest Accrued	13,580	14,208
Pension Benefits	3,727	3,631
Other Current Liabilities	35,486	36,102

Total Current Liabilities	1,731,895	1,580,838

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	92,166	85,836
Pension and Other Postretirement Benefits	114,055	110,112
Environmental Remediation Costs	189,036	206,058
Asset Retirement Obligations	263,950	80,163
Derivatives - Energy Related Liabilities	8,206	7,256
Derivatives - Other Noncurrent	11,505	7,285
Regulatory Liabilities	442,918	478,499
Other	17,738	26,645

Total Deferred Credits and Other Noncurrent Liabilities	1,139,574	1,001,854

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$6,365,340	$5,956,577

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2017, 2018 and 2019

	Common Stock	Premium on Common Stock	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2017	$99,347	$706,943	$(266)	$(27,381)	$510,597	$1,289,240
Net Loss	—	—	—	—	(3,490)	(3,490)
Other Comprehensive Loss, Net of Tax	—	—	—	(9,384)	—	(9,384)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	89	2,715	(5)	—	—	2,799
Cash Dividends Declared - Common Stock ($1.10 per share)	—	—	—	—	(87,308)	(87,308)
Excess Tax Benefit on Restricted Stock	—	—	—	—	552	552

Balance at December 31, 2017	99,436	709,658	(271)	(36,765)	420,351	1,192,409
Net Income	—	—	—	—	17,663	17,663
Other Comprehensive Loss, Net of Tax	—	—	—	10,670	—	10,670
Common Stock Issued or Granted Under Stock Plans	7,447	133,610	(21)	—	—	141,036
Cash Dividends Declared - Common Stock ($1.13 per share)	—	—	—	—	(94,756)	(94,756)

Balance at December 31, 2018	106,883	843,268	(292)	(26,095)	343,258	1,267,022
Net Income	—	—	—	—	76,917	76,917
Other Comprehensive Loss, Net of Tax	—	—	—	(6,463)	—	(6,463)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	8,610	184,634	3	—	—	193,247
Cash Dividends Declared - Common Stock ($1.16 per share)	—	—	—	—	(106,938)	(106,938)

Balance at December 31, 2019	$115,493	$1,027,902	$(289)	$(32,558)	$313,237	$1,423,785

Disclosure of Changes In AOCL Balances
(In Thousands)

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (B)	Unrealized Gain (Loss) on Available- for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Accumulated Other Comprehensive Loss

Balance at January 1, 2017	$(25,342)	$(1,932)	$(10)	$(97)	$(27,381)
Changes During Year	(10,920)	1,536	—	—	(9,384)
Balance at December 31, 2017	(36,262)	(396)	(10)	(97)	(36,765)
Changes During Year	10,636	34	—	—	10,670
Balance at December 31, 2018	(25,626)	(362)	(10)	(97)	(26,095)
Changes During Year	(6,498)	35	—	—	(6,463)
Balance at December 31, 2019	$(32,124)	$(327)	$(10)	$(97)	$(32,558)

(A) These amounts are net of tax of $2,539, $(3,731) and $4,106 for the years ended December 31, 2019, 2018 and 2017, respectively.
(B) These amounts are net of tax of $(11), $(12) and $(988) for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Revenues	$569,226	$548,000	$517,254
Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	211,344	209,649	204,432
Operations	108,638	112,920	96,604
Maintenance	30,899	28,742	19,727
Depreciation	65,965	59,755	53,887
Energy and Other Taxes	4,886	4,246	3,729
Total Operating Expenses	421,732	415,312	378,379
Operating Income	147,494	132,688	138,875
Other Income and Expense	4,376	4,685	4,087
Interest Charges	(31,654)	(28,011)	(24,705)
Income Before Income Taxes	120,216	109,362	118,257
Income Taxes	(32,822)	(26,413)	(45,700)
Net Income	$87,394	$82,949	$72,557

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net Income	$87,394	$82,949	$72,557

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment, net of tax of $2,241, $(1,354), and $4,164, respectively	(5,553)	3,606	(11,090)
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(11), $(12), and $(19), respectively	35	34	27

Other Comprehensive Income (Loss) - Net of Tax	(5,518)	3,640	(11,063)

Comprehensive Income	$81,876	$86,589	$61,494

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net Income	$87,394	$82,949	$72,557
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	93,910	82,622	71,654
Provision for Losses on Accounts Receivable	7,193	7,997	6,949
CIP Receivable/Payable	922	32,523	915
Deferred Gas Costs - Net of Recoveries	9,712	(46,495)	(28,092)
Deferred SBC Costs - Net of Recoveries	695	311	(5,578)
Environmental Remediation Costs - Net of Recoveries	(42,654)	(53,685)	(39,860)
Deferred and Noncurrent Income Taxes and Credits - Net	32,822	39,179	78,712
Gas Plant Cost of Removal	(8,931)	(6,899)	(7,062)
Pension Contribution	—	—	(7,997)
Changes in:
Accounts Receivable	8,182	(21,749)	(28,129)
Inventories	1,497	(1,198)	(3,222)
Prepaid and Accrued Taxes - Net	9,241	9,685	(20,993)
Other Prepayments and Current Assets	(13,794)	1,390	1,183
Gas Purchases Payable	(31,129)	5,149	19,526
Accounts Payable and Other Accrued Liabilities	2,370	(15,194)	(1,753)
Other Assets	(25,188)	(6,705)	(16,925)
Other Liabilities	(537)	3,094	14,784
Net Cash Provided by Operating Activities	131,705	112,974	106,669

Cash Flows from Investing Activities:
Capital Expenditures	(257,654)	(241,873)	(248,864)
Purchase of Company Owned Life Insurance	—	—	(4,875)
Investment in Long-Term Receivables	(15,718)	(8,643)	(9,324)
Proceeds from Long-Term Receivables	10,301	9,813	9,861
Net Cash Used in Investing Activities	(263,071)	(240,703)	(253,202)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	63,800	55,500	(52,300)
Proceeds from Issuance of Long-Term Debt	90,000	310,000	400,000
Principal Repayments of Long-Term Debt	(18,909)	(238,909)	(215,909)
Payments for Issuance of Long-Term Debt	(36)	(219)	(2,030)
Dividends on Common Stock	—	—	(20,000)
Additional Investment by Shareholder	—	—	40,000
Net Cash Provided by Financing Activities	134,855	126,372	149,761

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,489	(1,357)	3,228
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,262	4,619	1,391

Cash, Cash Equivalents and Restricted Cash at End of Period	$6,751	$3,262	$4,619

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:

Interest (Net of Amounts Capitalized)	$31,076	$28,583	$23,729
Income Taxes (Net of Refunds)	$(14,122)	$(21,742)	$(8,476)

Supplemental Disclosures of Noncash Investing Activities
Capital Expenditures acquired on account but not paid at year-end	$36,040	$32,272	$25,889

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2019	December 31, 2018
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,154,736	$2,907,202
Accumulated Depreciation	(558,634)	(523,743)

Property, Plant and Equipment - Net	2,596,102	2,383,459

Investments:
Restricted Investments	4,073	1,278

Total Investments	4,073	1,278

Current Assets:
Cash and Cash Equivalents	2,678	1,984
Accounts Receivable	84,940	101,572
Accounts Receivable - Related Parties	2,333	2,442
Unbilled Revenues	45,016	43,271
Provision for Uncollectibles	(14,032)	(13,643)
Natural Gas in Storage, average cost	14,839	16,336
Materials and Supplies, average cost	619	619
Prepaid Taxes	19,547	28,772
Derivatives - Energy Related Assets	16,904	5,464
Other Prepayments and Current Assets	25,074	11,280

Total Current Assets	197,918	198,097

Regulatory and Other Noncurrent Assets:
Regulatory Assets	496,177	492,365
Long-Term Receivables	30,958	25,531
Derivatives - Energy Related Assets	5	15
Other	23,322	17,491

Total Regulatory and Other Noncurrent Assets	550,462	535,402

Total Assets	$3,348,555	$3,118,236

The accompanying notes are an integral part of the financial statements.

	December 31, 2019	December 31, 2018
Capitalization and Liabilities
Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(27,875)	(22,357)
Retained Earnings	756,181	668,787

Total Equity	1,089,898	1,008,022

Long-Term Debt	547,161	874,507

Total Capitalization	1,637,059	1,882,529

Current Liabilities:
Notes Payable	171,300	107,500
Current Portion of Long-Term Debt	417,909	18,909
Accounts Payable - Commodity	17,361	48,490
Accounts Payable - Other	60,797	52,966
Accounts Payable - Related Parties	9,752	12,563
Derivatives - Energy Related Liabilities	14,671	2,146
Derivatives - Other Current	488	343
Customer Deposits and Credit Balances	22,430	23,862
Environmental Remediation Costs	29,569	33,022
Taxes Accrued	1,907	1,891
Pension Benefits	3,693	3,597
Interest Accrued	6,789	7,134
Other Current Liabilities	12,489	9,444

Total Current Liabilities	769,155	321,867

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	274,482	286,539
Deferred Income Taxes - Net	357,637	325,886
Environmental Remediation Costs	101,693	115,049
Asset Retirement Obligations	96,509	79,890
Pension and Other Postretirement Benefits	99,981	96,053
Derivatives - Energy Related Liabilities	95	43
Derivatives - Other Noncurrent	7,368	5,524
Other	4,576	4,856

Total Regulatory and Other Noncurrent Liabilities	942,341	913,840

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,348,555	$3,118,236

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2017	5,848	315,827	(14,934)	533,159	839,900
Net Income	—	—	—	72,557	72,557
Other Comprehensive Loss, Net of Tax	—	—	(11,063)	—	(11,063)
Cash Dividends Declared – Common Stock ($8.55 per share)	—	—	—	(20,000)	(20,000)
Additional Investment by Shareholder	—	40,000	—	—	40,000
Excess Tax Benefit - See Note 1	—	—	—	122	122
Tax Deficiency from Restricted Stock Plan	—	(83)	—	—	(83)

Balance at December 31, 2017	5,848	355,744	(25,997)	585,838	921,433
Net Income	—	—	—	82,949	82,949
Other Comprehensive Loss, Net of Tax	—	—	3,640	—	3,640

Balance at December 31, 2018	$5,848	$355,744	$(22,357)	$668,787	$1,008,022
Net Income	—	—	—	87,394	$87,394
Other Comprehensive Loss, Net of Tax	—	—	(5,518)	—	$(5,518)

Balance at December 31, 2019	$5,848	$355,744	$(27,875)	$756,181	$1,089,898
The accompanying notes are an integral part of the financial statements.

Disclosure of Changes in AOCL Balances
(In Thousands)

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives (B)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(14,417)	$(517)	$(14,934)
Changes During Year	(11,090)	27	(11,063)
Balance at December 31, 2017	(25,507)	(490)	(25,997)
Changes During Year	3,606	34	3,640
Balance at December 31, 2018	(21,901)	(456)	(22,357)
Changes During Year	(5,553)	35	(5,518)
Balance at December 31, 2019	$(27,454)	$(421)	$(27,875)

(A) These amounts are net of tax of $2,241, $(1,354) and $4,164 for the years ended December 31, 2019, 2018 and 2017, respectively.
(B) These amounts are net of tax of $(11), $(12) and $(19) for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of the financial statements.

 Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - SJI provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪SJIU is a holding company that owns SJG, ETG and ELK.

•SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.
•ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.
•ELK is a regulated natural gas utility which distributes natural gas in northern Maryland. In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer, pending MPSC approval (see "Agreement to Sell ELK" below).

▪SJE acquires and markets electricity to retail end users. In November 2018, the Company sold SJE's retail gas business.

▪SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪Marina develops and operates on-site energy-related projects. Included in Marina is MTF, which, in February 2020, was sold to a third party buyer (see "Agreement to Sell MTF & ACB" below). Also included in Marina are three solar projects which are held for sale. The significant wholly-owned subsidiaries of Marina include:

•ACB, which owns and operates a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey. ACB is included in the sale to a third party buyer (see "Agreement to Sell MTF & ACB" below).

•ACLE, BCLE, SCLE and SXLE, which owns and operates landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties in New Jersey.

▪SJESP receives commissions on service contracts from a third party.

•Midstream invests in infrastructure and other midstream projects, including PennEast. See Note 3.

•SJEI provides energy procurement and cost reduction services. AEP, an aggregator, broker and consultant in the retail energy markets, is a wholly-owned subsidiary of SJEI after completion of the AEP acquisition in August 2019.

BASIS OF PRESENTATION - SJI's consolidated financial statements include the accounts of SJI, its direct and indirect wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Beginning as of the date of their acquisition, July 1, 2018, SJI also reports on a consolidated basis the combined operations of ETG and ELK. In addition, SJI is reporting on a consolidated basis the operations of AEP as of the date of its acquisition, August 31, 2019. In management's opinion, the consolidated financial statements of SJI and SJG reflect all normal recurring adjustments needed to fairly present their respective financial positions, operating results and cash flows at the dates and for the periods presented.

As of December 31, 2019 and 2018, SJI had assets and liabilities held for sale on the consolidated balance sheets as a result of the agreements to sell that are discussed below. Unless otherwise noted, the disclosures herein related to specific asset and liability balances at December 31, 2019 and 2018 exclude assets and liabilities held for sale. See "Assets and Liabilities Held for Sale" below for additional information including major classes of assets and liabilities classified as held for sale for both periods presented.

ACQUISITIONS - On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas (collectively, the "Acquisition"), for total consideration of $1.72 billion after the settlement of working capital. On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for approximately $4.0 million in total consideration. See Note 20.

AGREEMENT TO SELL SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets (the “Transaction”) to a third-party buyer. As part of the Transaction, Marina agreed to sell its distributed solar energy projects across New Jersey, Maryland, Massachusetts and Vermont (the “Projects”), along with the assets comprising the Projects. Also in connection with the Transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback will run from the date each such project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project.

In July 2018, as part of the Transaction, Marina received a cash payment of $62.5 million for the sale of certain SRECs.

During the fourth quarter of 2018, the Company closed on the majority of these Projects, including the wholly-owned subsidiaries MCS, NBS and SBS, with each project sold having met all conditions to satisfy closing. Total consideration received in the fourth quarter 2018 related to these sales was $228.1 million.

During 2019, seven Projects were sold for total consideration of $24.3 million. The Company has three projects that are not part of the Transaction but are expected to be sold in 2020. These unsold assets are recorded as Assets Held For Sale on the consolidated balance sheets as of December 31, 2019, where they will remain until they are transferred to a buyer.

The Company also received $2.5 million in 2019 for completion of remaining performance obligations from a separate sale of a solar project that occurred in 2018.

In total, the Company recorded pre-tax gains on the sale of these projects of $3.1 million and $17.6 million in 2019 and 2018, respectively, in Net Gain on Sales of Assets on the consolidated statements of income, with these gains pertaining to those projects that were not impaired as discussed under "Impairment of Long-Lived Assets" below.

AGREEMENT TO SELL MTF & ACB - In December 2019, the Company announced it had entered into an agreement to sell MTF and ACB to a third-party buyer for an initial sales price of $100.0 million, which includes working capital. This sale closed on February 18, 2020 for a final sales price of $97.0 million, with the initial sales price being reduced by the amount of cash flows generated by MTF and ACB from October 1, 2019 through the date of closing (see Note 22). These unsold assets and liabilities are recorded as Assets Held for Sale and Liabilities Held For Sale, respectively, on the consolidated balance sheets as of December 31, 2019. See "Impairment of Long-Lived Assets" below for charges taken on this agreement.

AGREEMENT TO SELL ELK - In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer for approximately $15.0 million, less any indebtedness at the time of closing, and pending MPSC approval. This transaction is expected to close in the middle of 2020. The assets and liabilities for ELK are recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the consolidated balance sheets as of December 31, 2019.

ASSETS AND LIABILITIES HELD FOR SALE - As of December 31, 2019, SJI has recorded assets and liabilities held for sale as a result of the agreements to sell MTF/ACB and ELK discussed above. As of both December 31, 2019 and 2018, assets held for sale also relate to the solar projects discussed under “Agreement to Sell Solar Assets” above. As a result, SJI has recorded the following in Assets Held for Sale and Liabilities Held for Sale on the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Assets Held for Sale:
Current Assets	$5,365	$—
Net Utility Plant	18,692	—
Net Nonutility Property, Plant & Equipment	110,400	59,588
Goodwill	59	—
Regulatory Assets	415	—
Other Noncurrent Assets	8,509	—
Total Assets Held for Sale	$143,440	$59,588
Liabilities Held for Sale:
Current Liabilities	$916	$—
Asset Retirement Obligations	2,515	—
Regulatory Liabilities	2,583	—
Other Noncurrent Liabilities	29	—
Total Liabilities Held for Sale	$6,043	$—

SJG does not have any assets or liabilities recorded as held for sale as of December 31, 2019 or 2018.

SALE OF RETAIL GAS OPERATIONS OF SJE - On November 30, 2018, SJI sold the retail gas business of SJE for total consideration of $15.0 million. As a result of this agreement, SJE no longer acquires, transports or markets natural gas for retail markets. The Company recognized a pre-tax loss on this sale of $2.2 million, which is recorded in Net Gain on Sales of Assets on the consolidated statements of income.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with FASB ASC 350, Intangibles - Goodwill and Other, and ASC 360, Property, Plant and Equipment. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the consolidated statements of income. Fair values can be determined based on agreements to sell assets as well as by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

In 2019, total impairment charges of $10.8 million (pre-tax) were recorded, $2.4 million of which were related to the expected purchase price of two of the unsold solar sites discussed in "Agreement to Sell Solar Assets" being less than their carrying value. The other $8.4 million were impairments of goodwill and identifiable intangible assets, which were the result of the purchase price discussed in "Agreement to Sell MTF & ACB" being less than its carrying value (see Note 21).

In 2018, the Transaction described above under "Agreement to Sell Solar Assets" triggered an indicator of impairment as the purchase price was less than the carrying amount for several of the assets sold and, as a result, several assets were considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount of the respective assets and the fair value, which was determined using the purchase price and the expected cash flows from the assets, including potential price reductions resulting from the timing needed to satisfy all required closing conditions. As a result, the Company recorded an impairment charge of $99.2 million (pre-tax) for the year ended December 31, 2018, to reduce the carrying amount of several assets to their fair market value.

In 2017, SJI had reason to believe that, due to a significant decline in the market prices of Maryland SRECs, combined with increase of operating expenses, the full carrying value of SJI's Maryland solar facilities may not be recoverable. As a result, SJI performed an impairment test on the respective assets which led to an impairment charge of $43.9 million (pre-tax) for the year ended December 31, 2017. Also, during the fourth quarter of 2017, as the Company updated its estimated future cash flows for the rest of its solar portfolio, the Company determined that the expected future undiscounted cash flows for certain individual solar facilities were below their carrying value and the assets were considered impaired. As a result, SJI recorded an additional impairment charge of $27.4 million (pre-tax) in 2017. The fair values of the impaired solar facilities were determined using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, which were Level 3 fair value measurements. The key inputs to the methodology were forecasted SREC and electric revenues, operating expenses, salvage values, and discount rates.

Also in the fourth quarter of 2017, SJI observed its LFGTE assets were incurring continuing cash flow losses specifically due to larger than expected decreases in electric generation and increasing operating expenses, and as a result had reason to believe the carrying value of these assets may no longer be recoverable. As a result, SJI performed an impairment test on the respective assets which led to an impairment charge of $16.5 million (pre-tax) for the year ended December 31, 2017. The fair values of the LFGTE assets were determined using a combination of market and cost approaches, which considers similar market transactions that are specific to the LFGTE assets. The cost and market approaches used were deemed Level 3 fair value measurements. In the fourth quarter of 2018, SJI observed its LFGTE assets were continuing to incur cash flow losses for similar reasons, and as a result had reason to believe the remaining carrying value of these assets may no longer be recoverable. As a result, the remaining carrying value of all such assets was written off via an impairment charge of $6.1 million (pre-tax) during the fourth quarter of 2018.

For the years ended December 31, 2019, 2018 and 2017, SJI had total long-lived asset impairment charges (pre-tax) of $10.8 million, $105.3 million and $87.8 million, respectively. These impairment charges are recorded within Impairment Charges on the consolidated statements of income and are included within the On-Site Energy Production segment. No impairment charges were recorded at SJG for the years ended December 31, 2019, 2018 and 2017.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in AOCL. SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. SJI includes the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Earnings (Loss) of Affiliated Companies (see Note 3).  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary. No impairment losses were recorded on equity investments during 2019, 2018 or 2017. SJG does not hold any equity investments.

ESTIMATES AND ASSUMPTIONS - The consolidated financial statements were prepared to conform with GAAP. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition, goodwill and evaluation of equity method investments for other-than-temporary impairment.

REGULATION - SJG and ETG are subject to the rules and regulations of the BPU, while ELK is subject to the rules and regulations of the MPSC. See Note 10 for a discussion of SJG's, ETG's and ELK's rate structure and regulatory actions. SJG, ETG and ELK maintain their accounts according to the BPU's and MPSC's, prescribed Uniform System of Accounts. SJG, ETG and ELK follow the accounting for regulated enterprises prescribed by FASB ASC Topic 980 -”Regulated Operations.”  In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 11 for a detailed discussion of regulatory assets and liabilities.

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

ASSET RETIREMENT OBLIGATIONS - The amounts included under ARO are primarily related to the legal obligations SJI has to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset, or when management has adequate information in order to make an estimate of the obligation. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity was as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2019	2018
AROs as of January 1,	$80,163	$59,497
Accretion	9,263	1,909
Additions (A)	175,082	297
Settlements	(14,437)	(3,402)
Revisions in Estimated Cash Flows (B)	13,879	21,862
ARO's as of December 31,	$263,950	$80,163

SJG:	2019	2018
AROs as of January 1,	$79,890	$58,714
Accretion	3,741	1,880
Additions	2,553	297
Settlements	(3,554)	(2,863)
Revisions in Estimated Cash Flows (B)	13,879	21,862
ARO's as of December 31,	$96,509	$79,890
(A) The additions in 2019 are related to the recording of ETG's ARO liability as part of purchase accounting (see Note 20).
(B) The revision in estimated cash flows reflects an increase in the retirement costs and inflation rate, partially offset by a decrease to the discount rate, to settle the ARO liability. Corresponding entries were made to Regulatory Assets and Utility Plant, thus having no impact on earnings.

PROPERTY, PLANT AND EQUIPMENT - For regulatory purposes, utility plant is stated at original cost, which may be different than costs if the assets were acquired from another regulated entity. Nonutility property, plant and equipment is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

Utility Plant balances and Nonutility Property and Equipment as of December 31, 2019 and 2018 were comprised of the following (in thousands):

	SJI (includes SJG and all other consolidated subsidiaries):		SJG
	2019	2018	2019	2018
Utility Plant
Production Plant	$1,334	$1,281	$25	$296
Storage Plant	84,611	92,769	61,936	61,996
Transmission Plant	332,049	326,906	305,459	306,654
Distribution Plant	3,973,466	3,466,101	2,441,342	2,212,831
General Plant	310,785	303,219	238,379	241,095
Other Plant	1,955	1,964	1,855	1,855
Utility Plant In Service	4,704,200	4,192,240	3,048,996	2,824,727
Construction Work In Progress	201,150	148,873	105,740	82,475
Total Utility Plant	$4,905,350	$4,341,113	$3,154,736	$2,907,202

Nonutility Property and Equipment
Solar Assets (A)	$—	$—	$—	$—
Cogeneration Assets (B)	—	126,228	—	—
Other Assets	25,991	26,004	—	—
Total Nonutility Property and Equipment	$25,991	$152,232	$—	$—
(A) All remaining solar assets are recorded as Assets Held for Sale in the consolidated balance sheets as of December 31, 2019 and 2018.
(B) All cogeneration assets are recorded as Assets Held for Sale in the consolidated balance sheets as of December 31, 2019.

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU/MPSC approval. The composite annual rate for all SJG depreciable utility property was approximately 2.2% in 2019, 2.3% in 2018, and 2.2% in 2017. The composite rate for all ETG depreciable utility property was approximately 2.4% in 2019 and 2.3% in 2018. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 15 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

Total accumulated depreciation for utility and nonutility property and equipment was $844.0 million and $13.8 million, respectively, as of December 31, 2019, and $787.2 million and $52.6 million, respectively, as of December 31, 2018. The decrease in nonutility accumulated depreciation is due to the assets of MTF and ACB being classified as held for sale. As of December 31, 2019 and 2018, total accumulated depreciation for SJG utility property and equipment was $558.6 million and $523.7 million, respectively.

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

CAPITALIZED INTEREST - The Utilities capitalize interest on construction at the rate of return on the rate base utilized by the BPU/MPSC to set rates in their last base rate proceedings. For SJG's accelerated infrastructure programs and ETG's infrastructure investment programs, SJG and ETG capitalize interest on construction at a rate prescribed by the programs (see Note 10), and amounts are included in Utility Plant on the consolidated balance sheets. Midstream capitalizes interest on capital projects in progress based on the actual cost of borrowed funds, and amounts are included in Nonutility Property and Equipment on the consolidated balance sheets. Interest Charges are presented net of capitalized interest on the statements of consolidated income.  The amount of interest capitalized by SJI (including SJG) for the years ended December 31, 2019, 2018 and 2017 was $6.0 million, $2.5 million and $2.0 million, respectively. The amount of interest capitalized by SJG for the years ended December 31, 2019, 2018 and 2017 was $4.5 million, $2.2 million and $1.6 million, respectively.

CAPITALIZED SOFTWARE COSTS - For implementation costs incurred in a cloud computing arrangement that is a service contract, SJI and SJG capitalize certain costs incurred during the application-development and post-implementation-operation stages (provided the costs result in enhanced functionality to the hosted solution) in accordance with ASC 350-40. All other costs that do not meet the capitalization criteria per ASC 350-40 are expensed as incurred.

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

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these costs during the years ended December 31, 2019, 2018 and 2017. As of both December 31, 2019 and 2018, $8.6 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets and in the Wholesale Energy Operations segment.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2019 and 2018, SJI held 231,514 and 233,482 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

As of December 31, 2019 and 2018, the balance of the intangible asset is $11.5 million and $16.6 million, respectively, and is recorded to Other Current and Noncurrent Assets on the consolidated balance sheets of SJI, with the reduction being due to amortization. As of December 31, 2019 and 2018, the balance in the liability is $10.6 million and $17.0 million and is recorded to Regulatory Liabilities on the consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

ERIP - In 2018, the Company offered an ERIP to non-union, non-Officer employees over the age of 55 years old with 20 or more years of service to the Company as well as to Officers over the age of 55 years old with 5 or more years of service to the Company. Communication was made to these employees in the fourth quarter 2018, with acceptance made by non-union employees by December 15, 2018 and by Officers by December 31, 2018. Total cost to the Company for the ERIP was $13.4 million, of which $8.3 million was included in Operations Expense on the consolidated statements of income as of December 31, 2018, and $5.1 million was related to employees of SJG and recorded as a Regulatory Asset on the consolidated balance sheets as of December 31, 2018. These costs include severances, curtailments and special termination benefits on the Company's pension, SERP and OPEB plans. The majority of employees who accepted the ERIP retired in 2019.

CURRENT PORTION OF LONG-TERM DEBT & SHORT-TERM BORROWINGS - The Company has $467.9 million of long-term debt that is due within one year, along with $848.7 million of notes payable which includes borrowings under the commercial paper program (see Note 13). SJI expects to reduce its debt and notes payable over the next twelve months using cash provided from the sale of MTF/ACB and ELK as discussed above, along with the sale of the remaining solar assets. The remaining portion of long-term debt that is due within one year is expected to be paid by utilizing funds provided from refinancing activity and from the Company's revolving credit facilities.

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

NEW ACCOUNTING PRONOUNCEMENTS -

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize substantially all leases on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Topic 842 also resulted in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized from existing leases. The accounting for leases by the lessor remains relatively the same.

In connection with this new standard, the FASB has issued amendments to ASU 2016-02, including:

•In January 2018, the FASB issued an amendment (ASU 2018-01) to clarify the application of the new lease guidance to land easements and provided relief concerning adoption efforts for existing land easements that are not accounted for as leases under current GAAP.

•In July 2018, the FASB issued ASU 2018-10 and 2018-11, which included a number of technical corrections and improvements to this standard, including an additional option for transition. The guidance initially required a modified retrospective transition method of adoption, under which lessees and lessors were to recognize and measure leases at the beginning of the earliest period presented. The additional, optional transition method allows an entity to initially apply the requirements of the lease standard at the adoption date, and avoid restating the comparative periods.

The new guidance in ASU 2016-02, as well as all amendments discussed above, was effective for the Company beginning on January 1, 2019. The impact of adopting Topic 842 did not result in an adjustment to retained earnings as of January 1, 2019.

As of January 1, 2019, the Company designed the necessary changes to its existing processes and configured all system requirements to adopt the new standard and applied its provisions to all contracts using the optional transition method discussed above, and by applying certain transition practical expedients. The Company elected the “package of practical expedients,” which permits the Company to not reassess under Topic 842 the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the expedient not to evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases. The Company has elected not to use hindsight when determining the lease term at the effective date. The Company elected the short-term lease recognition exemption for all leases that qualify. For the leases that qualify, including leases effective at adoption, the Company will not recognize right-of-use assets or lease liabilities. The Company has elected the practical expedient to not separate lease and non-lease components for leases where it is a lessee. The Company’s non-lease components are primarily related to property maintenance on real estate leases, which varies based on future outcomes, and thus is recognized in rent expense when incurred. Additionally, the Company elected to apply a portfolio approach when establishing the discount rate for certain of its leases.

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

For more information on the Company's leases, see Note 9.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The amendments in this Update are effective for annual and any interim impairment tests performed in periods beginning after December 31, 2019. Management does not expect adoption of this guidance to have a material impact on the financial statements of SJI and SJG.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Reform. Consequently, the amendments eliminate the stranded tax effects resulting from Tax Reform and will improve the usefulness of information reported to financial statement users. SJI and SJG adopted this guidance on January 1, 2019, consistent with the effective date. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG. An election was not made to reclassify the income tax effects of Tax Reform from AOCL to retained earnings. SJI and SJG release income tax effects from AOCL on an individual unit of account basis.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on the timing of liquidation of an investee's assets and the description of measurement uncertainty at the reporting date. Entities are now required to disclose: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, the standard eliminates disclosure requirements with respect to: (1) the transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The new disclosure requirement for unrealized gains and losses, the range and weighted average of significant unobservable inputs and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively to all periods presented upon their effective date. Management does not expect adoption of this guidance to have a material impact on the financial statements of SJI and SJG.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles, Goodwill and Other Internal-Use Software (Topic 350): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. SJI and SJG early adopted this ASU during the third quarter of 2018, which did not result in a change to the financial statements of SJI and SJG.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU provide codification improvements and further clarification on several topics, including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as well as ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). Since SJI and SJG have adopted the amendments in ASU 2017-12 (with no impact to the financial statements results of SJI or SJG) as of April 25, 2019 (the issuance date of ASU 2019-04), the effective date for the amendments to Topic 815 contained in ASU 2019-04 is as of the beginning of the first annual reporting period beginning after April 25, 2019. Early adoption is permitted, including adoption on any date on or after April 25, 2019. The amendments are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption in any interim period is permitted. SJI and SJG do not plan to early adopt ASU 2019-04. Management does not expect adoption of this guidance to have a material impact on the financial statements of SJI and SJG.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326). The amendments in this ASU provide optional targeted transition relief for entities adopting the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in ASU 2019-05 provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement - Overall, and 825-10. The amendments in ASU 2019-05, along with ASU 2016-13, are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. SJI and SJG did not early adopt ASU 2016-13 or ASU 2019-05.

Management has formed an implementation team to evaluate the impact that adoption of ASU 2016-13 and ASU 2019-05 will have on the financial statements of SJI and SJG. We have completed the assessment of the impact of the guidance on SJI's and SJG's reserve methodologies and credit policies and procedures for any assets that could be impacted, including (but not limited to) Accounts Receivable, Unbilled Revenues, Notes Receivable-Affiliates, and Contract Receivable balances that are recorded on the consolidated balance sheets. We are continuing with our implementation plan and have transitioned to the new guidance beginning in 2020. Management believes that the impact on its statement of financial position, its statement of comprehensive income and its statement of cash flows will not be material. Neither SJI nor SJG expect any impact on its beginning retained earnings at the effective date.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in this ASU also clarify that for the purposes of applying Topic 815, an entity should not consider whether, upon the settlement of a forward contract or exercise of a purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, for public companies. Early adoption is permitted, including early adoption in an interim period. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2. STOCK-BASED COMPENSATION PLAN:

Under SJI's 2015 Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the years ended December 31, 2019, 2018 and 2017.  No stock appreciation rights have been issued under the Plan. During the years ended December 31, 2019, 2018 and 2017, SJI granted 184,791, 201,858 and 167,734 restricted shares, respectively, to Officers and other key employees under the Plan.  Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

SJI grants time-based shares of restricted stock, one-third of which vests annually over a three-year period and which are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a ROE of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. Beginning in 2018, the vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. In 2019, 2018, and 2017, Officers and other key employees were granted 88,550, 67,479, and 53,058 shares of time-based restricted stock, respectively, which are included in the shares noted above.

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

SJI granted 30,961, 26,416 and 30,394 restricted shares to Directors in 2019, 2018 and 2017, respectively.  Shares issued to Directors vest after twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2019, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2017 - TSR	40,226	$32.17	20.8%	1.47%
	2017 - CEGR, Time	53,373	33.69	N/A	N/A
	2018 - TSR	50,094	$31.05	21.9%	2.00%
	2018 - CEGR, Time	82,429	$31.23	N/A	N/A
	2019 - TSR	38,934	$32.88	23.2%	2.40%
	2019 - CEGR, Time	137,091	$31.38	N/A	N/A

Directors -	2019	30,961	$27.07	N/A	N/A

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

The following table summarizes the total stock-based compensation cost for the years ended December 31 (in thousands):

	2019	2018	2017
Officers & Key Employees	$4,371	$3,321	$3,232
Directors	838	823	1,022
Total Cost	5,209	4,144	4,254

Capitalized	(275)	(386)	(288)
Net Expense	$4,934	$3,758	$3,966

As of December 31, 2019, there was $5.1 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2019, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2019	411,809	26,416	$29.57
Granted	184,791	30,961	$31.03
Vested	(148,213)	(26,416)	$26.07
Cancelled/Forfeited	(46,241)	—	$31.57
Nonvested Shares Outstanding, December 31, 2019	402,146	30,961	$31.50

During the years ended December 31, 2019, 2018 and 2017, SJI awarded 125,288, 67,130 and 65,628, respectively, shares to its Officers and other key employees at a market value of $3.7 million, $2.0 million and $2.2 million, respectively. Also, during the years ended December 31, 2019, 2018 and 2017, SJI granted 30,961, 26,416 and 30,394 shares to its Directors at a market value of $0.8 million, $0.8 million and $1.0 million, respectively.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the years ended December 31, 2019, 2018 and 2017, SJG officers and other key employees were granted 6,095, 32,924 and 24,001 shares of SJI restricted stock, respectively. The cost of outstanding stock awards for SJG during the years ended December 31, 2019, 2018 and 2017 was $0.1 million and $0.6 million and $0.4 million, respectively. Approximately 70% of these costs were capitalized on SJG's balance sheets to Utility Plant.

3. AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

PennEast - Midstream has a 20% investment in PennEast. The following events have occurred with respect to PennEast in recent months:

•On September 10, 2019, the U.S. Court of Appeals for the Third Circuit ruled that PennEast does not have eminent domain authority over NJ state-owned lands. A Petition for Rehearing En Banc was denied by the U.S. Court of Appeals for the Third Circuit on November 5, 2019.
•On October 8, 2019, the NJDEP denied and closed PennEast’s application for several permits without prejudice, citing the Third Circuit Court decision. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the application is administratively incomplete. PennEast's objections were rejected by the NJDEP on November 18, 2019.
•In December 2019, PennEast asked the FERC for a two-year extension to construct the pipeline.
•On January 30, 2020, the FERC voted to approve PennEast’s petition for a declaratory order and expedited action requesting that the body issue an order interpreting the Natural Gas Act’s eminent domain authority. On the same day, PennEast filed an amendment with FERC to construct PennEast in two phases. Phase one consists of construction of a pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.
•On February 18, 2020, PennEast filed a Petition for a Writ of Certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision.
•On February 20, 2020, FERC granted PennEast’s request for a two-year extension to complete the construction of the pipeline.

PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, along with the other partners, are intending to contribute to the project.

Our investment in PennEast totaled $82.7 million as of December 31, 2019. As a result of the September decision by the U.S. Court of Appeals and continuing events, we evaluated our investment in the PennEast project for an other-than-temporary impairment. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. At this time, we believe we do not have an other-than-temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal proceedings are at very early stages, and the intent is to move forward with all potential legal proceedings and other options available. However, to the extent that the legal proceedings have unfavorable outcomes, or if PennEast concludes that the project is not viable or does not go forward as actions progress, our conclusions with respect to other-than-temporary impairment could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

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
For the years ended December 31, 2019, 2018 and 2017, SJRG had net sales to EnergyMark of $27.8 million, $41.6 million and $37.5 million, respectively.

EnerConnex - SJEI has a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity.

The Company made net investments in unconsolidated affiliates of $8.3 million, $6.6 million and $32.1 million in 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, the outstanding balance of Notes Receivable – Affiliates was $18.1 million and $15.2 million, respectively. These Notes Receivable-Affiliates are broken out as follows:

•$13.1 million and $13.6 million, respectively, of notes are related to Energenic, which are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. As of December 31, 2019 and 2018, $4.4 million and $3.4 million, respectively, of interest has been accrued and is recorded in Accounts Receivable on the consolidated balance sheets. No payments have been made on this note as of December 31, 2019.
•The remaining $5.0 million and $1.6 million of notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2019, the Company had a net asset of approximately $87.1 million included in Investment in Affiliates on the consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliates as discussed above. SJI’s maximum exposure to loss from these entities as of December 31, 2019 is limited to its combined equity contributions and the Notes Receivable-Affiliates in the aggregate amount of $105.2 million.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties (see Note 15).

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2019	2018	2017
Loss before Income Taxes:
Sand Mining	$(79)	$(118)	$(84)
Fuel Oil	(263)	(184)	(175)
Income Tax Benefits	70	62	173
Loss from Discontinued Operations — Net	$(272)	$(240)	$(86)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—

SJG RELATED-PARTY TRANSACTIONS - SJG conducts business with its parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJES - a wholly-owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility operating businesses:

•SJE - Prior to the sale of SJE's retail gas business (see Note 1), for SJE’s commercial customers for which SJG performed billing services, SJG purchased the related accounts receivable at book value and charged them a purchase of receivable fee for potential uncollectible accounts, and assumed all risk associated with collection.

•SJRG - SJG sells natural gas for resale and capacity release to SJRG and also meets some of SJG's gas purchasing requirements by purchasing natural gas from SJRG.

•Marina - SJG provides natural gas transportation services to Marina under BPU-approved tariffs.

•Millennium - Reads SJG's utility customers’ meters on a monthly basis for a fee.

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

A summary of related party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	2019	2018	2017
Operating Revenues/Affiliates:
SJRG	$5,039	$5,813	$4,458
Marina	394	379	314
Other	80	91	86
Total Operating Revenues/Affiliates	$5,513	$6,283	$4,858

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	2019	2018	2017
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$9,612	$33,313	$24,337

Operations Expense/Affiliates:
SJI	$22,462	$31,740	$22,154
SJIU	1,833	—	—
Millennium	3,146	2,920	2,856
Other	1,680	(569)	(653)
Total Operations Expense/Affiliates	$29,121	$34,091	$24,357

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

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for SJI and SJG for the following reasons (in thousands):

	2019	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
Tax at Statutory Rate*	$20,633	$3,877	$(9,915)
Increase (Decrease) Resulting from:
State Income Taxes	7,813	622	2,778
ESOP Dividend	(697)	(791)	(1,314)
Tax Reform Adjustments	—	(588)	(13,521)
AFUDC	(1,546)	(1,835)	(3,094)
Amortization of Excess Deferred Taxes	(3,475)	(893)	—
Investment and Other Tax Credits	(953)	(93)	(666)
Other - Net	(714)	262	795
Income Taxes:
Continuing Operations	21,061	561	(24,937)
Discontinued Operations	(70)	(62)	(173)

Total Income Tax Expense (Benefit)	$20,991	$499	$(25,110)

SJG:
Tax at Statutory Rate*	25,245	22,966	41,390
Increase (Decrease) Resulting from:
State Income Taxes	9,542	5,220	5,955
ESOP Dividend	(592)	(712)	(1,182)
AFUDC	(591)	(1,126)	(1,446)
Other - Net	(782)	65	983
Total Income Tax Expense	32,822	26,413	45,700

The provision for Income Taxes is comprised of the following (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2019	2018	2017
Current:
Federal	$—	$(13,790)	$(34,971)
State	(482)	3,959	(48)
Total Current	(482)	(9,831)	(35,019)
Deferred:
Federal	11,171	13,564	5,761
State	10,372	(3,172)	4,321
Total Deferred	21,543	10,392	10,082
Income Taxes:
Continuing Operations	21,061	561	(24,937)
Discontinued Operations	(70)	(62)	(173)
Total Income Tax Expense (Benefit)	$20,991	$499	$(25,110)

SJG:
Current:
Federal	$—	$(12,766)	$(33,012)
State	—	—	—
Total Current	—	(12,766)	(33,012)
Deferred:
Federal	20,744	32,571	69,550
State	12,078	6,608	9,162
Total Deferred	32,822	39,179	78,712
Total Income Tax Expense	$32,822	$26,413	$45,700
*See Tax Reform discussion below.

For the years ended December 31, 2019 and 2018, changes in SJI and SJG tax expense correlated with changes in income before income taxes. For the year ended December 31, 2017, SJI's tax expense decreased primarily due to adjustments made as a result of Tax Reform along with an overall loss before income taxes.

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

In November 2018, the IRS issued proposed regulations that allow all interest expense of a consolidated group to be deductible as long as a public utility comprises at least 90 percent of the total consolidated business. Under these proposed regulations, SJI expects to meet the de minimis safe harbor rule in 2019 and 2018 and therefore, the full amount of SJI’s 2019 and 2018 consolidated interest expense would be deductible.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax assets and liabilities for SJI and SJG at December 31 (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2019	2018
Deferred Tax Assets:
Net Operating Loss Carryforward	$122,197	$125,418
Investment and Other Tax Credits	215,033	214,698
Conservation Incentive Program	1,991	1,701
Deferred State Tax	18,514	16,087
Income Taxes Recoverable Through Rates	103,922	103,434
Pension & Other Post Retirement Benefits	28,579	16,560
Deferred Revenues	5,324	5,736
Deferred Regulatory Costs	11,895	—
Provision for Uncollectibles	4,749	5,319
Other	16,705	4,639
Total Deferred Tax Asset	$528,909	$493,592
Deferred Tax Liabilities:
Book versus Tax Basis of Property	$479,765	$458,772
Deferred Gas Costs - Net	23,728	25,812
Derivatives / Unrealized Gain	1,098	4,463
Environmental Remediation	53,511	20,250
Deferred Regulatory Costs	—	14,351
Budget Billing - Customer Accounts	5,400	4,550
Deferred Pension & Other Post Retirement Benefits	31,416	34,095
Equity In Loss Of Affiliated Companies	1,801	1,417
Other	24,356	15,718
Total Deferred Tax Liability	$621,075	$579,428
Deferred Tax Liability - Net	$92,166	$85,836

SJG:
Deferred Tax Assets:
Net Operating Loss and Tax Credits	$55,250	$60,986
Deferred State Tax	20,352	16,754
Provision for Uncollectibles	3,939	3,776
Conservation Incentive Program	1,991	1,701
Income Taxes Recoverable Through Rates	68,280	67,372
Pension & Other Post Retirement Benefits	17,461	16,699
Deferred Revenues	5,525	5,906
Other	2,486	2,599
Total Deferred Tax Assets	$175,284	$175,793

Deferred Tax Liabilities:
Book Versus Tax Basis of Property	$418,059	$395,371
Deferred Fuel Costs - Net	20,227	23,642
Environmental Remediation	47,270	40,753
Deferred Regulatory Costs	9,609	5,061
Deferred Pension & Other Post Retirement Benefits	20,396	21,870
Budget Billing - Customer Accounts	5,400	4,550
Section 461 Prepayments	1,445	1,081
Other	10,515	9,351
Total Deferred Tax Liabilities	$532,921	$501,679

Deferred Tax Liability - Net	$357,637	$325,886

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2019 and 2018, there were no income taxes due to or from SJI.

As of December 31, 2019, SJI has the following federal and state net operating loss carryforwards (in thousands):

	Net Operating Loss Carryforwards
Expire in:	Federal	State
2031	$—	$15,104
2032	21,777	3,108
2033	57,363	18,557
2034	106,899	12,779
2035	51,308	13,317
2036	72,199	165,032
2037	75,606	79,869
2038	—	131,406
2039	—	82,659
Indefinite	16,792	—
	$401,944	$521,831

As of December 31, 2019, SJI has the following investment tax credit carryforwards (in thousands):

Expire in:	Investment Tax Credit Carryforward
2030	$11,628
2031	25,664
2032	32,031
2033	45,606
2034	37,699
2035	45,005
2036	11,744
2037	636
2038	93
$210,106

SJI has $0.6 million of federal alternative minimum tax credits which have no expiration date.

SJI and SJG also have research and development credits of $4.1 million and $2.9 million, respectively, which will expire between 2031 and 2038.

As of December 31, 2019 and 2018, SJG has total federal net operating loss carryforwards of $156.8 million and $200.0 million, respectively, that will expire between 2035 and 2037. SJG has a state net operating loss carryforward of $246.0 million and $207.9 million that will expire between 2036 and 2038.

A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. SJI and SJG believe that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2019	2018	2017
Balance at January 1,	$1,147	$1,445	$1,445
Increase as a result of tax positions taken in prior years	419	—	—
Decrease in prior year positions	—	(298)	—
Balance at December 31,	$1,566	$1,147	$1,445

SJG:
Balance at January 1,	$1,063	$1,361	$1,361
Increase as a result of tax position taken in prior years	41	—	—
Decrease in prior year positions	—	(298)	—
Balance at December 31,	$1,104	$1,063	$1,361

The total unrecognized tax benefits reflected in the table above exclude $0.8 million of accrued interest and penalties for each of the years ended December 31, 2019, 2018 and 2017 for both SJI and SJG. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2019, 2018 or 2017. The majority of the increased tax position in 2019 is attributable to research and development credits. The Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states and tax credits. Federal income tax returns from 2014 forward and state income tax returns from 2008 forward are open and subject to examination.

5. PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6. COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2019	2018	2017
Beginning of Year	85,506,218	79,549,080	79,478,055
New Issuances During Year:
Settlement of Equity Forward Sale Agreement	6,779,661	—	—
Stock-Based Compensation Plan	108,276	67,308	71,025
Public Equity Offering	—	5,889,830	—
End of Year	92,394,155	85,506,218	79,549,080

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value at December 31, 2019 of approximately $184.6 million was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of December 31, 2019. SJG did not issue any new shares during the period. SJI, through its a wholly-owned subsidiary SJIU, owns all of the outstanding common stock of SJG.

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

CONVERTIBLE UNITS - In the second quarter of 2018, SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units, which included 750,000 Corporate Units pursuant to the underwriters’ option. Each Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031. SJI will pay the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. The net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the consolidated balance sheets.

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 123,021 and 777,603 shares for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2017, incremental shares of 141,750 were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These shares relate to SJI’s restricted stock as discussed in Note 2, along with the impact of the Forward Shares and Convertible Units discussed above, accounted for under the treasury stock method.

DIVIDENDS PER SHARE - SJI's dividends per share were $1.16, $1.13 and $1.10 for the years ended December 31, 2019, 2018 and 2017, respectively. SJG did not declare or pay any dividends to SJI in 2019 or 2018. SJG's dividends per share paid to SJI were $8.55 for the year ended December 31, 2017.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2019, 2018 or 2017. SJI does not intend to issue equity capital via the DRP in 2020.

RETAINED EARNINGS:

The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically of which could impact their capitalization structure. In addition, various loan agreements may contain restrictions regarding the amount of cash dividends or other distributions that the Utilities may pay on its common stock. As of December 31, 2019, these loan restrictions did not affect the amount that may be distributed from the Utilities's retained earnings.

SJG declared and paid cash dividends of $20.0 million in 2017 to SJI. Cash dividends were not declared or paid by SJG to SJI in 2019 or 2018. SJG received a $40.0 million equity contribution from SJI in 2017; there was no equity contribution to SJG in 2019 or 2018. Future equity contributions will occur on an as needed basis.

7. FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with certain counterparties to support their risk management activities associated with hedging commodities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of December 31, 2019 and 2018, SJI's balances (including SJG) in these accounts totaled $22.0 million and $1.6 million, respectively, held by the counterparties, which is recorded in Restricted Investments on the consolidated balance sheets. SJI also had balances held by SJRG as collateral as of December 31, 2018 of $7.9 million which was recorded in Accounts Payable on the consolidated balance sheets. As of December 31, 2019 and 2018, SJG's balance held by the counterparties totaled $4.0 million and $1.3 million, respectively, which is recorded in Restricted Investments on the balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at December 31, 2019 and 2018, which would be included in Level 1 of the fair value hierarchy (see Note 17).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	As of December 31, 2019
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	6,417	2,678
Restricted Investments	21,964	4,073
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$28,381	$6,751

	As of December 31, 2018
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	30,030	1,984
Restricted Investments	1,649	1,278
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,679	$3,262

NOTES RECEIVABLE-AFFILIATES - See Note 3.

LONG-TERM RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $3.7 million and $5.3 million as of December 31, 2019 and 2018, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.5 million and $0.7 million as of December 31, 2019 and 2018, respectively. The annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements. In addition, as part of EET/EEP programs (see Note 10), SJG provides funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans were $33.5 million and $26.3 million as of December 31, 2019 and 2018, respectively. On the consolidated balance sheets of SJI and SJG, $4.6 million and $3.6 million of the current portion of EET/EEP loans receivable is reflected in Accounts Receivable as of December 31, 2019 and 2018, respectively, and $28.9 million and $22.7 million of the non-current portion is reflected in Contract Receivables as of December 31, 2019 and 2018, respectively.   The carrying amounts of these receivables approximate their fair value at December 31, 2019 and 2018, which would be included in Level 2 of the fair value hierarchy (see Note 17).

CREDIT RISK - As of December 31, 2019, SJI had approximately $15.4 million, or 25.7%, of current and noncurrent Derivatives–Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at December 31, 2019 and 2018, except as noted below.
•For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 17).
•The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of December 31, 2019 and 2018, were $2.73 billion and $2.91 billion, respectively. The carrying amounts of SJI's long-term debt, including current maturities, as of December 31, 2019 and 2018, were $2.54 billion and $2.84 billion, respectively. SJI's carrying amounts as of December 31, 2019 are net of unamortized debt issuance costs of $25.5 million and unamortized debt discounts of $5.3 million. SJI's carrying amounts as of December 31, 2018 are net of unamortized debt issuance costs of $27.0 million.

•The estimated fair values of SJG's long-term debt, including current maturities, as of December 31, 2019 and 2018, were $915.2 million and $895.1 million, respectively. The carrying amounts of SJG's long-term debt, including current maturities, as of December 31, 2019 and 2018, were $965.1 million and $893.4 million, respectively. The carrying amounts as of December 31, 2019 and 2018 are net of unamortized debt issuance costs of $6.3 million and $6.8 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at December 31, 2019 and 2018.

8. SEGMENTS OF BUSINESS:

SJI operates in several different reportable operating segments which reflect the financial information regularly evaluated by the CODM. These segments are as follows:

•SJG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in southern New Jersey.

•ETG utility operations consist primarily of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey.

•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland. As discussed in Note 1, SJI entered into an agreement to sell ELK to a third party, with expected closing in the middle of 2020.

•Wholesale energy operations include the activities of SJRG and SJEX.
•Retail gas and other operations at SJE included natural gas acquisition and transportation service business lines. This business was sold on November 30, 2018.

•Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•On-site energy production consists of MTF and ACB, which, as disclosed in Notes 1 and 22 to the consolidated financial statements, were sold on February 18, 2020. This segment also includes other energy-related projects, including three remaining solar projects. Also included in this segment are the activities of ACLE, BCLE, SCLE, SXLE, along with MCS, NBS and SBS, which were sold in October 2018 .

•Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.

•Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•Corporate & Services segment includes costs related to the Acquisition, along with other unallocated costs. Also included in this segment are the results of SJEI.

•Intersegment represents intercompany transactions between the above SJI consolidated entities.

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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). The results for ETG and ELK utility operations are included from the date of the Acquisition, July 1, 2018; the results for AEP are included in the Corporate & Services segment from the acquired date of August 31, 2019. Further, the results and balances for On-Site Energy Production and Retail Gas and Other Operations are impacted by the sales of solar assets and the retail gas business of SJE, respectively.

	2019	2018	2017
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$569,226	$548,000	$517,254
ETG Utility Operations	325,133	125,604	—
ELK Utility Operations	7,949	3,302	—
Subtotal SJI Utilities	902,308	676,906	517,254
Energy Group:
Wholesale Energy Operations	607,093	636,005	352,613
Retail Gas and Other Operations	—	101,543	111,048
Retail Electric Operations	81,193	176,945	179,534
Subtotal Energy Group	688,286	914,493	643,195
Energy Services:
On-Site Energy Production	48,748	72,374	99,517
Appliance Service Operations	2,042	1,957	6,488
Subtotal Energy Services	50,790	74,331	106,005
Corporate & Services	44,511	51,000	45,024
Subtotal	1,685,895	1,716,730	1,311,478
Intersegment Sales	(57,269)	(75,392)	(68,410)
Total Operating Revenues	$1,628,626	$1,641,338	$1,243,068

	2019	2018	2017
Operating Income/(Loss):
SJI Utilities:
SJG Utility Operations	$147,494	$132,688	$138,875
ETG Utility Operations	69,315	2,164	—
ELK Utility Operations	721	(256)	—
Subtotal SJI Utilities	217,530	134,596	138,875
Energy Group:
Wholesale Energy Operations	439	87,895	(36,815)
Retail Gas and Other Operations	—	(8,721)	(2,468)
Retail Electric Operations	(4,985)	(359)	3,620
Subtotal Energy Group	(4,546)	78,815	(35,663)
Energy Services:
On-Site Energy Production	(4,248)	(88,230)	(83,654)
Appliance Service Operations	2,108	1,818	217
Subtotal Energy Services	(2,140)	(86,412)	(83,437)
Midstream	(154)	(292)	—
Corporate and Services	(9,485)	(25,962)	(10,932)
Total Operating Income	$201,205	$100,745	$8,843

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$93,910	$82,622	$71,654
ETG Utility Operations	29,051	13,580	—
ELK Utility Operations	469	222	—
Subtotal SJI Utilities	123,430	96,424	71,654
Energy Group:
Wholesale Energy Operations	89	105	125
Retail Gas and Other Operations	—	279	323
Subtotal Energy Group	89	384	448
Energy Services:
On-Site Energy Production	4,591	23,123	46,928
Appliance Service Operations	—	—	153
Subtotal Energy Services	4,591	23,123	47,081
Corporate and Services	5,275	12,983	4,303
Total Depreciation and Amortization	$133,385	$132,914	$123,486

Interest Charges:
SJI Utilities:
SJG Utility Operations	$31,654	$28,011	$24,705
ETG Utility Operations	27,352	10,478	—
ELK Utility Operations	8	4	—
Subtotal SJI Utilities	59,014	38,493	24,705
Energy Group:
Wholesale Energy Operations	—	—	3,150
Retail Gas and Other Operations	—	487	250
Subtotal Energy Group	—	487	3,400
Energy Services:

On-Site Energy Production	8,637	15,364	16,838
Midstream	2,262	1,966	985
Corporate and Services	57,716	54,107	23,819
Subtotal	127,629	110,417	69,747
Intersegment Borrowings	(13,152)	(20,121)	(15,728)
Total Interest Charges	$114,477	$90,296	$54,019

	2019	2018	2017

Income Taxes:
SJI Utilities:
SJG Utility Operations	$32,822	$26,413	$45,700
ETG Utility Operations	7,761	(3,086)	—
ELK Utility Operations	146	(70)	—
Subtotal SJI Utilities	40,729	23,257	45,700
Energy Group:
Wholesale Energy Operations	574	22,473	(14,720)
Retail Gas and Other Operations	—	(2,360)	(544)
Retail Electric Operations	(935)	(101)	1,480
Subtotal Energy Group	(361)	20,012	(13,784)
Energy Services:
On-Site Energy Production	(3,308)	(26,397)	(39,262)
Appliance Service Operations	627	534	4
Subtotal Energy Services	(2,681)	(25,863)	(39,258)
Midstream	(135)	(190)	(41)
Corporate and Services	(16,491)	(16,655)	(17,554)
Total Income Taxes	$21,061	$561	$(24,937)

Property Additions:
SJI Utilities:
SJG Utility Operations	$264,235	$253,617	$253,545
ETG Utility Operations (1)	197,457	90,259	—
ELK Utility Operations (1)	2,762	1,820	—
Subtotal SJI Utilities	464,454	345,696	253,545
Energy Group:
Wholesale Energy Operations	7	34	14
Retail Gas and Other Operations	4	495	889
Subtotal Energy Group	11	529	903
Energy Services:
On-Site Energy Production	229	2,686	12,588
Appliance Service Operations	—	—	260
Subtotal Energy Services	229	2,686	12,848
Midstream	46	119	218
Corporate and Services	1,554	1,826	2,233
Total Property Additions	$466,294	$350,856	$269,747

(1) The property additions for ETG Utility Operations and ELK Utility Operations in 2018 do not include the approximately $1.077 billion and $12.3 million, respectively, of Property, Plant and Equipment obtained through the Acquisition as discussed in Note 20.

	2019	2018
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,348,555	$3,118,236
ETG Utility Operations	2,458,846	2,148,175
ELK Utility Operations	21,723	16,482
Subtotal SJI Utilities	5,829,124	5,282,893
Energy Group:
Wholesale Energy Operations	195,576	266,417
Retail Gas and Other Operations	—	12,736
Retail Electric Operations	30,351	39,345
Subtotal Energy Group	225,927	318,498
Energy Services:
On-Site Energy Production	154,021	195,329
Appliance Service Operations	—	—
Subtotal Energy Services	154,021	195,329
Discontinued Operations	1,766	1,777
Midstream	83,517	72,333
Corporate and Services	403,170	387,482
Intersegment Assets	(332,185)	(301,735)
Total Identifiable Assets	$6,365,340	$5,956,577

9. LEASES:

SJI and SJG (collectively, the "Company" for purposes of Note 9) is a lessee for the following classes of underlying assets: equipment, real estate (land and building), and fleet vehicles. The Company evaluates its contracts for the purpose of determining whether it is, or contains, a lease at its inception based on whether or not the contract grants the Company the use of a specifically identified asset for a period of time, as well as whether the contract grants the Company both the right to direct the use of that asset and receive the significant economic benefits of the asset. SJI's and SJG's real estate leases, which are comprised primarily of office space and payment centers, represent approximately 81% and 43%, respectively, of operating lease liabilities and generally have a lease term between 5 and 15 years. The remaining operating leases primarily consist of fleet vehicles (SJI only), communication towers, and general office equipment, each with various lease terms ranging between 3 and 25 years. The majority of our leases are comprised of fixed lease payments, with a portion of the Company’s real estate, fleet vehicles, and office equipment leases including lease payments tied to levels of production, maintenance and property taxes, which may be subject to variability. The Company does not have any finance leases. The Company also evaluates contracts in which it is the owner of an underlying asset in the same manner as if it is a lessee, to determine if it should be considered the lessor of that asset. SJI has one contract where it is considered the lessor, see "MTF" below; SJG is not considered the lessor of any assets.

As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for leases where it is a lessee. Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. The Company discounts its lease liability using an estimated incremental borrowing rate computed based on its existing term loan facility adjusted for lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined using the remaining lease term and available data as of that date based on the Company's collateralized incremental interest rate to borrow over a comparable term. For new or modified leases starting in 2019, the discount rate is determined using available data at lease commencement (for new leases) or the modification date (modified leases), based on its collateralized incremental interest rate to borrow over the lease term, including any reasonably certain renewal periods.

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

As stated in Note 1, SJI and SJG had $3.1 million and $0.5 million, respectively, of right-of-use assets upon adoption of Topic 842 on January 1, 2019, with lease liabilities of the same amount. As of December 31, 2019, SJI recognized right-of-use assets and lease liabilities of $1.9 million each for operating leases. The lease liability is comprised of approximately $1.5 million of real estate leases, $0.3 million of equipment leases and $0.1 million of fleet vehicle leases. As of December 31, 2019, SJG recognized right-of-use assets and lease liabilities of $0.3 million each for operating leases. The lease liability is comprised of approximately $0.2 million of equipment leases and $0.1 million of real estate leases. SJI and SJG recorded the right-of-use assets in Other Noncurrent Assets and the lease liabilities in Other Current and Noncurrent Liabilities (as shown in the table below) on the consolidated balance sheets as of December 31, 2019.

The maturity of the Company’s operating lease liabilities as of December 31, 2019 is as follows (in thousands):

	As of December 31, 2019
	SJI Consolidated	SJG
2020	1,209	$153
2021	376	39
2022	190	21
2023	34	19
2024	12	12
Thereafter	105	102
Total lease payments	1,926	346
Less imputed interest	75	$33
Total lease liabilities	$1,851	$313
Included in the consolidated balance sheets
Current lease liabilities (included in Other Current Liabilities)	1,170	$146
Long-term lease liabilities (included in Other Noncurrent Liabilities)	681	$167
Total lease liabilities	$1,851	$313

The total operating lease cost for SJI and SJG was $3.1 million and $0.2 million, respectively, during the year ended December 31, 2019. Short-term lease costs were immaterial for both SJI and SJG. Neither SJI nor SJG had any sublease income during the year ended December 31, 2019. Cash paid for amounts included in the measurement of lease liabilities for SJI and SJG were $1.7 million and $0.2 million, respectively, during the year ended December 31, 2019.

Neither SJI nor SJG have leases with related parties or leveraged lease arrangements. There are no leases that have not yet commenced but that create significant rights and obligations.

SJI had $1.3 million of variable lease payments pertaining to leased back assets during the year ended December 31, 2019, respectively. As discussed in Note 1 under "Agreement to Sell Solar Assets," SJI has solar assets that are being leased back from the buyer; these assets were leased back in 2018 and were treated as operating leases. As per the adoption of the "package of expedients" discussed in Note 1, SJI is not required to reassess under Topic 842 the Company’s prior conclusions about lease identification or classification.

The following summarizes our contractual obligations for operating leases and their applicable payment due dates, as of December 31, 2018 under ASC Topic 840, prior to the implementation of ASC 842:

	Total	Up to 1 year	Years 2&3	Years 4&5	More than 5 years
SJI Consolidated	1,885	838	916	131	—
SJG	175	56	112	7	—

Supplemental Non-Cash Disclosures

The weighted average remaining lease term for SJI's operating leases is 2.7 years at a weighted average discount rate of 3.0%.

The weighted average remaining lease term for SJG's operating leases is 7.2 years at a weighted average discount rate of 3.0%.

MTF

As of December 31, 2019, Marina was considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which was set to expire in May 2027. As of December 31, 2019 and 2018, the carrying costs of this property and equipment under operating lease was $68.9 million and $71.5 million, respectively (net of accumulated depreciation of $40.6 million and $37.7 million , respectively), and is included in Assets Held for Sale in the consolidated balance sheets. As discussed in Notes 1 and 22, MTF was sold to a third party buyer in February 2020, and as a result, Marina no longer is the lessor of this property, and no longer has future rentals or commitments.

10. RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU. ELK is subject to the rules and regulations of the MPSC.

SJG:

Rate Cases - In January 2017, SJG filed a base rate case with the BPU to increase its base rates in order to obtain a return on new capital investments made by SJG since the settlement of its last base rate case in 2014. In October 2017, SJG settled its base rate case, pursuant to which the BPU granted SJG a base rate increase, effective November 1, 2017, of $39.5 million, which was predicated in part upon a 6.80% rate of return on rate base that included a 9.60% return on common equity. The BPU Order allows SJG to recover revenues associated with certain infrastructure and system improvement investments made and the related expenses incurred since the approval of its previous base rate case proceeding in September 2014.

Pursuant to our AIRP extension order in 2016, SJG is required to file a base rate case no later than November 2020. SJG expects to file a base rate case in early 2020.

SJG's tariff, a schedule detailing the terms, conditions and rate information applicable to its various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

BGSS Clause - The BGSS price structure allows SJG to recover all prudently incurred gas costs. Changes to BGSS charges to customers can occur either monthly or periodically (annually). Monthly changes in BGSS charges are applicable to large use customers and are pursuant to a BPU-approved formula based on commodity market prices. Periodic changes in BGSS charges are applicable to lower usage customers, which include all of SJG's residential customers, and those rates are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/under recoveries to the following BGSS year, which runs from October 1 through September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding.

For the preceding three years, regulatory actions regarding the BGSS were as follows:

•April 2017 - SJG provided a BGSS bill credit of approximately $8.0 million to its residential and small commercial customers. The credit was in addition to the overall rate reduction that was approved by the BPU and took effect in October 2016.
•2017-2018 BGSS year - In June 2017, SJG filed its annual BGSS filing with the BPU, requesting a $4.7 million decrease in gas cost recoveries. This request was approved by the BPU, on a provisional basis, in September 2017, effective October 2017, and was approved in final form in May 2018.
•2018-2019 BGSS year - In September 2018, the BPU approved, on a provisional basis, SJG's request for a $65.5 million increase in the gas cost recoveries, effective October 1, 2018. The matter was thereafter referred to the Office of Administrative Law for further proceedings.
◦December 2018 - SJG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer; that adjustment took effect on February 1, 2019.
◦May 2019 - The BPU authorized SJG to spread the $65.5 million recovery of gas costs over a two-year period, resulting in a reduction in the BGSS rate effective May 15, 2019, and a one-time bill credit of approximately $24.0 million to adjust amounts collected to date to the two-year recovery period.
•2019-2020 BGSS year - In June 2019, SJG filed its annual BGSS filing with the BPU requesting a $27.6 million decrease in gas recoveries, which the BPU approved, on a provisional basis, in September 2019, effective October 1, 2019.

SJG's next filing for the 2020-2021 BGSS year will include the amounts disclosed related to SJG in Note 15 pertaining to a closed legal proceeding related to a gas supply contract.

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

For the preceding three years, regulatory actions regarding the CIP were as follows:

•2017-2018 CIP year - In June 2017, SJG filed its annual CIP filing with the BPU requesting a $0.2 million increase in revenues, which included a $1.1 million increase in non-weather related revenues and a $0.9 million decrease in weather related revenues. This request was approved by the BPU, on a provisional basis, in September 2017 and was approved in final form in May 2018.
•2018-2019 CIP year - In June 2018, SJG filed its annual CIP filing with the BPU requesting a $26.4 million decrease in revenues, which included a $22.4 million decrease in weather-related revenues and a $4.0 million decrease in non-weather related revenues. This request was approved by the BPU, on a provisional basis, in September 2018, effective October 2018, and was approved in final form in May 2019.
•2019-2020 CIP year - In June 2019, SJG filed its annual CIP filing with the BPU requesting a total $7.6 million net decrease in revenues, which included a $32.3 million decrease in non-weather related revenues and a $24.7 million increase in weather related revenues. This request was approved by the BPU, on a provisional basis, in September 2019, effective October 2019.

AIRP - In October 2016, the BPU approved an extension of the AIRP for a five-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. Pursuant to the Order, AIRP II investments are to be recovered through annual base rate adjustments.

For the preceding three years, regulatory actions regarding AIRP II were as follows:

•April 2017 - SJG filed its first annual petition, pursuant to the October 2016 BPU approval of the AIRP II, seeking a base rate adjustment to increase annual revenues by approximately $4.5 million to reflect the roll-in of $42.0 million of AIRP II investments made from October 1, 2016 through June 30, 2017.
•September 2017 - The BPU approved an increase in annual revenues from base rates of $5.0 million to reflect the roll-in of $46.1 million AIRP II investments made from October 2016 through June 2017, effective October 1, 2017.

•April 2018 - SJG submitted its second annual filing, seeking a base rate adjustment to increase annual revenues by approximately $6.6 million to reflect the roll-in of $60.4 million of AIRP II investments made from July 1, 2017 through June 30, 2018. This was approved in September 2018.
•April 2019 - SJG submitted its third annual filing seeking a base rate adjustment to increase annual revenues by approximately $6.5 million to reflect the roll-in of approximately $63.0 million of AIRP II investments placed in service from July 1, 2018 through June 30, 2019.
•September 2019 - The BPU approved an increase in annual revenues from base rates of $6.7 million to reflect the roll-in of $64.5 million of AIRP II investments made from July 2018 through June 2019, effective October 1, 2019.

SHARP - SHARP replaces low pressure distribution mains and services with high pressure mains and services in coastal areas that are susceptible to flooding during major storm events. SHARP investments are to be recovered through annual base rate adjustments.

For the preceding three years, regulatory actions regarding SHARP included the following:

•April 2017 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $4.0 million to reflect approximately $35.7 million of SHARP investments made from July 2016 through June 2017.
•September 2017 - The BPU approved an increase in annual revenues from base rates of $3.6 million to reflect the roll-in of $33.3 million SHARP investments made from July 2016 through June 2017, effective October 1, 2017.
•November 2017 - SJG filed a petition with the BPU for approval to continue its storm hardening efforts under a second phase of SHARP (“SHARP II”). Phase one of SJG’s initial SHARP expired in June of 2017. In its petition, SJG proposed a three-year program, with a total investment level of approximately $110.3 million, focused on four system enhancement projects within the coastal regions. SJG also proposed to recover the SHARP II through annual base rate adjustments, with no impact to customer bills until October 2019. This was approved by the BPU in May 2018 with a total of $100.3 million recoverable through SHARP II. Pursuant to the order, SHARP II investments are to be recovered through annual base rate adjustments.
•April 2019 - SJG submitted its first annual filing, pursuant to the May 2018 BPU approval of the SHARP II, seeking a base rate adjustment to increase annual revenues by approximately $3.0 million to reflect the roll-in of approximately $28.3 million of SHARP II investments placed in service during June 1, 2018 through June 30, 2019.
•September 2019 - The BPU approved an increase in annual revenues from base rates of $2.9 million to reflect the roll-in of $27.4 million of SHARP II investments made from June 2018 through June 2019, effective October 1, 2019.

EET - The BPU has authorized SJG to continue to offer EET/EEPs as discussed further below.

For the preceding three years, regulatory actions regarding the EET/EEP were as follows:

•January 2017 - The BPU approved SJG’s request to extend the expiration date of EEP III from August 2017 to December 2018, without any modification to the subprograms or the amount of the previously authorized budget of $36.3 million, inclusive of operation and maintenance expenses.
•June 2017 - SJG filed its annual EET filing, requesting a $3.0 million increase in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEPs.
•November 2017 - The BPU approved a revenue increase of $2.6 million associated with the eighth annual EET filing, effective December 1, 2017.
•March 2018 - SJG filed a petition with the BPU seeking to continue its existing EEP's, with modifications, and to implement new programs (the “EEP IV”) for a five-year period with a proposed budget of approximately $195.4 million and with the same rate recovery mechanism that exists for its current EEP's. Under its existing EEP's, SJG is permitted to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.
•June 2018 - SJG filed its annual EET rate adjustment petition, requesting a $1.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with its EEPs. This was approved by the BPU in January 2019, effective February 1, 2019.
•October 2018 - The BPU approved SJG's request to continue its existing EEPs with modifications, and to implement several new EEP's for a period of three years (EEP IV), with a total budget of $81.3 million and a revenue increase of $3.5 million, effective November 1, 2018.
•June 2019 - SJG filed its annual EET rate adjustment petition, requesting a $1.3 million increase in revenues to continue recovering the costs of, and the allowed return on, investments associated with its EEPs. This was approved by the BPU in January 2020, effective February 1, 2020.

SBC - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a RAC, the NJCEP and the USF program. SBC adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

For the preceding three years, regulatory actions regarding the SBC, with the exception of USF, which requires separate regulatory filings, were as follows:

•2017-2018 SBC filing - In July 2017, SJG made its annual filing requesting an $8.5 million increase in annual revenues. The BPU approved this filing in January 2018.
•2018-2019 SBC filing - In July 2018, SJG made its annual filing requesting a $3.4 million decrease in annual revenues. In March 2019, the BPU approved a $2.2 million decrease in annual revenues for this filing, with rates effective May 1, 2019.
•2019-2020 SBC filing - In July 2019, SJG made its annual filing requesting a net $3.9 million increase, including tax, in annual revenues. The matter is currently pending BPU approval.

RAC - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (see Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, "Environmental Remediation Cost Expended - Net." RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2019 and 2018, SJG reflected unamortized remediation costs of $156.3 million and $136.2 million, respectively, on the consolidated balance sheets under Regulatory Assets (see Note 11). Since implementing the RAC in 1992, SJG has recovered $154.2 million through rates.

CLEP - The CLEP recovers costs associated with SJG’s energy efficiency and renewable energy programs required under the NJCEP. For the preceding three years, regulatory actions regarding the CLEP were as follows:

•June 2017 - The BPU approved a NJCEP funding level of $344.7 million through June 2018, of which SJG was responsible for $12.7 million.
•June 2018 - The BPU approved a NJCEP funding level of $344.7 million through June 2019, of which SJG is responsible for $12.7 million.
•August 2019 - The BPU approved an update to the NJCEP funding level of $344.7 million through June 2020, of which SJG is responsible for $13.2 million.

USF - The USF is a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance Programs are collected from customers of all New Jersey electric and gas utilities. USF adjustments affect cash flows but do not directly affect revenue or earnings as related costs are deferred and recovered through rates on an on-going basis.

For the preceding three years, regulatory actions regarding the USF (separate from the RAC and CLEP portions of the SBC) were as follows:

•June 2017 - SJG made its annual USF filing, along with the State’s other gas utilities, proposing to decrease the statewide gas revenues by $16.3 million.  This proposal was designed to decrease SJG’s annual USF revenue by $2.0 million.
•September 2017 - The BPU approved the statewide budget of $38.3 million for all the State’s gas utilities.  SJG's portion of the total was approximately $3.2 million, resulting in a $2.2 million decrease to its USF recoveries effective October 1, 2017.
•June 2018 - SJG made its annual USF filing, along with the State's other gas utilities, proposing to decrease statewide electric and gas revenues by $10.4 million. This proposal included an increase to SJG's annual USF recoveries of $0.9 million.
•September 2018 - The BPU approved the statewide USF annual 2018-2019 budget for all of New Jersey's gas utilities. SJG's portion of the total is approximately $3.7 million, resulting in a $0.9 million increase to its USF recoveries, effective October 1, 2018.
•June 2019 - SJG made its annual USF filing, along with the State’s other gas utilities, proposing to decrease statewide gas revenues by $6.7 million. This proposal included an increase to SJG’s annual USF recoveries of $1.0 million.
•September 2019 - The BPU approved a statewide USF annual 2019-2020 budget for all the State’s gas utilities, which included an increase of approximately $1.0 million in SJG’s USF recoveries, effective October 1, 2019.

The BGSS, CIP and USF approvals discussed above do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

Other Regulatory Matters -

Unbundling - This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2019, 21,693 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition as the resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

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

In September 2018, the BPU granted final approval of SJG's request to implement changes in the corporate tax rate, from 35% to 21%, within SJG's base rate, in accordance with Tax Reform, including:

◦A final base rate adjustment to reflect an annual revenue reduction of approximately $25.9 million, effective April 1, 2018;
◦A one-time customer refund was issued in October 2018 of approximately $13.8 million, including interest, for over collected tax during the period January 1, 2018 through September 30, 2018; and
◦A customer refund of approximately $27.5 million for "Unprotected" EDIT through a separate tariff rider over a five-year period effective October 1, 2018.

In March 2019, SJG submitted a compliance filing, pursuant to the September 2018 Order, identifying the revised estimated EDIT balances and the proposed amortization and refund mechanism for the "Protected" EDIT Balance. The matter is still pending BPU approval.

In June 2019, SJG filed its first annual Tax Act Rider petition, pursuant to the September 2018 Order, requesting a rate adjustment to refund approximately $6.8 million related to SJG’s "Protected" and "Unprotected" EDIT. The matter is currently pending BPU approval.

Filings and petitions described above are still pending, unless otherwise indicated.

ETG:

As part of the Acquisition approval by the BPU, the Company was required to provide ETG customers with a credit of $15.0 million within ninety days of the Acquisition closing date, which was July 1, 2018. ETG provided a one-time bill credit to all customers by September 2018.

Rate Case - In April 2019, ETG filed a petition with the BPU requesting a base rate revenue increase to recognize the infrastructure investments made to maintain the safety and reliability of its natural gas system. In November 2019, the BPU issued an Order that permitted ETG to increase base rate revenues by $34.0 million with new rates in effect November 15, 2019. The Order also provides for an overall after-tax rate of return of approximately 6.5%, with a return on equity of approximately 9.6% and a common equity component of approximately 51.5%.

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

The current effective rate mechanisms reflected in ETG’s tariff are as follows:

IIP - Consistent with Acquisition approval, SJI was required to develop a plan, in concert with the BPU and the New Jersey Division of Rate Counsel, to address the replacement of ETG's aging infrastructure. In October 2018, ETG filed an IIP petition with the BPU pursuant to rules adopted by the BPU in December 2017 pertaining to utility infrastructure investments. The IIP petition sought authority to recover the costs associated with ETG's initial investment of approximately $518.0 million from 2019-2023 to, among other things, replace its cast-iron and low-pressure vintage main and related services. The IIP petition included a request for timely recovery of ETG's investment on a semi-annual basis through a separate rate mechanism.

In June 2019, the BPU approved a $300.0 million IIP effective July 1, 2019. The Order authorized the recovery of costs associated with ETG’s investments of approximately $300.0 million between 2019-2024 to replace its cast-iron and bare steel vintage main and related services. The Order provides for annual recovery of ETG's investments through a separate rate mechanism.

BGSS Clause - The BGSS for ETG is similar to that of SJG defined above. For the preceding two years, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the BGSS were as follows:

•May 2018 - The BPU approved, on a final basis, the provisional rates that were authorized by the BPU in its September 2017 Order, effective June 2018.
•May 2018 - ETG filed its annual BGSS filing with the BPU, requesting a $7.1 million decrease in gas cost recoveries. This was approved in September 2018.
•December 2018 - ETG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer, effective February 1, 2019; that adjustment took effect on February 1, 2019.
•May 2019 - ETG filed its annual BGSS filing with the BPU, requesting to maintain its current BGSS-P rate. As ETG requested to maintain its current rate there was no corresponding increase or decrease in gas cost recoveries requested. This was approved on a provisional basis effective October 1, 2019.

EEP - The EEP rate enables ETG to recover the costs of its EEP as authorized by the BPU. ETG’s EEP consists of a range of rebates and related offers, including, for example, various customer education and outreach initiatives, as well as an on-line customer dashboard, that are designed to encourage customers to conserve energy and to provide them with information on how to lower their gas bills. ETG has authorization from the BPU to offer its EEP through February 29, 2020 with a total budget of approximately $3.0 million.

For the preceding two years, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the EEP were as follows:

•June 2018 - ETG filed to extend its EEP through December 2019.
•August 2018 - The BPU approved a revenue increase of $1.2 million to an annual revenue of $2.2 million effective September 2018 to continue recovering the costs of, and the allowed return on, prior investments associated with its EEP.
•August 2018 - ETG filed its annual EEP rate adjustment petition, requesting a revenue increase of $1.3 million to an annual revenue of $2.2 million to continue recovering the costs of, and the allowed return on, prior investments associated with its EEP.
•October 2018 - The Board approved the extension of the EEP through February 2019, consistent in all other respects with the Board's April 2017 Order.
•January 2019 - ETG entered into a Stipulation with Board Staff and the New Jersey Division of Rate Counsel extending its EEP through February 29, 2020 at a total budget of approximately $3.0 million. The BPU approved in February 2019 the Stipulation.

•April 2019 - The BPU approved a revenue increase of $1.3 million associated with ETG’s annual EEP rate adjustment filing, effective May 1, 2019.
•July 2019 - ETG filed its annual EEP rate adjustment petition, requesting a $1.0 million increase in revenues to continue recovering the costs of, and the allowed return on, investments associated with its EEP. This matter is currently pending BPU approval.

WNC - The WNC rate allows ETG to implement surcharges or credits during the months of October through May to compensate for weather-related changes in customer usage from the previous winter period.

For the preceding two years, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the WNC were as follows:

•August 2018 - ETG filed its annual WNC rate adjustment petition, requesting a revenue decrease of $0.8 million to an annual revenue of $6.3 million to recover a deficiency from warmer than normal weather. This was approved in October 2018.
•July 2019 - ETG filed its annual WNC rate adjustment petition, requesting a $7.8 million decrease in revenues from the prior filing to return a net revenue excess of $1.6 million primarily due to colder than normal weather. The requested rate was approved, on a provisional basis, effective November 1, 2019.

OSMC - The OSMC rate is designed to flow back to ETG’s firm customers the margins received from on-system sales and transportation services.

For the preceding two years, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the OSMC were as follows:

•August 2018 - ETG filed its annual OSMC rate adjustment petition, requesting a revenue increase of $1.1 million. This was approved in October 2018.
•July 2019 - ETG filed its annual OSMC rate adjustment petition, requesting a $0.2 million decrease in revenues to return an over collection. The requested rate was approved on a provisional basis, effective November 1, 2019.

SBC - Similar to SJG, the SBC allows ETG to recover costs related to several BPU-mandated programs, including the RAC, the NJCEP and the USF program. SBC adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

RAC - The RAC is similar to that of SJG defined above. As of December 31, 2019, ETG had unamortized environmental remediation balance of $3.5 million on the consolidated balance sheet as a regulatory liability.

For the preceding two years, inclusive of the period following the Acquisition, regulatory actions regarding the RAC were as follows:

•August 2018 - ETG filed its annual RAC filing with the BPU, requesting a $6.9 million increase in RAC recoveries. This was approved in May 2019, effective June 1, 2019.
•October 2018 - The BPU authorized ETG to maintain the current rate with no change in RAC recoveries, effective November 2018.
•July 2019 - ETG filed its annual RAC rate adjustment petition, requesting a $6.1 million increase in revenues to continue recovering the costs of remediation. This matter is currently pending BPU approval.

CEP - The CEP recovers costs associated with State mandated NJCEP related to ETG’s energy efficiency and renewable energy programs. In August 2019, the BPU approved a NJCEP funding level of $344.7 million through June 2020, of which ETG is responsible for $11.5 million.

For the preceding two years, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the CEP were as follows:

•August 2018 - ETG filed its annual CEP rate adjustment petition, requesting a revenue decrease of $1.6 million to an annual revenue of $10.0 million to recovery costs mandated by the Board. This was approved in October 2018.
•July 2019 - ETG filed its annual CEP rate adjustment petition, requesting a $0.1 million decrease in revenues to return an over collection. The requested rate was approved, on a provisional basis, effective November 1, 2019.

USF - The USF is similar to that of SJG defined above.

For the preceding two years, inclusive of the period following the Acquisition of ETG by SJI, regulatory actions regarding the USF were as follows:

•June 2018 - ETG made its annual USF filing, along with the State’s other gas utilities, proposing to increase statewide electric and gas revenues by $7.2 million.  This proposal included an increase to ETG’s annual USF recoveries of $0.8 million.
•September 2018 - The BPU approved the statewide budget of $45.5 million for all the State's gas utilities. ETG’s portion of the total is approximately $4.8 million, resulting in a $0.8 million increase to its USF recoveries, effective October 1, 2018.
•June 2019 - ETG, along with the other NJ gas utilities, filed jointly for statewide USF and Lifeline rate increases. The estimated revenue increase for ETG is approximately $0.8 million.
•September 2019 - The BPU approved the statewide USF annual 2019-2020 budget for all the State’s gas utilities, which included an increase of approximately $0.8 million in ETG’s USF recoveries, effective October 1, 2019.

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

In June 2018, ELK filed a base rate case application with the MPSC. In January 2019, the Public Utility Law Judge issued a proposed ruling approving a settlement in which the parties agreed to a revenue increase of approximately 90,000, with a 9.8% return on equity and a 6.98% overall return. In February 2019, the Commission approved ELK's new rates effective February 20, 2019.

Currently effective rate mechanisms reflected in ELK's tariff include a PGA and RNA. The PGA is a cost pass through for cost incurred from purchasing gas supplies for customers. Over/under recoveries are reconciled annually. The Company earns no profits on the PGA. The RNA is applicable to residential and commercial heating customers having a stated monthly revenue per customer. The primary variance is due to weather. The RNA amounts are established in a rate case for each customer grouping based on normal weather and the resultant average revenues per customer. The revenue excess or deficiency is calculated monthly and trued-up on a rolling twelve-month basis.

As discussed in Note 1, in December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer for approximately $15.0 million, pending MPSC approval. This transaction is expected to close in the middle of 2020.

11. REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10 is integral to the following explanations of specific regulatory assets and liabilities.

The Utilities' Regulatory Assets consisted of the following items (in thousands):

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$156,279	$16,955	$—	$173,234
Liability for Future Expenditures	131,262	101,083	—	232,345
Insurance Recovery Receivables	—	(20,423)	—	(20,423)
Deferred Asset Retirement Obligation Costs	36,515	18,108	—	54,623
Deferred Pension Costs - Unrecognized Prior Service Cost	—	37,378	—	37,378
Deferred Pension and Other Postretirement Benefit Costs	72,010	1,825	—	73,835
Deferred Gas Costs - Net	49,469	5,301	293	55,063
SBC Receivable	1,478	—	—	1,478
Deferred Interest Rate Contracts	7,856	—	—	7,856
EET	12,877	—	—	12,877
Pipeline Supplier Service Charges	525	—	—	525
Pipeline Integrity Cost	6,516	—	—	6,516
AFUDC - Equity Related Deferrals	10,712	—	—	10,712
WNC	—	—	231	231
Other Regulatory Assets	10,678	9,004	—	19,682

Total Regulatory Assets	$496,177	$169,231	$524	$665,932

	December 31, 2018
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$136,227	$10,875	$—	$147,102
Liability for Future Expenditures	148,071	104,594	—	252,665
Deferred Asset Retirement Obligation Costs	31,096	—	—	31,096
Deferred Pension Costs - Unrecognized Prior Service Cost	—	40,612	14	40,626
Deferred Pension and Other Postretirement Benefit Costs	80,121	2,607	30	82,758
Deferred Gas Costs - Net	57,889	—	289	58,178
SBC Receivable	2,173	—	—	2,173
Deferred Interest Rate Contracts	5,867	—	—	5,867
EET	2,319	—	—	2,319
Pipeline Supplier Service Charges	617	—	—	617
Pipeline Integrity Cost	5,140	—	—	5,140
AFUDC - Equity Related Deferrals	13,914	—	—	13,914
WNC	—	3,210	139	3,349
Other Regulatory Assets	8,931	8,023	211	17,165

Total Regulatory Assets	$492,365	$169,921	$683	$662,969

Except where noted below, all regulatory assets are or are expected to be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, SBC Receivable, EET and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

Environmental Remediation Costs - SJG and ETG have regulatory assets associated with environmental costs related to the cleanup of environmental sites. SJG has 12 sites where SJG or its predecessors previously operated gas manufacturing plants, while ETG is subject to environmental remediation liabilities associated with five former manufactured gas plant sites in New Jersey. "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of ASC 980, as the BPU allows SJG and ETG to recover such expenditures through the RAC. "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites.  SJG and ETG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the consolidated balance sheets under the captions "Current Liabilities" (SJI and SJG) and "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs through the RAC over seven-year periods after they are incurred. Environmental remediation costs at ETG are recoverable from customers through the RAC approved by the BPU. "Insurance Recovery Receivables" represents an insurance settlement executed in the fourth quarter of 2019 with a third party. This settlement, which is expected to be received in installments through the end of 2021, will be returned to ETG's customers through the RAC. Of this total, $6.8 million was received by ETG in January 2020 (see Note 22).

Deferred ARO Costs - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation (see Note 1). The Deferred ARO Costs regulatory asset increased year over year due to revisions to the settlement timing, retirement costs, and changes to inflation and discount rates used to measure the expected retirement costs combined with the addition of ETG's ARO recorded through purchase accounting. Corresponding increases are made to the ARO liability (see Note 1), thus having no impact on earnings.

Deferred Pension Costs - Unrecognized Prior Service Cost - The BPU approved ETG to recover costs related to ETG's unrecognized prior service cost and actuarial gains/losses for pension and postretirement benefits. This ETG deferred asset is being amortized over 13.5 years for pension and over 7.7 years for postretirement benefits.

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

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (see Note 10). Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (see Note 16).

SBC Receivable - This regulatory asset primarily represents the deferred expenses incurred under the NJCEP, which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs(see Note 10).

Deferred Interest Rate Contracts - These amounts represent the market value of interest rate derivatives as discussed further in Note 16.

EET - The EET Regulatory Asset increased year over year due to expenditures in excess of recoveries.

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

WNC - The tariffs for ETG include a weather normalization clause that reduces customer bills when winter weather is colder than normal and increases customer bills when winter weather is warmer than normal.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates. Included in Other Regulatory Assets for SJG is the impact of the ERIP on SJG employees, see Note 1.

The Utilities' Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$16,333	$36,343	$—	$52,676
Excess Deferred Taxes	251,355	117,695	—	369,050
Deferred Revenues - Net	—	52	—	52
CIP Payable	6,794	—	—	6,794
Amounts to be Refunded to Customers	—	10,625	—	10,625
WNC	—	2,684	—	2,684
Other Regulatory Liabilities	—	1,037	—	1,037

Total Regulatory Liabilities	$274,482	$168,436	$0	$442,918

	December 31, 2018
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$20,805	$47,909	$1,393	$70,107
Excess Deferred Taxes	259,863	118,757	1,231	379,851
Deferred Revenues - Net	—	3,188	—	3,188
CIP Payable	5,871	—	—	5,871
Amounts to be Refunded to Customers	—	17,039	—	17,039
Other Regulatory Liabilities	—	2,443	—	2,443

Total Regulatory Liabilities	$286,539	$189,336	$2,624	$478,499

Excess Plant Removal Costs - The Utilities accrue and collect for cost of removal of utility property. This regulatory liability represents customer collections in excess of actual expenditures, which will be returned to customers as a reduction to depreciation expense. The Excess Plant Removal Costs Liability decreased year over year primarily due to the actual removal costs exceeding the collections in 2019.

Excess Deferred Taxes - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017 (See Notes 1 and 4). The decrease in this regulatory liability year over year is related to excess tax amounts returned to customers through customer billings. The Unprotected amount of excess deferred taxes of $26.1 million will be returned to customers over a five year period. The determination of the treatment for the remaining amount of excess deferred taxes will be deferred until SJG's next base rate case as approved by the BPU. (See Note 10).

Deferred Revenues - Net - Over/under collections of gas costs are monitored through the ETG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.

CIP Payable - The CIP tracking mechanism at SJG adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was more than the established baseline during 2019, resulting in a regulatory liability. This is primarily the result of cold weather experienced in the region.

WNC - The tariffs for ETG include a WNC that reduces customer bills when winter weather is colder than normal and increases customer bills when winter weather is warmer than normal. The overall reduction of ETG's weather normalization from a $3.2 million regulatory asset at December 31, 2018 to a $2.7 million regulatory liability at December 31, 2019, was due to warmer weather.

Amounts to be Refunded to Customers - See "AMA" section in Note 1.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. SJG participates in the defined benefit pension plans and other postretirement benefit plans of SJI. For non-ETG and ELK employees, participation in the Company's qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI's defined contribution plan. As part of the Acquisition, SJI acquired the entities' existing pension and other post-employment plans. The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees that is funded in accordance with the requirements of the ERISA. Approximately 35% and 34% of SJI's and SJG's current, full-time, regular employees, respectively, will be entitled to annuity payments upon retirement. The Company also provides certain non-qualified benefit and defined contribution pensions plans for a selected group of the Company's management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, SJI provides health care and life insurance benefits for eligible retired employees through a postretirement benefit plan.

Net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits
	2019	2018	2017
Service Cost	$5,583	$6,442	$4,989
Interest Cost	17,294	13,778	11,772
Expected Return on Plan Assets	(20,195)	(18,672)	(14,105)
Amortizations:
Prior Service Cost	105	116	131
Actuarial Loss	9,550	11,528	10,282
Net Periodic Benefit Cost	12,337	13,192	13,069
Curtailment and Special Termination Costs	955	7,324	—
Capitalized Benefit Costs	(2,008)	(2,243)	(4,723)
Deferred Benefit Costs	(2,411)	(1,987)	(527)
Total Net Periodic Benefit Expense	$8,873	$16,286	$7,819

SJI (includes SJG and all other consolidated subsidiaries):	Other Postretirement Benefits
	2019	2018	2017
Service Cost	$533	$945	$910
Interest Cost	2,884	2,430	2,418
Expected Return on Plan Assets	(4,571)	(4,286)	(3,411)
Amortizations:
Prior Service Credits	(561)	(344)	(344)
Actuarial Loss	1,163	903	1,238
Net Periodic Benefit (Credit) Cost	(552)	(352)	811
Curtailment and Special Termination Costs	—	1,286	(106)
Capitalized Benefit Costs	(201)	(290)	(46)
Deferred Benefit Costs	357	580	—
Total Net Periodic Benefit (Income) Expense	$(396)	$1,224	$659

Net periodic benefit cost related to the SJG employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJG:	Pension Benefits
	2019	2018	2017
Service Cost	$3,621	$5,073	$4,303
Interest Cost	11,067	10,010	9,925
Expected Return on Plan Assets	(11,028)	(12,513)	(11,366)
Amortization:
Prior Service Cost	95	112	127
Actuarial Loss	8,224	10,074	8,692
Net Periodic Benefit Cost	11,979	12,756	11,681
Capitalized Benefit Costs	(1,437)	(1,943)	(4,723)
Affiliate SERP Allocations	(3,541)	(3,861)	(2,235)
Deferred Benefit Costs	(2,411)	(1,987)	(527)
Total Net Periodic Benefit Expense	$4,590	$4,965	$4,196

SJG:	Other Postretirement Benefits
	2019	2018	2017
Service Cost	$343	$583	$582
Interest Cost	1,863	1,698	1,897
Expected Return on Plan Assets	(3,220)	(3,449)	(3,101)
Amortization:
Prior Service Credits	(474)	(257)	(257)
Actuarial Loss	1,042	695	972
Net Periodic Benefit (Credit) Cost	(446)	(730)	93
Capitalized Benefit Costs	(155)	(257)	(46)
Deferred Benefit Costs	357	580	—
Total Net Periodic Benefit (Income) Expense	$(244)	$(407)	$47

Curtailment and Special Termination Costs reflected in the tables above relate to the ERIP offered in 2018 as discussed in Note 1. Capitalized benefit costs reflected in the tables above relate to the Utilities' construction programs. Effective January 1, 2018, SJI and SJG adopted FASB ASU 2017-07 which stipulates that only the service cost component of net benefit cost is eligible for capitalization. In SJG's rate case settlement in October 2017, the BPU allowed deferral until the next base rate case of incremental expense associated with the adoption.

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

Details of the activity within the Regulatory Asset and AOCL associated with Pension and Other Postretirement Benefits are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2018	$64,969	$13,242	$53,932	$3,506

Amounts Arising during the Period:
Net Actuarial Gain (Loss)	8,637	5,662	(5,953)	(1,819)
Prior Service Credit	70	(3,247)	—	(2,471)
Other (Curtailments, Settlements, Special Termination)	—	—	—	1,586
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,025)	(695)	(5,450)	(199)
Prior Service (Credits) Cost	(112)	257	(4)	84

Balance at December 31, 2018	67,539	15,219	42,525	687

Amounts Arising during the Period:
Net Actuarial (Loss) Gain	(404)	(2,400)	12,865	311
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,456)	(1,042)	(4,094)	(121)
Prior Service Cost	(95)	474	(11)	87

Balance at December 31, 2019	$61,584	$12,251	$51,285	$964

SJG:	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2018	$64,969	$13,242	$39,356	$—

Amounts Arising during the Period:
Net Actuarial Gain (Loss)	6,590	5,071	(911)	—
Prior Service Credit (Cost)	70	(3,247)	—	—
Other (Curtailments, Settlements, Special Termination)	—	—	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,025)	(695)	(4,049)	—
Prior Service (Cost) Credit	(111)	257	—	—

Balance at December 31, 2018	65,493	14,628	34,396	—

Amounts Arising during the Period:
Net Actuarial Gain (Loss)	726	(2,718)	10,562	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,456)	(1,042)	(2,768)	—
Prior Service (Cost) Credit	(95)	474	—	—

Balance at December 31, 2019	$60,668	$11,342	$42,190	$—

The estimated costs that will be amortized from Regulatory Assets for SJI and SJG into net periodic benefit costs in 2020 are as follows (in thousands):

SJI and SJG (costs (credits) are the same for both entities):	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$95	$(474)
Net Actuarial Loss	$5,385	$665

The estimated costs that will be amortized from SJI and SJG AOCL into net periodic benefit costs in 2020 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
SJI (includes SJG and all other consolidated subsidiaries):
Prior Service Cost/(Credit)	$11	$(102)
Net Actuarial Loss	$5,091	$104

SJG:
Prior Service Cost/(Credit)	$—	$—
Net Actuarial Loss	$3,696	$—

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits		Other Postretirement Benefits

	2019	2018	2019	2018
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$402,156	$316,289	$69,511	$62,283
Acquisition Opening Obligation	—	100,362	—	13,195
Service Cost	5,583	6,442	533	945
Interest Cost	17,294	13,778	2,884	2,430
Actuarial Loss (Gain)	44,047	(26,274)	5,228	(3,534)
Retiree Contributions	—	—	59	265
Plan Amendments	955	7,394	—	(3,012)
Benefits Paid	(30,662)	(15,835)	(4,556)	(3,061)
Benefit Obligation at End of Year	$439,373	$402,156	$73,659	$69,511

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$287,220	$216,065	$70,531	$57,922
Acquisition Beginning Fair Value	—	94,685	—	15,659
Actual Return on Plan Assets	51,812	(10,399)	11,990	(3,050)
Employer Contributions	4,127	2,704	4,498	2,796
Retiree Contributions	—	—	59	265
Benefits Paid	(30,662)	(15,835)	(4,556)	(3,061)
Fair Value of Plan Assets at End of Year	$312,497	$287,220	$82,522	$70,531

Funded Status at End of Year:	$(126,876)	$(114,936)	$8,863	$1,020
Amounts Related to Unconsolidated Affiliate	(2)	(147)	233	320
Accrued Net Benefit (Cost) Credit at End of Year	$(126,878)	$(115,083)	$9,096	$1,340

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(3,727)	$(3,631)	$—	$—
Noncurrent Liabilities	(123,151)	(111,452)	9,096	1,340
Net Amount Recognized at End of Year	$(126,878)	$(115,083)	$9,096	$1,340

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credits)	$292	$162	$(5,290)	$(5,765)
Net Actuarial Loss	61,292	67,377	17,541	20,984
	$61,584	$67,539	$12,251	$15,219

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credits)	$32	$268	$(1,619)	$(1,707)
Net Actuarial Loss	51,253	42,257	2,583	2,394
	$51,285	$42,525	$964	$687

SJG:			Other
	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$264,823	$269,066	$44,882	$49,098
Service Cost	3,621	5,073	343	583
Interest Cost	11,067	10,010	1,863	1,698
Actuarial Loss (Gain)	24,020	(13,009)	3,481	(1,271)
Retiree Contributions	—	—	6	143
Plan Amendments	—	4,169	—	(3,247)
Benefits Paid	(17,014)	(10,486)	(3,269)	(2,122)
Benefit Obligation at End of Year	$286,517	$264,823	$47,306	$44,882
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$160,285	$174,277	$49,770	$52,663
Actual Return on Plan Assets	23,760	(6,175)	9,419	(2,893)
Employer Contributions	3,927	2,669	3,264	1,979
Retiree Contributions	—	—	6	143
Benefits Paid	(17,013)	(10,486)	(3,269)	(2,122)
Fair Value of Plan Assets at End of Year	$170,959	$160,285	$59,190	$49,770

Funded Status at End of Year:
Accrued Net Benefit (Cost) Credit at End of Year	$(115,558)	$(104,538)	$11,884	$4,888
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(3,693)	$(3,597)	$—	$—
Noncurrent Liabilities	(111,865)	(100,941)	11,884	4,888
Net Amount Recognized at End of Year	$(115,558)	$(104,538)	$11,884	$4,888
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credits)	$292	$163	$(5,290)	$(5,765)
Net Actuarial Loss	60,376	65,330	16,632	20,393
Net Amount Recognized at End of Year	$60,668	$65,493	$11,342	$14,628
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$42,190	$34,396	$—	$—

The PBO and ABO of SJI's qualified employee pension plans were $354.9 million and $335.6 million, respectively, as of December 31, 2019; and $329.2 million and $309.4 million, respectively, as of December 31, 2018.  The ABO of these plans exceeded the value of the plan assets as of December 31, 2019 and 2018.  The value of these assets were $312.5 million and $287.2 million as of December 31, 2019 and 2018, respectively, and can be seen in the SJI table above under "Change in Plan Assets." The PBO and ABO for SJI's non-funded SERP were $84.5 million and $80.5 million, respectively, as of December 31, 2019; and $73.0 million and $69.5 million, respectively, as of December 31, 2018. SJI's SERP obligation is reflected in the tables above and has no assets.

The PBO and ABO of SJG's qualified employee pension plans were $199.3 million and $188.1 million, respectively, as of December 31, 2019; and $188.1 million and $176.8 million, respectively, as of December 31, 2018. The ABO of these plans exceeded the value of the plan assets as of December 31, 2019 and 2018. The value of these assets were $171.0 million and $160.3 million as of December 31, 2019 and 2018, respectively, and can be seen in the SJG table above under "Change in Plan Assets." The PBO and ABO for SJG's non-funded SERP were $84.1 million and $80.1 million, respectively, as of December 31, 2019; and $72.6 million and $69.1 million, respectively, as of December 31, 2018. SJG's SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations for SJI and SJG at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Discount Rate	3.49%	4.39%	3.43%	3.63%
Rate of Compensation Increase	3.00%	3.50%	3.00%	3.50%

The weighted-average assumptions used to determine net periodic benefit cost (credit) for SJI and SJG for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount Rate	4.39%	3.73%	4.30%	4.31%	4.13%	4.13%
Expected Long-Term Return on Plan Assets	7.25%	7.25%	7.25%	6.75%	6.75%	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

In 2014, the SOA released new mortality tables (RP-2014), which the Company adopted as of December 31, 2014. Since then, the SOA has updated the mortality projection on an annual basis. The Company utilizes the most current projection tables available. The obligations as of December 31, 2019, 2018 and 2017, disclosed herein, reflect the use of the updated projection tables applicable to those years.

The discount rates used to determine the benefit obligations at December 31, 2019 and 2018, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

 PLAN ASSETS - SJI's and SJG's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  SJI and SJG have implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 40-70 percent U.S. equity securities, 10-25 percent international equity securities, 25-60 percent fixed income investments, and 0-20 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap and mid-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2019.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2019, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, which will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJI's and SJG's pension plan assets at December 31, 2019 and 2018 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2019
Cash / Cash Equivalents:
Cash	$2,493	$2,493	$—	$—
STIF-Type Instrument (a)	1,702	1,676	26	—
Equity securities:
U.S. Large-Cap (b)	30,863	30,863	—	—
U.S. Mid-Cap (b)	5,862	5,862	—	—
U.S. Small-Cap (b)	3,958	3,958	—	—
International (b)	33,523	33,523	—	—
Fixed Income:
Guaranteed Insurance Contract (c)	2,756	—	—	2,756
Core Plus Fixed Income (d)	23,664	17,132	$6,532	—
Subtotal Fair Value	$104,821	$95,507	$6,558	$2,756
Measured at net asset value practical expedient:
Private Equity Fund (e)	$9,650
Common/Collective Trust Funds - Real Estate (f)	11,190
	20,840
Other Common/Collective Trust Funds (g):
Cash/Cash Equivalents	23,965
Equity Securities - U.S.	1,421
	25,386
Subtotal measured at net asset value practical expedient	46,226

Items to reconcile to fair value of plan assets:
Pension Trust Receivables (h)	161,450

Total Fair Value	$312,497

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2018
Cash / Cash Equivalents:
Cash	$92,224	$92,224	$—	$—
STIF-Type Instrument (a)	1,653	—	1,653	—
Equity securities:
U.S. Large-Cap (b)	13,684	13,684	—	—
U.S. Mid-Cap (b)	1,502	1,502	—	—
International (b)	2,327	2,327	—	—
Fixed Income:
Guaranteed Insurance Contract (c)	8,453	—	—	8,453
Subtotal Fair Value	$119,843	$109,737	$1,653	$8,453

Measured at net asset value practical expedient:
Private Equity Fund (e)	$8,867
Common/Collective Trust Funds - Real Estate (f)	9,737
	18,604
Other Common/Collective Trust Funds (g):
Cash/Cash Equivalents	696
Equity Securities - U.S.	63,418
Equity Securities - International	33,391
Fixed Income	51,268
	148,773
Subtotal measured at net asset value practical expedient	$167,377

Total Fair Value	$287,220

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2019:
Cash / Cash Equivalents:
Cash	$1,482	$1,482	$—	$—
STIF-Type Instrument (a)	21	—	21	—
Fixed Income:
Guaranteed Insurance Contract (c)	2,216	—	—	2,216
Subtotal Fair Value	$3,719	$1,482	$21	$2,216

Measured at net asset value practical expedient:
Private Equity Fund (e)	$7,761
Common/Collective Trust Funds - Real Estate (f)	8,999
	16,760
Other Common/Collective Trust Funds (g):
Cash/Cash Equivalents	19,273
Equity Securities - U.S.	1,143
	20,416
Subtotal measured at net asset value practical expedient	37,176

Items to reconcile to fair value of plan assets:
Pension Trust Receivables (h)	130,064

Total Fair Value	$170,959

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2018:
Cash / Cash Equivalents:
Cash	$19	$19	$—	$—
STIF-Type Instrument (a)	1,359	—	1,359	—
Equity securities:
U.S. Large-Cap (b)	11,247	11,247	—	—
U.S. Mid-Cap (b)	1,234	1,234	—	—
International (b)	1,912	1,912	—	—
Fixed Income:
Guaranteed Insurance Contract (c)	6,947	—	—	6,947
Subtotal Fair Value	$22,718	$14,412	$1,359	$6,947

Measured at net asset value practical expedient:
Private Equity Fund (e)	$7,288
Common/Collective Trust Funds - Real Estate (f)	8,003
	15,291
Other Common/Collective Trust Funds (g):
Cash/Cash Equivalents	572
Equity Securities - U.S.	52,123
Equity Securities - International	27,444
Fixed Income	42,137
	122,276
Subtotal measured at net asset value practical expedient	$137,567

Total Fair Value	$160,285

(a)This category represents short-term investment funds held for the purpose of funding disbursement payment arrangements.  Underlying assets are valued based on quoted prices in active markets, or where quoted prices are not available, based on models using observable market information. Since not all values can be obtained from quoted prices in active markets, these funds are classified as Level 2 investments.

(b)This category of equity investments represents a managed portfolio of common stock investments in five sectors: telecommunications, electric utilities, gas utilities, water and energy. These common stocks are actively traded on exchanges and price quotes for these shares are readily available. These common stocks are classified as Level 1 investments.

(c)This category represents SJI’s Group Annuity contracts with a nationally recognized life insurance company. The contracts are the assets of the plan, while the underlying assets of the contracts are owned by the contract holder. Valuation is based on a formula and calculation specified within the contract. Since the valuation is based on the reporting entity’s own assumptions, these contracts are classified as Level 3 investments.

(d)This category represents investments using a value-oriented fixed income strategy that invests primarily in a diversified mix of U.S. dollar-denominated investment-grade fixed income securities, with a predominant focus on investment-grade securities across all market sectors and maturities, as well as other alternatives such as high-yield bonds, emerging markets debt, and non-dollar bonds.
(e)This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds. Fund valuations are reported on a 90 to 120 day lag and, therefore, the value reported herein represents the market value as of June or September 30, 2019 and 2018, respectively, with cash flow changes through December applied. The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.

(f)This category represents real estate common/collective trust fund investments through a commingled employee benefit trust. These commingled funds are part of a direct investment in a pool of real estate properties. These funds are valued by investment managers on a periodic basis using pricing models that use independent appraisals from sources with professional qualifications.

(g)This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate). These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets. Also included in these funds are interest rate swaps, asset backed securities, mortgage backed securities and other investments with observable market values.

(h)Primarily receivables for investment securities sold.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

SJI (includes SJG and all other consolidated subsidiaries):	Guaranteed	Private
	Insurance	Equity	Real
	Contract	Funds	Estate	Total

Balance at January 1, 2018	$9,211	$—	$—	$9,211
Actual return on plan assets:
Relating to assets still held at the reporting date	(53)	—	—	(53)
Relating to assets sold during the period	13	—	—	13
Purchases, Sales and Settlements	(718)	—	—	(718)
Balance at December 31, 2018	8,453	—	—	8,453
Actual return on plan assets:		—	—	—
Relating to assets still held at the reporting date	144	—	—	144
Relating to assets sold during the period	226	—	—	226
Purchases, Sales and Settlements	(6,067)	—	—	(6,067)
Balance at December 31, 2019	$2,756	$—	$—	$2,756

SJG:	Guaranteed Insurance Contract	Private Equity Funds	Real Estate	Total
Balance at January 1, 2018	$7,429	$—	$—	$7,429
Actual return on plan assets:
Relating to assets still held at the reporting date	98	—	—	98
Relating to assets sold during the period	11	—	—	11
Purchases, Sales and Settlements	(591)	—	—	(591)
Balance at December 31, 2018	$6,947	$—	$—	$6,947
Actual return on plan assets:
Relating to assets still held at the reporting date	(34)	—	—	(34)
Relating to assets sold during the period	182	—	—	182
Purchases, Sales and Settlements	(4,879)	—	—	(4,879)
Balance at December 31, 2019	$2,216	$—	$—	$2,216

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

The fair values of SJI's and SJG's other postretirement benefit plan assets at December 31, 2019 and 2018 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2019:
Cash	$2,020	$2,020	$—	$—
Equity Securities:
U.S. Large-Cap (a)	5,585	5,585	—	—
U.S. Mid-Cap (a)	1,038	1,038	—	—
U.S. Small-Cap (a)	695	695	—	—
U.S. International (a)	5,915	5,915	—	—
Fixed Income:
Core Plus Fixed Income (c)	1,529	777	752	—
Mutual Funds - Bonds (a)	2,588	2,588	—	—
Other Types of Investments:
STIF-Type Instrument	99	99	—	—
Subtotal Fair Value	$19,469	$18,717	$752	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$15,820
Subtotal measured at net asset value practical expedient	$15,820

Items to reconcile to fair value of plan assets:
Pension Trust Receivables (d)	$47,233

Total Fair Value	$82,522

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2018:
Cash	$16,720	$16,720	$—	$—
Other Types of Investments:
Mutual Funds - REITS (a)	$822	$822	$—	$—
Subtotal Fair Value	$17,542	$17,542	$—	$—

Measured at net asset value practical expedient:
Common/Collective Trust Funds (b):
Equity Securities - U.S.	$14,069
Equity Securities - International	9,720
Fixed Income	15,315
Company Owned Life Insurance (b)	13,885
Subtotal measured at net asset value practical expedient	$52,989

Total Fair Value	$70,531

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2019
Cash	$1,895	$1,895	$—	$—
Subtotal Fair Value	$1,895	$1,895	$—	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	14,843
Subtotal measured at net asset value practical expedient	$14,843

Items to reconcile to fair value of plan assets:
Pension Trust Receivables (d)	42,452

Total Fair Value	$59,190

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2018
Cash	$859	$859	$—	$—
Other Types of Investments:
Mutual Funds - REITS (a)	$740	$740	$—	$—
Subtotal Fair Value	$1,599	$1,599	$—	$—

Measured at net asset value practical expedient:
Common/Collective Trust Funds (b):
Equity Securities - U.S.	$12,645
Equity Securities - International	8,735
Fixed Income	13,764
Company Owned Life Insurance (b)	13,027
Subtotal measured at net asset value practical expedient	$48,171

Total Fair Value	$49,770

(a)This category represents mutual fund investments. The mutual funds are actively traded on exchanges and price quotes for the shares are readily available. These mutual funds are classified as Level 1 investments.

(b)This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate). These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets. Also included in these funds are interest rate swaps, asset backed securities, mortgage backed securities and other investments with observable market values. This category also represents Company-owned life insurance policies with a nationally known life insurance company. The value of these policies is backed by a series of common/collective trust funds held by the insurance carrier.

(c)This category represents investments using a value-oriented fixed income strategy that invests primarily in a diversified mix of U.S. dollar-denominated investment-grade fixed income securities, with a predominant focus on investment-grade securities across all market sectors and maturities, as well as other alternatives such as high-yield bonds, emerging markets debt, and non-dollar bonds.

(d)Primarily receivables for investment securities sold.

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits	Other Postretirement Benefits
2020	$23,181	$5,574
2021	$22,520	$5,519
2022	$23,234	$5,414
2023	$23,795	$5,283
2024	$24,434	$5,009
2025 - 2029	$131,577	$21,397

SJG:	Pension Benefits	Other Postretirement Benefits
2020	$13,078	$3,818
2021	$13,464	$3,747
2022	$13,890	$3,666
2023	$14,319	$3,598
2024	$14,985	$3,415
2025 - 2029	$84,989	$14,366

CONTRIBUTIONS - SJI contributed $10.0 million to the pension plans in January 2017, of which SJG contributed $8.0 million. SJI and SJG did not make contributions to its employee pension plans in 2018 or 2019. Payments related to the unfunded SERP plan for SJI and SJG in 2019, 2018 and 2017 were $4.1 million, $2.7 million and $2.4 million, respectively. SERP payments for SJI and SJG are expected to approximate $3.7 million in 2020. Prior to the base rate case settlement in October 2017, SJG also had a regulatory obligation to contribute approximately $3.6 million annually to its other postretirement benefit plans’ trusts, less direct costs incurred. The October 2017 rate case settlement allows SJG to modify the future requirement level up to a limit that represents full funding of its obligation and to the maximum tax deduction allowed.

As part of the Acquisition, SJI acquired the existing pension and other post-employment benefit plans.  The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees.  The qualified pension plan is funded in accordance with requirements of the ERISA.  The Company also provides certain non-qualified defined benefit and defined contribution pension plans for a selected group of the Company's management and highly compensated employees.  Benefits under these non-qualified pension plans are funded on a cash basis.  In addition,  the entities also have a postretirement benefit plan, which provides certain medical care and life insurance benefits for eligible retired employees through a postretirement benefit plan.  In 2018, SJI's Pension and Other Postretirement Benefits Liabilities balance was increased by $3.2 million, which is the fair value of the acquired ETG and ELK Pension and Other Postretirement Benefits Liabilities at the time of the acquisition. The value of ETG and ELK's Pension and Other Postretirement Benefits Liabilities as of December 31, 2018 is $5.1 million.

DEFINED CONTRIBUTION PLAN - SJI and SJG offer a Savings Plan to eligible employees.  For employees eligible for participation in the defined benefit pension plan, SJI and SJG match 50% of participants' contributions up to 6% of base compensation. For employees who are not eligible for participation in the defined benefit pension plans, SJI and SJG match 50% of participants' contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,500, if 10 or fewer years of service, or $2,000, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan for SJI approximated $3.4 million, $3.3 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $1.2 million, $1.8 million and $1.6 million for SJG for the years ended December 31, 2019, 2018 and 2017, respectively.

13. LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2019 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$432,600	(A)	$67,400	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2020
Term Loan Credit Agreement	100,000	100,000		—	September 2020

Total SJI	650,000	582,600		67,400

SJG:

Commercial Paper Program/Revolving Credit Facility	200,000	172,100	(B)	27,900	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2020

Total SJG	210,000	172,100		37,900

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	105,300	(C)	94,700	June 2021

Total	$1,060,000	$860,000		$200,000

(A) Includes letters of credit outstanding in the amount of $9.5 million.
(B) Includes letters of credit outstanding in the amount of $0.8 million.
(C) Includes letters of credit outstanding in the amount of $1.0 million.

For SJI, the $860.0 million of usage in the table above, less the letters of credit noted in (A)-(C), equal the $848.7 million recorded as Notes Payable on the consolidated balance sheet as of December 31, 2019. For SJG, the $172.1 million of usage in the table above, less the letters of credit noted in (B), equal the $171.3 million recorded as Notes Payable on the balance sheet as of December 31, 2019.

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

SJI (as a guarantor to ELK's obligation under this revolving credit agreement), ETG and ELK (as Borrowers) have a $200.0 million, two-year revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($190.0 million for ETG; $10.0 million for ELK, which was amended during 2019 pursuant to Section 2.03(b) of the Second Amendment to Two-Year Revolving Credit Agreement and Extension Agreement), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). In June 2019, this revolving credit agreement was amended to add SJIU as an additional Borrower and to extend the termination date from June 2020 to June 2021. This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. ETG and ELK were in compliance with this covenant at December 31, 2019.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of December 31, 2019. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (which includes SJG and ETG/ELK), which changes daily, was 2.67%, 3.32% and 2.46% at December 31, 2019, 2018 and 2017, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 1.99%, 2.96% and 1.88% at December 31, 2019, 2018 and 2017, respectively.

SJI's average borrowings outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the years ended December 31, 2019 and 2018 were $560.2 million and $265.5 million, respectively. The maximum amounts outstanding under these credit facilities (which includes SJG and ETG/ELK), not including letters of credit, during the years ended December 31, 2019 and 2018 were $907.5 million and $497.0 million, respectively.

SJG's average borrowings outstanding under its credit facilities, not including letters of credit, during the years ended December 31, 2019 and 2018 were $113.3 million and $86.0 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the years ended December 31, 2019 and 2018 were $196.5 million and $177.0 million, respectively.

The SJI and the Utilities principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of December 31, 2019. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of December 31, 2019.

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

14. LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2019	2018
Long-Term Debt (A):
SJG:
First Mortgage Bonds: (B)
5.587%	Series due 2019 (C)	—	10,000
3.00%	Series due 2024 (D)	50,000	50,000
3.03%	Series due 2024 (E)	35,000	35,000
3.63%	Series due 2025 (F)	5,455	6,364
4.84%	Series due 2026 (G)	15,000	15,000
4.93%	Series due 2026 (H)	45,000	45,000
4.03%	Series due 2027 (H)	45,000	45,000
4.01%	Series due 2030 (I)	34,000	42,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032 (J)	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
3.00%	Series due 2047	200,000	200,000
Series A 2006 Bonds at variable rates due 2036 (K)		24,900	24,900
SJG Term Loan (L)		400,000	310,000
Total SJG Long-Term Debt Outstanding (T)		$971,355	$900,264
Less SJG Current Maturities		(417,909)	(18,909)
Total SJG Long-Term Debt (T)		$553,446	$881,355

SJI:
3.30%	Series due 2019 (M)	—	60,000
3.30%	Series due 2019 (M)	—	30,000
3.30%	Series due 2019 (M)	—	50,000
3.71%	Series C 2012 Notes due 2022	35,000	35,000
3.47%	Series due 2024	25,000	25,000
3.71%	Series due 2027	25,000	25,000
3.57%	Series 2017A-2 due 2025	25,000	25,000
3.81%	Series 2017B-2 due 2028	25,000	25,000
3.43%	Series 2018A due 2021	90,000	90,000
4.07%	Series 2018B due 2028	80,000	80,000
4.17%	Series 2018C due 2030	80,000	80,000
5.625%	Junior Subordinated Notes due 2079 (N)	200,000	$—
Series Notes at variable rates due 2019 (M)		—	40,000
Series Notes at variable rates due 2019 (M)		—	60,000
South Jersey Industries Term Loan at variable rates due 2020 (O)		50,000	50,000
Convertible Equity Units (M, P)		287,500	287,500
Series 2018D Notes at variable rates due 2019 (Q)		—	475,000
ETG:
First Mortgage Bonds
4.02%	Series 2018A-1 due 2028 (R)	50,000	50,000
4.22%	Series 2018A-2 due 2033 (R)	55,000	55,000
4.29%	Series 2018A-3 due 2038 (R)	150,000	150,000

4.37%	Series 2018A-4 due 2048 (R)	200,000	200,000
4.52%	Series 2018A-5 due 2058 (R)	75,000	75,000
2.84%	Series 2019 A-1 due 2029 (S)	40,000	—
2.84%	Series 2019 A-2 due 2029 (S)	35,000	—
2.94%	Series 2019 A-3 due 2031 (S)	25,000	—
2.94%	Series 2019 A-4 due 2031 (S)	45,000	—
Total SJI Consolidated Long-Term Debt Outstanding (T)		$2,568,855	$2,867,764
Less SJI Consolidated Current Maturities		(467,909)	(733,909)
Total SJI Consolidated Long-Term Debt (T)		$2,100,946	$2,133,855

(A) Long-term debt maturities for SJI for the succeeding five years are as follows (in thousands): 2020: $467,909; 2021: $405,409; 2022: $66,084; 2023: $40,084; and 2024: $65,084. Long-term debt maturities for SJG for the succeeding five years are as follows (in thousands): 2020: $417,909; 2021: $27,909; 2022: $31,084; 2023: $40,084; and 2024: $40,084. Regarding the debt that is due within one year, the Company has intentions to either pay down or refinance this debt, see Note 1.

(B) SJG has a First Mortgage Indenture, which provides for the issuance by SJG of bonds, notes or other securities that are secured by a lien on substantially all of the operating properties and franchises of SJG.

(C) In 2019, SJG retired $10.0 million of 5.587% MTN's.

(D)SJG has $50.0 million of 3.00% MTN's, with $10.0 million due annually beginning September 2020 with the final payment due September 2024.

(E)SJG has $35.0 million of 3.03% MTN's, with $7.0 million due annually beginning November 2020 with the final payment due November 2024.

(F)SJG pays $0.9 million annually toward the principal amount of 3.63% MTN's, with the final payment to be made December 2025. As such, $0.9 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(G)SJG has $15.0 million of 4.84% MTN's, with $2.5 million due annually beginning March 2021 with the final payment due March 2026.

(H)SJG has $45.0 million of 4.93% MTN's, with $7.5 million due annually beginning June 2021 with the final payment due June 2026. SJG also has $45.0 million of 4.03% MTN's, with $9.0 million due annually beginning in December 2023 with the final payment due in December 2027.

(I) SJG initially entered into $42.0 million of 4.01% MTN's with several due dates, as follows: $8.0 million paid November 2019; $2.0 million due November 2025; $3.0 million due November 2026; $8.0 million due November 2027; and $7.0 million each due November 2028, 2029 and 2030.

(J) SJG has $35.0 million of 3.74% MTN's, with $3.175 million due annually beginning April 2022 with final payment due April 2032.

(K) These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2019 was 1.05%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August 2021. These bonds contain no financial covenants.

(L) In October 2018, SJG entered into an unsecured, $400.0 million term loan credit agreement (the “Credit Agreement”), which is syndicated among eight banks. Under the Credit Agreement, the Company had the ability to borrow up to an aggregate of $400.0 million from time to time until October 26, 2019. All loans under the Credit Agreement become due and payable on April 26, 2020. As of December 31, 2018, SJG borrowed $310.0 million under this agreement and, during 2019, borrowed the remaining $90.0 million, resulting in total borrowings of $400.0 million as of December 31, 2019, which is recorded in current portion of long-term debt on the consolidated balance sheets.

(M) SJI paid off the following: $60.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-1; $40.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-1; $30.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-2; $50.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-3; and $60.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-2.

(N) SJI offered and sold $200.0 million aggregate principal amount of the Company's 5.625% Junior Subordinated Notes due 2079. The total net cash proceeds, inclusive of a debt discount of $5.3 million, were $194.7 million.

(O) At December 31, 2019, the floating rate on this Term Loan was 2.88%.

(P) In April 2018, SJI completed a public offering of Equity Units for gross proceeds of $287.5 million (see Note 6). As of December 31, 2019, these Equity Units were not converted into equity.

(Q) In 2019, SJI repaid $475.0 million aggregate principal amount outstanding on its Floating Rate Senior Notes, Series 2018D.

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

(S) ETG entered into a Bond Purchase Agreement and issued First Mortgage Bonds, Series 2019A-1 through Series 2019A-4, in the aggregate principal amount of $145.0 million.

(T) Total SJI consolidated Long-Term Debt in the table above does not include unamortized debt issuance costs of $25.5 million and $27.0 million as of December 31, 2019 and 2018, respectively, nor does it include $5.3 million of unamortized debt discounts as of December 31, 2019. Total SJG Long-Term Debt in the table above does not include unamortized debt issuance costs of $6.3 million and $6.8 million as of December 31, 2019 and 2018, respectively.
15. COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC-approved tariffs. SJG's and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $7.7 million and $5.0 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.6 million per month.  SJRG has also committed to purchase 772,500 dts/d of natural gas, from various suppliers, for terms ranging from four to ten years at index based prices.

ETG has an AMA with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is in effect through March 31, 2022. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG (see Note 1).

TSA - SJI has entered into a TSA with Southern Company Gas whereby the latter will provide certain administrative and operational services. The initial TSA extended through January 2020; this was subsequently extended to no later than March 31, 2020.

LITIGATION - SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. Neither SJI nor SJG can make any assurance as to the outcome of any of these actions but, based on an analysis of these claims and consultation with outside counsel, we do not believe that any of these claims, other than described below, would be reasonably likely to have a material impact on the business or financial statements of SJI or SJG.

SJI was involved in a pricing dispute related to two long-term gas supply contracts. On May 8, 2017, a jury from the United States District Court for the District of Colorado returned a verdict in favor of the plaintiff supplier. On July 21, 2017, the court entered final judgment against SJG and SJRG. As a result of this ruling, SJG and SJRG had accrued, including interest, $22.9 million and $59.3 million, respectively, from the first quarter of 2017 through September 30, 2019. In April 2018, SJI filed an appeal of this judgment which was heard by the Tenth Circuit on January 22, 2019. On August 6, 2019, the Tenth Circuit issued its decision affirming the lower court’s decision and finding that SJG and SJRG breached the contracts and the plaintiff is entitled to damages. SJI established a reserve to reflect the differences between the invoices and paid amounts, in the amounts noted above. The plaintiff supplier filed a second related lawsuit against SJG and SJRG in the United States District Court for the District of Colorado on December 21, 2017, alleging that SJG and SJRG have continued to breach the gas supply contracts notwithstanding the judgment in the prior lawsuit. The plaintiff supplier sought recovery of the amounts disputed by SJI since the earlier judgment, and a declaration regarding the price under the disputed contracts going forward until the contracts terminate in October 2019. The decision in the first lawsuit is prejudicial to this second lawsuit and SJI was similarly obligated to pay damages related to this breach of contract claim. All reserves related to this second lawsuit were recorded as part of the accrued amounts disclosed above. As a result of these judgments, SJRG paid $59.3 million in September 2019 and SJG paid $22.9 million in October 2019 to the plaintiff supplier. These cases are now concluded. We believe that the amount to be paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates through the BGSS clause. As such, the $22.9 million associated with SJG was recorded as an increase in Regulatory Assets on the consolidated balance sheets of both SJI and SJG as of December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, charges for SJRG were recorded to Cost of Sales - Nonutility on the consolidated statements of income of SJI in the amount of $0.5 million, $4.1 million and $49.6 million, respectively. SJI also recorded $1.1 million, $1.0 million and $4.0 million to Interest Charges on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017, respectively, related to SJRG.

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. SJG is currently evaluating the merits of the State of New Jersey's allegations. At this time, SJG cannot reasonably estimate or provide an assessment of the claim or any assurance regarding its outcome. This manufactured gas plant site is currently being remediated as discussed under "Environmental Remediation Costs" below.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $3.1 million and $3.2 million related to all claims in the aggregate as of December 31, 2019 and 2018, respectively, of which SJG has accrued approximately $0.9 million as of both December 31, 2019 and 2018.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% and 70% of SJI's and SJG's workforce at December 31, 2019, respectively. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293; IAM Local 76; and UWUA Local 424.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2020.

GUARANTEES - As of December 31, 2019, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts. As of December 31, 2019, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $72.3 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

As of December 31, 2019, SJI had issued $11.3 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

STANDBY LETTERS OF CREDIT — As of December 31, 2019, SJI provided $9.5 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. ETG provided a $1.0 million letter of credit under its revolving credit facility to support commodity trading activity. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.

CONVERTIBLE UNITS - The Company has a contract obligating the holder of the units to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, a certain number of shares of common stock. See Note 6.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants SJG stopped manufacturing gas in the 1950s. ETG is subject to environmental remediation liabilities associated with 5 former manufactured gas plant sites in New Jersey. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the BPU (see Note 10). SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage (see Note 3).

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites.

Since the early 1980s, SJI accrued environmental remediation costs of $642.6 million, of which $409.8 million was spent as of December 31, 2019. The accrued amount includes the addition of costs related to five ETG sites requiring environmental remediation beginning with the date of the Acquisition (see Note 20 and ETG discussion below). SJG accrued environmental remediation costs of $516.4 million, of which $385.1 million was spent as of December 31, 2019.

The following table details the amounts expended and accrued for SJI's and SJG's environmental remediation during the last two years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2019	2018
Beginning of Year	$253,650	$172,855
Accruals	15,126	58,706
Expenditures	(35,891)	(51,176)
Opening Balance Sheet Adjustment (See Note 20)	—	73,265
End of Year	$232,885	$253,650

SJG:	2019	2018
Beginning of Year	$148,071	$171,696
Accruals	17,502	21,695
Expenditures	(34,311)	(45,320)
End of Year	$131,262	$148,071

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up SJG's sites will range from $131.3 million to $231.4 million. SJG recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of the selected remedy, regulatory approval of the selected remedy and remedial investigative findings.

Six of SJG's sites comprise the majority of these estimates, with future costs ranging from $122.4 million to $223.3 million. The remediation efforts at SJG's six most significant sites include the following:

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
Management estimates that undiscounted future costs to clean up ETG's sites will range from $101.1 million to $186.7 million.
The remediation efforts at ETG's five sites include the following:

Site 1 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include selection of the remedial action for the remaining areas, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 2 - Interim remedial actions have been completed at the site. Steps to remediate the balance of the site included selection of the remedial action for the remaining areas, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 3 - Soil remediation for the on-site portion of the work has been completed and unrestricted use closure documentation is expected in 2020. Steps remaining include investigation within a city-owned park, remediation of any impacts found, and issuance of the appropriate closure documentation.

Site 4 - Soil remediation at the site has been completed. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.

Site 5 - Various remedial investigation activities have been completed at the site and a final site remedy has been proposed to the regulatory authority. Remediation of offsite impacts to continue into 2020.

With Morie's sale in 1996, EMI assumed responsibility for environmental liabilities currently estimated between $0.1 million and $0.3 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2019. The information available on these sites is sufficient only to establish a range of probable liability and no point within the range is more likely than any other. Therefore, EMI has accrued the lower end of the range. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations.

SJI and SJF estimate their potential exposure for the future remediation of five sites where fuel oil operations existed years ago to range from $0.4 million to $0.8 million. The lower end of this range has been recorded under Current Liabilities and Deferred Credits and Other Noncurrent Liabilities as of December 31, 2019. Changes in the accrual are included in the statements of consolidated income under Loss from Discontinued Operations (SJF) or Operations Expense (SJI).

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

As of December 31, 2019, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	102.7	34.1
Expected future sales of natural gas (in MMdts)	116.5	24.4
Expected future purchases of electricity (in MMmWh)	0.6	—
Expected future sales of electricity (in MMmWh)	0.5	—

Basis and Index related net purchase/(sale) contracts (in MMdts)	85.0	0.6

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the consolidated statements of income for SJI. These unrealized pre-tax gains (losses) were $(11.7) million, $34.5 million and $(13.7) million for the years ended December 31, 2019, 2018 and 2017, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets of both SJI (ETG and SJG) and SJG. As of December 31, 2019 and 2018, SJI had $(4.0) million and $4.1 million, respectively, and SJG had $2.1 million and $3.3 million, respectively, of unrealized gains (losses) included in its BGSS related to energy-related commodity contracts.

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

As of December 31, 2019, SJI's active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$52,892	$41,965	$54,021	$24,134
Derivatives - Energy Related - Non-Current	7,243	8,206	7,169	7,256
Interest rate contracts:
Derivatives - Other - Current	—	1,155	—	588
Derivatives - Other - Noncurrent	—	11,505	—	7,285
Total derivatives not designated as hedging instruments under GAAP	$60,135	$62,831	$61,190	$39,263

Total Derivatives	$60,135	$62,831	$61,190	$39,263

SJG:
Derivatives not designated as hedging instruments under GAAP	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$16,904	$14,671	$5,464	$2,146
Derivatives – Energy Related – Non-Current	5	95	15	43
Interest rate contracts:
Derivatives - Other - Current	—	488	—	343
Derivatives - Other - Non-Current	—	7,368	—	5,524
Total derivatives not designated as hedging instruments under GAAP	16,909	22,622	5,479	8,056

Total Derivatives	$16,909	$22,622	$5,479	$8,056

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the consolidated balance sheets.
As of December 31, 2019 and 2018, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2019
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$60,135	$—	$60,135	$(32,185)	(A)	$—	$27,950
Derivatives - Energy Related Liabilities	$(50,171)	$—	$(50,171)	$32,185	(B)	$12,878	$(5,108)
Derivatives - Other	$(12,660)	$—	$(12,660)	$—		$—	$(12,660)
SJG:
Derivatives - Energy Related Assets	$16,909	$—	$16,909	$(11,860)	(A)	$—	$5,049
Derivatives - Energy Related Liabilities	$(14,766)	$—	$(14,766)	$11,860	(B)	$2,706	$(200)
Derivatives - Other	$(7,856)	$—	$(7,856)	$—		$—	$(7,856)

As of December 31, 2018
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$61,190	$—	$61,190	$(21,045)	(A)	$(7,252)	$32,893
Derivatives - Energy Related Liabilities	$(31,390)	$—	$(31,390)	$21,045	(B)	$—	$(10,345)
Derivatives - Other	$(7,873)	$—	$(7,873)	$—		$—	$(7,873)
SJG:
Derivatives - Energy Related Assets	$5,479	$—	$5,479	$(347)	(A)	$688	$5,820
Derivatives - Energy Related Liabilities	$(2,189)	$—	$(2,189)	$347	(B)	$—	$(1,842)
Derivatives - Other	$(5,867)	$—	$(5,867)	$—		$—	$(5,867)

(A) The balances at December 31, 2019 and 2018 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2019 and 2018 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the consolidated statements of income for the year ended December 31 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships under GAAP	2019	2018	2017
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(46)	$(46)	$(2,524)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(46)	$(46)	(46)

(a) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2019	2018	2017
SJI (no balances for SJG; includes all other consolidated subsidiaries):
(Losses) gains on energy-related commodity contracts (a)	$(11,748)	$34,509	$(13,667)
(Losses) gains on interest rate contracts (b)	(2,798)	1,337	(677)

Total	$(14,546)	$35,846	$(14,344)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of the Company’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of the Company. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2019, was $0.5 million.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2019, the Company would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.4 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$40	$40	$—	$—
Derivatives – Energy Related Assets (B)	60,135	16,931	17,841	25,363
	$60,175	$16,971	$17,841	$25,363
SJG:
Assets
Derivatives – Energy Related Assets (B)	$16,909	$11,860	$—	$5,049
	$16,909	$11,860	$—	$5,049

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$50,171	$34,446	$7,936	$7,789
Derivatives – Other (C)	12,660	—	12,660	—
	$62,831	$34,446	$20,596	$7,789

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$14,766	$14,565	$187	$14
Derivatives – Other (C)	7,856	—	7,856	—
	$22,622	$14,565	$8,043	$14

As of December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$41	$41	$—	$—
Derivatives – Energy Related Assets (B)	61,190	9,955	23,429	27,806
	$61,231	$9,996	$23,429	$27,806

SJG:
Assets
Derivatives – Energy Related Assets (B)	$5,479	$348	$126	$5,005
	$5,479	$348	$126	$5,005

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,390	$7,291	$12,354	$11,745
Derivatives – Other (C)	7,873	—	7,873	—
	$39,263	$7,291	$20,227	$11,745

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,189	$1,035	$1,077	$77
Derivatives – Other (C)	5,867	—	5,867	—
	$8,056	$1,035	$6,944	$77

(A) Available-for-Sale Securities include securities that are traded in active markets and securities that are not traded publicly. The securities traded in active markets are valued using the quoted principal market close prices that are provided by the trustees and are categorized in Level 1 in the fair value hierarchy.

(B) Derivatives – Energy Related Assets and Liabilities are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy - established by FASB ASC Topic 820 - “Fair Value Measurements and Disclosures.” Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs. In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 in the fair value hierarchy as the model inputs generally are not observable. Counterparty credit risk and the credit risk of SJI are incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJI on the derivative valuations is not significant.

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$21,645	$4,333	Discounted Cash Flow	Forward price (per dt)	$1.57 - $7.28 [$2.38]	(A)
Forward Contract - Electric	$3,718	$3,456	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [55.46%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [44.54%]	(B)

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$20,706	$8,976	Discounted Cash Flow	Forward price (per dt)	$1.56 - $9.00 [$3.12]	(A)
Forward Contract - Electric	$7,100	$2,769	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [54.55%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [45.45%]	(B)

SJG:

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,049	$14	Discounted Cash Flow	Forward price (per dt)	$1.85 - $3.61 [$3.02]	(A)

Type	Fair Value at December 31, 2018		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,005	$77	Discounted Cash Flow	Forward price (per dt)	$3.13 - $6.00 [$4.53]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2019 and 2018, using significant unobservable inputs (Level 3), are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

Year Ended December 31, 2019
Balance at January 1, 2019	$16,061
Other changes in fair value from continuing and new contracts, net (A)	19,688
Settlements	(18,175)

Balance at December 31, 2019	$17,574

Year Ended December 31, 2018
Balance at January 1, 2018	$3,110
Other changes in fair value from continuing and new contracts, net (A)	14,418
Settlements	(1,467)

Balance at December 31, 2018	$16,061

SJG:

Year Ended December 31, 2019
Balance at January 1, 2019	$4,928
Other changes in fair value from continuing and new contracts, net (A)	5,035
Settlements	(4,928)

Balance at December 31, 2019	$5,035

Year Ended December 31, 2018
Balance at January 1, 2018	$2,052
Other changes in fair value from continuing and new contracts, net (A)	4,928
Settlements	(2,052)

Balance at December 31, 2018	$4,928

(A) Represents total gains (losses) included in earnings for SJI and SJG for the the years ended December 31, 2019 and 2018 that are attributable to the change in unrealized gains (losses) relating to those assets and liabilities included in Level 3 still held as of December 31, 2019 and 2018, respectively. These gains (losses) are included in Operating Revenues-Nonutility on the consolidated statements of income.

18. ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table summarizes the changes in SJI's AOCL for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (B)	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2017	$(25,342)	$(1,932)	$(10)	$(97)	$(27,381)
Other comprehensive loss before reclassifications	(10,920)	—	—	—	(10,920)
Amounts reclassified from AOCL	—	1,536	—	—	1,536
Net current period other comprehensive (loss) income	(10,920)	1,536	—	—	(9,384)
Balance at December 31, 2017	(36,262)	(396)	(10)	(97)	(36,765)
Other comprehensive income before reclassifications	10,636	—	—	—	10,636
Amounts reclassified from AOCL	—	34	—	—	34
Net current period other comprehensive income	10,636	34	—	—	10,670
Balance at December 31, 2018	(25,626)	(362)	(10)	(97)	(26,095)
Other comprehensive loss before reclassifications	(6,498)	—	—	—	(6,498)
Amounts reclassified from AOCL	—	35	—	—	35
Net current period other comprehensive (loss) income	(6,498)	35	—	—	(6,463)
Balance at December 31, 2019	$(32,124)	$(327)	$(10)	$(97)	$(32,558)

(A) These amounts are net of tax of $2,539, $(3,731) and $4,106 for the years ended December 31, 2019, 2018 and 2017, respectively.
(B) The affected line item for these reclassifications from AOCL into the statements of consolidated income is Interest Charges. These amounts are net of tax of $(11), $(12) and $(988) for the years ended December 31, 2019, 2018 and 2017, respectively, for which the affected line item in the statements of consolidated income is Income Taxes.

The following table summarizes the changes in SJG's AOCL for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Postretirement Liability Adjustment (A)	Unrealized Gain (Loss) on Derivatives-Other (B)	Total
Balance at January 1, 2017	$(14,417)	$(517)	$(14,934)
Other comprehensive loss before reclassifications	(11,090)	—	(11,090)
Amounts reclassified from AOCL	—	27	27
Net current period other comprehensive (loss) income	(11,090)	27	(11,063)
Balance at December 31, 2017	(25,507)	(490)	(25,997)
Other comprehensive income before reclassifications	3,606	—	3,606
Amounts reclassified from AOCL	—	34	34
Net current period other comprehensive income	3,606	34	3,640
Balance at December 31, 2018	(21,901)	(456)	(22,357)
Other comprehensive loss before reclassifications	(5,553)	—	(5,553)
Amounts reclassified from AOCL	—	35	35
Net current period other comprehensive loss	(5,553)	35	(5,518)
Balance at December 31, 2019	$(27,454)	$(421)	$(27,875)

(A) These amounts are net of tax of $2,241, $(1,354) and $4,164 for the years ended December 31, 2019, 2018 and 2017, respectively.
(B) The affected line item for these reclassifications from AOCL into the statements of income is Interest Charges. These amounts are net of tax of $(11), $(12) and $(19) for the years ended December 31, 2019, 2018 and 2017, respectively, for which the affected line item in the statements of income is Income Taxes.

19. REVENUES:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identifies a performance obligation for each promise to transfer to a customer a distinct good or service.

As applicable for each revenue stream and customer contract type, SJI and SJG follow two approaches:

•SJI and SJG have elected the Practical Expedient in ASC 606 for recognizing revenue on contracts with customers on a portfolio of performance obligations with similar characteristics, as we reasonably expect the effects of applying the guidance to the portfolio would not differ materially from applying it to individual contracts.

•SJI and SJG apply the accounting guidance for recognizing revenue on contracts with customers on a series of distinct goods and services as one performance obligation, as long as the distinct goods and services are part of a series that are substantially the same and satisfied over time, and the same method would be used to measure progress towards satisfaction of the performance obligation. All performance obligations noted below under "Revenue Recognized Over Time" apply this guidance.

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

SJG Utility Operations; Wholesale Energy Operations	Pipeline transportation capacity	SJG and SJRG sell pipeline transportation capacity on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. These contracts to sell this capacity are at a price, quantity and time period agreed to by both parties determined on a contract by contract basis. Payment is due on the 25th of each month for the previous month's deliveries. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.
Wholesale Energy Operations	Fuel Management Services	SJRG currently has several fuel supply management contracts where SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. Natural gas is sold to the merchant generator daily based on its needs, with payment made either weekly or biweekly depending on the contract. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.
Retail Electric Operations	Electricity	SJE sells electricity to commercial, industrial and residential customers at fixed prices throughout the life of the contract, with the customer billed monthly and payment due within 30 days. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably coinciding with the delivery of electricity and the customer obtaining control, which represents satisfaction of the performance obligation.
On-Site Energy Production	Solar	Prior to the agreement to sell solar assets discussed in Note 1, Marina had several wholly-owned solar projects; as of December 31, 2019, Marina owns three projects. These projects earn revenue based on electricity generated. The customer pays monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kwh's of energy are generated (i.e., unit of output), which is when revenue is recognized.
On-Site Energy Production	Marina Thermal Facility	Marina has a contract with a casino and resort in Atlantic City, NJ to provide cooling, heating and emergency power. There are multiple performance obligations with this contract, including electric, chilled water and hot water, and each of these are considered distinct and separately identifiable, and they are all priced separately. These performance obligations are satisfied over time ratably as they are used by the customer, who is billed monthly. Payment is due within 30 days. As discussed in Note 1, an agreement was reached to sell this facility to a third party buyer, which closed in February 2020.

Revenue Recognized at a Point in Time:
Reportable Segment	Performance Obligation	Description
On-Site Energy Production	SREC's	The customer is billed based on a contracted amount of SREC's to be sold, with the price based on the market price of the SRECs at the time of generation. This does not represent variable consideration as the price is known and established at the time of generation and delivery to the customer. The performance obligation is satisfied at the point in time the SREC is delivered to the customer, which is when revenue is recognized. Payment terms are approximately 10 days subsequent to delivery.

For all revenue streams listed above, revenue is recognized using the Practical Expedient in ASC 606, which allows an entity to recognize revenue in the amount that is invoiced, as long as that amount corresponds to the value to the customer ("Invoiced Practical Expedient"). SJI's and SJG's contracts with customers discussed above are at prices that are known to the customer at the time of delivery, either through a fixed contractual price or market prices that are established and tied to each delivery. These amounts match the value to the customer as they are purchasing and obtaining the good or service on the same day at the agreed-upon price. This eliminates any variable consideration in transaction price, and as a result revenue is recognized at this price at the time of delivery.

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

SJI revenues from contracts with customers totaled $1.55 billion and $1.51 billion for the years ended December 31, 2019 and 2018, respectively. SJG revenues from contracts with customers totaled $485.0 million and $475.5 million for the years ended December 31, 2019 and 2018, respectively. The SJG balance is a part of the SJG utility operations segment, and is before intercompany eliminations with other SJI entities. Revenues on the consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK utility operating segments (including CIP, AIRP, SHARP and WNC), and (b) both utility and nonutility revenue from derivative contracts at the SJG and ETG gas utility, wholesale energy, retail gas and retail electric operating segments.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas Operations	Retail Electric Operations	On-site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$356,646	$217,195	$3,494	$—	$—	$14,164	$—	$2,042	$—	$593,541
Commercial & Industrial	$116,959	$103,590	$4,197	$633,720	$—	$42,735	$48,748	$—	$(12,758)	$937,191
OSS & Capacity Release	$8,951	$—	$—	$—	$—	$—	$—	$—	$—	$8,951
Other	$2,456	$10,242	$166	$—	$—	$—	$—	$—	$—	$12,864
	$485,012	$331,027	$7,857	$633,720	$—	$56,899	$48,748	$2,042	$(12,758)	$1,552,547
Product Line:
Gas	$485,012	$331,027	$7,857	$633,720	$—	$—	$—	$—	$(5,433)	$1,452,183
Electric	$—	$—	$—	$—	$—	$56,899	$—	$—	$(7,935)	$48,964
Solar	$—	$—	$—	$—	$—	$—	$15,111	$—	$—	$15,111
CHP	$—	$—	$—	$—	$—	$—	$27,993	$—	$—	$27,993
Landfills	$—	$—	$—	$—	$—	$—	$5,644	$—	$—	$5,644
Other	$—	$—	$—	$—	$—	$—	$—	$2,042	$610	$2,652
	$485,012	$331,027	$7,857	$633,720	$—	$56,899	$48,748	$2,042	$(12,758)	$1,552,547

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas Operations	Retail Electric Operations	On-site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$329,207	$82,763	$1,482	$—	$—	$29,762	$—	$1,957	$—	$445,171
Commercial & Industrial	132,055	42,935	1,815	652,833	75,651	94,483	72,374	—	(24,392)	1,047,754
OSS & Capacity Release	11,536	—	—	—	—	—	—	—	—	11,536
Other	2,699	2,949	65	—	—	—	—	—	—	5,713
	$475,497	$128,647	$3,362	$652,833	$75,651	$124,245	$72,374	$1,957	$(24,392)	$1,510,174
Product Line:
Gas	$475,497	$128,647	$3,362	$652,833	$75,651	$—	$—	$—	$(10,181)	$1,325,809
Electric	—	—	—	—	—	124,245	—	—	(7,904)	116,341
Solar	—	—	—	—	—	—	35,444	—	(6,307)	29,137
CHP	—	—	—	—	—	—	30,473	—	—	30,473
Landfills	—	—	—	—	—	—	6,457	—	—	6,457
Other	—	—	—	—	—	—	—	1,957	—	1,957
	$475,497	$128,647	$3,362	$652,833	$75,651	$124,245	$72,374	$1,957	$(24,392)	$1,510,174

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/2019	$337,502	$79,538
Ending balance as of 12/31/2019	253,661	84,821
Increase (Decrease)	$(83,841)	$5,283

Beginning balance as of 1/1/2018	$202,379	$73,377
Ending balance as of 12/31/2018	337,502	79,538
Increase (Decrease)	$135,123	$6,161

SJG:
Beginning balance as of 1/1/2019	$101,572	$43,271
Ending balance as of 12/31/2019	84,940	45,016
Increase (Decrease)	$(16,632)	$1,745

Beginning balance as of 1/1/2018	$78,571	$54,980
Ending balance as of 12/31/2018	101,572	43,271
Increase (Decrease)	$23,001	$(11,709)

(1) Included in Accounts Receivable in the consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers. The decrease from the prior year is driven by warmer weather in December 2019 causing lower sales, along with, for SJI, the accounts receivable for MTF/ACB and ELK being reclassified to held for sale (see Note 1).

(2) Included in Unbilled Revenues in the consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional. The change in unbilled revenues is primarily due to changes in usage between periods.

20. BUSINESS COMBINATIONS

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

Goodwill of $700.3 million arising from the Acquisition includes the potential synergies between ETG, ELK and the Company. The goodwill, of which $599.7 million is expected to be deductible for income tax purposes, was principally assigned to the ETG Utility Operations segment. The goodwill of ELK has since been reclassified to Assets Held for Sale on the consolidated balance sheets as a result of the agreement to sell ELK (see Notes 1 and 21).

Conditions of approval

The Acquisition was subject to regulatory approval from the BPU and the MPSC. Approvals were obtained from both commissions, subject to various conditions. As a requirement for approval of the acquisition of ETG, the BPU mandated that the Company pay $15.0 million to existing ETG customers in the form of a one-time credit. As a requirement for approval of the acquisition of ELK, the MPSC mandated that the Company pay $0.3 million to existing ELK customers in the form of a one-time payout. These payments were made to ETG and ELK customers in 2018. Other key conditions of approval related to the Acquisition include but are not limited to ETG filing a base rate case no later than June 2020, which ETG accomplished with its April 2019 base rate case filing (see Note 10).

Consistent with Acquisition approval, SJI was required to develop a plan, in concert with the BPU, to address the remaining aging infrastructure at ETG. In June 2019, the BPU issued an Order approving a $300.0 million IIP effective July 1, 2019. The Order authorized the recovery of costs associated with ETG's investments of approximately $300.0 million between 2019-2024 to replace its cast-iron and bare steel vintage main and related services. The Order provides for annual recovery of ETG's investments through a separate rate mechanism.

Financial information of the acquirees

The amount of ETG and ELK revenues included in the Company's consolidated statements of income for the years ended December 31, 2019 and 2018 was $333.1 million and $128.9 million, respectively. The amount of ETG and ELK earnings included in the Company's consolidated statements of income for the years ended December 31, 2019 and 2018 was $34.8 million and a net loss of $5.2 million, respectively. The net loss in 2018 was due to the seasonal nature of the business for the period owned and $15.3 million in payments to customers discussed under "Conditions to approval" above.

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

The pro forma results include adjustments for the financing impact of the Acquisition, along with the tax-related impacts. Other material non-recurring adjustments are reflected in the pro forma and described below:

(In thousands, except per share data)	Year Ended December 31,
	2019	2018	2017
Revenues	$1,628,626	$1,829,823	$1,555,124
Net (loss) income	$76,917	$74,770	$(9,824)
Earnings (loss) per share	$0.84	$0.89	$(0.11)

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

The purchase price for the AEP acquisition has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed as of the acquisition date and is as follows:

(in thousands)	AEP
Cash	$43
Accounts Receivable	116
Other Prepayments and Current Assets	53
Goodwill	1,843
Other Noncurrent Assets (A)	2,400
Total assets acquired	4,455
Accounts Payable	11
Other Current Liabilities	449
Total liabilities assumed	460
Total net assets acquired	$3,995

(A) Balance is comprised of identifiable intangible assets, see Note 21.

All assets and financial results of AEP are included in the Corporate & Services segment. The amount of AEP revenues and net income included in the Company's consolidated statement of income for the year ended December 31, 2019 is approximately $0.6 million and $0.1 million, respectively.

We did not include supplemental pro forma disclosures for the AEP acquisition due to the overall immateriality of the transaction.

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

If sufficient qualitative factors exist, goodwill impairment is determined using a two-step process. Step one identifies potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. The Company estimates the fair value of a reporting unit using a discounted cash flow analysis.  Management also considers other methods, which includes a market multiples analysis. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, discount and growth rates, capital expenditures, tax rates, and projected terminal values. Changes in estimates or the application of alternative assumptions could produce significantly different results. If the fair value exceeds book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, step two is undertaken, which compares the implied fair value of the reporting unit's goodwill to the book value of the reporting unit goodwill. If the book value of goodwill exceeds the implied fair value, an impairment charge is recognized for the excess.

Total goodwill of $702.1 million and $734.6 million was recorded on the consolidated balance sheets as of December 31, 2019 and 2018, respectively. As of December 31, 2019, $700.2 million was included in the ETG Utility Operations segment and $1.9 million was included in the Corporate & Services segment. In addition, goodwill values reclassified to Assets Held for Sale included $0.1 million in the ELK Utility Operations segment (see Note 1).

As of December 31, 2018, $730.9 million was included in the ETG Utility Operations segment, $3.6 million was included in the On-Site Energy Production segment, and $0.1 million was included in the ELK Utility Operations segment.

SJG does not have any goodwill.

In 2019, as a result of the agreement to sell MTF & ACB (see Note 1), the Company recorded a $3.6 million impairment charge on goodwill due to the purchase price being less than the total carrying value. This impairment charge was taken at the On-Site Energy Production segment and recorded to Impairment Charges on the consolidated statements of income.

The Company performed the remainder of its 2019 and 2018 annual goodwill impairment assessments and concluded that the fair value of all other reporting units containing goodwill exceeded their respective carrying values. The Company concluded based on the results of the annual testing performed that there were no additional goodwill impairments identified for the years ended December 31, 2019 and 2018.

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

The following table summarizes the changes in goodwill for the years ended December 31, 2019 and 2018, respectively (in thousands):

	2019	2018
Beginning Balance, January 1	$734,607	$3,578
Goodwill from AEP Acquisition	1,843	—
Goodwill from ETG and ELK Acquisition	—	756,247
ETG and ELK Acquisition-related Working Capital Settlement	(15,600)	—
ETG and ELK Fair Value Adjustments During Measurement Period	(15,143)	(25,218)
Impairment Charge	(3,637)	—
Ending Balance, December 31	$702,070	$734,607

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships, including those obtained in the acquisition of AEP (see Note 20), along with the AMA (see Note 1). The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years.

In 2019, as a result of the agreement to sell MTF & ACB (see Note 1), the Company recorded a $4.8 million impairment charge on identifiable intangible assets due to the purchase price being less than the total carrying value. This impairment charge was taken at the On-Site Energy Production segment and recorded to Impairment Charges on the consolidated statements of income. No impairment charges were taken on identifiable intangible assets in 2018. In 2017, SJI recorded a $2.2 million impairment charge specific to the LFGTE intangible assets related to customer relationships, which was primarily driven by revised assumptions for decreased electric production and increased operating expenses, and was recorded in Impairment Charges on the consolidated statements of income, and in the Company's On-Site Energy Production segment.

SJI's identifiable intangible assets were as follows (in thousands):

	As of December 31, 2019
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$2,400	$(53)	$2,347
AMA (See Note 1)	19,200	(7,680)	11,520
Total	$21,600	$(7,733)	$13,867

	As of December 31, 2018
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$14,400	$(2,880)	$11,520
AMA (See Note 1)	19,200	(2,560)	16,640
Total	$33,600	$(5,440)	$28,160

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the consolidated balance sheets as of December 31, 2019 and 2018, respectively. The decrease in the net identifiable intangible asset balance from the prior year is due to the impairment charges discussed above, customer relationships being reclassified to Assets Held for Sale as part of the agreement to sell MTF/ACB (see Note 1), and amortization recorded in 2019, partially offset by customer relationships recorded in connection with the AEP acquisition during the third quarter of 2019 (see Note 20).

Total SJI amortization expense related to identifiable intangible assets was $6.1 million, $3.5 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, SJI's estimated amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	SJI
2020	$5,280
2021	5,280
2022	1,440
2023	160
2024	160

The decreases in estimated amortization expense in the table above are due to the AMA ceasing in March 2022 (see Note 1).

SJG does not have any identifiable intangible assets.

22. SUBSEQUENT EVENTS:

In January 2020, ETG received $6.8 million of an insurance settlement with a third party (see Note 11).

On February 18, 2020, the Company closed on the agreement to sell MTF & ACB (see Note 1) for a final sales price of $97.0 million (see Note 1).

On February 18, 2020, PennEast filed a Petition for a Writ of Certiorari with the Supreme Court of the United States to review the September 10, 2019 Third Circuit decision (see Note 3).

On February 20, 2020, FERC granted PennEast’s request for a two-year extension to complete the construction of the pipeline (see Note 3).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and changes in equity and comprehensive income, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15(a)3 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulation - Impact of Rate-Regulation on the Financial Statements — Refer to Notes 1, 10 and 11 to the financial statements

Critical Audit Matter Description

South Jersey Gas Company (“SJG”) and Elizabethtown Gas Company (“ETG”) are regulated natural gas utilities which distribute natural gas in southern and northern New Jersey. SJG and ETG are subject to regulation by the New Jersey Board of Public Utilities (the “BPU”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements in accordance with ASC 980, Regulated Operations. Accounting for the economics of rate-regulation impacts multiple financial statement line items, including utility property, plant, and equipment; regulatory assets and liabilities; operating revenues; operations and maintenance expenses; and depreciation expense, and effects multiple disclosures in the Company’s financial statements.

The BPU approves the rates that are charged to rate-regulated customers for services provided and the terms of service under which SJG and ETG operate. The rates and established terms of service are designed to enable SJG and ETG to recover costs of service and obtain a fair and reasonable return on capital invested. The impact of the ratemaking process and decisions authorized by the BPU allow SJG and ETG to capitalize and defer certain costs that are expected to be recovered from its customers as regulatory assets, and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities in accordance with accounting guidance applicable to regulated operations. Decisions to be made by the BPU in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required.

While SJG and ETG have indicated they expect to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate-regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2019, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of recovery in future rates of incurred costs or refunds to customers or future reduction in rates. Given that management’s accounting judgements are based on assumptions about the outcome of future decisions by the BPU, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the BPU included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•We read relevant regulatory orders issued by the BPU for SJG and ETG and other public utilities in New Jersey; regulatory statutes, interpretations, procedural memorandums, and filings made by interveners; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the BPU’s treatment of similar costs under similar circumstances. We also obtained and read the November 13, 2019 BPU order adopting the stipulation of settlement for ETG’s April 2019 base rate case as well as the publicly available filings made by ETG and its related attachments. We evaluated the external information and compared that to management’s assertions regarding the probability of recovery or refund of regulatory asset and liability balances.

•We obtained from management the regulatory orders and filings that support management’s assertions regarding the likelihood of recovery for regulatory assets or the likelihood of refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery or probably of a future refund or reduction in rates.

Investment in Affiliates – PennEast — Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company, through its subsidiary Midstream, is a 20 percent investor in PennEast Pipeline Company, LLC (“PennEast”), a partnership whose purpose is to construct and operate a natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey. In the third quarter of 2019, PennEast received adverse court rulings and is pursuing legal remedies as well as pursuing changes to the development plan for the pipeline, including asking the Federal Energy Regulatory Commission ("FERC") for an extension for construction of the pipeline and filing with the FERC plans for a phased approach to construction. As a result of these developments, the Company evaluated its investment for impairment by comparing the estimated fair value of the investment to the carrying value and determined that an impairment charge was not necessary. The Company estimated the fair value of its investment using probability-weighted scenarios of discounted future cash flows. Management made significant estimates and assumptions related to development options and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. The discounted cash flow scenarios contemplate the impact of key assumptions of potential future court decisions and potential future management decisions and requires management to make significant estimates regarding the likelihood of various scenarios and assumptions.

We identified the evaluation of impairment for the investment in PennEast as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of its investment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the probabilities associated with the development options and legal outcomes, the forecasts of revenues and construction costs, and the selection of the discount rate used in the probability-weighted scenarios of discounted future cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the probabilities associated with the development options and legal outcomes, the forecasts of future revenues and construction costs, and the selection of the discount rate used by management in the probability-weighted scenarios of discounted future cash flows used in the evaluation of impairment for the PennEast investment, included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the PennEast investment for impairment including those related to the probabilities associated with the development options and legal outcomes, the forecasting of future revenues and construction costs, and the selection of the discount rate.

•We evaluated the reasonableness of the probabilities related to the development options and legal outcomes by making inquiries with legal counsel regarding the likely outcomes of future court rulings, and with operations and executive management regarding the viability of development options. We compared the results of these legal and management inquiries to internal communications to management, the Board of Directors, and PennEast member partners to search for contradictory information. We also read external information included in press releases, earnings releases, regulatory filings, and other PennEast member partner communications to search for contradictory information.

•We evaluated the reasonableness of the forecasts of revenues (including forecasted volumes and rates) and construction costs by:
◦Comparing management’s volume assumptions to contractual agreements where applicable and information regarding demand and capacity volumes in the region for the remaining volumes.
◦Comparing management’s rate assumptions to contractual agreements.
◦Evaluating the reasonableness of management’s construction cost assumptions by comparing other similar pipeline project costs to the construction costs assumed by management, in addition to agreeing to source information used by management to evaluate the construction cost estimate.
◦Reading internal communications to management and the Board of Directors and external information included in press releases, earnings releases and other PennEast member communications to search for contradictory information.

•We evaluated the selection of the discount rate with the assistance of our fair value specialists, by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2020

We have served as the Company's auditor since 1948.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of South Jersey Gas Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2019 and 2018, the related statements of income, comprehensive income, cash flows and changes in common equity and comprehensive income, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a)3 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2020

We have served as the Company's auditor since 1948.

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's and SJG's operations, in thousands except for per share amounts)

	2019 Quarter Ended				2018 Quarter Ended
SJI (includes SJG and all other consolidated subsidiaries):	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$637,298	$266,934	$261,203	$463,191	$521,945	$227,330	$302,480	$589,583
Expenses:
Cost of Sales - (Excluding depreciation)	402,387	165,341	190,366	273,873	283,068	145,796	233,112	393,432
Operations, Impairment Charges, Net Gains on Sale of Assets, Depreciation and Maintenance Including Interest Charges	124,794	118,444	116,056	138,641	92,540	208,384	131,899	133,121
Income Taxes	24,949	(4,646)	(10,925)	11,683	36,415	(31,972)	(16,649)	12,767
Energy and Other Taxes	4,217	2,717	2,663	2,399	2,439	1,243	2,595	3,260
Total Expenses	556,347	281,856	298,160	426,596	414,462	323,451	350,957	542,580
Other Income and Expense & Equity in Earnings of Affiliated Companies	4,748	1,618	2,211	2,945	3,823	2,328	2,835	(971)
Income (Loss) from Continuing Operations	85,699	(13,304)	(34,746)	39,540	111,306	(93,793)	(45,642)	46,032
Loss from Discontinued Operations - (Net of tax benefit)	(62)	(95)	(59)	(56)	(66)	(26)	(43)	(105)
Net Income (Loss)	$85,637	$(13,399)	$(34,805)	$39,484	$111,240	$(93,819)	$(45,685)	$45,927

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$0.94	$(0.14)	$(0.38)	$0.43	$1.40	$(1.12)	$(0.53)	$0.54
Discontinued Operations	—	—	—	—	—	—	—	—
Basic Earnings (Loss) Per Common Share	$0.94	$(0.14)	$(0.38)	$0.43	$1.40	$(1.12)	$(0.53)	$0.54
Average Shares of Common Stock Outstanding - Basic	91,332	92,389	92,392	92,130	79,595	84,080	85,506	85,506

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$0.94	$(0.14)	$(0.38)	$0.43	$1.40	$(1.12)	$(0.53)	$0.53
Discontinued Operations	—	—	—	—	—	—	—	—
Diluted Earnings (Loss) Per Common Share	$0.94	$(0.14)	$(0.38)	$0.43	$1.40	$(1.12)	$(0.53)	$0.53
Average Shares of Common Stock Outstanding - Diluted	91,432	92,389	92,392	92,253	79,724	84,080	85,506	86,389

	2019 Quarter Ended				2018 Quarter Ended
SJG:	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$272,198	$62,268	$62,039	$172,721	$234,459	$76,801	$56,371	$180,369

Expenses:
Cost of Sales (excluding depreciation)	118,880	2,654	19,268	70,542	89,808	19,379	16,079	84,383
Operations, Depreciation and Maintenance Including Fixed Charges	60,832	56,141	57,771	62,412	57,323	55,480	53,239	63,386
Income Taxes	23,697	671	(3,747)	12,201	21,836	482	(2,818)	6,913
Energy and Other Taxes	1,989	1,154	1,159	584	1,255	498	988	1,505
Total Expenses	205,398	60,620	74,451	145,739	170,222	75,839	67,488	156,187
Other Income and Expense (See Note 1)	1,931	328	808	1,309	2,510	607	2,141	(573)
Net Income (Loss)	$68,731	$1,976	$(11,604)	$28,291	$66,747	$1,569	$(8,976)	$23,609
The sum of the quarters for basic and diluted earnings per common share for 2019 and 2018 does not equal the year's total due to the impact of the equity offering on the average shares of common stock outstanding (see Note 6), along with rounding.

NOTE:	Because of the seasonal nature of the business and the volatility from energy-related derivatives, statements for the 3-month periods are not indicative of the results for a full year.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officers and principal financial officers, evaluated the effectiveness of the design and operation of SJI''s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that the disclosure controls and procedures employed at SJI and SJG, respectively, are effective.

Management's Report on Internal Control over Financial Reporting

The management of each of SJI and SJG are responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rule 13a-15(f) and 15d-15(f). The internal control system of each of SJI and SJG is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including each company's principal executive officer and principal financial officer, each of SJI and SJG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that each company's internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of SJI's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K. This report is not applicable to SJG which is not an accelerated filer or large accelerated filer.

Changes in Internal Control over Financial Reporting

On July 1, 2018, SJI completed the acquisition of ETG and ELK. See Note 20 - Business Combinations in the Notes to the Consolidated Financial Statements for additional information. Management has fully implemented and assessed the effectiveness of internal controls associated with ETG and ELK. Other than the implementation of these controls, there have not been any changes in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, SJI’s internal control over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and financial statement schedules.
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
February 27, 2020

South Jersey Industries, Inc.
Part III
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Director Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2020 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees," “Audit Committee,” and “Audit Committee Report.” Such information is incorporated herein by reference. Information required by this item relating to the executive officers of SJI is set forth in Item 4-A of this Report.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com, by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2020 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2020 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2020 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements of South Jersey Industries, Inc. and subsidiaries and the financial statements and notes to financial statements of South Jersey Gas Company, together with the respective reports thereon of Deloitte & Touche LLP, dated February 27, 2020, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found in this Report under Item 8 - Financial Statements and Supplementary Data.

3 - Schedules

Schedule I - Condensed Financial Information of SJI as of December 31, 2019 and 2018 and for the three years ended December 31, 2019, 2018, and 2017.

Schedule II - Valuation and Qualifying Accounts.

All schedules, other than those listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(1)(a)(i)	Common Stock Underwriting Agreement, dated as of April 18, 2018, for SJI.	Incorporated by reference from Exhibit 1.1 of Form 8-K of SJI as filed April 23, 2018.

(1)(a)(ii)	Equity Units Underwriting Agreement, dated as of April 18, 2018, for SJI.	Incorporated by reference from Exhibit 1.2 of Form 8-K of SJI as filed April 23, 2018.

(2)(a)(i)	Asset Purchase Agreement, dated as of October 15, 2017, by and between Pivotal Utility Holdings, Inc. and South Jersey Industries, Inc.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed October 16, 2017.

(2)(b)(i)	Asset Purchase Agreement, dated as of June 27, 2018, by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed July 3, 2018.

(2)(b)(ii)	Solar Renewable Energy Certificate Purchase and Sale Agreement, dated as of June 27, 2018, by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2.2 of Form 8-K of SJI as filed July 3, 2018.

(2)(b)(iii)	Fifth Amendment Asset Purchase Agreement dated as of February 27, 2019 by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2(b)(iii) of Form 10-K of SJI as filed February 28, 2019.

(2)(b)(iv)	Purchase Agreement, dated as of December 5, 2019, by and between Marina and DTE Atlantic, LLC.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed December 9, 2019.

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., dated November 10, 1969.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 21, 1983.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 19, 1984.	Incorporated by reference from Exhibit 3.3 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iv)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 23, 1987.	Incorporated by reference from Exhibit 3.4 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(v)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated October 7, 1996.	Incorporated by reference from Exhibit 3.6 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vi)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated May 5, 2005.	Incorporated by reference from Exhibit 3.7 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 28, 2009.	Incorporated by reference from Exhibit 3.8 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(viii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated June 2014.	Incorporated by reference from Exhibit 3.9 of Form 8-K of SJI as filed May 10, 2016.

South Jersey Industries, Inc.
Part IV

(3)(a)(ix)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated February 27, 2015.	Incorporated by reference from Exhibit 3.10 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(x)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit 3(a) of Form 10-K of SJG as filed March 26, 1997.

(3)(b)(i)	Bylaws of South Jersey Industries, Inc. as amended and restated through February 14, 2020.	Incorporated by reference from Exhibit 3.1 of Form 8-K/A of SJI as filed February 19, 2020.

(3)(b)(ii)	Bylaws of South Jersey Gas Company as amended and restated through April 21, 2017.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJG as filed April 24, 2017.

(4)(a)(i)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit 4.9 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(ii)	Junior Subordinated Indenture, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(iii)	First Supplemental Indenture, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(iv)	Form of 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(v)	Purchase Contract and Pledge Agreement, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.4 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(vi)	Form of Remarketing Agreement, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.5 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(vii)	Form of Corporate Units, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.6 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(viii)	Form of Treasury Units, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.7 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(ix)	Forward Sale Agreement, dated, April 18, 2018, for SJI.	Incorporated by reference from Exhibit 4.8 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(x)	First Mortgage Indenture, dated as of July 2, 2018, for ETG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed December 26, 2018.

(4)(a)(xi)	First Supplemental Indenture, dated as of December 20, 2018, for ETG.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed December 26, 2018.

(4)(b)(i)	Supplemental Indenture Amending and Restating First Mortgage Indenture, dated as of January 23, 2017, for SJG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated January 30, 2017.

South Jersey Industries, Inc.
Part IV

(4)(b)(ii)	First Supplemental Indenture, dated as of January 23, 2017, for SJG	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(iii)	Second Supplemental Indenture, dated as of September 27, 2019, for ETG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI dated October 2, 2019.

(4)(c)(i)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(ii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(4)(c)(v)	Fifth Supplement, dated as of January 25, 2017, for SJG	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated January 30, 2017.

Exhibit Number	Description	Reference

(10)(e)(i)*	Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.	Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit (10)(f)(i) of Form 10-K for 2014.

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

South Jersey Industries, Inc.
Part IV

(10)(g)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(iii)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(iv)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(v)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(vii)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(viii)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(ix)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(x)	Term Loan Credit Agreement, dated as of October 28, 2015, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 2, 2015.

(10)(g)(xi)	First Amendment to Letter of Credit Reimbursement Agreements dated as of March 10, 2016.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 11, 2016.

(10)(g)(xii)	364-Day Revolving Credit Agreement, dated as of September 7, 2016, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 9, 2016.

(10)(g)(xiii)	Note Purchase Agreement, dated as of January 25, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xiv)	Term Loan Credit Agreement, dated as of January 26, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xv)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(10)(g)(xvi)	Five-Year Revolving Credit Agreement, dated as of August 7, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated August 10, 2017.

(10)(g)(xvii)	Five-Year Revolving Credit Agreement, dated as of August 14, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated August 15, 2017.

South Jersey Industries, Inc.
Part IV

(10)(g)(xviii)	Note Purchase Agreement, dated as of August 16, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 19, 2018.

(10)(g)(xix)	First Amendment to 364-Day Revolving Credit Agreement, dated as of September 6, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 6, 2017.

(10)(g)(xx)	Note Purchase Agreement, dated as of April 25, 2018, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated April 27, 2018.

(10)(g)(xxi)	Revolving Credit Agreement, dated as of June 26, 2018, for ETG and ELK (Borrowers) and SJI (Guarantor).	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated July 2, 2018.

(10)(g)(xxii)	Second Amendment to the Note Purchase Agreement (dated as of June 28, 2012) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.1 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxiii)	Second Amendment to the Note Purchase Agreement (dated as of August 16, 2017) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.3 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxiv)	First Amendment to the Note Purchase Agreement (dated as of April 25, 2018) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.4 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxv)	First Amendment to the Note Purchase Agreement (dated as of March 1, 2010) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.5 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxvi)	First Amendment to the Note Purchase Agreement (dated as of December 30, 2010) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.6 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxvii)	First Amendment to the Note Purchase Agreement (dated as of April 2, 2012) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.7 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxviii)	Second Amendment to the Note Purchase Agreement (dated as of September 20, 2012) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.8 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxix)	First Amendment to the Note Purchase Agreement (dated as of November 21, 2013) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.9 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxx)	First Amendment to the Note Purchase Agreement (dated as of January 25, 2017) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.10 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxi)	First Amendment to the Five-Year Revolving Credit Agreement (dated as of August 14, 2017) for SJG, dated as of June 14, 2018.	Incorporated by reference from Exhibit 99.11 of Form 8-K of SJI dated July 10, 2018.

South Jersey Industries, Inc.
Part IV

(10)(g)(xxxii)	First Amendment to the Term Loan Credit Agreement (dated as of January 26, 2017) for SJG, dated as of June 15, 2018.	Incorporated by reference from Exhibit 99.12 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxiii)	Third Amendment to the 364-Day Revolving Credit Agreement (dated as of September 6, 2016) for SJI, dated as of June 13, 2018.	Incorporated by reference from Exhibit 99.13 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxiv)	Second Amendment to the Five-Year Revolving Credit Agreement (dated as of August 7, 2017) for SJI, dated as of June 14, 2018.	Incorporated by reference from Exhibit 99.14 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxv)	Second Amendment to the Term Loan Credit Agreement (dated as of October 28, 2015) for SJI, dated as of June 26, 2018.	Incorporated by reference from Exhibit 99.15 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxvi)	Term Loan Credit Agreement, dated as of October 26, 2018, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated October 31, 2018.

(10)(g)(xxxvii)	Bond Purchase Agreement, dated as of December 20, 2018, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated December 26, 2018.

(10)(g)(xxxviii)	Second Amendment to Five-Year Revolving Credit Agreement, dated as of June 7, 2019, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated June 12, 2019.

(10)(g)(xxxix)	Third Amendment to Five-Year Revolving Credit Agreement and Commitment Increase Agreement, dated as of June 7, 2019, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 12, 2019.

(10)(g)(xl)	Second Amendment to Two-Year Revolving Credit Agreement and Extension Agreement, dated as of June 7, 2019, for SJI, ETG and ELK.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated June 12, 2019.

(10)(g)(xli)	Fourth Amendment to 364-Day Revolving Credit Agreement dated as of September 6, 2019, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 12, 2019.

(10)(g)(xlii)	Credit Agreement dated as of September 23, 2019, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 23, 2019.

(10)(g)(xliii)	Bond Purchase Agreement, dated as of September 27, 2019, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated October 2, 2019.

(10)(h)(i)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, Marina and DCO Energy, LLC.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 7, 2016.

(10)(h)(ii)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, DCO Energy, LLC and Marina.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated January 7, 2016.

South Jersey Industries, Inc.
Part IV

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	SJI - Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

(31.1)	SJI - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	SJG - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.3)	SJI - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.4)	SJG - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	SJI - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	SJG - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.3)	SJI - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.4)	SJG - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

  * Constitutes a management contract or a compensatory plan or arrangement.

South Jersey Industries, Inc.
Part IV
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Cielo Hernandez
Cielo Hernandez
Senior Vice President & Chief Financial Officer
Date:	February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter M. Higgins, III	Director, Chairman of the Board	February 27, 2020
(Walter M. Higgins, III)

/s/ Michael J. Renna	Director, President & Chief Executive Officer	February 27, 2020
(Michael J. Renna)	(Principal Executive Officer)

/s/ Cielo Hernandez	Senior Vice President & Chief Financial Officer	February 27, 2020
(Cielo Hernandez)	(Principal Financial & Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 27, 2020
(Sarah M. Barpoulis)

/s/ Keith S. Campbell	Director	February 27, 2020
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 27, 2020
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 27, 2020
(Sheila Hartnett-Devlin)

/s/ Sunita Holzer	Director	February 27, 2020
(Sunita Holzer)

/s/ Joseph M. Rigby	Director	February 27, 2020
(Joseph M. Rigby)

/s/ Frank L. Sims	Director	February 27, 2020
(Frank L. Sims)

/s/ G. Edison Holland	Director	February 27, 2020
(G. Edison Holland)

/s/ Kevin O'Dowd	Director	February 27, 2020
(Kevin O'Dowd)

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
BY:	/s/ Cielo Hernandez
Cielo Hernandez
Chief Financial Officer
Date:	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Robbins, Jr.	President & Director	February 27, 2020
(David Robbins, Jr.)	(Principal Executive Officer)

/s/ Cielo Hernandez	Chief Financial Officer & Director	February 27, 2020
(Cielo Hernandez)	(Principal Financial & Accounting Officer)

/s/ Walter M. Higgins III	Director, Chairman of the Board	February 27, 2020
(Walter M. Higgins III)

/s/ Melissa Orsen	Director	February 27, 2020
(Melissa Orsen)

/s/ Joseph M. Rigby	Director	February 27, 2020
(Joseph M. Rigby)

South Jersey Industries, Inc.
Part IV
SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2019	2018	2017

Management Service Fee Revenues	$34,757	$42,934	$34,321

Operating Expenses:
Operations	42,481	67,869	43,513
Depreciation	646	600	311
Energy and Other Taxes	1,842	1,517	1,324
Total Operating Expenses	44,969	69,986	45,148

Operating (Loss) Income	(10,212)	(27,052)	(10,827)

Other Income:
Equity in Earnings (Losses) of Subsidiaries (See Note 1)	118,910	65,327	(2,793)
Other	10,863	17,608	15,083

Total Other Income	129,773	82,935	12,290

Interest Charges	58,956	54,678	23,818
Income Taxes	(16,584)	(16,698)	(18,951)

Income (Loss) from Continuing Operations	77,189	17,903	(3,404)

Equity in Undistributed Earnings of Discontinued Operations	(272)	(240)	(86)

Net Income (Loss)	$76,917	$17,663	$(3,490)
The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2019	2018	2017

Net Income (Loss)	$76,917	$17,663	$(3,490)
Other Comprehensive Income (Loss) - Net of Tax
Postretirement Liability Adjustment, net of tax of $2,539, $(3,731), and $4,106, respectively	(6,498)	10,636	(10,920)
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(11), $(12), and $(988), respectively	35	34	1,536
Total Other Comprehensive Income (Loss) - Net of Tax	(6,463)	10,670	(9,384)

Comprehensive Income (Loss)	$70,454	$28,333	$(12,874)

The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV
SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF RETAINED EARNINGS
(In Thousands)

	2019	2018	2017

Retained Earnings - Beginning	$343,258	$420,351	$510,597
Net Income (Loss)	76,917	17,663	(3,490)
	420,175	438,014	507,107

Dividends Declared - Common Stock	(106,938)	(94,756)	(87,308)
Excess Tax Benefit on Restricted Stock	—	—	552

Retained Earnings - Ending	$313,237	$343,258	$420,351
 The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2019	2018	2017

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(12,039)	$(6,447)	$17,339

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (Advances to) Repayments from Associated Companies	(42,084)	366,342	(16,096)
Capital Expenditures	(29,944)	(24,155)	(801)
Cash Paid for Acquisition	—	(1,740,291)	—
Proceeds from Sale of PPE	171	51	—
Proceeds from (Purchase of) Company Owned Life Insurance	1,694	(1,298)	(9,180)
Investment in Affiliate	—	—	(40,000)

Net Cash Used in Investing Activities	(70,163)	(1,399,351)	(66,077)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	194,657	1,592,500	50,000
Principal Repayments of Long Term Debt	(715,000)	—	(16,000)
Payments for Issuance of Long Term Debt	(876)	(15,513)	(12,174)
Net Borrowings from (Repayments of) Short-Term Credit Facilities	496,100	(217,400)	102,600
Dividends on Common Stock	(106,938)	(94,756)	(87,308)
Net Settlement of Restricted Stock	—	(776)	(751)
Proceeds from Sale of Common Stock	189,032	173,750	—
Payments for the Issuance of Common Stock	—	(7,149)	—

Net Cash Provided by Financing Activities	56,975	1,430,656	36,367

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(25,227)	24,858	(12,371)

Cash, Cash Equivalents and Restricted Cash at Beginning of Year	25,334	476	12,847

Cash, Cash Equivalents and Restricted Cash at End of Year	$107	$25,334	$476
The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV
SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2019	2018
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$5,014	$4,188
Accumulated Depreciation	(2,745)	(2,488)

Property, Plant and Equipment - Net	2,269	1,700

Investments:
Investments in Subsidiaries	2,558,155	2,458,680
Available-for-Sale Securities	40	41

Total Investments	2,558,195	2,458,721

Current Assets:
Cash and Cash Equivalents	107	25,334
Receivable from Associated Companies	312,449	270,478
Accounts Receivable	57	38
Other	25,460	19,100

Total Current Assets	338,073	314,950

Other Noncurrent Assets	56,092	53,838

Total Assets	$2,954,629	$2,829,209

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 120,000,000 shares
Outstanding Shares - 92,394,155 (2019) and 85,506,218 (2018)	$115,493	$106,883
Premium on Common Stock	1,027,902	843,268
Treasury Stock (at par)	(289)	(292)
Accumulated Other Comprehensive Loss	(32,558)	(26,095)
Retained Earnings	313,237	343,258

Total Equity	1,423,785	1,267,022

Long-Term Debt	854,599	708,360

Current Liabilities:
Notes Payable - Banks	573,100	77,000
Current Portion of Long-Term Debt	50,000	715,000
Payable to Associated Companies	784	899
Accounts Payable	3,088	6,378
Other Current Liabilities	25,353	27,895

Total Current Liabilities	652,325	827,172

Other Noncurrent Liabilities	23,920	26,655

Total Capitalization and Liabilities	$2,954,629	$2,829,209
The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV
 Notes to Condensed Financial Statements

1.BASIS OF PRESENTATION:

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
Dividends received from subsidiaries were $20.0 million for 2017. Dividends were not received from subsidiaries in 2018 or 2019.

The following table provides a reconciliation between SJI's equity in earnings from its subsidiaries to total income from continuing operations (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Equity in Earnings (Losses) of Subsidiaries	$118,910	$65,327	$(2,793)
General & Administrative Costs, net of tax (A)	(8,859)	(29,727)	(12,031)
Interest Charges, net of tax (B)	(32,862)	(17,697)	—
Impact of Tax Adjustments (C)	—	—	11,420
Income (Loss) From Continuing Operations	$77,189	$17,903	$(3,404)

(A) Represents costs incurred on the agreement to acquire the assets of ETG and ELK, including legal, consulting and other professional services, including costs incurred to exit the TSA. Also includes costs associated the implementation of the ERIP in 2018, and other general & administrative costs.

(B) Represents interest charges incurred, net of tax, primarily on debt.

(C) Represents one-time tax adjustments, most notably for Tax Reform.

South Jersey Industries, Inc.
Part IV
SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C			Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition Adjustments (a)	Charged to Other Accounts - Describe (b)	Deductions - Describe (c)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2019	$18,842	$10,432	—	$(292)	$9,153	$19,829

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2018	$13,988	$7,977	6,579	$(466)	$9,236	$18,842

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2017	$12,744	$6,949	—	$(394)	$5,311	$13,988

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (b)	Deductions - Describe (c)	Balance at End of Period
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2019	$13,643	$7,193	$(292)	$6,512	$14,032
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2018	$13,799	$7,997	$(466)	$7,687	$13,643
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2017	$12,570	$6,949	$(394)	$5,326	$13,799

(a) Additions related to the Acquisition. See Note 20.
(b) Recoveries of accounts previously written off and minor adjustments.
(c) Uncollectible accounts written off.