Form 10-Q
period 2020-03-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2020-05-06
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of May 1, 2020 was 92,462,219 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of May 1, 2020 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is a direct wholly-owned subsidiary of SJI Utilities, Inc. and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
COVID-19	Novel coronavirus
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price

Marina	Marina Energy, LLC
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTN	Medium Term Notes
MWh	Megawatt-hours
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
ROE	Return on Equity
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's three utility businesses: SJG, ETG, and ELK
UWUA	United Workers Union of America
WNC	Weather Normalization Clause

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

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
Utility	$386,881	$414,346
Nonutility	147,231	222,952
Total Operating Revenues	534,112	637,298
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	135,326	188,449
- Nonutility	130,742	213,938
Operations	62,356	62,826
Maintenance	9,595	9,630
Depreciation	26,469	23,685
Energy and Other Taxes	3,862	4,217
Total Operating Expenses	368,350	502,745
Operating Income	165,762	134,553

Other (Expense) Income	(1,147)	2,575
Interest Charges	(32,536)	(28,653)
Income Before Income Taxes	132,079	108,475
Income Taxes	(33,370)	(24,949)
Equity in Earnings of Affiliated Companies	2,391	2,173
Income from Continuing Operations	101,100	85,699
Loss from Discontinued Operations - (Net of tax benefit)	(59)	(62)
Net Income	$101,041	$85,637

Basic Earnings Per Common Share:
Continuing Operations	$1.09	$0.94
Discontinued Operations	—	—
Basic Earnings Per Common Share	$1.09	$0.94

Average Shares of Common Stock Outstanding - Basic	92,445	91,332

Diluted Earnings Per Common Share:
Continuing Operations	$1.09	$0.94
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$1.09	$0.94

Average Shares of Common Stock Outstanding - Diluted	92,556	91,432

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Net Income	$101,041	$85,637

Other Comprehensive Income, Net of Tax:*

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4) and $(4), respectively	8	8

Other Comprehensive Income - Net of Tax*	8	8

Comprehensive Income	$101,049	$85,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Net Cash Provided by Operating Activities	$165,898	$212,252

Cash Flows from Investing Activities:
Capital Expenditures	(113,671)	(121,887)
Proceeds from Sale of Property, Plant & Equipment	104,275	16,130
Investment in Long-Term Receivables	(7,402)	(3,408)
Proceeds from Long-Term Receivables	4,665	2,466
Investment in Affiliates	(502)	(1,458)
Advances to Affiliates	—	(620)
Net Repayment of Notes Receivable - Affiliates	2,580	—

Net Cash Used in Investing Activities	(10,055)	(108,777)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(151,400)	84,621
Proceeds from Issuance of Long-Term Debt	—	10,000
Principal Repayments of Long-Term Debt	—	(400,000)
Payments for Issuance of Long-Term Debt	(791)	(798)
Proceeds from Sale of Common Stock	—	189,032

Net Cash Used in Financing Activities	(152,191)	(117,145)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,652	(13,670)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	28,381	31,679

Cash, Cash Equivalents and Restricted Cash at End of Period	$32,033	$18,009

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2020	December 31, 2019
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,000,554	$4,905,350
Accumulated Depreciation	(860,010)	(843,998)
Nonutility Property and Equipment, at cost	26,571	25,991
Accumulated Depreciation	(14,202)	(13,807)

Property, Plant and Equipment - Net	4,152,913	4,073,536

Investments:
Available-for-Sale Securities	40	40
Restricted	21,694	21,964
Investment in Affiliates	89,952	87,087

Total Investments	111,686	109,091

Current Assets:
Cash and Cash Equivalents	10,339	6,417
Accounts Receivable	262,850	253,661
Unbilled Revenues	51,973	84,821
Provision for Uncollectibles	(23,533)	(19,829)
Notes Receivable - Affiliate	2,799	5,379
Natural Gas in Storage, average cost	31,068	54,153
Materials and Supplies, average cost	1,146	1,164
Prepaid Taxes	15,857	26,918
Derivatives - Energy Related Assets	31,120	52,892
Assets Held For Sale	39,829	143,440
Other Prepayments and Current Assets	38,848	43,492

Total Current Assets	462,296	652,508

Regulatory and Other Noncurrent Assets:
Regulatory Assets	699,426	665,932
Derivatives - Energy Related Assets	13,522	7,243
Notes Receivable - Affiliate	12,720	12,720
Contract Receivables	33,363	30,958
Goodwill	702,070	702,070
Other	106,494	111,282

Total Regulatory and Other Noncurrent Assets	1,567,595	1,530,205

Total Assets	$6,294,490	$6,365,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2020	December 31, 2019
Capitalization and Liabilities
Equity:
Common Stock	$115,555	$115,493
Premium on Common Stock	1,027,550	1,027,902
Treasury Stock (at par)	(274)	(289)
Accumulated Other Comprehensive Loss	(32,550)	(32,558)
Retained Earnings	387,002	313,237

Total Equity	1,497,283	1,423,785

Long-Term Debt	2,067,146	2,070,086

Total Capitalization	3,564,429	3,493,871

Current Liabilities:
Notes Payable	697,300	848,700
Current Portion of Long-Term Debt	470,409	467,909
Accounts Payable	187,647	232,242
Customer Deposits and Credit Balances	26,604	35,004
Environmental Remediation Costs	55,446	43,849
Taxes Accrued	9,311	2,235
Derivatives - Energy Related Liabilities	30,710	41,965
Deferred Contract Revenues	186	—
Derivatives - Other Current	1,736	1,155
Liabilities Held for Sale	5,804	6,043
Dividends Payable	27,271	—
Interest Accrued	19,305	13,580
Pension Benefits	3,727	3,727
Other Current Liabilities	30,223	35,486

Total Current Liabilities	1,565,679	1,731,895

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	133,452	92,166
Pension and Other Postretirement Benefits	114,101	114,055
Environmental Remediation Costs	184,000	189,036
Asset Retirement Obligations	264,511	263,950
Derivatives - Energy Related Liabilities	5,284	8,206
Derivatives - Other Noncurrent	18,489	11,505
Regulatory Liabilities	430,498	442,918
Other	14,047	17,738

Total Deferred Credits and Other Noncurrent Liabilities	1,164,382	1,139,574

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$6,294,490	$6,365,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total

Balance at January 1, 2020	$115,493	$1,027,902	$(289)	$(32,558)	$313,237	$1,423,785
Net Income	—	—	—	—	101,041	101,041
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	62	(352)	15	—	—	(275)
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(27,276)	(27,276)
Balance at March 31, 2020	$115,555	$1,027,550	$(274)	$(32,550)	$387,002	$1,497,283

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total

Balance at January 1, 2019	$106,883	$843,268	$(292)	$(26,095)	$343,258	$1,267,022
Net Income	—	—	—	—	85,637	85,637
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	8,603	179,829	17	—	—	188,449
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at March 31, 2019	$115,486	$1,023,097	$(275)	$(26,087)	$402,333	$1,514,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2020	2019
Operating Revenues	$240,694	$272,198

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	80,534	118,880
Operations	28,623	29,097
Maintenance	8,571	8,143
Depreciation	16,706	15,744
Energy and Other Taxes	1,615	1,989

Total Operating Expenses	136,049	173,853

Operating Income	104,645	98,345

Other (Expense) Income	(1,350)	1,931

Interest Charges	(7,542)	(7,848)

Income Before Income Taxes	95,753	92,428

Income Taxes	(25,231)	(23,697)

Net Income	$70,522	$68,731

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2020	2019
Net Income	$70,522	$68,731

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4) and $(4), respectively	8	8

Other Comprehensive Income - Net of Tax *	8	8

Comprehensive Income	$70,530	$68,739

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2020	2019
Net Cash Provided by Operating Activities	$86,431	$87,752

Cash Flows from Investing Activities:
Capital Expenditures	(53,399)	(57,850)
Investment in Long-Term Receivables	(7,402)	(3,408)
Proceeds from Long-Term Receivables	4,665	2,466

Net Cash Used in Investing Activities	(56,136)	(58,792)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(28,800)	(38,998)
Proceeds from Issuance of Long-Term Debt	—	10,000
Payments from Issuance of Long-Term Debt	(600)	—

Net Cash Used in Financing Activities	(29,400)	(28,998)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	895	(38)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,751	3,262

Cash, Cash Equivalents and Restricted Cash at End of Period	$7,646	$3,224

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2020	December 31, 2019
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,208,462	$3,154,736
Accumulated Depreciation	(571,203)	(558,634)

Property, Plant and Equipment - Net	2,637,259	2,596,102

Investments:
Restricted Investments	5,086	4,073

Total Investments	5,086	4,073

Current Assets:
Cash and Cash Equivalents	2,560	2,678
Accounts Receivable	112,606	84,940
Accounts Receivable - Related Parties	1,464	2,333
Unbilled Revenues	24,916	45,016
Provision for Uncollectibles	(14,902)	(14,032)
Natural Gas in Storage, average cost	4,362	14,839
Materials and Supplies, average cost	619	619
Prepaid Taxes	11,513	19,547
Derivatives - Energy Related Assets	7,553	16,904
Other Prepayments and Current Assets	21,746	25,074

Total Current Assets	172,437	197,918

Regulatory and Other Noncurrent Assets:
Regulatory Assets	518,184	496,177
Long-Term Receivables	33,363	30,958
Derivatives - Energy Related Assets	80	5
Other	20,946	23,322

Total Regulatory and Other Noncurrent Assets	572,573	550,462

Total Assets	$3,387,355	$3,348,555

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2020	December 31, 2019
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	355,744	355,744
Accumulated Other Comprehensive Loss	(27,867)	(27,875)
Retained Earnings	826,703	756,181

Total Equity	1,160,428	1,089,898

Long-Term Debt	544,228	547,161

Total Capitalization	1,704,656	1,637,059

Current Liabilities:
Notes Payable	142,500	171,300
Current Portion of Long-Term Debt	420,409	417,909
Accounts Payable - Commodity	12,135	17,361
Accounts Payable - Other	56,367	60,797
Accounts Payable - Related Parties	6,764	9,752
Derivatives - Energy Related Liabilities	6,628	14,671
Derivatives - Other Current	464	488
Customer Deposits and Credit Balances	17,600	22,430
Environmental Remediation Costs	35,468	29,569
Taxes Accrued	5,875	1,907
Pension Benefits	3,693	3,693
Interest Accrued	3,957	6,789
Other Current Liabilities	12,780	12,489

Total Current Liabilities	724,640	769,155

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	257,539	274,482
Deferred Income Taxes - Net	389,366	357,637
Environmental Remediation Costs	97,471	101,693
Asset Retirement Obligations	97,322	96,509
Pension and Other Postretirement Benefits	100,717	99,981
Derivatives - Energy Related Liabilities	89	95
Derivatives - Other Noncurrent	10,911	7,368
Other	4,644	4,576

Total Regulatory and Other Noncurrent Liabilities	958,059	942,341

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,387,355	$3,348,555

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2020	$5,848	$355,744	$(27,875)	$756,181	$1,089,898
Net Income	—	—	—	70,522	70,522
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2020	$5,848	$355,744	$(27,867)	$826,703	$1,160,428

Balance at January 1, 2019	$5,848	$355,744	$(22,357)	$668,787	$1,008,022
Net Income	—	—	—	68,731	68,731
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2019	$5,848	$355,744	$(22,349)	$737,518	$1,076,761
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

▪Marina develops and operates on-site energy-related projects. Included in Marina was MTF, which, in February 2020, was sold to a third party buyer (see "Agreement to Sell MTF & ACB" below). Also included in Marina are two solar projects which are currently listed as held for sale, and a third solar project that was sold in March 2020 (see "Agreement to Sell Solar Assets" below). The significant wholly-owned subsidiaries of Marina include:

•ACB, which owned and operated a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey. ACB was included in the sale to a third party buyer (see "Agreement to Sell MTF & ACB" below).

•ACLE, BCLE, SCLE and SXLE, which own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey.

▪SJESP receives commissions on service contracts from a third party.

▪Midstream invests in infrastructure and other midstream projects, including PennEast. See Note 3.

▪SJEI provides energy procurement and cost reduction services. AEP, an aggregator, broker and consultant in the retail energy markets, is a wholly-owned subsidiary of SJEI after completion of the AEP acquisition in August 2019.

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

As permitted by the rules and regulations of the SEC, the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2019. In management’s opinion, the condensed consolidated financial statements of SJI and SJG reflect all normal recurring adjustments needed to fairly present their respective financial positions, operating results and cash flows at the dates and for the periods presented. SJI’s and SJG's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results.

As of March 31, 2020 and December 31, 2019, SJI had assets and liabilities held for sale on the condensed consolidated balance sheets as a result of the agreements to sell that are discussed below. Unless otherwise noted, the disclosures herein related to specific asset and liability balances as of March 31, 2020 and December 31, 2019 exclude assets and liabilities held for sale. See "Assets and Liabilities Held for Sale" below for additional information including major classes of assets and liabilities classified as held for sale for both periods presented.

ESTIMATES AND ASSUMPTIONS - The condensed consolidated financial statements were prepared to conform with GAAP. Management makes estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition, goodwill and evaluation of equity method investments for other-than-temporary impairment.

REGULATION - SJG and ETG are subject to the rules and regulations of the BPU, while ELK is subject to the rules and regulations of the MPSC. See Note 7 for a discussion of SJG's, ETG's and ELK's rate structure and regulatory actions. SJG, ETG and ELK maintain their accounts according to the BPU's and MPSC's prescribed Uniform System of Accounts. SJG, ETG and ELK follow the accounting for regulated enterprises prescribed by ASC 980, Regulated Operations. In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 8 for a detailed discussion of regulatory assets and liabilities.

ACQUISITIONS - On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration. See Note 17.

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

During the first quarter of 2020, one Project was sold for total consideration of $7.2 million, which was the net book value of the asset on the date of sale. The solar assets related to this Project were recorded as Assets Held for Sale on the condensed consolidated balance sheets as of December 31, 2019. During the first quarter 2019, four projects were sold for total consideration of $16.1 million, with a gain recognized on these projects of less than $0.1 million.

The Company currently has two solar projects that are not part of the Transaction but are expected to be sold in 2020. The solar assets related to these two projects were recorded as Assets Held For Sale on the condensed consolidated balance sheets as of both March 31, 2020 and December 31, 2019, where they will remain until they are transferred to a buyer.

AGREEMENT TO SELL MTF & ACB - In December 2019, the Company announced it had entered into an agreement to sell MTF and ACB to a third-party buyer for an initial sales price of $100.0 million, which includes working capital. This sale closed on February 18, 2020 for a final sales price of $97.0 million, with the initial sales price being reduced by the amount of cash flows generated by MTF and ACB from October 1, 2019 through the date of closing. These unsold assets and liabilities were recorded as Assets Held for Sale and Liabilities Held For Sale, respectively, on the condensed consolidated balance sheets as of December 31, 2019.

AGREEMENT TO SELL ELK - In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer for approximately $15.0 million, less any indebtedness at the time of closing, and pending MPSC approval. This transaction is expected to close in the middle of 2020. The assets and liabilities for ELK were recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

ASSETS AND LIABILITIES HELD FOR SALE - As of both March 31, 2020 and December 31, 2019, SJI has recorded assets and liabilities held for sale as a result of the agreement to sell ELK discussed above. As of both March 31, 2020 and December 31, 2019, assets held for sale also relate to the solar projects discussed under "Agreement to Sell Solar Assets" above. As of December 31, 2019, SJI had recorded assets and liabilities held for sale as a result of the agreement to sell MTF and ACB discussed above.

As a result, SJI has recorded the following in Assets Held for Sale and Liabilities Held for Sale on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Assets Held for Sale:
Current Assets	$—	$5,365
Net Utility Plant	19,293	18,692
Net Nonutility Property, Plant & Equipment	19,993	110,400
Goodwill	59	59
Regulatory Assets	455	415
Other Noncurrent Assets	29	8,509
Total Assets Held for Sale	$39,829	$143,440
Liabilities Held for Sale:
Current Liabilities	$—	$916
Asset Retirement Obligations	2,609	2,515
Regulatory Liabilities	3,025	2,583
Other Noncurrent Liabilities	170	29
Total Liabilities Held for Sale	$5,804	$6,043

SJG does not have any assets or liabilities recorded as held for sale as of March 31, 2020 or December 31, 2019.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 350, Intangibles - Goodwill and Other, and ASC 360, Property, Plant and Equipment. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the condensed consolidated statements of income. Fair values can be determined based on agreements to sell assets as well as by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

We performed a qualitative assessment of the long-lived assets of SJI and SJG as of March 31, 2020 to determine whether the impact of the COVID-19 pandemic, and the resulting downturn in the market conditions, indicates that the fair value of the assets are less than their carrying value. There were no indicators noted through these qualitative assessments that we believe would lead to an other-than-temporary impairment. Further analysis was performed on goodwill, see Note 18.

No impairments were identified at either SJI or SJG for the three months ended March 31, 2020 or 2019, respectively.

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

We considered the impact the COVID-19 pandemic has had on operating revenues, noting that SJI and SJG have not seen a significant reduction in revenues as a result of the pandemic. This is due to gas and electricity continuing to be delivered timely to customers, and no delays or operational shutdowns taking place to date. Given the performance obligation is satisfied at delivery, which matches the time when the Company is able to invoice the customer, the Company is confident in being able to meet its future performance obligations. To the extent that the pandemic does impact our ability to deliver in the future, operating revenues could be impacted.

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed quarterly to determine if impairment has occurred. No impairment charges were recorded on these properties during the three months ended March 31, 2020 or 2019. As of both March 31, 2020 and December 31, 2019, $8.6 million related to interests in proved and unproved properties in Pennsylvania, net of amortization, is included with Nonutility Property and Equipment and Other Noncurrent Assets on the condensed consolidated balance sheets and in the Wholesale Energy Operations segment.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of March 31, 2020 and December 31, 2019, SJI held 219,136 and 231,514 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

AFUDC - SJI and SJG record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently, AFUDC increases the regulated revenue requirement and is included in rate base and recovered over the service life of the asset through a higher rate base and higher depreciation.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with ASC 740, Income Taxes. A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

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

As of March 31, 2020 and December 31, 2019, the balance of the intangible asset is $10.2 million and $11.5 million, respectively, and is recorded to Other Current and Noncurrent Assets on the condensed consolidated balance sheets of SJI, with the reduction being due to amortization. As of March 31, 2020 and December 31, 2019, the balance in the liability is $10.3 million and $10.6 million, respectively, and is recorded to Regulatory Liabilities on the condensed consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

CURRENT PORTION OF LONG-TERM DEBT & SHORT-TERM BORROWINGS - As of March 31, 2020, the Company has $470.4 million of long-term debt that is due within one year, along with $697.3 million of notes payable which includes borrowings under the commercial paper program and revolving credit facilities (see Note 10). SJI has refinanced $600.0 million of these short-term amounts, including $400.0 million at SJG, in April 2020 (see Notes 14 and 20). SJI expects to further reduce its debt and notes payable over the next twelve months using cash provided from the sale of ELK and the remaining solar assets as discussed above. The remaining portion of long-term debt that is due within one year is expected to be paid by utilizing funds provided from refinancing activities and from the Company's revolving credit facilities.

Although there can be no assurance, management believes that actions presently being taken to pay off or refinance the long-term debt and borrowings that are due within the next year will be successful, as the Company has been successful in refinancing debt in the past. No adjustments have been made to the financial statements to account for this uncertainty.

AOCL - SJI and SJG release income tax effects from AOCL on an individual unit of account basis.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement had, or is expected to have, a material impact on the condensed consolidated financial statements of SJI, or the condensed financial statements of SJG.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The amendments in this update are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. SJI and SJG adopted this guidance on January 1, 2020, consistent with the effective date. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on the timing of liquidation of an investee's assets and the description of measurement uncertainty at the reporting date. Entities are now required to disclose: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, the standard eliminates disclosure requirements with respect to: (1) the transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The new disclosure requirement for unrealized gains and losses, the range and weighted average of significant unobservable inputs and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively to all periods presented upon their effective date. SJI and SJG adopted this guidance on January 1, 2020, consistent with the effective date. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU provide codification improvements and further clarification on several topics, including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as well as ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). Since SJI and SJG have adopted the amendments in ASU 2017-12 (with no impact to the financial statements results of SJI or SJG) as of April 25, 2019 (the issuance date of ASU 2019-04), the effective date for the amendments to Topic 815 contained in ASU 2019-04 is as of the beginning of the first annual reporting period beginning after April 25, 2019. Early adoption is permitted, including adoption on any date on or after April 25, 2019. The amendments are effective for fiscal years and interim periods beginning after December 15, 2019. SJI and SJG adopted this guidance on January

1, 2020, consistent with the effective date. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG. See ASU 2016-13 below for more detail.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. After the issuance of ASU 2016-13, the FASB issued additional guidance regarding Topic 326 as follows:

•In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326). The amendments in this ASU provide optional targeted transition relief for entities adopting the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in ASU 2019-05 provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement - Overall, and 825-10.

•In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. The amendments in this ASU clarify that the contractual term of a net investment in a lease determined in accordance with Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. The amendments in this ASU related to Subtopic 860-20, Transfers and Servicing - Sales of Financial Assets, clarify that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with Topic 326.

The new guidance in ASU 2016-13, as well as all amendments discussed above, was effective for the Company beginning on January 1, 2020. The impact of adoption did not result in an adjustment to retained earnings as of January 1, 2020 nor did it have a material impact on the financial statement results of SJI or SJG, given that the current expected lifetime loss estimates were not materially different from the reserves already in place.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide various optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry

Subtopic. An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. Management has not yet adopted this guidance and is currently determining when to adopt it for SJI and SJG, and the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

AMENDED SEC RULES - In March 2020, the SEC adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The SEC also amended the disclosure requirements for affiliates whose securities are pledged as collateral for registered securities in Rule 3-16 of Regulation S-X.

As adopted, Rule 3-10 will be amended and partly relocated to new Rule 13-01, and the requirements in Rule 3-16 will be replaced with the requirements in new Rule 13-02. New Rules 13-01 and 13-02 will comprise new Article 13 in Regulation S-X. The amendments are intended to improve the rules by requiring disclosures that focus investors on the information that is material given the specific facts and circumstances and by making the disclosures easier to understand. The amendments are also intended to reduce the costs and burdens of compliance for registrants. Under the amendments, Rule 3-10 will continue to permit the omission of separate financial statements of subsidiary issuers and guarantors when certain conditions are met and the parent company provides supplemental financial and non-financial disclosure about the subsidiary issuers and/or guarantors and the guarantees. Similar to the existing rule, the amended rule will provide the conditions that must be met in order to omit separate subsidiary issuer or guarantor financial statements. New Rule 13-01 specifies the accompanying amended disclosure requirements. The disclosure requirements in Rule 3-16 will be replaced with the amended disclosure requirements in new Rule 13-02 (although existing Rule 3-16 will remain in place for transitional purposes). Among other things, these amendments will:

•Replace the condition that a subsidiary issuer or guarantor be 100%-owned by the parent company with a condition that it be consolidated in the parent company's consolidated financial statements;

•Replace condensed consolidating financial information, as specified in existing Rule 3-10, with certain new financial and non-financial disclosures. The amended financial disclosures will consist of summarized financial information, as defined in Rule 1-02(bb)(1) of Regulation S-X, of the issuers and guarantors, which may be presented on a combined basis, and reduce the number of periods presented. The amended non-financial disclosures, among other matters, will expand the qualitative disclosures about the guarantees and the issuers and guarantors. Consistent with the existing rule, disclosure of additional information about each guarantor will be required if it would be material for investors to evaluate the sufficiency of the guarantee;

•Permit the amended disclosures to be provided outside the footnotes to the parent company’s audited annual and unaudited interim consolidated financial statements in all filings;

•Require the amended financial and non-financial disclosures for as long as an issuer or guarantor has an Exchange Act reporting obligation with respect to the guaranteed securities rather than for as long as the guaranteed securities are outstanding;

•Replace the existing requirement to provide separate financial statements for each affiliate whose securities are pledged as collateral with amended financial and non-financial disclosures about the affiliate(s) and the collateral arrangement as a supplement to the consolidated financial statements of the registrant that issues the collateralized security. The registrant will be permitted to provide the amended financial and non-financial disclosures outside the footnotes to its audited annual and unaudited interim consolidated financial statements in all filings; and

•Replace the requirement to provide disclosure only when the pledged securities meet or exceed a numerical threshold relative to the securities registered or being registered with a requirement to provide the proposed financial and non-financial disclosures in all cases, unless they are immaterial.

The amendments will be effective on January 4, 2021; however, voluntary compliance with the final amendments will be accepted in advance of the January 4, 2021 effective date. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2. STOCK-BASED COMPENSATION PLAN:

Under SJI's 2015 Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the three months ended March 31, 2020 and 2019. No stock appreciation rights have been issued under the Plan.  No restricted shares were granted during the three months ended March 31, 2020 or 2019 to Officers and other key employees. Restricted shares to Officers and other key employees are expected to be granted in the second quarter of 2020. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted.

SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. No time-based restricted stock was granted during the three months ended March 31, 2020 or 2019. Time-based restricted shares to Officers and other key employees are expected to be granted in the second quarter of 2020.

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

During the three months ended March 31, 2020 and 2019, SJI granted 36,829 and 30,028 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at March 31, 2020 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2018 - TSR	49,014	$31.05	21.9%	2.00%
	2018 - CEGR, Time	64,430	$31.23	N/A	N/A
	2019 - TSR	36,642	$32.88	23.2%	2.40%
	2019 - CEGR, Time	104,712	$31.38	N/A	N/A

Directors -	2020	36,829	$32.42	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Officers & Key Employees	$1,212	$750
Directors	299	202
Total Cost	1,511	952

Capitalized	(122)	(81)
Net Expense	$1,389	$871

The table above does not reflect the reversal of approximately $1.3 million in 2020 of previously recorded costs associated with TSR and CEGR-based grants for which performance goals were not met.

As of March 31, 2020, there was $4.9 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information regarding restricted stock award activity for SJI during the three months ended March 31, 2020, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2020	402,146	30,961	$31.50
Granted	—	36,829	$32.42
Cancelled/Forfeited	(10,385)	—	$31.59
Vested	(136,963)	(30,961)	$31.49
Nonvested Shares Outstanding, March 31, 2020	254,798	36,829	$31.61

Earnings and performance-based targets during the three-year vesting periods were not attained for the 2017 Officer and other key employee grants that vested in the first quarter of 2020. As a result, no shares were awarded in 2020 associated with the 2017 TSR and CEGR-based grants. However, the targets for the time-based grants were met. As a result, during the three months ended March 31, 2020, SJI awarded 47,617 shares to its Officers and other key employees at a market value of $1.4 million. During the three months ended March 31, 2019, SJI awarded 122,265 shares at a market value of $3.6 million. These awarded amounts for 2020 and 2019 include awards for previously deferred shares that were paid during the three month periods.

During the three months ended March 31, 2020 and 2019, SJI also awarded 30,961 and 26,416 shares to its Directors at a market value of $0.8 million for both periods.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the three months ended March 31, 2020 and 2019, no shares of restricted stock were granted to SJG officers and other key employees. Restricted shares to Officers and other key employees are expected to be granted in the second quarter of 2020. The cost of outstanding stock awards for SJG during both the three months ended March 31, 2020 and 2019 was $0.1 million. Approximately 70% of these costs were capitalized on SJG's condensed balance sheets to Utility Plant.

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
•On February 18, 2020, PennEast filed a Petition for a Writ of Certiorari with the Supreme Court of the United States ("petition") to review the September 10, 2019 Third Circuit decision.
•On February 20, 2020, FERC granted PennEast’s request for a two-year extension to complete the construction of the pipeline.
•On April 14, 2020, The US Supreme Court ordered the state of New Jersey to respond to PennEast's petition. The court directed NJ respondents, including state agencies and the NJ Conservation Foundation, to answer the petition by PennEast, with a response due June 2.

PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, along with the other partners, are intending to contribute to the project.

Our investment in PennEast totaled $85.0 million and $82.7 million as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the Company evaluated its investment in PennEast for impairment and determined there is not an other-than-temporary impairment, and have not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal proceedings are at very early stages, and the intent is to move forward with all potential legal proceedings and other options available. Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal proceedings have not been impacted. However, to the extent that the legal proceedings have unfavorable outcomes, or if PennEast concludes that the project is not viable or does not go forward as actions progress, our conclusions with respect to other-than-temporary impairment could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

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

SJRG had net sales to EnergyMark of $5.2 million and $13.9 million for the three months ended March 31, 2020 and 2019, respectively.

EnerConnex - SJEI has a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity.

During the first three months of both 2020 and 2019, SJI made net investments in unconsolidated affiliates of $2.1 million.  As of March 31, 2020 and December 31, 2019, the outstanding balance of Notes Receivable – Affiliate was $15.5 million and $18.1 million, respectively. These Notes Receivable-Affiliates balances are broken out as follows:

•As of both March 31, 2020 and December 31, 2019, $13.1 million of notes are related to Energenic, which are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. As of both March 31, 2020 and December 31, 2019, $4.4 million of interest has been accrued and is recorded in Accounts Receivable on the condensed consolidated balance sheets. No payments have been made on this note as of March 31, 2020.
•As of March 31, 2020 and December 31, 2019, the remaining $2.4 million and $5.0 million, respectively, of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2020, SJI had a net asset of approximately $90.0 million included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of March 31, 2020, is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $105.5 million.

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

Summarized operating results of the discontinued operations for the three months ended March 31, 2020 and 2019, were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Loss before Income Taxes:
Sand Mining	$(19)	$(21)
Fuel Oil	(56)	(57)
Income Tax Benefits	16	16
Loss from Discontinued Operations — Net	$(59)	$(62)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—

SJG RELATED-PARTY TRANSACTIONS - There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2019. See Note 3 to the Financial Statements in Item 8 of SJI's and SJG’s Form 10-K for the year ended December 31, 2019 for a detailed description of the related parties and their associated transactions.

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating Revenues/Affiliates:
SJRG	$1,029	$1,284
Marina	60	116
Other	20	20
Total Operating Revenue/Affiliates	$1,109	$1,420

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$126	$3,427

Operations Expense/Affiliates:
SJI	$5,610	$4,726
SJIU	955	—
Millennium	827	763
Other	443	535
Total Operations Expense/Affiliates	$7,835	$6,024

*These costs are included in either SJG's Cost of Sales on the condensed statements of income, or Regulatory Assets on the condensed balance sheets. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

4. COMMON STOCK:

The following shares were issued and outstanding for SJI:

2020
Beginning Balance, January 1	92,394,155
New Issuances During the Period:
Stock-Based Compensation Plan	49,770
Ending Balance, March 31	92,443,925

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock, which shows a decrease of $0.4 million on the condensed consolidated balance sheets from December 31, 2019 to March 31, 2020 resulting from the reversal of previously recorded costs associated with TSR and CEGR-based grants for which performance goals were not met (see Note 2).

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of March 31, 2020. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

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

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 111,077 and 100,012 for the three months ended March 31, 2020 and 2019, respectively. These additional shares relate to SJI's restricted stock as discussed in Note 2, along with the impact of the Equity Units discussed above, accounted for under the treasury stock method.

DIVIDENDS PER SHARE — SJI's dividends per share were $0.30 and $0.29 for the three months ended March 31, 2020 and 2019, respectively. SJG did not declare or pay any dividends to SJI during the three months ended March 31, 2020 or 2019.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2019 or 2020. SJI does not intend to issue equity capital via the DRP in 2020.

5. FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with certain counterparties to support their risk management activities associated with hedging commodities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease. As of March 31, 2020 and December 31, 2019, SJI's balances (including SJG) in these accounts totaled $21.7 million and $22.0 million, respectively, held by the counterparties, which is recorded in Restricted Investments on the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, SJG's balance held by the counterparties totaled $5.1 million and $4.0 million and was recorded in Restricted Investments on the condensed balance sheets.

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at March 31, 2020 and December 31, 2019, which would be included in Level 1 of the fair value hierarchy (see Note 13).

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31, 2020
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$10,339	$2,560
Restricted Investments	21,694	5,086
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$32,033	$7,646

	As of December 31, 2019
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$6,417	$2,678
Restricted Investments	21,964	4,073
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$28,381	$6,751

NOTES RECEIVABLE-AFFILIATES - See Note 3.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $3.4 million and $3.7 million as of March 31, 2020 and December 31, 2019, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.5 million as of both March 31, 2020 and December 31, 2019. The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. In addition, as part of the EET/EEP programs, SJG provides funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans were $36.5 million and $33.5 million as of March 31, 2020 and December 31, 2019, respectively. On the condensed consolidated balance sheets of SJI and SJG, $5.1 million and $4.6 million of the current portion of EET/EEP loans receivable is reflected in Accounts Receivable as of March 31, 2020 and December 31, 2019, respectively, and $31.4 million and $28.9 million of the non-current portion is reflected in Contract Receivables as of March 31, 2020 and December 31, 2019, respectively. Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized under ASC 326.

The carrying amounts of these receivables approximate their fair value at March 31, 2020 and December 31, 2019, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of March 31, 2020, SJI had approximately $16.9 million, or 37.8%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at March 31, 2020 and December 31, 2019, except as noted below.
•For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of March 31, 2020 and December 31, 2019, were $2.59 billion and $2.73 billion, respectively.  The carrying amounts of SJI's long-term debt, including current maturities, as of both March 31, 2020 and December 31, 2019, were $2.54 billion. SJI's carrying amounts as of March 31, 2020 are net of unamortized debt issuance costs of $26.0 million and unamortized debt discounts of $5.3 million. SJI's carrying amounts as of December 31, 2019 are net of unamortized debt issuance costs of $25.5 million and unamortized debt discounts of $5.3 million.

•The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2020 and December 31, 2019, were $969.0 million and $915.2 million, respectively. The carrying amounts of SJG's long-term debt, including current maturities, as of March 31, 2020 and December 31, 2019, were $964.6 million and $965.1 million, respectively. The carrying amounts as of March 31, 2020 and December 31, 2019 are net of unamortized debt issuance costs of $6.7 million and $6.3 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at March 31, 2020 and December 31, 2019.

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
•On-site energy production consists of MTF and ACB, which as discussed in Note 1, were sold on February 18, 2020. This segment also includes other energy-related projects, including three solar projects, one of which was sold during the three months ended March 31, 2020 as discussed in Note 1. Also included in this segment are the activities of ACLE, BCLE, SCLE and SXLE.
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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). The results for AEP are included in the Corporate & Services segment from the acquired date of August 31, 2019. Further, the results and balances for On-Site Energy Production are impacted by the sales of solar assets and the sale of MTF and ACB.

	Three Months Ended March 31,
	2020	2019
Operating Revenues:
SJI Utilities:
SJG Utility Operations	240,694	$272,198
ETG Utility Operations	144,157	140,174
ELK Utility Operations	3,118	3,374
Subtotal SJI Utilities	387,969	415,746
Energy Group:
Wholesale Energy Operations	128,444	190,007
Retail Electric Operations	12,225	22,691
Subtotal Energy Group	140,669	212,698
Energy Services:
On-Site Energy Production	6,988	11,330
Appliance Service Operations	489	531
Subtotal Energy Services	7,477	11,861
Corporate and Services	13,710	9,371
Subtotal	549,825	649,676
Intersegment Sales	(15,713)	(12,378)
Total Operating Revenues	$534,112	$637,298

	Three Months Ended March 31,
	2020	2019
Operating Income:
SJI Utilities:
SJG Utility Operations	$104,645	$98,345
ETG Utility Operations	54,062	44,149
ELK Utility Operations	535	630
Subtotal SJI Utilities	159,242	143,124
Energy Group:
Wholesale Energy Operations	7,412	(2,506)
Retail Electric Operations	(1,221)	(1,656)
Subtotal Energy Group	6,191	(4,162)
Energy Services:
On-Site Energy Production	(296)	118
Appliance Service Operations	439	595
Subtotal Energy Services	143	713
Corporate and Services	186	(5,122)
Total Operating Income	$165,762	$134,553

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$25,059	$22,702
ETG Utility Operations	9,451	6,658
ELK Utility Operations	133	112
Subtotal SJI Utilities	34,643	29,472
Energy Group:
Wholesale Energy Operations	16	23
Subtotal Energy Group	16	23
Energy Services:
On-Site Energy Production	3	1,252
Subtotal Energy Services	3	1,252
Corporate and Services	1,240	1,244
Total Depreciation and Amortization	$35,902	$31,991

Interest Charges:
SJI Utilities:
SJG Utility Operations	$7,542	$7,848
ETG Utility Operations	7,145	6,321
ELK Utility Operations	12	6
Subtotal SJI Utilities	14,699	14,175
On-Site Energy Production	1,602	2,285
Midstream	580	544
Corporate and Services	17,887	15,404
Subtotal	34,768	32,408
Intersegment Borrowings	(2,232)	(3,755)
Total Interest Charges	$32,536	$28,653

	Three Months Ended March 31,
	2020	2019
Income Taxes:
SJI Utilities:
SJG Utility Operations	$25,231	$23,697
ETG Utility Operations	10,621	6,902
ELK Utility Operations	136	163
Subtotal SJI Utilities	35,988	30,762
Energy Group:
Wholesale Energy Operations	2,006	(477)
Retail Electric Operations	(203)	(249)
Subtotal Energy Group	1,803	(726)
Energy Services:
On-Site Energy Production	1,049	(478)
Appliance Service Operations	167	167
Subtotal Energy Services	1,216	(311)
Midstream	(29)	(32)
Corporate and Services	(5,608)	(4,744)
Total Income Taxes	$33,370	$24,949

Property Additions:
SJI Utilities:
SJG Utility Operations	$57,970	$55,305
ETG Utility Operations	49,014	38,024
ELK Utility Operations	651	645
Subtotal SJI Utilities	107,635	93,974
Energy Services:
On-Site Energy Production	53	23
Subtotal Energy Services	53	23
Midstream	45	12
Corporate and Services	661	585
Total Property Additions	$108,394	$94,594

	March 31, 2020	December 31, 2019
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,387,355	$3,348,555
ETG Utility Operations	2,491,100	2,458,846
ELK Utility Operations	21,466	21,723
Subtotal SJI Utilities	5,899,921	5,829,124
Energy Group:
Wholesale Energy Operations	157,548	195,576
Retail Electric Operations	25,805	30,351
Subtotal Energy Group	183,353	225,927
Energy Services:
On-Site Energy Production	46,865	154,021
Appliance Service Operations	241	—
Subtotal Energy Services	47,106	154,021
Midstream	85,989	83,517
Discontinued Operations	1,754	1,766
Corporate and Services	272,642	403,170
Intersegment Assets	(196,275)	(332,185)
Total Identifiable Assets	$6,294,490	$6,365,340

7. RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU. ELK is subject to the rules and regulations of the MPSC.

Except as described below, there have been no other significant regulatory actions or changes to the Utilities' rate structure since December 31, 2019. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

SJG:

Rate Case - In March 2020, SJG filed a petition with the BPU requesting a base rate revenue increase to recognize the infrastructure investments made to maintain the safety and reliability of its natural gas system since the approval of its previous base rate case proceeding in October 2017. In its filing, SJG requested a base rate revenue increase of $75.3 million, reflecting an overall rate of return of 7.34%, with a return on equity of 10.4% and a common equity component of approximately 54.18%. This matter is currently pending with the BPU.

In the first quarter of 2020, the final rates were approved by the BPU on SJG's 2019-2020 annual BGSS, CIP and SBC/TIC filings. Additionally, SJG will issue a one-time BGSS bill credit of approximately $0.8 million, plus interest, sales tax and public utility assessments, which will be returned to customers in the second quarter of 2020. The BGSS and CIP approvals discussed above do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

In March 2020, SJG executed a Stipulation of Settlement resolving a 2019 Compliance Filing and 2019 Tax Act Rider petition, anticipated to be approved by the BPU in May 2020. The terms of settlement include the following:
•The “Unprotected” EDIT balance of approximately $44.7 million will be refunded to customers over the remaining 5 year period through the approved rider;
•The net “Protected” EDIT regulatory liability of $149.4 million (regulatory liability of $181.0 million partially offset by a regulatory asset of $31.6 million) will be refunded to customers through a proposed base rate adjustment in SJG’s next base rate case.

RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. As of March 2020, SJG has determined that the project under construction will be abandoned. SJG has requested that the project costs spent to date of $10.1 million be recovered as a regulatory asset within its March 2020 rate case petition filed with the BPU. As such, the amount has been reclassified from Utility Plant and is presented as a Regulatory Asset within the condensed consolidated balance sheets at March 31, 2020. The matter is currently pending with the BPU.

ETG:

In the first quarter of 2020, the final rates were approved by the BPU on ETG's 2019-2020 annual BGSS, RAC, EEP, WNC, CEP and OSMC filings, effective April 1, 2020. All were approved as requested with the exception of RAC (a final rate reflecting a $6.0 million increase in revenues compared to a request of $6.1 million) and EEP (a final rate reflecting a $0.9 million increase in revenues compared to a request of $1.0 million).

In February 2020, ETG entered into a Stipulation with the BPU and the New Jersey Division of Rate Counsel extending its EEP through June 2020 under the previously approved budget and from July 2020 through December 2021 at a total budget of approximately $4.2 million. The BPU issued an Order in February 2020 approving the Stipulation.

ELK:

As discussed in Note 1, in December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer for approximately $15.0 million, less any indebtedness at the time of closing, and pending MPSC approval. This transaction is expected to close in the middle of 2020.

8. REGULATORY ASSETS AND REGULATORY LIABILITIES:

There have been no significant changes to the nature of the Utilities' regulatory assets and liabilities since December 31, 2019, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

The Utilities' Regulatory Assets as of March 31, 2020 consisted of the following items (in thousands):

	March 31, 2020
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$158,947	$10,564	$—	$169,511
Liability for Future Expenditures	132,938	105,984	—	238,922
Insurance Recovery Receivables	—	(13,615)	—	(13,615)
Deferred ARO Costs	37,821	23,511	—	61,332
Deferred Pension Costs - Unrecognized Prior Service Cost	—	36,566	—	36,566
Deferred Pension and Other Postretirement Benefit Costs	72,010	1,825	—	73,835
Deferred Gas Costs - Net	28,171	—	—	28,171
CIP Receivable	24,244	—	—	24,244
SBC Receivable	1,670	—	—	1,670
Deferred Interest Rate Contracts	11,375	—	—	11,375
EET	12,557	—	—	12,557
Pipeline Supplier Service Charges	503	—	—	503
Pipeline Integrity Cost	6,080	—	—	6,080
AFUDC - Equity Related Deferrals	10,950	—	—	10,950
WNC	—	8,214	156	8,370
Other Regulatory Assets	20,918	8,037	—	28,955

Total Regulatory Assets	$518,184	$181,086	$156	$699,426

The Utilities' Regulatory Assets as of December 31, 2019 consisted of the following items (in thousands):

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$156,279	$16,955	$—	$173,234
Liability for Future Expenditures	131,262	101,083	—	232,345
Insurance Recovery Receivables	—	(20,423)	—	(20,423)
Deferred ARO Costs	36,515	18,108	—	54,623
Deferred Pension Costs - Unrecognized Prior Service Cost	—	37,378	—	37,378
Deferred Pension and Other Postretirement Benefit Costs	72,010	1,825	—	73,835
Deferred Gas Costs - Net	49,469	5,301	293	55,063
SBC Receivable	1,478	—	—	1,478
Deferred Interest Rate Contracts	7,856	—	—	7,856
EET	12,877	—	—	12,877
Pipeline Supplier Service Charges	525	—	—	525
Pipeline Integrity Cost	6,516	—	—	6,516
AFUDC - Equity Related Deferrals	10,712	—	—	10,712
WNC	—	—	231	231
Other Regulatory Assets	10,678	9,004	—	19,682

Total Regulatory Assets	$496,177	$169,231	$524	$665,932

Except where noted below, all regulatory assets are or are expected to be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, SBC Receivable, EET and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

ENVIRONMENTAL REMEDIATION COSTS - SJG and ETG have regulatory assets associated with environmental costs related to the cleanup of environmental sites. SJG has 12 sites where SJG or its predecessors previously operated gas manufacturing plants, while ETG is subject to environmental remediation liabilities associated with five former manufactured gas plant sites in New Jersey. "Environmental Remediation Cost: Expended - Net" represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of ASC 980, as the BPU allows SJG and ETG to recover such expenditures through the RAC. "Environmental Remediation Cost: Liability for Future Expenditures" relates to estimated future expenditures required to complete the remediation of these sites. SJG and ETG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the condensed consolidated balance sheets under the captions "Current Liabilities" (SJI and SJG), "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). The BPU allows SJG to recover the deferred costs over seven-year periods after they are incurred. Environmental remediation costs at ETG are recoverable from customers through the RAC approved by the BPU. "Insurance Recovery Receivables" represents the balance of an insurance settlement executed in the fourth quarter of 2019 with a third party. This settlement, which is expected to be received in installments through the end of 2021, will be returned to ETG's customers through the RAC. Of the original total of $20.4 million, $6.8 million was received by ETG in 2020.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (see Note 12). SJG's balance as of both March 31, 2020 and December 31, 2019 also includes $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract. We believe that the amount paid by SJG to the third party supplier to settle the pricing dispute reflects a gas cost that ultimately will be recovered from SJG's customers through adjusted rates through the BGSS clause. The BGSS regulatory assets of SJI and SJG decreased $26.9 million and $21.3 million, respectively, from December 31, 2019 to March 31, 2020, primarily due to recoveries from customers exceeding the actual gas commodity costs and changes in valuations of hedged natural gas positions from prior periods. ETG's deferred gas costs-net are over-recovered at March 31,2020, resulting in a regulatory liability.

DEFERRED ARO COSTS - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation. The Deferred ARO Costs regulatory asset increased $6.7 million from December 31, 2019 to March 31, 2020, due to revisions to the settlement timing, retirement costs, and changes to inflation and discount rates used to measure the expected retirement. Corresponding decreases are made to the ARO liability, thus having no impact on earnings.

CIP RECEIVABLE - The CIP tracking mechanism at SJG adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the first three months of 2020, resulting in a regulatory asset at March 31, 2020 as compared to a regulatory liability at December 31, 2019. This is primarily the result of warmer than normal weather experienced in the region.

WNC - The tariffs for ETG include a weather normalization clause that reduces customer bills when weather is colder than normal and increases customer bills when weather is warmer than normal. The overall change in ETG's weather normalization from a regulatory liability at December 31,2019 to a regulatory asset at March 31, 2020 was due to timing of collections from customers and warmer than normal weather during the first three months 2020.

OTHER REGULATORY ASSETS - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates. Included in Other Regulatory Assets for SJG is the impact of the ERIP on SJG employees, see Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019. The increase in Other Regulatory Assets is primarily due to a $10.1 million reclassification of costs from Utility Plant to regulatory assets related to a previous project to re-power the former BL England facility with natural gas (see Note 7).

The Utilities Regulatory Liabilities as of March 31, 2020 consisted of the following items (in thousands):

	March 31, 2020
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$14,963	$37,901	$—	$52,864
Excess Deferred Taxes	242,576	116,743	—	359,319
Deferred Revenues - Net	—	6,183	—	6,183
Amounts to be Refunded to Customers	—	10,252	—	10,252
Other Regulatory Liabilities	—	1,880	—	1,880

Total Regulatory Liabilities	$257,539	$172,959	$—	$430,498

The Utilities Regulatory Liabilities as of December 31, 2019 consisted of the following items (in thousands):

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$16,333	$36,343	$—	$52,676
Excess Deferred Taxes	251,355	117,695	—	369,050
Deferred Revenues - Net	—	52	—	52
CIP Payable	6,794	—	—	6,794
WNC	—	2,684	—	2,684
Amounts to be Refunded to Customers	—	10,625	—	10,625
Other Regulatory Liabilities	—	1,037	—	1,037

Total Regulatory Liabilities	$274,482	$168,436	$—	$442,918

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in this liability from December 31, 2019 to March 31, 2020 is related to excess tax amounts returned to customers through customer billings. The Unprotected amount of excess deferred taxes will be returned to customers over a five year period. The determination of the treatment for the remaining amount of excess deferred taxes will be deferred until SJG's next base rate case as approved by the BPU (see Note 7).

EXCESS PLANT REMOVAL COSTS - The Utilities accrue and collect for cost of removal of utility property. This regulatory liability represents customer collections in excess of actual expenditures, which will be returned to customers as a reduction to depreciation expense.

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's and ETG's bill credit. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPT approval. As a result of over-collection, ETG resulted in a regulatory liability at March 31, 2020 as compared to a regulatory asset at December 31, 2019.

AMOUNTS TO BE REFUNDED TO CUSTOMERS - See "AMA" section in Note 1.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2020 and 2019, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2020	2019
Service Cost	$1,688	$1,719
Interest Cost	3,763	4,229
Expected Return on Plan Assets	(5,452)	(5,193)
Amortizations:
Prior Service Cost	26	26
Actuarial Loss	2,715	2,437
Net Periodic Benefit Cost	2,740	3,218
Capitalized Benefit Cost	(544)	(594)
Deferred Benefit Cost	(408)	(541)
Total Net Periodic Benefit Expense	$1,788	$2,083

	Other Postretirement Benefits
	Three Months Ended March 31,
	2020	2019
Service Cost	$165	$234
Interest Cost	608	628
Expected Return on Plan Assets	(1,346)	(1,149)
Amortizations:
Prior Service Cost	(144)	(143)
Actuarial Loss	192	263
Net Periodic Benefit Cost	(525)	(167)
Capitalized Benefit Cost	(108)	(56)
Deferred Benefit Cost	396	116
Total Net Periodic Benefit Expense	$(237)	$(107)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $1.9 million and $2.3 million of the totals presented in the table above for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020 and 2019, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was $0.7 million and a benefit of less than $0.1 million, respectively, of the totals presented in the table above.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction programs.

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in AOCL; however, since the Utilities recover all prudently incurred pension and postretirement benefit costs from their ratepayers, a significant portion of the changes resulting from the recording of additional liabilities under this requirement are reported as regulatory assets.

No contributions were made to the pension plans by either SJI or SJG during the three months ended March 31, 2020 or 2019. SJI and SJG do not expect to make any contributions to the pension plans during the remainder of 2020; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded SERP are expected to be approximately $3.7 million in 2020.

As part of the Acquisition, SJI acquired the existing pension and other post-employment benefit plans of ETG and ELK.  The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees.  The qualified pension plan is funded in accordance with requirements of the ERISA.  The Company also provides certain non-qualified defined benefit and defined contribution pension plans for a selected group of the Company's management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis.  In addition, the entities have a postretirement benefit plan, which provides certain medical care and life insurance benefits for eligible retired employees through a postretirement benefit plan.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10. LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2020 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$169,300	(A)	$330,700	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2020 (D)
Term Loan Credit Agreement	100,000	100,000		—	September 2020 (D)
Term Loan Credit Agreement	150,000	150,000		—	March 2021

Total SJI	800,000	469,300		330,700

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	143,300	(B)	56,700	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2020

Total SJG	210,000	143,300		66,700

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	96,100	(C)	103,900	June 2021

Total	$1,210,000	$708,700		$501,300

(A) Includes letters of credit outstanding in the amount of $9.6 million.
(B) Includes letters of credit outstanding in the amount of $0.8 million.
(C) Includes letters of credit outstanding in the amount of $1.0 million.
(D) These agreements were paid off in April 2020. See Notes 14 and 20.

For SJI, the $708.7 million of usage in the table above, less the letters of credit noted in (A)-(C) above, equal the $697.3 million recorded as Notes Payable on the condensed consolidated balance sheets as of March 31, 2020. For SJG, the $143.3 million of usage in the table above, less the letters of credit noted in (B) above, equal the $142.5 million recorded as Notes Payable on the condensed balance sheets as of March 31, 2020.

On March 26, 2020, SJI entered into an unsecured $150.0 million term loan agreement, which bears interest at variable rates. The maturity date of the term loan is March 25, 2021, and the loan is recorded in Notes Payable on the condensed consolidated balance sheets as of March 31, 2020. The proceeds of the loan were used for general corporate purposes.

SJI's Five Year Revolving Credit Agreement ("Credit Agreement") allows SJI to borrow in the form of revolving loans a total aggregate amount of $500.0 million. In addition, as part of the total $500.0 million extension of credit, the Credit Agreement provides for swingline loans (in an amount not to exceed an aggregate of $50.0 million) and letters of credit (in an amount not to exceed an aggregate of $200.0 million), each at the applicable interest rates specified in the Credit Agreement. Subject to certain conditions set forth in the Credit Agreement, the Company may increase the revolving credit facility up to a maximum aggregate amount of $100.0 million (for a total facility of up to $600.0 million), although no lender is obligated to increase its commitment.

SJI's unsecured $100.0 million term loan credit agreement bears interest at a variable base rate or a variable LIBOR rate, at the Company’s election. Any amounts repaid prior to the maturity date cannot be reborrowed. As noted in (D), this was repaid in April 2020 (see Notes 14 and 20).

SJI (as a guarantor to ELK's obligation under this revolving credit agreement), SJIU, ETG and ELK (as Borrowers) have a $200.0 million revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($190.0 million for ETG; $10.0 million for ELK; amended in April 2020 to be $10.0 million SJIU), in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, ETG may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJIU, ETG and ELK were in compliance with this covenant at March 31, 2020.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of March 31, 2020. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG, ETG, and ELK), which changes daily, was 2.02% and 3.46% at March 31, 2020 and 2019, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 1.76% and 2.74% at March 31, 2020 and 2019, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG, ETG, and ELK), not including letters of credit, during the three months ended March 31, 2020 and 2019 were $774.0 million and $241.9 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2020 and 2019 were $872.2 million and $404.8 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the three months ended March 31, 2020 and 2019 were $152.5 million and $84.6 million, respectively. The maximum amounts outstanding under its credit facilities during the three months ended March 31, 2020 and 2019 were $171.7 million and $108.0 million, respectively.

The SJI and the Utilities principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of March 31, 2020. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG is was in compliance with this covenant as of March 31, 2020.

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

11. COMMITMENTS AND CONTINGENCIES:

GUARANTEES — As of March 31, 2020, SJI had issued $11.3 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within the next two years and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC-approved tariffs. SJG and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $8.8 million and $5.2 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.6 million per month. SJRG has also committed to purchase 672,500 dts/d of natural gas, from various suppliers, for terms ranging from 5 to 11 years at index-based prices.

ETG has an AMA with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is in effect through March 31, 2022. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG (see Note 1).

TSA - SJI had entered into a TSA with Southern Company Gas whereby the latter provided certain administrative and operational services. On March 16, 2020, the TSA between SJI and Southern Company Gas terminated. As of that date, Southern Company Gas no longer provides any administrative or operational services to ETG.

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 43% and 68% of SJI's and SJG's workforce at March 31, 2020, respectively. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2020.

STANDBY LETTERS OF CREDIT — As of March 31, 2020, SJI provided $9.6 million of standby letters of credit through its revolving credit facility to enable SJE to market retail electricity and for various construction and operating activities. ETG provided a $1.0 million letter of credit under its revolving credit facility to support commodity trading activity. SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in SJG's service territory. SJG has provided $25.1 million of additional letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.

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

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $3.2 million and $3.1 million related to all claims in the aggregate as of March 31, 2020 and December 31, 2019, respectively, of which SJG has accrued approximately $0.9 million as of both March 31, 2020 and December 31, 2019.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. ETG is subject to environmental remediation liabilities associated with five former manufactured gas plant sites in New Jersey. These environmental remediation expenditures are recoverable from customers through rate mechanisms approved by the BPU (see Note 8). SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage (see Note 3). There have been no significant changes to the status of SJI’s environmental remediation efforts since December 31, 2019, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	79.0	16.7
Expected future sales of natural gas (in MMdts)	82.1	4.1
Expected future purchases of electricity (in MMmWh)	0.4
Expected future sales of electricity (in MMmWh)	0.3

Basis and Index related net purchase (sale) contracts (in MMdts)	113.7	1.3

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These unrealized pre-tax (losses) were $(0.3) million and $(12.1) million for the three months ended March 31, 2020 and 2019, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of March 31, 2020 and December 31, 2019, SJI had $(5.0) million and $(4.0) million, respectively, and SJG had $0.9 million and $2.1 million, respectively, of unrealized gains (losses) included in its BGSS related to energy-related commodity contracts.

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

As of March 31, 2020, SJI’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$31,120	$30,710	$52,892	$41,965
Derivatives - Energy Related - Non-Current	13,522	5,284	7,243	8,206
Interest rate contracts:
Derivatives - Other - Current	—	1,736	—	1,155
Derivatives - Other - Noncurrent	—	18,489	—	11,505
Total derivatives not designated as hedging instruments under GAAP	$44,642	$56,219	$60,135	$62,831

Total Derivatives	$44,642	$56,219	$60,135	$62,831

SJG:
Derivatives not designated as hedging instruments under GAAP	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$7,553	$6,628	$16,904	$14,671
Derivatives – Energy Related – Non-Current	80	89	5	95
Interest rate contracts:
Derivatives – Other - Current	—	464	—	488
Derivatives – Other - Noncurrent	—	10,911	—	7,368
Total derivatives not designated as hedging instruments under GAAP	$7,633	$18,092	$16,909	$22,622

Total Derivatives	$7,633	$18,092	$16,909	$22,622

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.
As of March 31, 2020 and December 31, 2019, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2020
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$44,642	$—	$44,642	$(15,579)	(A)	$—	$29,063
Derivatives - Energy Related Liabilities	$35,994	$—	$35,994	$15,579	(B)	$15,805	$67,378
Derivatives - Other	$(20,225)	$—	$(20,225)	$—		$—	$(20,225)
SJG:
Derivatives - Energy Related Assets	$7,633	$—	$7,633	$(2,711)	(A)	$—	$4,922
Derivatives - Energy Related Liabilities	$(6,717)	$—	$(6,717)	$2,711	(B)	$3,989	$(17)
Derivatives - Other	$(11,375)	$—	$(11,375)	$—		$—	$(11,375)

As of December 31, 2019
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$60,135	$—	$60,135	$(32,185)	(A)	$—	$27,950
Derivatives - Energy Related Liabilities	$(50,171)	$—	$(50,171)	$32,185	(B)	$12,878	$(5,108)
Derivatives - Other	$(12,660)	$—	$(12,660)	$—		$—	$(12,660)
SJG:
Derivatives - Energy Related Assets	$16,909	$—	$16,909	$(11,860)	(A)	$—	$5,049
Derivatives - Energy Related Liabilities	$(14,766)	$—	$(14,766)	$11,860	(B)	$2,706	$(200)
Derivatives - Other	$(7,856)	$—	$(7,856)	$—		$—	$(7,856)

(A) The balances at March 31, 2020 and December 31, 2019 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2020 and December 31, 2019 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships under GAAP	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Losses on energy-related commodity contracts (a)	$(276)	$(12,060)
Losses on interest rate contracts (b)	(4,046)	(1,090)

Total	$(4,322)	$(13,150)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2020, is approximately $0.5 million. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2020, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.4 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2020	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$40	$40	$—	$—
Derivatives – Energy Related Assets (B)	44,642	4,413	14,378	25,851
	$44,682	$4,453	$14,378	$25,851
SJG:
Assets
Derivatives – Energy Related Assets (B)	$7,633	$2,711	$110	$4,812
	$7,633	$2,711	$110	$4,812
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$35,994	$23,449	$5,672	$6,873
Derivatives – Other (C)	20,225	—	20,225	—
	$56,219	$23,449	$25,897	$6,873
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$6,717	$6,700	$11	$6
Derivatives – Other (C)	11,375	—	11,375	—
	$18,092	$6,700	$11,386	$6

As of December 31, 2019	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$40	$40	$—	$—
Derivatives – Energy Related Assets (B)	60,135	16,931	17,841	25,363
	$60,175	$16,971	$17,841	$25,363
SJG:
Assets
Derivatives – Energy Related Assets (B)	$16,909	$11,860	$—	$5,049
	$16,909	$11,860	$—	$5,049

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$50,171	$34,446	$7,936	$7,789
Derivatives – Other (C)	12,660	—	12,660	—
	$62,831	$34,446	$20,596	$7,789
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$14,766	$14,565	$187	$14
Derivatives – Other (C)	7,856	—	7,856	—
	$22,622	$14,565	$8,043	$14

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at March 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$22,438	$3,216	Discounted Cash Flow	Forward price (per dt)	$1.19 - $6.02 [$2.05]	(A)
Forward Contract - Electric	$3,413	$3,657	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.34% - 100.00% [56.67%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.66% [43.33%]	(B)

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$21,645	$4,333	Discounted Cash Flow	Forward price (per dt)	$1.57 - $7.28 [$2.38]	(A)
Forward Contract - Electric	$3,718	$3,456	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [55.46%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [44.54%]	(B)

SJG:

Type	Fair Value at March 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$4,812	$6	Discounted Cash Flow	Forward price (per dt)	$1.12 - $5.14 [$3.72]	(A)

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,049	$14	Discounted Cash Flow	Forward price (per dt)	$1.85 - $3.61 [$3.02]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three months ended March 31, 2020 and 2019, using significant unobservable inputs (Level 3), are as follows (in thousands):

Three Months Ended March 31, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$17,574
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	9,403
Settlements	(7,999)

Balance at end of period	$18,978

SJG:
Balance at beginning of period	$5,035
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	4,806
Settlements	(5,035)

Balance at end of period	$4,806

Three Months Ended March 31, 2019
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$16,061
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	(2,268)
Settlements	(5,516)

Balance at end of period	$8,277

SJG:
Balance at beginning of period	$4,928
Other Changes in Fair Value from Continuing and New Contracts, Net (A)	1,706
Settlements	(4,928)

Balance at end of period	$1,706

(A) Represents total gains (losses) included in earnings for SJI and SJG for the three months ended March 31, 2020 and 2019 that are attributable to the change in unrealized gains (losses) relating to those assets and liabilities included in Level 3 still held as of March 31, 2020 and 2019, respectively. These gains (losses) are included in Operating Revenues-Nonutility on the condensed consolidated statements of income.

14. LONG-TERM DEBT:

SJI and SJG had the following long-term debt-related activity during the three months ended March 31, 2020:

On April 3, 2020, SJI entered into an unsecured $200.0 million term loan credit agreement, which bears interest at variable rates. The maturity of the term loan is October 31, 2021. Proceeds from the debt were used to pay down the following:

•$50.0 million outstanding on the SJI revolving credit facility (see Note 10)
•$100.0 million SJI Term Loan (see Note 10)
•$50.0 million SJI variable rate note, which was in current portion of long-term debt as of March 31, 2020.

On April 16, 2020, SJG entered into a Note Purchase Agreement which provides for SJG to issue and sell its Senior Secured Notes, Series F, 2020 in the aggregate principal amount of $525.0 million in three Tranches, as follows: (a) Senior Secured Notes, Series F, 2020, Tranche A due April 16, 2030 in the aggregate principal amount of $150.0 million; (b) Senior Secured Notes, Series F, 2020, Tranche B due April 16, 2050 in the aggregate principal amount of $250.0 million; and (c) Senior Secured Notes, Series F, 2020, Tranche C expected to be due October 1, 2050 in the aggregate principal amount of $125.0 million. All of the Tranche A Notes and the Tranche B Notes were issued on April 16, 2020, and bear interest at 3.28% and 3.93%, respectively. The Tranche C Notes are expected to be issued on October 1, 2020.

SJI and SJG did not issue or retire any other long-term debt during the three months ended March 31, 2020.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's AOCL for the three months ended March 31, 2020 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (a)	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2020	$(32,124)	$(327)	$(10)	$(97)	$(32,558)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL	—	8	—	—	8
Net current period other comprehensive income	—	8	—	—	8
Balance at March 31, 2020	$(32,124)	$(319)	$(10)	$(97)	$(32,550)

(a) The affected line item for these reclassifications from AOCL into the condensed consolidated statements of income is Interest Charges. These amounts are net of tax of $(4) for the three months ended March 31, 2020, for which the affected line item in the condensed consolidated statements of income is Income Taxes.

The following table summarizes the changes in SJG's AOCL for the three months ended March 31, 2020 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (a)	Total
Balance at January 1, 2020	$(27,454)	$(421)	$(27,875)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL	—	8	8
Net current period other comprehensive income	—	8	8
Balance at March 31, 2020	$(27,454)	$(413)	$(27,867)

(a) The affected line item for these reclassifications from AOCL into the condensed statements of income is Interest Charges. These amounts are net of tax of $(4) for the three months ended March 31, 2020, for which the affected line item in the condensed statements of income is Income Taxes.

16. REVENUE:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identify a performance obligation for each promise to transfer to a customer a distinct good or service.

SJI revenues from contracts with customers totaled $476.0 million and $606.7 million for the three months ended March 31, 2020 and 2019, respectively. SJG revenues from contracts with customers totaled $187.8 million and $233.0 million for the three months ended March 31, 2020 and 2019, respectively. The SJG balance is a part of the SJG utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK utility operating segments (including CIP, AIRP, SHARP, and WNC), and (b) both utility and nonutility revenue from derivative contracts at the SJG and ETG utility, wholesale energy and retail electric operating segments.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three months ended March 31, 2020 (in thousands):

Three Months Ended March 31, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$142,808	$92,409	$1,536	$—	$—	$—	$489	$—	$237,242
Commercial & Industrial	41,835	37,148	1,659	138,995	6,994	6,988	—	(2,003)	231,616
OSS & Capacity Release	2,609	—	—	—	—	—	—	—	2,609
Other	557	3,849	83	—	—	—	—	—	4,489
	$187,809	$133,406	$3,278	$138,995	$6,994	$6,988	$489	$(2,003)	$475,956
Product Line:
Gas	$187,809	$133,406	$3,278	$138,995	$—	$—	$—	$(1,089)	$462,399
Electric	—	—	—	—	6,994	—	—	(1,283)	5,711
Solar	—	—	—	—	—	1,907	—	—	1,907
CHP	—	—	—	—	—	3,502	—	—	3,502
Landfills	—	—	—	—	—	1,579	—	—	1,579
Other	—	—	—	—	—	—	489	369	858
	$187,809	$133,406	$3,278	$138,995	$6,994	$6,988	$489	$(2,003)	$475,956

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment, for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$184,954	$99,989	$1,754	$—	$3,808	$—	$531	$—	$291,036
Commercial & Industrial	45,588	42,148	1,658	199,767	13,003	11,330	—	(3,007)	310,487
OSS & Capacity Release	1,770	—	—	—	—	—	—	—	1,770
Other	672	2,647	65	—	—	—	—	—	3,384
	$232,984	$144,784	$3,477	$199,767	$16,811	$11,330	$531	$(3,007)	$606,677
Product Line:
Gas	$232,984	$144,784	$3,477	$199,767	$—	$—	$—	$(1,400)	$579,612
Electric	—	—	—	—	16,811	—	—	(1,607)	15,204
Solar	—	—	—	—	—	2,576	—	—	2,576
CHP	—	—	—	—	—	7,359	—	—	7,359
Landfills	—	—	—	—	—	1,395	—	—	1,395
Other	—	—	—	—	—	—	531	—	531
	$232,984	$144,784	$3,477	$199,767	$16,811	$11,330	$531	$(3,007)	$606,677

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (1)	Unbilled Revenue (2)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of 1/1/20	$253,661	$84,821
Ending balance as of 3/31/20	262,850	51,973
Increase (Decrease)	$9,189	$(32,848)

Beginning balance as of 1/1/19	$337,502	$79,538
Ending balance as of 3/31/19	317,917	68,155
Increase (Decrease)	$(19,585)	$(11,383)

SJG:
Beginning balance as of 1/1/20	$84,940	$45,016
Ending balance as of 3/31/20	112,606	24,916
Increase (Decrease)	$27,666	$(20,100)

Beginning balance as of 1/1/19	$101,572	$43,271
Ending balance as of 3/31/19	146,185	38,292
Increase (Decrease)	$44,613	$(4,979)

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

17. BUSINESS COMBINATION:

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

(A) Balance is comprised of identifiable intangible assets.

All assets and financial results of AEP are included in the Corporate & Services segment. The amount of AEP revenues and net income included in the Company's condensed consolidated statement of income for the three months ended March 31, 2020 is approximately $0.3 million and approximately $0.2 million, respectively.

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

If sufficient qualitative factors exist, goodwill impairment is determined quantitatively. Potential impairment is identified by comparing the fair value of a reporting unit to the book value, including goodwill. The Company estimates the fair value of a reporting unit using a discounted cash flow analysis.  Management also considers other methods, which includes a market multiples analysis. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, discount and growth rates, capital expenditures, tax rates, and projected terminal values. Changes in estimates or the application of alternative assumptions could produce significantly different results. If the fair value exceeds book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, an impairment charge is recognized for the excess up until the amount of goodwill allocated to the reporting unit.

As a result of the COVID-19 pandemic and the resulting market conditions, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020. The analysis resulted in no impairments being recorded at March 31, 2020. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

Total goodwill of $702.1 million was recorded on the condensed consolidated balance sheets as of both March 31, 2020 and December 31, 2019. As of both March 31, 2020 and December 31, 2019, $700.2 million was included in the ETG Utility Operations segment and $1.9 million was included in the Corporate & Services segment. SJG does not have any goodwill.

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

SJI's identifiable intangible assets were as follows (in thousands):

	As of March 31, 2020
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$2,400	$(93)	$2,307
AMA (See Note 1)	19,200	(8,960)	10,240
Total	$21,600	$(9,053)	$12,547

	As of December 31, 2019
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$2,400	$(53)	$2,347
AMA (See Note 1)	19,200	(7,680)	11,520
Total	$21,600	$(7,733)	$13,867

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. The decrease in the net identifiable intangible asset balance from the prior year is due to amortization recorded in 2020.

Total SJI amortization expense related to identifiable intangible assets during the three months ended March 31, 2020 and 2019 was $1.3 million and $1.5 million, respectively. No impairment charges were recorded on identifiable intangible assets during the three months ended March 31, 2020 or 2019.

SJG does not have any identifiable intangible assets.

19. LEASES:

SJI and SJG (collectively, the "Company" for purposes of Note 19) is a lessee for the following classes of underlying assets: equipment, real estate (land and building), and fleet vehicles. The Company evaluates its contracts for the purpose of determining whether it is, or contains, a lease at its inception based on whether or not the contract grants the Company the use of a specifically identified asset for a period of time, as well as whether the contract grants the Company both the right to direct the use of that asset and receive the significant economic benefits of the asset. SJI's and SJG's real estate leases, which are comprised primarily of office space and payment centers, represent approximately 86% and 49%, respectively, of operating lease liabilities and generally have a lease term between 5 and 15 years. The remaining operating leases primarily consist of fleet vehicles (SJI only), communication towers, and general office equipment, each with various lease terms ranging between 3 and 25 years. The majority of our leases are comprised of fixed lease payments, with a portion of the Company’s real estate, fleet vehicles, and office equipment leases including lease payments tied to levels of production, maintenance and property taxes, which may be subject to variability. The Company does not have any finance leases. The Company also evaluates contracts in which it is the owner of an underlying asset in the same manner as if it is a lessee, to determine if it should be considered the lessor of that asset. As of March 31, 2020, SJI does not have any contracts where it is considered the lessor (see "MTF" below).

As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for leases where it is a lessee. Lease payments, which may include lease components, non-lease components and non-components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. The Company discounts its lease liability using an estimated incremental borrowing rate computed based on its existing term loan facility adjusted for lease term. For new or modified leases, the discount rate is determined using available data at lease commencement (for new leases) or the modification date (modified leases), based on its collateralized incremental interest rate to borrow over the lease term, including any reasonably certain renewal periods.

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

As of March 31, 2020 and December 31, 2019, SJI recognized right-of-use assets and lease liabilities of $2.0 million and $1.9 million each for operating leases, respectively. The lease liability is comprised of approximately $1.7 million of real estate leases, $0.2 million of equipment leases and $0.1 million of fleet vehicle leases as of March 31, 2020, and $1.5 million of real estate leases, $0.3 million of equipment leases and $0.1 million of fleet vehicle leases as of December 31, 2019.

As of both March 31, 2020 and December 31, 2019, SJG recognized right-of-use assets and lease liabilities of $0.3 million each for operating leases. As of both March 31, 2020 and December 31, 2019, the lease liability is comprised of approximately $0.2 million of equipment leases and $0.1 million of real estate leases.

SJI and SJG recorded the right-of-use assets in Other Noncurrent Assets and the lease liabilities in Other Current and Noncurrent Liabilities (as shown in the table below) on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The maturity of the Company’s operating lease liabilities as of March 31, 2020 is as follows (in thousands):

	As of March 31, 2020
	SJI Consolidated	SJG
2020 (excluding the three months ended March 31, 2020)	$884	$108
2021	508	39
2022	323	21
2023	166	19
2024	140	12
Thereafter	117	102
Total future minimum lease payments	2,138	301
Less imputed interest	108	31
Total lease payments	$2,030	$270
Included in the condensed consolidated balance sheet
Current lease liabilities (included in Other Current Liabilities)	$961	$113
Long-term lease liabilities (included in Other Noncurrent Liabilities)	1,069	157
Total lease liabilities	$2,030	$270

The total operating lease cost for SJI and SJG was $0.5 million and $0.1 million, respectively, during the three months ended March 31, 2020, and $0.8 million and $0.1 million, respectively, during the three months ended March 31, 2019. Short-term lease costs were immaterial for both SJI and SJG. Neither SJI nor SJG had any sublease income during the three months ended March 31, 2020 and 2019. Operating cash flows from operating leases for SJI and SJG were $0.4 million and $0.1 million, respectively, during both the three months ended March 31, 2020 and 2019.

Neither SJI nor SJG have leases with related parties or leverage lease arrangements. There are no leases that have not yet commenced but that create significant rights and obligations.

SJI had $0.1 million and $0.4 million of variable lease payments pertaining to leased back assets during the three months ended March 31, 2020 and 2019, respectively. As discussed in Note 1 under "Agreement to Sell Solar Assets," SJI has solar assets that are being leased back from the buyer; however these assets were leased back in 2018 and were treated as operating leases. As per the adoption of the "package of expedients" discussed in Note 1, SJI is not required to reassess under Topic 842 the Company’s prior conclusions about lease identification or classification.

Supplemental Non-Cash Disclosures

The weighted average remaining lease term for SJI's operating leases is 2.9 years at a weighted average discount rate of 3.0%.

The weighted average remaining lease term for SJG's operating leases is 7.7 years at a weighted average discount rate of 3.0%.

MTF

As of December 31, 2019, Marina was considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which was set to expire in May 2027. As of December 31, 2019, the carrying costs of this property and equipment under operating lease was $68.9 million (net of accumulated depreciation of $40.6 million), and is included in Assets Held for Sale in the condensed consolidated balance sheets. As discussed in Note 1, MTF was sold to a third party buyer in February 2020, and as a result, Marina no longer is the lessor of this property, and no longer has future rentals or commitments.

20. SUBSEQUENT EVENTS:

On April 3, 2020, SJI entered into an unsecured $200.0 million term loan credit agreement, with the proceeds used to pay down $200.0 million of other outstanding loans. See Note 14.

On April 6, 2020, SJI entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") to sell, from time to time, shares of the Company’s common stock, par value $1.25 per share, having an aggregate sale price up to $200.0 million, through an “at-the-market” equity offering program. Pursuant to the Sales Agreement, the shares of common stock may be offered and sold through any of the Sales Agents in negotiated transactions or transactions that are deemed to be “at-the-market” offerings. SJI has no obligation to sell any of the shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. As of the date of this filing on Form 10-Q, SJI has not sold any shares under the ATM Offering.

On April 16, 2020, SJG entered into a Note Purchase Agreement which provides for SJG to issue and sell its Senior Secured Notes, Series F, 2020 in the aggregate principal amount of $525.0 million, of which $400.0 million was issued on April 16, 2020. See Note 14.

On April 29, 2020, ETG amended its $200.0 million revolving credit agreement, which was amended to provide for the extension of credit to the Borrowers as $190.0 million ETG and $10.0 million SJIU.

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

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of each company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's condensed consolidated financial statements and the combined Notes to Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

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
All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, are forward-looking. This Quarterly Report uses words such as "anticipate," "believe," "expect," "estimate," "forecast," "goal," "intend," "objective," "plan," "project," "seek," "strategy," "target," "will" and similar expressions to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were prepared and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic conditions on an international, national, state and local level; weather conditions in SJI’s marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in SJI’s distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; changes in business strategies; and public health crises and epidemics or pandemics, such as a novel coronavirus (COVID-19).
These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk Factors” in this Quarterly Report, SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019 and in any other SEC filings made by SJI or SJG during 2019 and prior to the filing of this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI and SJG undertake no obligation to revise or update any forward-looking statements, whether from new information, future events or otherwise, except required by law.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Certain types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition, goodwill, and evaluation of equity method investments for other-than-temporary impairment. A discussion of these estimates and assumptions may be found in SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 - In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The rapid spread has resulted in worldwide shutdowns and the halting of business and personal activity as governments around the world imposed regulations to control the spread of COVID-19. As a result, the global economy has been marked by significant slowdowns and uncertainty.

We are continuously evaluating the global pandemic and are taking necessary steps to mitigate known risks. We continue to closely monitor developments related to the pandemic and will adjust our actions and operations as appropriate. The full impact on the businesses of SJI and SJG from the pandemic, including the regulatory responses, is unknown at this time and difficult to predict. SJI and SJG provide critical and essential services to their customers and the health and safety of their employees and customers is our first priority. SJI and SJG considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were no material impacts on our results of operations for the first quarter of 2020.

SJI has been actively addressing the COVID-19 pandemic and has established a task force compromised of members of management, with the mission of ensuring the safety of individuals (customers and employees), while continuing to perform our daily responsibilities in an efficient and safe manner. SJI is following the guidance from federal, state and local authorities to help safeguard the health, safety and well-being of its employees. To date, all of our employees are currently working. The task force identified the essential and non-essential employees and developed a plan for all non-essential employees to work remotely from home while ensuring that the appropriate safety measures are in place for all essential employees in the field. Safety measures include additional personal protective equipment and adjusting shifts to reduce the number of workers in close contact. Given the additional safety measures in place, and the ability for non-essential employees to work remotely, we have not had a material impact on our operations as a result of these human capital constraints, and we do not believe operations will be materially impacted going forward by human capital restraints.

In order to initiate the business continuity plan, the Company has incurred operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during the crisis. SJI has incurred costs during the three months ended March 31, 2020 of $0.6 million, with $0.4 million being recorded as Property, Plant & Equipment on the condensed consolidated balance sheets, and the remaining $0.2 million recorded as Operations Expense on the condensed consolidated statements of income. SJG has recorded $0.2 million and is recorded as Property, Plant & Equipment on the condensed balance sheets. Going forward, we expect further expenses for the above mentioned items; however we do not anticipate these expenses to be material.

The supply chain has not been materially impacted by COVID-19; this is because the Company has large inventory of standard products such as pipe material. In addition, given that the products are considered essential products, factories are remaining open, therefore allowing materials to be replenished. The Company is actively managing the materials, supplies and contract services necessary for our operations, and does not expect a disruption to the Company's gas supply in the future.

Our infrastructure investment programs to replace and upgrade critical infrastructure continue to move forward. As a result of COVID-19, certain construction activity has been delayed due to some activity being ceased in accordance with directives from the Governor of New Jersey. We expect to be able to continue with all construction activity once the directive from the Governor is lifted.

We have considered the impact of COVID-19 on the liquidity position of the Company, and note that it has remained stable throughout this uncertain period, and SJI's and SJG's ability to borrow has not been impacted. See Liquidity and Capital resources section for detailed description of borrowings entered into during the period.

As a result of the COVID-19 pandemic and the resulting market conditions, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020. The analysis resulted in no impairments being recorded at March 31, 2020. See "Goodwill" below.

All accounts receivables arise from contracts with customers and are carried at the amount owed by customers. The provision for uncollectible accounts is established based on expected credit losses. During the first quarter of 2020, the Company reviewed its provision for uncollectible receivables, in accordance with the adoption of ASU 2016-13 (see Note 1 to the condensed consolidated financial statements) and included consideration for the recent outbreak of COVID-19. We note there was no material adjustment recognized due to the pandemic. However, due to the significant uncertainty surrounding the pandemic, the full impact to the Company, including governmental and/or regulatory responses, is unknown and difficult to predict at this time. The Utilities have suspended disconnects for nonpayment by our customers, based on orders and requests from our various regulators. Furthermore, the Utilities have historically utilized the rate cases to recover bad debt expense from customer non-payment.

Given the impact that COVID-19 has had on the economy, on March 27, 2020 the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic, as a way to provide relief to both businesses and individuals affected by the virus. The CARES Act contains several corporate tax provisions that could impact SJI and SJG, including making remaining alternative minimum tax credits immediately refundable, deferring payments on social security taxes for employees, and other employee retention credits. The Company does not currently expect the CARES Act, and these provisions, to have a material effect on current income tax expense or deferred tax assets/liabilities; however, we are currently evaluating the overall impact of the CARES Act and note that new or additional changes to regulations in the future could have a material impact.

Additional information concerning the impact COVID-19 may have upon the Company in the future and results of operations can be found in Part II, Item 1A Risk Factors.

Business Combinations - On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP. See detailed discussions concerning this acquisition and its impact on SJI, including the accounting for business combinations, in Note 17 to the condensed consolidated financial statements.

New Accounting Pronouncements — See detailed discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the condensed consolidated financial statements.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since December 31, 2019. See detailed discussion concerning Regulatory Actions in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

Environmental Remediation — There have been no significant changes to the status of SJI’s and SJG's environmental remediation efforts since December 31, 2019. See detailed discussion concerning Environmental Remediation Costs in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

Impairment of Long-Lived Assets — Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the condensed consolidated statements of income. Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.  SJI and SJG determine the fair values by using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, and include key inputs such as forecasted revenues, operating expenses and discount rates. No impairments were identified at either SJI or SJG for the three months ended March 31, 2020 or 2019, respectively. See Note 1 to the condensed consolidated financial statements.

Goodwill - See discussion on Goodwill in Note 18 to the condensed consolidated financial statements, along with Note 21 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2019.

As discussed in Note 18 to the condensed consolidated financial statements, SJI monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units. Subsequent to December 31, 2019, certain triggering events occurred that required the Company to perform an interim goodwill impairment test at March 31, 2020 related to the ETG reporting unit. These triggering events primarily included macroeconomic conditions related to COVID-19.

The fair value of the reporting unit was calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results capital expenditures, tax rates, and projected terminal values and assumptions related to discount and growth rates and implied market multiples for a selected group of peer companies. Based on the analysis, the fair value of the ETG reporting unit closely approached, but exceeded, its carrying amount. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

Evaluation of Equity Method Investments for Other-Than-Temporary Impairment - Our evaluation of impairment of equity method investments when conditions exist that could indicate that the fair value of the investment is less than book value includes key inputs that involve significant management judgments and estimates, including projections of the investment's cash flows, selection of a discount rate and probability weighting of potential outcomes of legal proceedings and other available options. Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal proceedings have not been impacted. However, to the extent that the legal proceedings have unfavorable outcomes, or if PennEast concludes that the project is not viable or does not go forward as actions progress, our conclusions with respect to other-than-temporary impairment could change and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. See detailed discussion in Note 3 to the condensed consolidated financial statements, along with Note 3 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

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

•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland. As discussed in Note 1 to the condensed consolidated financial statements, SJI entered into an agreement to sell ELK to a third party, with expected closing in the middle of 2020.

•Wholesale energy operations include the activities of SJRG and SJEX.

•Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•On-site energy production consists of MTF and ACB, which as discussed in Note 1 to the condensed consolidated financial statements, were sold on February 18, 2020. This segment also includes other energy-related projects, including three solar projects, one of which was sold during the three months ended March 31, 2020 as discussed in Note 1 to the condensed consolidated financial statements. Also included in this segment are the activities of ACLE, BCLE, SCLE and SXLE.

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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended March 31, 2020 increased $15.4 million to $101.0 million compared with the same period in 2019. SJI's income from continuing operations for the three months ended March 31, 2020 increased $15.4 million to $101.1 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2020 increased $6.8 million to $5.4 million compared with the same period in 2019, primarily due to the change in unrealized gains and losses on forward financial contracts due to price volatility. This was partially offset by lower margins on daily energy trading activities.

•The income contribution from the gas utility operations at ETG for the three months ended March 31, 2020 increased $5.9 million to $36.8 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, partially offset with higher operations expenses.

•The income contribution from gas utility operations at SJG for the three months ended March 31, 2020 increased $1.8 million to $70.5 million, primarily due to customer growth and the roll-in of infrastructure program investments. SJG's utility margin increased from its CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These were partially offset with an increase in depreciation expense and lower AFUDC income, along with a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU as part of its recent rate case filing.

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

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on all derivative transactions; and (ii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (ii) of the definition of Economic Earnings, several items are excluded from Economic Earnings for the three months ended March 31, 2020 and 2019, consisting of the impact of pricing disputes with third parties, costs to acquire ETG and ELK, costs to prepare to exit the TSA, costs incurred and gains recognized on sales of solar, MTF/ACB, and ELK, severance and other employee separation costs, and a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU. See (A)-(E) in the table below.

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

Economic Earnings for the three months ended March 31, 2020 increased $7.4 million to $106.8 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from gas utility operations at ETG increased $5.9 million to $36.8 million, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, partially offset with higher operations expenses.

•The Economic Earnings contribution from gas utility operations at SJG for the three months ended March 31, 2020 increased $3.0 million to $71.7 million, primarily due to customer growth and the roll-in of AIRP II investments. SJG's utility margin increased from its CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These were partially offset with an increase in depreciation expense and lower AFUDC income.

•The Economic Earnings contribution from the wholesale energy operations at SJRG for the three months ended March 31, 2020 decreased $1.9 million to $5.3 million compared with the same period in 2018, primarily due to lower margins on daily energy trading activities.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Income from Continuing Operations	$101,100	$85,699
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	4,322	13,150
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	—	991
Acquisition/Sale Net Costs (B)	1,361	1,985
Other Costs (C)	147	2,573
Income Taxes (D)	(1,305)	(4,961)
Additional Tax Adjustments (E)	1,214	—
Economic Earnings	$106,839	$99,437

Earnings per Share from Continuing Operations	$1.09	$0.94
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	0.05	0.14
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	—	0.01
Acquisition/Sale Net Costs (B)	0.01	0.02
Other Costs (C)	—	0.03
Income Taxes (D)	(0.01)	(0.05)
Additional Tax Adjustments (E)	0.01	—
Economic Earnings per Share	$1.15	$1.09

The following table presents a reconciliation of SJG's income from continuing operations to Economic Earnings for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2020	2019
Income from Continuing Operations	$70,522	$68,731
Plus:
Additional Tax Adjustments (E)	1,214	—
Economic Earnings	$71,736	$68,731

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Losses on Energy Related Commodity Contracts	$(276)	$(12,060)
Losses on Interest Rate Contracts	(4,046)	(1,090)
Total before income taxes	(4,322)	(13,150)

Total unrealized mark-to-market losses on derivatives	(4,322)	(13,150)
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	—	(991)
Acquisition/Sale Net Costs (B)	(1,361)	(1,985)
Other Costs (C)	(147)	(2,573)
Income Taxes (D)	1,305	4,961
Additional Tax Adjustments (E)	(1,214)	—
Total reconciling items between (losses) income from continuing operations and economic earnings	$(5,739)	$(13,738)

(A) Represents net losses, including interest, legal fees, and the realized difference in the market value of the commodity (including financial hedges), resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014.

(B) Represents costs incurred to prepare to exit the TSA. Also included here are gains/losses recognized and costs incurred on the sale of the remaining solar assets as well as MTF/ACB and ELK, and sales of certain SREC's.

(C) Represents severance and other employee separation costs.

(D) The income taxes on (A) through (C) above were determined using a combined average statutory tax rate for the three months ended March 31, 2020 and 2019.

(E) Represents a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU, as part of its recent rate case filing.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2020	2019
Utility Operating Revenues:
Firm Sales -
Residential	$159,907	$179,966
Commercial	32,555	36,694
Industrial	1,247	1,932
Cogeneration & Electric Generation	454	580
Firm Transportation -
Residential	4,353	4,988
Commercial	15,435	15,238
Industrial	6,413	6,597
Cogeneration & Electric Generation	1,427	1,728

Total Firm Revenues	221,791	247,723

Interruptible Sales	14	62
Interruptible Transportation	342	380
Off-System Sales	16,404	22,427
Capacity Release	1,940	1,376
Other	203	230
	240,694	272,198
Less: Intercompany Sales	(1,089)	(1,400)
Total Utility Operating Revenues	239,605	270,798
Less:
Cost of Sales - Utility	80,534	118,880
Less: Intercompany Cost of Sales	(1,089)	(1,400)
Total Cost of Sales - Utility (Excluding depreciation)	79,445	117,480
Total Gross Margin	160,160	153,318
Conservation Recoveries*	4,885	6,798
RAC Recoveries*	6,233	5,219
EET Recoveries*	1,179	496
Revenue Taxes	545	676
Utility Margin**	$147,318	$140,129

	Three Months Ended March 31,
	2020	2019
Utility Margin:
Residential	$83,099	$98,868
Commercial and Industrial	31,431	36,248
Cogeneration and Electric Generation	1,280	1,204
Interruptible	26	24
Off-System Sales & Capacity Release	785	1,670
Other Revenues	203	249
Margin Before Weather Normalization & Decoupling	116,824	138,263
CIP Mechanism	28,910	874
EET Mechanism	1,584	992
Utility Margin**	$147,318	$140,129

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

** Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" below.

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG decreased $31.5 million, or 11.6%, for the three months ended March 31, 2020 compared with the same period in 2019. Excluding intercompany transactions, revenues decreased $31.2 million, or 11.5%, for the three months ended March 31, 2020 compared with the same period in 2019.

The main driver for the decreased revenue was lower firm sales. Total firm revenue decreased $25.9 million, or 10.5%, for the three months ended March 31, 2020, compared with the same periods in 2019 primarily due to warmer weather during the first quarter of 2020. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Total OSS decreased $6.0 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to decreased commodity costs as a result of lower cash market prices and warmer weather. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

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

Total Utility Margin increased $7.2 million, or 5.1%, for the three months ended March 31, 2020 compared with the same period in 2019. The increase is primarily due to customer growth and the roll-in of infrastructure program investments. Also contributing to the three month comparative period increase was the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, the CIP mechanism increased Utility Margin for the three months ended March 31, 2020, primarily due to variation in customer usage compared to the same period in 2019. Partially offsetting these increases is warmer weather in the first three months of 2020 compared to the same period in the prior year,

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three months ended March 31 (in thousands, except for degree day data).

	Three Months Ended March 31,
	2020	2019
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$99,396	$96,259
Commercial & Industrial	26,284	28,975
Firm & Interruptible Transportation -
Residential	870	712
Commercial & Industrial	13,758	11,582
Other	3,849	2,646
Total Firm & Interruptible Revenues	144,157	140,174
Less:
Total Cost of Sales - Utility (Excluding depreciation)	54,116	68,978
Total Gross Margin	90,041	71,196
Regulatory Rider Expenses*	5,302	2,260
Utility Margin**	$84,739	$68,936

Utility Margin:
Residential	$57,433	$46,521
Commercial & Industrial	27,912	21,973
Regulatory Rider Expenses*	(606)	442
Utility Margin**	$84,739	$68,936

Degree Days	2,082	2,570

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on ETG's financial results.

**Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin" above. The definition of Utility Margin is the same for the Utilities.

ETG's business consists of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey. ETG's operating revenues consist of firm sales and transportation, as well as interruptible sales and transportation. ETG does not have any off-system sales. The Utility Margin at ETG is considered a non-GAAP measure and calculated the same as SJG as discussed under "Utility Margin" above.

Revenues from the gas utility operations at ETG increased $4.0 million, or 2.8%, for the three months ended March 31, 2020 compared with the same period in 2019 primarily due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, partially offset by warmer weather. Utility margin from the gas utility operations at ETG increased $15.8 million, or 22.9%, for the three months ended March 31, 2020 compared with the same period in 2019 primarily due to the favorable change in base rates as noted above.

ELK Utility Operations:

The activities of ELK utility operations are not material to SJI's financial results.

Nonutility:

Operating Revenues - Energy Group

Combined revenues for Energy Group, net of intercompany transactions, decreased $71.5 million, or 33.8%, to $140.1 million, for the three months ended March 31, 2020 compared with the same period in 2019. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, decreased $61.6 million to $128.3 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to an overall decrease in sales resulting from maintenance and scheduled outages at several electric generation facilities for which SJRG has gas supply contracts. Partially offsetting these decreases was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $10.9 million for the three months ended March 31, 2020 compared with the same period in 2019.

•Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $10.0 million to $11.6 million, for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to lower overall sales volumes as SJE did not renew several contracts that have expired over the last twelve months. Partially offsetting this decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $0.9 million for the three months ended March 31, 2020 compared with the same period in 2019.

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
Operating Revenues - Energy Services
Combined revenues for Energy Services, net of intercompany transactions, decreased $4.2 million, or 36.9%, to $7.1 million, for the three months ended March 31, 2020 compared with the same period in 2019. The significant drivers for the overall change were as follows:
•Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $4.5 million to $6.3 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to lack of revenues from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

•The change in revenues from appliance service operations at SJESP, net of intercompany transactions, was not significant.

Gross Margin - Energy Group & Energy Services

Gross margin for the Energy Group and Energy Services businesses is a GAAP measure and is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2019, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of income.

Gross margin is broken out between Energy Group and Energy Services, which are comprised of a group of segments as described in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group

Combined gross margins for Energy Group increased $10.4 million to $10.0 million for the three months ended March 31, 2020 compared with the same period in 2019. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG increased $9.9 million to $10.1 million for the three months ended March 31, 2020 compared with the same period in 2019. The main driver for the overall increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $10.9 million. This was partially offset with lower margins on daily energy trading activities.

The wholesale energy operations at SJRG are expected to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•Gross margin from SJE’s retail electric operations increased $0.4 million to a loss of $0.2 million, for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $0.9 million. Partially offsetting this increase is overall lower sales volumes as SJE did not renew several contracts that have expired over the last twelve months.

Gross Margin - Energy Services
Combined gross margins for Energy Services decreased $2.8 million to $6.6 million for the three months ended March 31, 2020 compared with the same period in 2019. The significant drivers for the overall change were as follows:
•Gross margin from on-site energy production at Marina decreased $3.1 million to $5.8 million, for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to lack of margin from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

•The change in gross margin from appliance service operations at SJESP was not significant.

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2020 vs. 2019
SJI Utilities:
SJG Utility Operations	$(474)
ETG Utility Operations	6,498
ELK Utility Operations	74
Subtotal SJI Utilities	6,098
Nonutility:
Energy Group:
Wholesale Energy Operations	54
Retail Electric Operations	(40)
Subtotal Energy Group	14
Energy Services:
On-Site Energy Production	(1,784)
Appliance Service Operations	115
Subtotal Energy Services	(1,669)
Midstream	(1)
Corporate & Services and Intercompany Eliminations	(4,912)
Total Operations Expense	$(470)

Operations Expense

SJG utility operations expense decreased $0.5 million for the three months ended March 31, 2020 compared with the same period in 2019. The three month comparative period decrease was primarily due to the operation of SJG’s CLEP and EEP, which experienced an aggregate net decrease. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three months ended March 31, 2020, compared with the same period in the prior year.

ETG utility operations expense increased $6.5 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to the operation of ETG's RAC, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting increase in revenue during the three months ended March 31, 2020, compared with the same period in the prior year. Also contributing to the increase was higher expenses in various areas, including those associated with corporate support, governance and compliance costs, along with higher costs related to exiting the TSA in the first quarter of 2020.

Combined operations expense for the Energy Group and Energy Services areas of business decreased $1.7 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to the sale of MTF and ACB (see Note 1 to the condensed consolidated financial statements).

The Corporate & Services segment had a $4.9 million decrease in Operations Expense for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to less severance and other employee separation costs and less costs incurred to exit the TSA, along with intercompany eliminations.

Maintenance - The change in maintenance expense for the three months ended March 31, 2020 compared with the same period in 2019 was not significant.

Depreciation - Depreciation increased $2.8 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG. This was partially offset by reduced depreciation expense at Marina as a result of the MTF & ACB sale (see Note 1 to the condensed consolidated financial statements).

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2020 compared with the same period in 2019 was not significant.

Other Income and Expense - Other income and expense decreased $3.7 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to lower investment performance, including pension and other postretirement benefit plan, along with lower AFUDC income at SJG.

Interest Charges – Interest charges increased $3.9 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG.

Income Taxes – Income tax expense increased $8.4 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to the increase in income before income taxes in 2020 compared with the prior year, along with a one-time tax adjustment at SJG resulting from SJG's Stipulation of Settlement with the BPU as part of its recent rate case filing.

Equity in Earnings of Affiliated Companies – The change in equity in earnings of affiliated companies for the three months ended March 31, 2020 compared with the same period in 2019 was not significant.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $165.9 million and $212.3 million in the first three months of 2020 and 2019, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first three months of 2020 produced less net cash than the same period in 2019, primarily due to less cash collections at SJRG resulting from maintenance and scheduled outages at several electric generation facilities for which SJRG has gas supply contracts.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first three months of 2020 and 2019 amounted to $10.1 million and $108.8 million, respectively. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2020, 2021 and 2022 at SJI to be approximately $533.4 million, $801.8 million and $859.1 million, respectively. The high level of investing activities for 2020, 2021 and 2022 is due to the accelerated infrastructure investment programs at SJG, future capital expenditures at ETG, and projected investment in PennEast in 2021 and 2022. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other key investing activities of SJI during the first three months of 2020 and 2019 were as follows:

•SJI received approximately $97.0 million from the sale of MTF and ACB. See Note 1 to the condensed consolidated financial statements.

•SJI received approximately $7.2 million and $16.1 million during the first three months of 2020 and 2019, respectively, from the sale of certain solar assets. See Note 1 to the condensed consolidated financial statements.

•During the first three months of both 2020 and 2019, SJI made net investments in unconsolidated affiliates of $2.1 million.
Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of March 31, 2020 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$169,300	(A)	$330,700	August 2022
Revolving Credit Facility	50,000	50,000		—	September 2020 (D)
Term Loan Credit Agreement	100,000	100,000		—	September 2020 (D)
Term Loan Credit Agreement	150,000	150,000		—	March 2021

Total SJI	800,000	469,300		330,700

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	143,300	(B)	56,700	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2020

Total SJG	210,000	143,300		66,700

ETG/ELK:
ETG/ELK Revolving Credit Facility	200,000	96,100	(C)	103,900	June 2021

Total	$1,210,000	$708,700		$501,300

(A) Includes letters of credit outstanding in the amount of $9.6 million.
(B) Includes letters of credit outstanding in the amount of $0.8 million.
(C) Includes letters of credit outstanding in the amount of $1.0 million.
(D) These agreements were paid off in April 2020. See Notes 14 and 20 to the condensed consolidated financial statements.

For SJI, the $708.7 million of usage in the table above, less the letters of credit noted in (A)-(C) above, equal the $697.3 million recorded as Notes Payable on the condensed consolidated balance sheet as of March 31, 2020. For SJG, the $143.3 million of usage in the table above, less the letters of credit noted in (B) above, equal the $142.5 million recorded as Notes Payable on the condensed balance sheet as of March 31, 2020.

SJI's Five Year Revolving Credit Agreement ("Credit Agreement") allows SJI to borrow in the form of revolving loans a total aggregate amount of $500.0 million. In addition, as part of the total $500.0 million extension of credit, the Credit Agreement provides for swingline loans (in an amount not to exceed an aggregate of $50.0 million ) and letters of credit (in an amount not to exceed an aggregate of $200.0 million), each at the applicable interest rates specified in the Credit Agreement. Subject to certain conditions set forth in the Credit Agreement, the Company may increase the revolving credit facility up to a maximum aggregate amount of $100.0 million (for a total facility of up to $600.0 million), although no lender is obligated to increase its commitment.

SJI's unsecured $100.0 million term loan credit agreement bears interest at a variable base rate or a variable LIBOR rate, at the Company’s election. Any amounts repaid prior to the maturity date cannot be reborrowed. As noted in (D), this was repaid in April 2020 (see Notes 14 and 20 to the condensed consolidated financial statements).

SJI (as a guarantor to ELK's obligation under this revolving credit agreement) and SJIU, ETG and ELK (as Borrowers) have a $200.0 million revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million ($190.0 million for ETG; $10.0 million for ELK; amended in April 2020 to be $10.0 million SJIU). See Note 10 to the condensed consolidated financial statements.

The Utilities' facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of March 31, 2020. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG, ETG and ELK), which changes daily, was 2.02% and 3.46% at March 31, 2020 and 2019, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 1.76% and 2.74% at March 31, 2020 and 2019, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG, ETG and ELK), not including letters of credit, during the three months ended March 31, 2020 and 2019 were $774.0 million and $241.9 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2020 and 2019 were $872.2 million and $404.8 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the three months ended March 31, 2020 and 2019 were $152.5 million and $84.6 million, respectively. The maximum amount outstanding under its credit facilities during the three months ended March 31, 2020 and 2019 were $171.7 million and $108.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

The SJI and the Utilities principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with this covenant as of March 31, 2020. However, one SJG bank facility still contains a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. As a result, SJG must ensure that the ratio of indebtedness to total capitalization (as defined in the respective credit agreement) does not exceed 0.65 to 1, as measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of March 31, 2020.

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

2020 Activity:

Debt Issuances/Paydowns

On March 26, 2020, SJI entered into an unsecured $150.0 million term loan agreement, which bears interest at variable rates. The maturity date of the term loan is March 25, 2021, and the loan is recorded in Notes Payable on the condensed consolidated balance sheets as of March 31, 2020. The proceeds of the loan were used for general corporate purposes.

On April 3, 2020, SJI entered into an unsecured $200.0 million term loan credit agreement, which bears interest at variable rates. The maturity of the term loan is October 31, 2021. Proceeds from the debt were used to pay down the following:

•$50.0 million outstanding on the SJI Revolving credit facility
•$100.0 SJI Term Loan
•$50.0 million SJI variable rate note, which was in current portion of long-term debt as of March 31, 2020.

On April 16, 2020, SJG entered into a Note Purchase Agreement which provides for SJG to issue and sell its Senior Secured Notes, Series F, 2020 in the aggregate principal amount of $525.0 million in three Tranches, as follows: (a) Senior Secured Notes, Series F, 2020, Tranche A due April 16, 2030 in the aggregate principal amount of $150.0 million; (b) Senior Secured Notes, Series F, 2020, Tranche B due April 16, 2050 in the aggregate principal amount of $250.0 million; and (c) Senior Secured Notes, Series F, 2020, Tranche C expected to be due October 1, 2050 in the aggregate principal amount of $125.0 million. All of the Tranche A Notes and the Tranche B Notes were issued on April 16, 2020, and bear interest at 3.28% and 3.93%, respectively. The Tranche C Notes are expected to be issued on October 1, 2020.

On April 29, 2020, ETG amended its $200.0 million revolving credit agreement, which was amended to provide for the extension of credit to the Borrowers as $190.0 million ETG and $10.0 million SJIU.

ATM Equity Offering

On April 6, 2020, SJI entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") to sell, from time to time, shares of the Company’s common stock, par value $1.25 per share, having an aggregate sale price up to $200.0 million, through an “at-the-market” equity offering program. Pursuant to the Sales Agreement, the shares of common stock may be offered and sold through any of the Sales Agents in negotiated transactions or transactions that are deemed to be “at-the-market” offerings. SJI has no obligation to sell any of the shares of common stock under the Sales Agreement and may at any time suspend solicitation and offers under the Sales Agreement. As of the date of this filing on Form 10-Q, SJI has not sold any shares under the ATM Offering.

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

In the first quarter of 2019, SJI provided three Notices of Optional Prepayment to the holders of its Floating Rate Senior Notes, Series 2018D, due June 20, 2019 of the Company’s intent to prepay the $475.0 million aggregate principal amount outstanding. As a result of these three notices, the Company paid a total of $400.0 million during the first quarter 2019. The remaining $75.0 million was paid in April 2019.

Also in the first quarter of 2019, SJG issued $10.0 million of debt by drawing on its $400.0 million term loan credit agreement.

Current Portion of Long-Term Debt - See Note 1 to the condensed consolidated financial statements.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of March 31, 2020	As of December 31, 2019
Equity	31.6%	29.6%
Long-Term Debt	53.6%	52.8%
Short-Term Debt	14.8%	17.6%
Total	100.0%	100.0%

SJI has paid dividends on its common stock for 69 consecutive years and has increased that dividend each year for the last 21 years.  SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2020 and 2019 amounted to net cash outflows of $9.5 million and $7.6 million, respectively. Total net cash outflows for remediation projects are expected to be $42.2 million, $68.3 million and $67.5 million for 2020, 2021 and 2022, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2019, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - See Note 11 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:

•RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. As of March 2020, SJG has determined that the project under construction will be abandoned. SJG has requested that the project costs spent to date of $10.1 million be recovered as a regulatory asset within its March 2020 rate case petition filed with the BPU. As such, the amount has been reclassified from Utility Plant and is presented as a Regulatory Asset within the condensed consolidated balance sheets at March 31, 2020. The matter is currently pending with the BPU. See Note 7 to the condensed consolidated financial statements.

•SJI entered into an unsecured term loan agreement for $150.0 million. See Note 10 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements – An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which SJI has either made guarantees, or has certain other interests or obligations.

See "Guarantees" in Note 11 to the condensed consolidated financial statements for more detail.

Notes Receivable-Affiliates - See Note 3 to the condensed consolidated financial statements.

Litigation — SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. See Note 11 to the condensed consolidated financial statements for more detail on these claims.

PennEast - See Note 3 to the condensed consolidated financial statements.

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

The following table summarizes the composition of selected gas utility throughput for the three month periods ended March 31, (in thousands):

	Three Months Ended March 31,
	2020	2019
Utility Throughput – dts:
Firm Sales -
Residential	10,212	12,978
Commercial	2,397	3,123
Industrial	108	195
Cogeneration & Electric Generation	81	83
Firm Transportation -
Residential	450	628
Commercial	2,349	2,707
Industrial	2,770	2,790
Cogeneration & Electric Generation	868	1,342

Total Firm Throughput	19,235	23,846

Interruptible Sales	1	6
Interruptible Transportation	293	320
Off-System Sales	5,538	5,063
Capacity Release	18,064	17,331

Total Throughput - Utility	43,131	46,566

Throughput – Gas Utility Operations - Total gas throughput decreased 3.4 MMdts for the three months ended March 31, 2020, compared with the same period in 2019, primarily due to 4.6 MMdts decrease in firm throughput resulting from warmer weather. Offsetting the three month comparative was a 1.2 MMdts increase in total combined Capacity Release and OSS due to warmer than normal weather making more pipeline capacity available for Capacity Release and OSS.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Net Income Impact:
CIP – Weather Related	$13.9	$0.6
CIP – Usage Related	7.1	—
Total Net Income Impact	$21.0	$0.6

Weather Compared to 20-Year Average	19.8% Warmer	274.5% Colder
Weather Compared to Prior Year	18.1 % Warmer	1.5% Colder

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

Three Months Ended March 31, 2020 vs. 2019
Operations	(474)
Maintenance	428
Depreciation	962
Energy and Other Taxes	(374)

Operations - See SJI's Management Discussion section above.

Maintenance - The change in maintenance expense for the three months ended March 31, 2020 compared with the same period in 2019 was not significant.

Depreciation - Depreciation expense increased $1.0 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2020 compared with the same period in 2019 was not significant.

Other Income and Expense - Other Income and Expense decreased $3.3 million for the three months ended March 31, 2020 compared with the same period in 2019, primarily due to lower investment performance, including pension and other postretirement benefit plan, along with lower AFUDC income.

Interest Charges – The change in interest charges for the three months ended March 31, 2020 compared with the same period in 2019 was not significant.

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Also, during the first quarter of 2020, SJG recorded $1.2 million in tax expense related to a one-time tax adjustment resulting from its Stipulation of Settlement with the BPU, as part of its recent rate case filing.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $86.4 million and $87.8 million in the first three months of 2020 and 2019, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Operating activities in the first three months of 2020 compared to the same period in 2019, did not change significantly.

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

See SJI's Management Discussion section above.

SJI did not contribute any equity to SJG during the three months ended March 31, 2020 or 2018.

SJG’s capital structure was as follows:

	As of March 31, 2020	As of December 31, 2019
Common Equity	51.2%	49.0%
Long-Term Debt	42.5%	43.3%
Short-Term Debt	6.3%	7.7%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2020 and 2019 amounted to net cash outflows of $9.1 million and $3.9 million, respectively. Total net cash outflows for remediation projects are expected to be $29.1 million, $39.8 million and $28.0 million for 2020, 2021 and 2022, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2019, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of March 31, 2020, averaged $105.8 million annually and totaled $441.8 million over the contracts’ lives.  Approximately 31% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Pending Litigation - See SJG's disclosure in the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019, other than the BL England facility (see SJI's Management Discussion section above).

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) of $(0.3) million and $(12.1) million for the three months ended March 31, 2020 and 2019, respectively, which are included with realized (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2020 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$3,689	$700	$24	$4,413
Prices provided by other external sources	7,799	5,474	1,105	14,378
Prices based on internal models or other valuation methods	19,632	5,221	998	25,851

Total	$31,120	$11,395	$2,127	$44,642

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$21,662	$1,553	$234	$23,449
Prices provided by other external sources	3,207	597	1,868	5,672
Prices based on internal models or other valuation methods	5,841	870	162	6,873

Total	$30,710	$3,020	$2,264	$35,994

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 46.4 MMdts with a weighted average settlement price of $2.47 per dt.

•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 113.7 MMdts with a weighted average settlement price of $(0.58) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 49.5 MMdts with a weighted average settlement price of $1.60 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are 0.1 MMmwh with a weighted average settlement price of $32.49 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2020	$9,964
Contracts Settled During the Three Months Ended March 31, 2020, Net	(4,975)
Other Changes in Fair Value from Continuing and New Contracts, Net	3,659

Net Derivatives — Energy Related Assets, March 31, 2020	$8,648

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at March 31, 2020 was $1.15 billion and averaged $1.22 billion during the first three months of 2020. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $9.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; and 2015 - 14 b.p. increase. At March 31, 2020, our average interest rate on variable-rate debt was 2.54%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of March 31, 2020, the interest costs on $2.12 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of March 31, 2020, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of March 31, 2020, SJI had approximately $16.9 million, or 37.8%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

As of March 31, 2020, SJRG had $47.9 million of Accounts Receivable under sales contracts. Of that total, 43.4% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2020 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$2,631	$80	$2,711
Prices provided by other external sources	110		110
Prices based on internal models or other valuable methods	4,812		4,812

Total	$7,553	$80	$7,633

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$6,611	$89	$6,700
Prices provided by other external sources	11		11
Prices based on internal models or other valuable methods	6		6

Total	$6,628	$89	$6,717

Contracted volumes of SJG's NYMEX contracts are 12.6 MMdts with a weighted-average settlement price of $2.33 per dt. Contracted volumes of SJG's Basis contracts are 1.3 MMdts with a weighted-average settlement price of $0.27 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2020	$2,143
Contracts Settled During the Three Months ended March 31, 2020, Net	(3,585)
Other Changes in Fair Value from Continuing and New Contracts, Net	2,358
Net Derivatives — Energy Related Assets, March 31, 2020	$916

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at March 31, 2020, was $542.5 million and averaged $552.5 million during the first three months of 2020. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $4.0 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; and 2015 - 20 b.p. increase. As of March 31, 2020, SJG's average interest rate on variable-rate debt was 2.38%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2020, the interest costs on $571.3 million of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of March 31, 2020, the disclosure controls and procedures employed at SJI and SJG, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 1, Note 11, Litigation.

Item 1A. Risk Factors

Other than described below, there have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2019.

Public health crises and epidemics or pandemics, such as a novel coronavirus, could adversely affect our business, operations and financial condition. Our business could be adversely affected by a public health crisis or the widespread outbreak of contagious disease, such as the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19), which has been declared a pandemic by the World Health Organization in March 2020. In recent weeks, the continued spread of COVID-19 across the world has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Additionally, our reliance on third-party suppliers, contractors, service providers, and commodity markets exposes us to possibility of delay or interruption of our operations. For the duration of the outbreak of COVID-19, legislative and government action limits our ability to collect on overdue accounts, and prohibits us from shutting off services, which may cause a decrease in our cash flows or net income. We have been executing our business continuity plans since the outbreak of COVID-19 and are closely monitoring potential impacts due to COVID-19 pandemic responses at the state and federal level. As expected, we have incurred operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during this crisis which have traditionally been recognized as prudent expenditures by our regulators. The impact to the collectability of our accounts receivable is an unknown at this time but such receivables have traditionally been included in rate recovery. Our infrastructure investment programs continue to move forward, but some construction activity has ceased in accordance with directives from the Governor of New Jersey. To the extent this directive stays in place for a long period of time, our capital projects could be significantly impacted. It is impossible to predict the effect of the continued spread of the coronavirus in the communities we service. The Company has identified the macroeconomic conditions related to COVID-19 and the impacts on the business as an indicator to perform an interim impairment test related to the goodwill recorded on the Company’s balance sheet. Should the coronavirus continue to spread or not be contained, our business, financial condition and results of operations could be negatively impacted, including impairment of goodwill or access to capital markets, which in turn may have a negative effect on the market price of our common stock.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

10.1	Credit Agreement dated as of March 26, 2020 for SJI (incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed March 31, 2020).

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the Securities and Exchange Commission on May 6, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the Securities and Exchange Commission on May 6, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	May 6, 2020	By:	/s/ Cielo Hernandez
Cielo Hernandez
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	May 6, 2020	By:	/s/ Cielo Hernandez
Cielo Hernandez
Treasurer
(Principal Financial Officer)