Form 10-Q
period 2020-06-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2020-08-06
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of August 1, 2020 was 100,586,050 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of August 1, 2020 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is a direct wholly-owned subsidiary of SJI Utilities, Inc. and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
COVID-19	Novel coronavirus
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs

LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
Marina	Marina Energy, LLC
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MWh	Megawatt-hours
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
ROE	Return on Equity
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's three utility businesses: SJG, ETG, and ELK
UWUA	United Workers Union of America
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

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

Part 1 - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income (loss), statements of comprehensive income (loss), statements of equity and statements of cash flows) for each of SJI and SJG. The Notes to Unaudited Condensed Consolidated Financial Statements are presented on a combined basis for both SJI and SJG. Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included under Item 2 is divided into two major sections: SJI and SJG.

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended June 30,
	2020	2019
Operating Revenues:
Utility	$145,846	$106,832
Nonutility	114,118	160,102
Total Operating Revenues	259,964	266,934
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	45,564	16,721
- Nonutility	102,089	148,620
Operations	52,656	56,608
Maintenance	9,397	9,273
Depreciation	27,431	24,129
Energy and Other Taxes	2,636	2,717
Total Operating Expenses	239,773	258,068
Operating Income	20,191	8,866

Other Income	3,625	29
Interest Charges	(28,589)	(28,434)
Loss Before Income Taxes	(4,773)	(19,539)
Income Taxes	178	4,646
Equity in Earnings of Affiliated Companies	2,017	1,589
Loss from Continuing Operations	(2,578)	(13,304)
Loss from Discontinued Operations - (Net of tax benefit)	(61)	(95)
Net Loss	$(2,639)	$(13,399)

Basic Loss Per Common Share:
Continuing Operations	$(0.03)	$(0.14)
Discontinued Operations	—	—
Basic Loss Per Common Share	$(0.03)	$(0.14)

Average Shares of Common Stock Outstanding - Basic	93,712	92,389

Diluted Loss Per Common Share:
Continuing Operations	$(0.03)	$(0.14)
Discontinued Operations	—	—
Diluted Loss Per Common Share	$(0.03)	$(0.14)

Average Shares of Common Stock Outstanding - Diluted	93,712	92,389

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Six Months Ended June 30,
	2020	2019
Operating Revenues:
Utility	$532,727	$521,178
Nonutility	261,349	383,054
Total Operating Revenues	794,076	904,232
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	180,890	205,170
- Nonutility	232,831	362,558
Operations	115,012	119,434
Maintenance	18,992	18,903
Depreciation	53,900	47,814
Energy and Other Taxes	6,498	6,934
Total Operating Expenses	608,123	760,813
Operating Income	185,953	143,419

Other Income	2,478	2,604
Interest Charges	(61,125)	(57,087)
Income Before Income Taxes	127,306	88,936
Income Taxes	(33,192)	(20,303)
Equity in Earnings of Affiliated Companies	4,408	3,762
Income from Continuing Operations	98,522	72,395
Loss from Discontinued Operations - (Net of tax benefit)	(120)	(157)
Net Income	$98,402	$72,238

Basic Earnings Per Common Share:
Continuing Operations	$1.06	$0.79
Discontinued Operations	—	—
Basic Earnings Per Common Share	$1.06	$0.79

Average Shares of Common Stock Outstanding - Basic	93,078	91,863

Diluted Earnings Per Common Share:
Continuing Operations	$1.06	$0.79
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$1.06	$0.79

Average Shares of Common Stock Outstanding - Diluted	93,195	91,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2020	2019
Net Loss	$(2,639)	$(13,399)

Other Comprehensive Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Loss, net of tax of $(4) and $(4), respectively	8	8

Other Comprehensive Income - Net of Tax	8	8

Comprehensive Loss	$(2,631)	$(13,391)

	Six Months Ended June 30,
	2020	2019
Net Income	$98,402	$72,238

Other Comprehensive Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(8) and $(8), respectively	16	16

Other Comprehensive Income - Net of Tax	16	16

Comprehensive Income	$98,418	$72,254

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2020	2019
Net Cash Provided by Operating Activities	$206,310	$216,079

Cash Flows from Investing Activities:
Capital Expenditures	(234,635)	(256,587)
Acquisition-related Working Capital Settlement	—	15,600
Cash Paid for Acquisition, Net of Cash Acquired	(2,806)	—
Proceeds from Sale of Property, Plant & Equipment	104,311	24,292
Investment in Long-Term Receivables	(11,506)	(6,585)
Proceeds from Long-Term Receivables	7,524	4,983
Investment in Affiliates	(727)	(3,088)
Advances to Affiliates	—	(858)
Net Repayment of Notes Receivable - Affiliates	2,730	—

Net Cash Used in Investing Activities	(135,109)	(222,243)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(395,900)	409,502
Proceeds from Issuance of Long-Term Debt	600,000	10,000
Principal Repayments of Long-Term Debt	(450,000)	(575,000)
Payments for Issuance of Long-Term Debt	(5,874)	(1,275)
Dividends on Common Stock	(27,276)	(26,562)
Proceeds from Sale of Common Stock	200,000	189,032
Payments for the Issuance of Common Stock	(1,863)	—

Net Cash (Used in) Provided by Financing Activities	(80,913)	5,697

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(9,712)	(467)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	28,381	31,679

Cash, Cash Equivalents and Restricted Cash at End of Period	$18,669	$31,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2020	December 31, 2019
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,040,204	$4,905,350
Accumulated Depreciation	(881,797)	(843,998)
Nonutility Property and Equipment, at cost	29,086	25,991
Accumulated Depreciation	(13,709)	(13,807)

Property, Plant and Equipment - Net	4,173,784	4,073,536

Investments:
Available-for-Sale Securities	40	40
Restricted	11,402	21,964
Investment in Affiliates	91,323	87,087

Total Investments	102,765	109,091

Current Assets:
Cash and Cash Equivalents	7,267	6,417
Accounts Receivable	231,434	253,661
Unbilled Revenues	16,148	84,821
Provision for Uncollectibles	(30,410)	(19,829)
Notes Receivable - Affiliate	2,649	5,379
Natural Gas in Storage, average cost	40,483	54,153
Materials and Supplies, average cost	1,139	1,164
Prepaid Taxes	40,709	26,918
Derivatives - Energy Related Assets	31,925	52,892
Assets Held for Sale	40,044	143,440
Other Prepayments and Current Assets	41,382	43,492

Total Current Assets	422,770	652,508

Regulatory and Other Noncurrent Assets:
Regulatory Assets	648,769	665,932
Derivatives - Energy Related Assets	11,486	7,243
Notes Receivable - Affiliate	12,720	12,720
Contract Receivables	34,647	30,958
Goodwill	702,070	702,070
Other	107,943	111,282

Total Regulatory and Other Noncurrent Assets	1,517,635	1,530,205

Total Assets	$6,216,954	$6,365,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2020	December 31, 2019
Capitalization and Liabilities
Equity:
Common Stock	$125,733	$115,493
Premium on Common Stock	1,216,363	1,027,902
Treasury Stock (at par)	(311)	(289)
Accumulated Other Comprehensive Loss	(32,542)	(32,558)
Retained Earnings	357,086	313,237

Total Equity	1,666,329	1,423,785

Long-Term Debt	2,566,378	2,070,086

Total Capitalization	4,232,707	3,493,871

Current Liabilities:
Notes Payable	452,800	848,700
Current Portion of Long-Term Debt	117,909	467,909
Accounts Payable	160,392	232,242
Customer Deposits and Credit Balances	29,049	35,004
Environmental Remediation Costs	54,731	43,849
Taxes Accrued	3,028	2,235
Derivatives - Energy Related Liabilities	25,963	41,965
Deferred Contract Revenues	347	—
Derivatives - Other Current	2,101	1,155
Liabilities Held for Sale	5,862	6,043
Dividends Payable	27,277	—
Interest Accrued	16,455	13,580
Pension Benefits	3,727	3,727
Other Current Liabilities	26,563	35,486

Total Current Liabilities	926,204	1,731,895

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	134,611	92,166
Pension and Other Postretirement Benefits	114,422	114,055
Environmental Remediation Costs	145,339	189,036
Asset Retirement Obligations	194,307	263,950
Derivatives - Energy Related Liabilities	5,305	8,206
Derivatives - Other Noncurrent	18,491	11,505
Regulatory Liabilities	434,148	442,918
Other	11,420	17,738

Total Deferred Credits and Other Noncurrent Liabilities	1,058,043	1,139,574

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$6,216,954	$6,365,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total

Balance at January 1, 2020	$115,493	$1,027,902	$(289)	$(32,558)	$313,237	$1,423,785
Net Income	—	—	—	—	101,041	101,041
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Stock Plans	62	(352)	15	—	—	(275)
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(27,276)	(27,276)
Balance at March 31, 2020	115,555	1,027,550	(274)	(32,550)	387,002	1,497,283
Net Loss	—	—	—	—	(2,639)	(2,639)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,178	188,813	(37)	—	—	198,954
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(27,277)	(27,277)
Balance at June 30, 2020	$125,733	$1,216,363	$(311)	$(32,542)	$357,086	$1,666,329

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total

Balance at January 1, 2019	$106,883	$843,268	$(292)	$(26,095)	$343,258	$1,267,022
Net Income	—	—	—	—	85,637	85,637
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	8,603	179,829	17	—	—	188,449
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at March 31, 2019	115,486	1,023,097	(275)	(26,087)	402,333	1,514,554
Net Loss	—	—	—	—	(13,399)	(13,399)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Stock Plans	2	1,877	(8)	—	—	1,871
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at June 30, 2019	$115,488	$1,024,974	$(283)	$(26,079)	$362,372	$1,476,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,

	2020	2019
Operating Revenues	$87,182	$62,268

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	25,546	2,654
Operations	25,354	25,194
Maintenance	8,487	7,006
Depreciation	16,993	16,045
Energy and Other Taxes	1,070	1,154

Total Operating Expenses	77,450	52,053

Operating Income	9,732	10,215

Other Income	3,184	328

Interest Charges	(8,019)	(7,896)

Income Before Income Taxes	4,897	2,647

Income Taxes	(1,219)	(671)

Net Income	$3,678	$1,976

The accompanying notes are an integral part of the condensed financial statements.

	Six Months Ended June 30,

	2020	2019
Operating Revenues	$327,876	$334,466

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	106,080	121,534
Operations	53,977	54,291
Maintenance	17,058	15,149
Depreciation	33,699	31,789
Energy and Other Taxes	2,685	3,143

Total Operating Expenses	213,499	225,906

Operating Income	114,377	108,560

Other Income	1,834	2,259

Interest Charges	(15,561)	(15,744)

Income Before Income Taxes	100,650	95,075

Income Taxes	(26,450)	(24,368)

Net Income	$74,200	$70,707

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,

	2020	2019
Net Income	$3,678	$1,976

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4) and $(4), respectively	8	8

Other Comprehensive Income - Net of Tax *	8	8

Comprehensive Income	$3,686	$1,984

	Six Months Ended June 30,
	2020	2019
Net Income	$74,200	$70,707

Other Comprehensive Income - Net of Tax: *

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(8) and $(8), respectively	16	16

Other Comprehensive Income - Net of Tax *	16	16

Comprehensive Income	$74,216	$70,723

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,

	2020	2019
Net Cash Provided by Operating Activities	$125,459	$126,275

Cash Flows from Investing Activities:
Capital Expenditures	(118,335)	(124,122)
Investment in Long-Term Receivables	(11,506)	(6,585)
Proceeds from Long-Term Receivables	7,524	4,983

Net Cash Used in Investing Activities	(122,317)	(125,724)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(10,800)	(4,398)
Proceeds from Issuance of Long-Term Debt	400,000	10,000
Principal Repayments of Long-Term Debt	(400,000)	—
Payments from Issuance of Long-Term Debt	(3,001)	—
Additional Investment by Shareholder	9,500	—

Net Cash (Used in) Provided by Financing Activities	(4,301)	5,602

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,159)	6,153
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,751	3,262

Cash, Cash Equivalents and Restricted Cash at End of Period	$5,592	$9,415

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2020	December 31, 2019
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,239,031	$3,154,736
Accumulated Depreciation	(587,441)	(558,634)

Property, Plant and Equipment - Net	2,651,590	2,596,102

Investments:
Restricted Investments	3,448	4,073

Total Investments	3,448	4,073

Current Assets:
Cash and Cash Equivalents	2,144	2,678
Accounts Receivable	91,842	84,940
Accounts Receivable - Related Parties	499	2,333
Unbilled Revenues	3,915	45,016
Provision for Uncollectibles	(14,472)	(14,032)
Natural Gas in Storage, average cost	9,884	14,839
Materials and Supplies, average cost	619	619
Prepaid Taxes	28,253	19,547
Derivatives - Energy Related Assets	4,699	16,904
Other Prepayments and Current Assets	22,822	25,074

Total Current Assets	150,205	197,918

Regulatory and Other Noncurrent Assets:
Regulatory Assets	485,354	496,177
Long-Term Receivables	34,647	30,958
Derivatives - Energy Related Assets	143	5
Other	22,513	23,322

Total Regulatory and Other Noncurrent Assets	542,657	550,462

Total Assets	$3,347,900	$3,348,555

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2020	December 31, 2019
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	365,244	355,744
Accumulated Other Comprehensive Loss	(27,859)	(27,875)
Retained Earnings	830,381	756,181

Total Equity	1,173,614	1,089,898

Long-Term Debt	934,505	547,161

Total Capitalization	2,108,119	1,637,059

Current Liabilities:
Notes Payable	160,500	171,300
Current Portion of Long-Term Debt	27,909	417,909
Accounts Payable - Commodity	10,070	17,361
Accounts Payable - Other	36,645	60,797
Accounts Payable - Related Parties	7,485	9,752
Derivatives - Energy Related Liabilities	2,651	14,671
Derivatives - Other Current	732	488
Customer Deposits and Credit Balances	19,133	22,430
Environmental Remediation Costs	34,995	29,569
Taxes Accrued	1,973	1,907
Pension Benefits	3,693	3,693
Interest Accrued	9,879	6,789
Other Current Liabilities	7,691	12,489

Total Current Liabilities	323,356	769,155

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	255,229	274,482
Deferred Income Taxes - Net	390,842	357,637
Environmental Remediation Costs	73,983	101,693
Asset Retirement Obligations	79,819	96,509
Pension and Other Postretirement Benefits	101,282	99,981
Derivatives - Energy Related Liabilities	—	95
Derivatives - Other Noncurrent	10,675	7,368
Other	4,595	4,576

Total Regulatory and Other Noncurrent Liabilities	916,425	942,341

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,347,900	$3,348,555

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2020	$5,848	$355,744	$(27,875)	$756,181	$1,089,898
Net Income	—	—	—	70,522	70,522
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2020	5,848	355,744	(27,867)	826,703	1,160,428
Net Income	—	—	—	3,678	3,678
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Additional Investment by Shareholder	—	9,500	—	—	9,500
Balance at June 30, 2020	$5,848	$365,244	$(27,859)	$830,381	$1,173,614

Balance at January 1, 2019	$5,848	$355,744	$(22,357)	$668,787	$1,008,022
Net Income	—	—	—	68,731	68,731
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2019	5,848	355,744	(22,349)	737,518	1,076,761
Net Income	—	—	—	1,976	1,976
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2019	$5,848	$355,744	$(22,341)	$739,494	$1,078,745

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

•ELK is a regulated natural gas utility which distributes natural gas in northern Maryland. On July 31, 2020, SJI sold ELK to a third-party buyer (see "Agreement to Sell ELK" below).

▪SJE acquires and markets electricity to retail end users.

▪SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪Marina develops and operates on-site energy-related projects. Included in Marina were MTF and ACB, which, in February 2020, were sold to a third-party buyer (see "Agreement to Sell MTF & ACB" below). Also included in Marina are two solar projects which are currently classified as held for sale, and a third solar project that was sold in March 2020 (see "Agreement to Sell Solar Assets" below). The significant wholly-owned subsidiaries of Marina include:

•ACLE, BCLE, SCLE and SXLE, which own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties located in New Jersey. On June 1, 2020, the BCLE, SCLE, and SXLE landfill gas-to-energy-production facilities ceased operations after receiving approval from their respective local governmental authorities to do so.

•ESNJ-AL-Somerspoint LLC, ESNJ-AL-Hamiltonsquare LLC, and ESNJ-AL-Brownsmills LLC own and operate solar generation sites located in New Jersey. These entities were acquired on June 30, 2020 (see "Acquisitions" below).

▪SJESP receives commissions on service contracts from a third party.

▪Midstream invests in infrastructure and other midstream projects, including PennEast. See Note 3.

▪SJEI provides energy procurement and cost reduction services. AEP, an aggregator, broker and consultant in the retail energy markets, is a wholly-owned subsidiary of SJEI after completion of the AEP acquisition in August 2019.

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its direct and indirect wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. SJI is reporting on a consolidated basis the results of operations of the acquired entities discussed above as of the date of acquisition.

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

As of June 30, 2020 and December 31, 2019, SJI had assets and liabilities held for sale on the condensed consolidated balance sheets as a result of the agreements to sell that are discussed below. Unless otherwise noted, the disclosures herein related to specific asset and liability balances as of June 30, 2020 and December 31, 2019 exclude assets and liabilities held for sale. See "Assets and Liabilities Held for Sale" below for additional information including major classes of assets and liabilities classified as held for sale for both periods presented.

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

REGULATION - SJG and ETG are subject to the rules and regulations of the BPU, while ELK is subject to the rules and regulations of the MPSC. See Note 7 for a discussion of the Utilities' rate structure and regulatory actions. The Utilities maintain their accounts according to the BPU's and MPSC's prescribed Uniform System of Accounts. The Utilities follow the accounting for regulated enterprises prescribed by ASC 980, Regulated Operations. In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 8 for a detailed discussion of regulatory assets and liabilities.

ACQUISITIONS - On June 30, 2020, SJI, through its wholly-owned subsidiary Marina, acquired ESNJ-AL-Somerspoint LLC, ESNJ-AL-Hamiltonsquare LLC, and ESNJ-AL-BrownsMills LLC, which own and operate solar-generation sites as noted above, for $2.8 million in total consideration. See Note 17. These entities are separate from the solar assets and projects that are discussed under "Agreement to Sell Solar Assets."

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration.

AGREEMENT TO SELL SOLAR ASSETS - See Note 1 to the Consolidated Financial Statements under "Agreement to Sell Solar Assets" in Item 8 of the Form 10-K for the year ended December 31, 2019 for additional information regarding SJI’s agreement to sell its portfolio of solar energy assets (each, a "Project" and, in total, the "Transaction").

During the first six months of 2020, one Project was sold for total consideration of $7.2 million, which was the net book value of the asset on the date of sale. The solar assets related to this Project were recorded as Assets Held for Sale on the condensed consolidated balance sheets as of December 31, 2019. During the first six months of 2019, seven Projects were sold for total consideration of $24.3 million.

The Company currently has two solar projects that are not part of the Transaction but are expected to be sold in 2020. The solar assets related to these two projects were recorded as Assets Held for Sale on the condensed consolidated balance sheets as of both June 30, 2020 and December 31, 2019, where they will remain until they are transferred to a buyer.

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

AGREEMENT TO SELL ELK - In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer. The MPSC approved this transaction during the second quarter of 2020 (see Note 7), and the transaction closed on July 31, 2020 (see Note 20). The assets and liabilities for ELK were recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

ASSETS AND LIABILITIES HELD FOR SALE - As discussed above, SJI is involved in the sale and/or potential sale of solar assets, MTF & ACB, and ELK and has recorded the following in Assets Held for Sale and Liabilities Held for Sale on the condensed consolidated balance sheets as of June 30, 2020 (ELK and two solar projects) and December 31, 2019 (ELK, MTF & ACB, and three solar projects):

	June 30, 2020	December 31, 2019
Assets Held for Sale:
Current Assets	$—	$5,365
Net Utility Plant	19,335	18,692
Net Nonutility Property, Plant & Equipment	19,993	110,400
Goodwill	59	59
Regulatory Assets	638	415
Other Noncurrent Assets	19	8,509
Total Assets Held for Sale	$40,044	$143,440
Liabilities Held for Sale:
Current Liabilities	$—	$916
Asset Retirement Obligations	2,609	2,515
Regulatory Liabilities	3,246	2,583
Other Noncurrent Liabilities	7	29
Total Liabilities Held for Sale	$5,862	$6,043

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. We performed a qualitative assessment of the long-lived assets of SJI and SJG as of June 30, 2020 to determine whether the impact of the COVID-19 pandemic, and the resulting fluctuations in market conditions, indicate that the fair value of the assets are less than their carrying value. There were no indicators noted through these qualitative assessments that indicate an impairment has occurred.

No impairments were identified at either SJI or SJG for the three and six months ended June 30, 2020 or 2019, respectively.

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For retail customers (including SJG) that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. The Utilities also have revenues that arise from alternative revenue programs, which are discussed further in Note 16. For ETG and SJG, unrealized gains and losses on energy-related derivative instruments are recorded in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI and SJG (see Note 12) until they become realized, in which case they are recognized in operating revenues. SJRG's gas revenues are recognized in the period the commodity is delivered. Realized and unrealized gains and losses on energy-related derivative instruments are also recognized in operating revenues for SJRG. SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. The Company recognizes revenues on commissions received related to SJESP appliance service contracts from a third party on a monthly basis as these commissions are earned.

We considered the impact the COVID-19 pandemic has had on operating revenues, noting that SJI and SJG have not seen a significant reduction in revenues as a result of the pandemic. This is due to gas and electricity being considered an essential service and continuing to be delivered timely to customers, and no delays or operational shutdowns taking place to date. Given the performance obligation is satisfied at delivery, which matches the time when the Company is able to invoice the customer, the Company is confident in being able to meet its future performance obligations. To the extent that the pandemic does impact our ability to deliver in the future, operating revenues could be impacted.

ARO - The amounts included under ARO are primarily related to the legal obligations SJI and SJG have to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset, or when management has adequate information in order to make an estimate of the obligation. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity for the six months ended June 30, 2020 as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2020
ARO as of January 1,	$263,950
Accretion	6,074
Additions	2,012
Settlements	(5,152)
Revisions in Estimated Cash Flows (A)	(72,577)
ARO as of June 30,	$194,307

SJG:	2020
ARO as of January 1,	$96,509
Accretion	2,042
Additions	1,161
Settlements	(1,142)
Revisions in Estimated Cash Flows (A)	(18,751)
ARO as of June 30,	$79,819

(A) The revisions in estimated cash flows for SJI and SJG for the six months ended June 30, 2020 shown in the table above reflect decreases in the estimated retirement costs primarily as a result of changes in contractor costs to settle the ARO liability. Corresponding entries were made to Regulatory Assets and Utility Plant, thus having no impact on earnings.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of June 30, 2020 and December 31, 2019, SJI held 248,411 and 231,514 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

As of June 30, 2020 and December 31, 2019, the balance of the intangible asset is $9.0 million and $11.5 million, respectively, and is recorded to Other Current and Noncurrent Assets on the condensed consolidated balance sheets of SJI, with the reduction being due to amortization. As of June 30, 2020 and December 31, 2019, the balance in the liability is $8.5 million and $10.6 million, respectively, and is recorded to Regulatory Liabilities on the condensed consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

VSIP - SJG entered into a VSIP program with IBEW Local 1293 and IAM Local 76 union employees over the age of 60 years old with 10 or more years of service to SJG. Communication was made to these employees in both the first and second quarter 2020, with acceptance made by the Local 1293 employees by April 14, 2020 and by the Local 76 employees by May 6, 2020. Total cost to SJG for the VSIP was $0.6 million, all of which related to employees of SJG and was included in Operations Expense on the condensed consolidated statements of income (loss) of SJI and SJG for the three and six months ended June 30, 2020.

THIRD PARTY GAS SUPPLIER REFUND - During the second quarter of 2020, a third party pipeline capacity supplier that is utilized by the Utilities and the wholesale energy operations at SJRG in the normal course of business settled its rate case with the FERC. As part of the executed settlement, the third party supplier was ordered to refund customers for over billings on transportation costs that had been charged during the rate case period. As a result, in June 2020, SJRG and SJG received notification from the supplier that refunds totaling approximately $11.2 million and $10.0 million, respectively, would be received. SJRG and SJG received the refunds in July 2020. Of the total SJRG refund, approximately $7.1 million will be remitted to ETG under the terms of the AMA (see above). As transportation costs incurred by ETG under the AMA can be recovered from ratepayers under its BGSS rate mechanism, the $7.1 million was recorded as an increase to ETG's Regulatory Liabilities as of June 30, 2020 (see Note 8). For the remaining $3.9 million retained by SJRG, approximately $3.8 million was recorded as Operating Revenues; as noted above, SJRG presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues. The remaining $0.1 million in interest was recorded in Other Income. As SJG also recovers these costs through its BGSS rate mechanism, the $10.0 million refund was recorded as a reduction to SJG's Regulatory Assets as of June 30, 2020 (see Note 8).

CURRENT PORTION OF LONG-TERM DEBT & SHORT-TERM BORROWINGS - As of June 30, 2020, the Company had $117.9 million of long-term debt that was due within one year ("current portion"), along with $452.8 million of notes payable which included borrowings under the commercial paper program and revolving credit facilities ("short-term borrowings"; see Note 10). As of December 31, 2019, the Company had $467.9 million of current portion and $848.7 million of short-term borrowings. This reduction is the result of SJI refinancing $600.0 million of short-term and current portion amounts that were outstanding as of December 31, 2019, including $400.0 million at SJG (see Note 14), with the remainder being paid down using proceeds from the agreements to sell assets discussed above. SJI expects to further reduce its debt and notes payable over the next twelve months using cash provided from the sale of ELK and the remaining solar assets as discussed above. The remaining portion of long-term debt that is due within one year is expected to be paid by utilizing funds provided from refinancing activities and from the Company's revolving credit facilities.

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

Recently Adopted Standards:

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this ASU provide codification improvements and further clarification on several topics, including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as well as ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). Since SJI and SJG adopted the amendments in ASU 2017-12 (with no impact to the financial statement results of SJI or SJG) as of April 25, 2019 (the issuance date of ASU 2019-04), the remaining amendments became effective and were adopted by SJI and SJG on January 1, 2020. Adoption of this guidance did not have an impact on the financial statement results of SJI or SJG. See ASU 2016-13 below for more detail.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 was effective for SJI and SJG beginning on January 1, 2020. The impact of adoption did not result in an adjustment to retained earnings for either SJI or SJG as of January 1, 2020.

Standards Not Yet Effective:

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plan. This ASU eliminates requirements for certain disclosures such as the amount and timing of plan assets expected to be returned to the employer and the amount of future annual benefits covered by insurance contracts. The standard adds new disclosures that provide information relating to the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates and an explanation for significant gains or losses related to changes in the benefit obligations for the period. The standard is effective for the annual disclosures for fiscal years ending after December 15, 2020. Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide various optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in this Update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. Management has not yet adopted this guidance and is currently determining when to adopt it for SJI and SJG, and is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2. STOCK-BASED COMPENSATION PLAN:

Under SJI's 2015 Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the six months ended June 30, 2020 and 2019. No stock appreciation rights have been issued under the Plan.  During the six months ended June 30, 2020 and 2019, SJI granted 225,278 and 181,387 total restricted shares, respectively, to Officers and other key employees under the Plan.

SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. During the six months ended June 30, 2020 and 2019, Officers and other key employees were granted 105,451 and 85,146 shares of time-based restricted stock, respectively, which are included in the total restricted shares noted above.

Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. During the six months ended June 30, 2020 and 2019, Officers and other key employees were granted 119,827 and 96,241 shares of performance-based restricted stock, respectively, which are included in the total restricted shares noted above.

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

During the six months ended June 30, 2020 and 2019, SJI granted 36,829 and 30,028 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at June 30, 2020 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2018 - TSR	48,304	$31.05	21.9%	2.00%
	2018 - CEGR, Time	63,389	$31.23	N/A	N/A
	2019 - TSR	36,642	$32.88	23.2%	2.40%
	2019 - CEGR, Time	101,982	$31.38	N/A	N/A
	2020 - TSR	119,827	$25.51	34.8%	0.21%
	2020 - Time	105,451	$25.19	N/A	N/A

Directors -	2020	36,829	$32.42	N/A	N/A

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers’ and other key employees’ restricted shares. As notional dividend equivalents are credited to the holders during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends are paid or credited to the holder during the requisite service period, the fair value of these awards is equal to the market value of the shares on the date of grant.

The following table summarizes the total stock-based compensation cost to SJI for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Officers & Key Employees	$1,239	$1,534	$2,451	$2,284
Directors	298	202	597	404
Total Cost	1,537	1,736	3,048	2,688

Capitalized	99	47	(23)	(34)
Net Expense	$1,636	$1,783	$3,025	$2,654

The table above does not reflect the reversal of approximately $1.3 million in 2020 of previously recorded costs associated with TSR and CEGR-based grants for which performance goals were not met.

As of June 30, 2020, there was $8.5 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity for SJI during the six months ended June 30, 2020, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2020	402,146	30,961	$31.50
Granted	225,278	36,829	$26.42
Cancelled/Forfeited	(14,867)	—	$31.48
Vested*	(136,963)	(30,961)	$31.49
Nonvested Shares Outstanding, June 30, 2020	475,594	36,829	$28.90

*Earnings and performance-based targets during the three-year vesting periods were not attained for the 2017 Officer and other key employee grants that vested in the first quarter of 2020. As a result, no shares were awarded in 2020 associated with the 2017 TSR and CEGR-based grants.

The targets for the time-based grants were met. As a result, during the six months ended June 30, 2020, SJI awarded 72,145 shares to its Officers and other key employees at a market value of $2.0 million. During the six months ended June 30, 2019, SJI awarded 125,288 shares at a market value of $3.7 million. These awarded amounts for 2020 and 2019 include awards for previously deferred shares that were paid during the six month periods.

During the six months ended June 30, 2020 and 2019, SJI also awarded 30,961 and 26,416 shares to its Directors at a market value of $0.8 million for both periods.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the six months ended June 30, 2020 and 2019, SJG officers and other key employees were granted 7,902 and 6,095 shares of SJI restricted stock, respectively, which had an immaterial impact to SJG's financial statements for both the six months ended June 30, 2020 and 2019.

3. AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

PennEast - Midstream has a 20% investment in PennEast. SJG and ETG are each parties to a precedent capacity agreement with PennEast. The following events have occurred with respect to PennEast in recent months:

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
•On April 14, 2020, The US Supreme Court ordered the state of New Jersey to respond to PennEast's petition. The court directed NJ respondents, including state agencies and the NJ Conservation Foundation, to answer the petition by PennEast. The state responded on June 2.
•On June 25, 2020, the Supreme Court examined the PennEast case to determine if it would review the decision by the U.S. Court of Appeals for the Third Circuit.
•On June 29, 2020, the Supreme Court invited the US Solicitor General to file a brief expressing the views of the United States.

PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, along with the other partners, are intending to contribute to the project.

Our investment in PennEast totaled $86.9 million and $82.7 million as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the Company evaluated its investment in PennEast for impairment and determined there is not a triggering event for other-than-temporary impairment, and has not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal proceedings are ongoing, and the intent is to move forward with all potential legal proceedings and other options available. Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal proceedings have not been impacted. However, it is reasonably possible that the legal proceedings could have unfavorable outcomes, or there could be other future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

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

SJRG had net sales to EnergyMark of $3.5 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively and $8.7 million and $19.2 million for the six months ended June 30, 2020 and 2019, respectively.

EnerConnex - SJEI has a 25% investment in EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity.

During the first six months of both 2020 and 2019, SJI made net investments in unconsolidated affiliates of $2.0 million and $3.9 million, respectively.  As of June 30, 2020 and December 31, 2019, the outstanding balance of Notes Receivable – Affiliate was $15.4 million and $18.1 million, respectively. These Notes Receivable-Affiliates balances are broken out as follows:

•As of both June 30, 2020 and December 31, 2019, $13.1 million of notes are related to Energenic, which are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. As of both June 30, 2020 and December 31, 2019, $4.4 million of interest has been accrued and is recorded in Accounts Receivable on the condensed consolidated balance sheets. No payments have been made on this note as of June 30, 2020.
•As of June 30, 2020 and December 31, 2019, the remaining $2.3 million and $5.0 million, respectively, of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2020 and December 31, 2019, SJI had a net asset of approximately $91.3 million and $87.1 million, respectively, included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees, in addition to Notes Receivable – Affiliate as discussed above. SJI’s maximum exposure to loss from these entities as of June 30, 2020 and December 31, 2019 is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $106.7 million and $105.2 million, respectively.

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

Summarized operating results of the discontinued operations for the three and six months ended June 30, 2020 and 2019, were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss before Income Taxes:
Sand Mining	$(17)	$(23)	$(36)	$(44)
Fuel Oil	(60)	(96)	(116)	(153)
Income Tax Benefits	16	24	32	40
Loss from Discontinued Operations — Net	$(61)	$(95)	$(120)	$(157)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues/Affiliates:
SJRG	$568	$1,142	$1,597	$2,426
Marina	—	105	60	221
Other	20	20	40	40
Total Operating Revenue/Affiliates	$588	$1,267	$1,697	$2,687

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$1,470	$3,335	$1,596	$6,582

Operations Expense/Affiliates:
SJI	$5,944	$5,694	$11,554	$10,420
SJIU	917	578	1,873	578
Millennium	821	789	1,647	1,552
Other	439	426	882	961
Total Operations Expense/Affiliates	$8,121	$7,487	$15,956	$13,511

*These costs are included in either SJG's Cost of Sales on the condensed statements of income (loss). As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

4. COMMON STOCK:

The following shares were issued and outstanding for SJI:

2020
Beginning Balance, January 1	92,394,155
New Issuances During the Period:
ATM Equity Offering	8,122,283
Stock-Based Compensation Plan	69,612
Ending Balance, June 30	100,586,050

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock, which shows an increase on the condensed consolidated balance sheets from December 31, 2019 to June 30, 2020 primarily due to the issuance of shares under the ATM equity offering.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of June 30, 2020. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

ATM EQUITY OFFERING - In April 2020, SJI entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") to sell, from time to time, shares of the Company’s common stock, par value $1.25 per share, having an aggregate sale price up to $200.0 million, through an “at-the-market” equity offering program. Pursuant to the Sales Agreement, the shares of common stock were to be offered and sold through any of the named sales agents in negotiated transactions or transactions that are deemed to be “at-the-market” offerings. In June 2020, 8,122,283 shares were sold pursuant to the Sales Agreement at an average market price of approximately $24.62 for total net proceeds of $198.0 million after deducting commissions and other general & administrative expenses. These sales exhausted the shares that were available for sale under the Sales Agreement. The Company intends to use the net proceeds from this offering for general corporate purposes.

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

The convertible units consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal amount:
Principal (A)	$287,500	$287,500
Unamortized debt discount and issuance costs (A)	7,463	7,737
Net carrying amount	$280,037	$279,763
Carrying amount of the equity component (B)	$—	$—

(A) Included in the condensed consolidated balance sheets within Long-Term Debt.
(B) There is currently no equity portion.

During both the three months ended June 30, 2020 and 2019, the Company recognized approximately $0.1 million of amortization of debt discount and issuance costs prior to capitalization of interest, and $2.7 million of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of income (loss). During both the six months ended June 30, 2020 and 2019, the Company recognized approximately $0.3 million of amortization of debt discount and issuance costs prior to capitalization of interest, and $5.3 million, of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of income (loss). The effective interest rate was 4.0%.

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 116,527 and 115,798 for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, incremental shares of 121,976 and 100,012, respectively, were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2, along with the impact of the Equity Units discussed above, accounted for under the treasury stock method.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2019 or the first six months of 2020. SJI does not intend to issue equity capital via the DRP during the remainder of 2020.

ADDITIONAL INVESTMENT BY SHAREHOLDER - SJG received a $9.5 million equity infusion from SJI during the three and six months ended June 30, 2020. There was no equity infusion during the three and six months ended June 30, 2019. Future equity contributions will occur on an as-needed basis.

5. FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with certain counterparties to support their risk management activities associated with hedging commodities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease.

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2020
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$7,267	$2,144
Restricted Investments	11,402	3,448
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,669	$5,592

	As of December 31, 2019
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$6,417	$2,678
Restricted Investments	21,964	4,073
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$28,381	$6,751

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at June 30, 2020 and December 31, 2019, which would be included in Level 1 of the fair value hierarchy (see Note 13).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable are recorded net of an allowance for credit losses. A summary of changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$23,533	$19,829
Provision for expected credit losses	9,715	14,578
Recoveries of accounts previously written off	319	562
Uncollectible accounts written off	(3,157)	(4,559)

Balance at end of period	$30,410	$30,410

SJG:
Balance at beginning of period	$14,902	$14,032
Provision for expected credit losses	1,608	3,472
Recoveries of accounts previously written off	159	291
Uncollectible accounts written off	(2,197)	(3,323)

Balance at end of period	$14,472	$14,472

As discussed in Note 8, as a result of a July 2, 2020 BPU Order, during the second quarter 2020, ETG and SJG deferred amounts of incremental costs related to the COVID-19 pandemic as regulatory assets. As of June 30, 2020, the amounts recorded within this regulatory asset related to the allowance for credit losses is approximately $9.0 million and $0.7 million for ETG and SJG, respectively, and are included in the provision for expected losses shown in the tables above.

NOTES RECEIVABLE-AFFILIATES - See Note 3.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $3.1 million and $3.7 million as of June 30, 2020 and December 31, 2019, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.4 million and $0.5 million as of June 30, 2020 and December 31, 2019, respectively. The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. In addition, as part of the EET/EEP programs, SJG provides funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans were $38.2 million and $33.5 million as of June 30, 2020 and December 31, 2019, respectively. On the condensed consolidated balance sheets of SJI and SJG, the current portion of EET/EEP loans receivable totaled $5.3 million and $4.6 million and is reflected in Accounts Receivable as of June 30, 2020 and December 31, 2019, respectively, and the non-current portion totaled $32.9 million and $28.9 million and is reflected in Contract Receivables as of June 30, 2020 and December 31, 2019, respectively. Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized. There have been no impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at June 30, 2020 and December 31, 2019, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of June 30, 2020, SJI had approximately $10.5 million, or 24.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at June 30, 2020 and December 31, 2019, except as noted below.
•For Long-Term Debt, in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

•The estimated fair values of SJI's long-term debt (which includes SJG and all consolidated subsidiaries), including current maturities, as of both June 30, 2020 and December 31, 2019, were $2.73 billion.  The carrying amounts of SJI's long-term debt, including current maturities, as of June 30, 2020 and December 31, 2019, were $2.68 billion and $2.54 billion, respectively. SJI's carrying amounts as of June 30, 2020 are net of unamortized debt issuance costs of $29.3 million and unamortized debt discounts of $5.3 million. SJI's carrying amounts as of December 31, 2019 are net of unamortized debt issuance costs of $25.5 million and unamortized debt discounts of $5.3 million.

•The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2020 and December 31, 2019, were $982.9 million and $915.2 million, respectively. The carrying amounts of SJG's long-term debt, including current maturities, as of June 30, 2020 and December 31, 2019, were $962.4 million and $965.1 million, respectively. The carrying amounts as of June 30, 2020 and December 31, 2019 are net of unamortized debt issuance costs of $8.9 million and $6.3 million, respectively.

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at June 30, 2020 and December 31, 2019.

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
•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland. As discussed in Note 1, on July 31, 2020, SJI sold ELK to a third-party buyer.
•Wholesale energy operations include the activities of SJRG and SJEX.

•Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.
•On-site energy production consists of MTF and ACB, which as discussed in Note 1, were sold on February 18, 2020. This segment also includes other energy-related projects, including three legacy solar projects, one of which was sold during the three months ended March 31, 2020 as discussed in Note 1. Also included in this segment are the activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020 as discussed in Note 1. As of June 30, 2020, on-site energy production also includes newly acquired entities which own and operate solar-generation sites located in New Jersey. See Note 17.
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

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG, ETG and ELK. SJI groups its nonutility operations into separate categories: Energy Group, Energy Services, Midstream and Corporate & Services. Energy Group includes wholesale energy and retail electric operations. Energy Services includes on-site energy production and appliance service operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). The results for AEP are included in the Corporate & Services segment from the acquired date of August 31, 2019. Further, the results and balances for On-Site Energy Production are impacted by the sales of solar assets and the sale of MTF and ACB (see Note 1). The identifiable assets balance for On-Site Energy Production as of June 30, 2020 is also impacted by the newly acquired entities, which closed on June 30, 2020 (see Note 17).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$87,182	$62,268	$327,876	$334,466
ETG Utility Operations	57,843	44,854	202,000	185,028
ELK Utility Operations	1,389	944	4,507	4,318
Subtotal SJI Utilities	146,414	108,066	534,383	523,812
Energy Group:
Wholesale Energy Operations	101,526	126,483	229,970	316,490
Retail Electric Operations	9,957	20,531	22,182	43,222
Subtotal Energy Group	111,483	147,014	252,152	359,712
Energy Services:
On-Site Energy Production	2,154	14,788	9,142	26,118
Appliance Service Operations	505	484	994	1,015
Subtotal Energy Services	2,659	15,272	10,136	27,133
Corporate and Services	12,918	11,815	26,628	21,186
Subtotal	273,474	282,167	823,299	931,843
Intersegment Sales	(13,510)	(15,233)	(29,223)	(27,611)
Total Operating Revenues	$259,964	$266,934	$794,076	$904,232

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Income:
SJI Utilities:
SJG Utility Operations	$9,732	$10,215	$114,377	$108,560
ETG Utility Operations	6,375	2,051	60,437	46,200
ELK Utility Operations	212	(32)	747	598
Subtotal SJI Utilities	16,319	12,234	175,561	155,358
Energy Group:
Wholesale Energy Operations	6,092	(2,386)	13,504	(4,892)
Retail Electric Operations	(449)	(2,313)	(1,670)	(3,969)
Subtotal Energy Group	5,643	(4,699)	11,834	(8,861)
Energy Services:
On-Site Energy Production	(2,016)	1,343	(2,312)	1,461
Appliance Service Operations	457	421	896	1,016
Subtotal Energy Services	(1,559)	1,764	(1,416)	2,477
Corporate and Services	(212)	(433)	(26)	(5,555)
Total Operating Income	$20,191	$8,866	$185,953	$143,419

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$25,395	$23,083	$50,454	$45,785
ETG Utility Operations	10,528	6,813	19,979	13,471
ELK Utility Operations	169	113	302	225
Subtotal SJI Utilities	36,092	30,009	70,735	59,481
Energy Group:
Wholesale Energy Operations	14	25	30	48
Subtotal Energy Group	14	25	30	48
Energy Services:
On-Site Energy Production	3	1,256	6	2,508
Subtotal Energy Services	3	1,256	6	2,508
Corporate and Services	1,197	1,754	2,437	2,998
Total Depreciation and Amortization	$37,306	$33,044	$73,208	$65,035

Interest Charges:
SJI Utilities:
SJG Utility Operations	$8,019	$7,896	$15,561	$15,744
ETG Utility Operations	7,778	6,620	14,923	12,941
ELK Utility Operations	7	5	19	11
Subtotal SJI Utilities	15,804	14,521	30,503	28,696
On-Site Energy Production	1,095	2,138	2,697	4,423
Midstream	580	555	1,160	1,099
Corporate and Services	12,955	14,659	30,842	30,063
Subtotal	30,434	31,873	65,202	64,281
Intersegment Borrowings	(1,845)	(3,439)	(4,077)	(7,194)
Total Interest Charges	$28,589	$28,434	$61,125	$57,087

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income Taxes:
SJI Utilities:
SJG Utility Operations	$1,219	$671	$26,450	$24,368
ETG Utility Operations	(277)	(809)	10,344	6,093
ELK Utility Operations	54	(9)	190	154
Subtotal SJI Utilities	996	(147)	36,984	30,615
Energy Group:
Wholesale Energy Operations	1,719	(481)	3,725	(958)
Retail Electric Operations	(42)	(569)	(245)	(818)
Subtotal Energy Group	1,677	(1,050)	3,480	(1,776)
Energy Services:
On-Site Energy Production	(755)	121	294	(357)
Appliance Service Operations	178	136	345	303
Subtotal Energy Services	(577)	257	639	(54)
Midstream	(87)	(33)	(116)	(65)
Corporate and Services	(2,187)	(3,673)	(7,795)	(8,417)
Total Income Taxes	$(178)	$(4,646)	$33,192	$20,303

Property Additions:
SJI Utilities:
SJG Utility Operations	$49,989	$67,257	$107,959	$122,562
ETG Utility Operations	55,112	53,938	104,126	91,962
ELK Utility Operations	208	983	859	1,628
Subtotal SJI Utilities	105,309	122,178	212,944	216,152
Energy Services:
On-Site Energy Production	2,832	141	2,885	164
Subtotal Energy Services	2,832	141	2,885	164
Midstream	41	7	86	19
Corporate and Services	700	1	1,361	586
Total Property Additions	$108,882	$122,327	$217,276	$216,921

	June 30, 2020	December 31, 2019
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,347,900	$3,348,555
ETG Utility Operations	2,451,923	2,458,846
ELK Utility Operations	21,137	21,723
Subtotal SJI Utilities	5,820,960	5,829,124
Energy Group:
Wholesale Energy Operations	148,869	195,576
Retail Electric Operations	23,545	30,351
Subtotal Energy Group	172,414	225,927
Energy Services:
On-Site Energy Production	48,924	154,021
Appliance Service Operations	61	—
Subtotal Energy Services	48,985	154,021
Midstream	88,078	83,517
Discontinued Operations	1,737	1,766
Corporate and Services	182,348	403,170
Intersegment Assets	(97,568)	(332,185)
Total Identifiable Assets	$6,216,954	$6,365,340

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

SJG:

Rate Case - In March 2020, SJG filed a petition with the BPU requesting a base rate revenue increase to recognize the infrastructure investments made to maintain the safety and reliability of its natural gas system since the approval of its previous base rate case proceeding in October 2017. In May 2020, SJG filed to request a base revenue increase of $75.7 million, reflecting an overall rate of return of 7.4%, based on an update to long-term debt costs, a return on equity of 10.4% and common equity component of 54.2%. This matter is currently pending with the BPU.

In the first quarter of 2020, the final rates were approved by the BPU on SJG's 2019-2020 annual BGSS, CIP and SBC/TIC filings. All were approved as requested. The BGSS and CIP approvals do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or previous over/under recoveries from ratepayers associated with each respective mechanism.

In April 2020, SJG submitted its annual filing, pursuant to the October 2016 BPU approval of the AIRP II, seeking a base rate adjustment to increase annual revenues by approximately $6.5 million to reflect the roll-in of approximately $59.5 million of AIRP II investments placed in service during July 1, 2019 through June 30, 2020. The matter is currently pending BPU approval.

In April 2020, SJG submitted its annual filing, pursuant to the May 2018 BPU approval of the SHARP II, seeking a base rate adjustment to increase annual revenues by approximately $3.8 million to reflect the roll-in of approximately $34.2 million of SHARP II investments placed in service during July 1, 2019 through June 30, 2020. The matter is currently pending BPU approval.

In May 2020, the BPU issued an Order resolving SJG’s 2019 Compliance Filing and 2019 Tax Act Rider petition, with a revised Rider H credit rate effective June 1, 2020. The terms of settlement include the following:
•The “Unprotected” EDIT balance of approximately $44.7 million will be refunded to customers over a 5 year period through the approved rider;
•The net “Protected” EDIT regulatory liability of $149.4 million (regulatory liability of $181.0 million partially offset by a regulatory asset of $31.6 million) will be refunded to customers through a proposed base rate adjustment in SJG’s next base rate case.

In June 2020, SJG submitted its annual Tax Act Rider filing, requesting a rate adjustment to refund approximately $14.9 million related to SJG’s excess deferred income taxes, resulting from the change in the Federal corporate tax rate from 35% to 21% associated with Tax Reform. The matter is currently pending BPU approval.

In June 2020, SJG submitted its annual 2020-2021 BGSS and CIP filings, requesting a $39.2 million decrease in gas costs recoveries related to its BGSS and a $27.4 million increase in revenue related to its CIP, resulting in a net revenue decrease of $11.8 million. In its annual BGSS filing, SJG is seeking recovery of gas costs related to a previous pricing dispute with a third party supplier on two long-term gas supply contracts, with recovery occurring over a two-year period (see Note 8). In addition, the requested decrease in gas costs recoveries includes the return of the refund received from a third party gas supplier (see Note 1). These matters are currently pending BPU approval. Additionally, SJG issued a one-time BGSS bill credit in May 2020 of approximately $0.8 million, plus interest, sales tax and public utility assessments.

In June 2020, SJG filed its annual EET rate adjustment petition, requesting a $5.9 million increase in revenues to continue recovering the costs of, and the allowed return on, investments associated with its EEPs. The matter is currently pending BPU approval.

In June 2020, SJG filed its annual USF petition, along with the State’s other electric and gas utilities. The proposed revenue decrease for SJG is approximately $0.3 million. The matter is currently pending BPU approval.

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

In April 2020, ETG submitted its annual filing, pursuant to the June 2019 BPU approval of the IIP, seeking a rider rate to increase annual revenues by approximately $6.5 million to reflect the roll-in of approximately $60.0 million of IIP investments placed in service during July 1, 2019 through June 30, 2020. The matter is currently pending BPU approval.

In June 2020, ETG submitted its annual BGSS filing, requesting a $15.5 million decrease in gas cost recoveries. with an effective date of October 1, 2020. The matter is currently pending BPU approval.

In June 2020, ETG along with the other New Jersey gas utilities filed jointly for a statewide USF rate decrease and a statewide Lifeline rate increase with effective dates of October 1, 2020 resulting in a reduction in the combined rates. The proposed revenue decrease for ETG is approximately $0.3 million. The matter is currently pending BPU approval.

ELK:

As discussed in Note 1, in December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer. This transaction was approved by the MPSC on June 29, 2020. This transaction closed on July 31, 2020 (see Note 20).

8. REGULATORY ASSETS AND REGULATORY LIABILITIES:

Except as described below, there have been no significant changes to the nature or balances of the Utilities' regulatory assets and liabilities since December 31, 2019, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

The Utilities' Regulatory Assets as of June 30, 2020 and December 31, 2019 consisted of the following items (in thousands):

	June 30, 2020
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$159,619	$10,211	$—	$169,830
Liability for Future Expenditures	108,979	90,603	—	199,582
Insurance Recovery Receivables	—	(13,615)	—	(13,615)
Deferred ARO Costs	39,335	14,360	—	53,695
Deferred Pension Costs - Unrecognized Prior Service Cost	—	35,751	—	35,751
Deferred Pension and Other Postretirement Benefit Costs	72,010	1,825	—	73,835
Deferred Gas Costs - Net	17,732	—	84	17,816
CIP Receivable	21,638	—	—	21,638
SBC Receivable	1,660	—	—	1,660
Deferred Interest Rate Contracts	11,407	—	—	11,407
EET	13,615	—	—	13,615
Pipeline Supplier Service Charges	477	—	—	477
Pipeline Integrity Cost	5,959	—	—	5,959
AFUDC - Equity Related Deferrals	11,204	—	—	11,204
WNC	—	5,535	154	5,689
Other Regulatory Assets	21,719	18,507	—	40,226

Total Regulatory Assets	$485,354	$163,177	$238	$648,769

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$156,279	$16,955	$—	$173,234
Liability for Future Expenditures	131,262	101,083	—	232,345
Insurance Recovery Receivables	—	(20,423)	—	(20,423)
Deferred ARO Costs	36,515	18,108	—	54,623
Deferred Pension Costs - Unrecognized Prior Service Cost	—	37,378	—	37,378
Deferred Pension and Other Postretirement Benefit Costs	72,010	1,825	—	73,835
Deferred Gas Costs - Net	49,469	5,301	293	55,063
SBC Receivable	1,478	—	—	1,478
Deferred Interest Rate Contracts	7,856	—	—	7,856
EET	12,877	—	—	12,877
Pipeline Supplier Service Charges	525	—	—	525
Pipeline Integrity Cost	6,516	—	—	6,516
AFUDC - Equity Related Deferrals	10,712	—	—	10,712
WNC	—	—	231	231
Other Regulatory Assets	10,678	9,004	—	19,682

Total Regulatory Assets	$496,177	$169,231	$524	$665,932

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

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's BGSS clause. Net under-collected gas costs are classified as a regulatory asset and net over-collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (see Note 12). SJG's balance as of both June 30, 2020 and December 31, 2019 also includes $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract. We believe that the amount paid by SJG to the third party supplier to settle the pricing dispute reflects a gas cost that ultimately will be recovered from SJG's customers through adjusted rates through the BGSS clause. The BGSS regulatory assets of SJI and SJG decreased from December 31, 2019 to June 30, 2020, primarily due to recoveries from customers exceeding the actual gas commodity costs, changes in valuations of hedged natural gas positions from prior periods and refunds from a third party gas supplier (see Note 1).

DEFERRED ARO COSTS - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation. Corresponding changes are made to the ARO liability, thus having no impact on earnings.

CIP RECEIVABLE - The CIP tracking mechanism at SJG adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the first six months of 2020, resulting in a regulatory asset at June 30, 2020 as compared to a regulatory liability at December 31, 2019. This is primarily the result of warmer than normal weather experienced in the region during the winter months.

WNC - The tariffs for ETG include a weather normalization clause that reduces customer bills when weather is colder than normal and increases customer bills when weather is warmer than normal. The overall change in ETG's weather normalization from a regulatory liability at December 31, 2019 to a regulatory asset at June 30, 2020 was due to timing of collections from customers and warmer than normal weather during the winter months.

OTHER REGULATORY ASSETS - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates. Included in Other Regulatory Assets for SJG is the impact of the ERIP on SJG employees, see Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019. The increase in Other Regulatory Assets for SJG is primarily due to a $10.1 million reclassification of costs from Utility Plant to Regulatory Assets on the condensed consolidated balance sheet related to a previous project to re-power the former BL England facility with natural gas. RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. As of March 2020, SJG had determined that the project under construction will be abandoned. SJG requested that the project costs spent to date be recovered as a regulatory asset within its March 2020 rate case petition filed with the BPU. The matter is currently pending with the BPU.

On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company will be required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. During the second quarter 2020, ETG and SJG deferred $9.0 million and $0.7 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery.

The Utilities Regulatory Liabilities as of June 30, 2020 and December 31, 2019 consisted of the following items (in thousands):

	June 30, 2020
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$13,853	$38,847	$—	$52,700
Excess Deferred Taxes	241,376	115,791	—	357,167
Deferred Revenues - Net	—	15,205	—	15,205
Amounts to be Refunded to Customers	—	8,500	—	8,500
Other Regulatory Liabilities	—	576	—	576

Total Regulatory Liabilities	$255,229	$178,919	$—	$434,148

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$16,333	$36,343	$—	$52,676
Excess Deferred Taxes	251,355	117,695	—	369,050
Deferred Revenues - Net	—	52	—	52
CIP Payable	6,794	—	—	6,794
WNC	—	2,684	—	2,684
Amounts to be Refunded to Customers	—	10,625	—	10,625
Other Regulatory Liabilities	—	1,037	—	1,037

Total Regulatory Liabilities	$274,482	$168,436	$—	$442,918

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in this liability from December 31, 2019 to June 30, 2020 is related to excess tax amounts returned to customers through customer billings. The Unprotected amount of excess deferred taxes will be returned to customers over a five year period. The determination of the treatment for the remaining amount of excess deferred taxes will be deferred until SJG's next base rate case as approved by the BPU (see Note 7).

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through ETG's bill credit. Net under-collected gas costs are classified as a regulatory asset and net over-collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The regulatory liability as of June 30, 2019 is a result of over-collection and refunds from a third party gas supplier (see Note 1).

9. PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2020 and 2019, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service Cost	$1,688	$1,081	$3,375	$2,800
Interest Cost	3,763	4,435	7,526	8,664
Expected Return on Plan Assets	(5,452)	(4,942)	(10,904)	(10,135)
Amortizations:
Prior Service Cost	26	27	53	53
Actuarial Loss	2,715	2,360	5,430	4,797
Net Periodic Benefit Cost	2,740	2,961	5,480	6,179
Capitalized Benefit Cost	(517)	(374)	(1,061)	(968)
Deferred Benefit Cost	(408)	(653)	(816)	(1,194)
Total Net Periodic Benefit Expense	$1,815	$1,934	$3,603	$4,017

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service Cost	$165	$37	$329	$271
Interest Cost	608	806	1,216	1,434
Expected Return on Plan Assets	(1,346)	(1,133)	(2,691)	(2,282)
Amortizations:
Prior Service Cost	(144)	(145)	(288)	(288)
Actuarial Loss	193	321	385	584
Net Periodic Benefit Cost	(524)	(114)	(1,049)	(281)
Capitalized Benefit Cost	(106)	(99)	(214)	(155)
Deferred Benefit Cost	396	119	792	235
Total Net Periodic Benefit Expense	$(234)	$(94)	$(471)	$(201)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $1.9 million and $2.1 million of the totals presented in the table above for the three months ended June 30, 2020 and 2019, respectively and $3.7 million and $4.4 million of the totals presented in the table above for the six months ended June 30, 2020 and 2019, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 7.25%.

For the three months ended June 30, 2020 and 2019, the Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was $(0.7) million and $(0.1) million, respectively, of the totals presented in the table above, and, for the six months ended June 30, 2020 and 2019, $(1.4) million and $(0.2) million, respectively, of the totals presented in the table above. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 6.75%.

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

No contributions were made to the pension plans by either SJI or SJG during the six months ended June 30, 2020 or 2019. SJI and SJG do not expect to make any contributions to the pension plans during the remainder of 2020; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded SERP are expected to be approximately $3.7 million in 2020.

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

10. LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of June 30, 2020 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$28,000	(A)	$472,000	August 2022
Term Loan Credit Agreement	150,000	150,000		—	March 2021

Total SJI	650,000	178,000		472,000

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	161,300	(B)	38,700	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2020 (D)

Total SJG	210,000	161,300		48,700

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	124,900	(C)	75,100	April 2022

Total	$1,060,000	$464,200		$595,800

(A) Includes letters of credit outstanding in the amount of $9.6 million, which is used to enable SJE to market retail electricity as well as for various construction and operating activities.
(B) Includes letters of credit outstanding in the amount of $0.8 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.
(C) Includes letters of credit outstanding in the amount of $1.0 million, which supports ETG's construction activity.
(D) SJG intends to renew this facility prior to expiration.

For SJI, the $464.2 million of usage in the table above, less the letters of credit noted in (A)-(C) above, equal the $452.8 million recorded as Notes Payable on the condensed consolidated balance sheets as of June 30, 2020. For SJG, the $161.3 million of usage in the table above, less the letters of credit noted in (B) above, equal the $160.5 million recorded as Notes Payable on the condensed balance sheets as of June 30, 2020.

On March 26, 2020, SJI entered into an unsecured $150.0 million term loan agreement, which bears interest at variable rates. The maturity date of the term loan is March 25, 2021, and the loan is recorded in Notes Payable on the condensed consolidated balance sheets as of June 30, 2020. The proceeds of the loan were used for general corporate purposes.

See Note 14 for information related to amounts previously outstanding under revolving credit facilities and short-term loan arrangements.

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

SJIU and ETG (as Borrowers) have a $200.0 million revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million, in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, the Borrowers may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJIU and ETG were in compliance with this covenant at June 30, 2020.

The Utilities' (including SJG) facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of June 30, 2020. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG, ETG, and SJIU), which changes daily, was 1.27% and 3.45% at June 30, 2020 and 2019, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 0.74% and 2.60% at June 30, 2020 and 2019, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG, ETG, and SJIU), not including letters of credit, during the six months ended June 30, 2020 and 2019 were $595.3 million and $347.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2020 and 2019 were $872.2 million and $687.2 million, respectively.

SJG's average borrowings outstanding under its credit facilities during the six months ended June 30, 2020 and 2019 were $146.3 million and $72.5 million, respectively. The maximum amounts outstanding under its credit facilities during the six months ended June 30, 2020 and 2019 were $171.7 million and $108.0 million, respectively.

The SJI and the Utilities' (including SJG) principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the SJG bank facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with these covenants as of June 30, 2020.

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

11. COMMITMENTS AND CONTINGENCIES:

GUARANTEES — As of June 30, 2020, SJI had issued $10.2 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC-approved tariffs. SJG and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $7.8 million and $4.8 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.6 million per month. SJRG has also committed to purchase 731,250 dts/d of natural gas, from various suppliers, for terms ranging from 5 to 11 years at index-based prices.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 45% and 58% of SJI's and SJG's workforce at June 30, 2020, respectively. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2020.

STANDBY LETTERS OF CREDIT — See Note 10. In addition, SJG has provided $25.1 million of letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.

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

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $4.0 million and $3.1 million related to all claims in the aggregate as of June 30, 2020 and December 31, 2019, respectively, of which SJG has accrued approximately $1.0 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	78.9	10.2
Expected future sales of natural gas (in MMdts)	84.0	0.4
Expected future purchases of electricity (in MMmWh)	0.2
Expected future sales of electricity (in MMmWh)	0.2

Basis and Index related net purchase (sale) contracts (in MMdts)	94.1	2.5

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income (loss) for SJI. These unrealized pre-tax (losses) were $(1.3) million and $(0.1) million for the three months ended June 30, 2020 and 2019, respectively, and $(1.6) million and $(12.2) million for the six months ended June 30, 2020 and 2019, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of June 30, 2020 and December 31, 2019, SJI had $(0.2) million and $(4.0) million, respectively, and SJG had $2.2 million and $2.1 million, respectively, of unrealized gains (losses) included in its BGSS related to energy-related commodity contracts.

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

As of June 30, 2020, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

The unrealized gains and losses on interest rate derivatives that are not designated as cash flow hedges are included in Interest Charges in the condensed consolidated statements of income (loss). However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and, therefore, these unrealized losses have been included in Other Regulatory Assets in the condensed consolidated balance sheets.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$31,925	$25,963	$52,892	$41,965
Derivatives - Energy Related - Non-Current	11,486	5,305	7,243	8,206
Interest rate contracts:
Derivatives - Other - Current	—	2,101	—	1,155
Derivatives - Other - Noncurrent	—	18,491	—	11,505
Total derivatives not designated as hedging instruments under GAAP	$43,411	$51,860	$60,135	$62,831

Total Derivatives	$43,411	$51,860	$60,135	$62,831

SJG:
Derivatives not designated as hedging instruments under GAAP	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$4,699	$2,651	$16,904	$14,671
Derivatives – Energy Related – Non-Current	143	—	5	95
Interest rate contracts:
Derivatives – Other - Current	—	732	—	488
Derivatives – Other - Noncurrent	—	10,675	—	7,368
Total derivatives not designated as hedging instruments under GAAP	$4,842	$14,058	$16,909	$22,622

Total Derivatives	$4,842	$14,058	$16,909	$22,622

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets. Information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2020
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$43,411	$—	$43,411	$(23,219)	(A)	$—	$20,192
Derivatives - Energy Related Liabilities	$(31,268)	$—	$(31,268)	$23,219	(B)	$4,297	$(3,752)
Derivatives - Other	$(20,592)	$—	$(20,592)	$—		$—	$(20,592)
SJG:
Derivatives - Energy Related Assets	$4,842	$—	$4,842	$(369)	(A)	$—	$4,473
Derivatives - Energy Related Liabilities	$(2,651)	$—	$(2,651)	$369	(B)	$2,085	$(197)
Derivatives - Other	$(11,407)	$—	$(11,407)	$—		$—	$(11,407)

As of December 31, 2019
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$60,135	$—	$60,135	$(32,185)	(A)	$—	$27,950
Derivatives - Energy Related Liabilities	$(50,171)	$—	$(50,171)	$32,185	(B)	$12,878	$(5,108)
Derivatives - Other	$(12,660)	$—	$(12,660)	$—		$—	$(12,660)
SJG:
Derivatives - Energy Related Assets	$16,909	$—	$16,909	$(11,860)	(A)	$—	$5,049
Derivatives - Energy Related Liabilities	$(14,766)	$—	$(14,766)	$11,860	(B)	$2,706	$(200)
Derivatives - Other	$(7,856)	$—	$(7,856)	$—		$—	$(7,856)

(A) The balances at June 30, 2020 and December 31, 2019 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2020 and December 31, 2019 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2020	2019	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(24)	$(24)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	(24)	(24)

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2020	2019	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Losses on energy-related commodity contracts (a)	$(1,285)	$(143)	$(1,561)	$(12,203)
Losses on interest rate contracts (b)	(336)	(1,745)	(4,382)	(2,835)

Total	$(1,621)	$(1,888)	$(5,943)	$(15,038)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2020, is approximately $0.3 million. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2020, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.2 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2020	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$40	$40	$—	$—
Derivatives – Energy Related Assets (B)	43,411	10,868	15,591	16,952
	$43,451	$10,908	$15,591	$16,952
SJG:
Assets
Derivatives – Energy Related Assets (B)	$4,842	$369	$107	$4,366
	$4,842	$369	$107	$4,366
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,268	$15,004	$11,563	$4,701
Derivatives – Other (C)	20,592	—	20,592	—
	$51,860	$15,004	$32,155	$4,701
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,651	$2,454	$196	$1
Derivatives – Other (C)	11,407	—	11,407	—
	$14,058	$2,454	$11,603	$1

As of December 31, 2019	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$40	$40	$—	$—
Derivatives – Energy Related Assets (B)	60,135	16,931	17,841	25,363
	$60,175	$16,971	$17,841	$25,363
SJG:
Assets
Derivatives – Energy Related Assets (B)	$16,909	$11,860	$—	$5,049
	$16,909	$11,860	$—	$5,049

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$50,171	$34,446	$7,936	$7,789
Derivatives – Other (C)	12,660	—	12,660	—
	$62,831	$34,446	$20,596	$7,789
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$14,766	$14,565	$187	$14
Derivatives – Other (C)	7,856	—	7,856	—
	$22,622	$14,565	$8,043	$14

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at June 30, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$15,279	$2,953	Discounted Cash Flow	Forward price (per dt)	$1.27 - $6.47 [$2.74]	(A)
Forward Contract - Electric	$1,673	$1,748	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.34% - 100.00% [58.15%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.66% [41.85%]	(B)

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$21,645	$4,333	Discounted Cash Flow	Forward price (per dt)	$1.57 - $7.28 [$2.38]	(A)
Forward Contract - Electric	$3,718	$3,456	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [55.46%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [44.54%]	(B)

SJG:

Type	Fair Value at June 30, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$4,366	$1	Discounted Cash Flow	Forward price (per dt)	$1.34 - $4.98 [$3.72]	(A)

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,049	$14	Discounted Cash Flow	Forward price (per dt)	$1.85 - $3.61 [$3.02]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$18,979	$17,574
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,386)	7,017
Settlements	(4,342)	(12,340)

Balance at end of period	$12,251	$12,251

SJG:
Balance at beginning of period	$4,806	$5,035
Other Changes in Fair Value from Continuing and New Contracts, Net	(441)	4,365
Settlements	—	(5,035)

Balance at end of period	$4,365	$4,365

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$8,277	$16,061
Other Changes in Fair Value from Continuing and New Contracts, Net	6,553	4,285
Settlements	(4,870)	(10,386)

Balance at end of period	$9,960	$9,960

SJG:
Balance at beginning of period	$1,706	$4,928
Other Changes in Fair Value from Continuing and New Contracts, Net	2	1,708
Settlements	—	(4,928)

Balance at end of period	$1,708	$1,708

14. LONG-TERM DEBT:

SJI and SJG had the following long-term debt-related activity during the six months ended June 30, 2020:

On April 3, 2020, SJI entered into an unsecured $200.0 million term loan credit agreement, which bears interest at variable rates. The maturity of the term loan is October 31, 2021. Proceeds from the debt were used to pay off the following:

•$50.0 million outstanding on the SJI revolving credit facility, which was previously recorded in Notes Payable on the condensed consolidated balance sheets.
•$100.0 million SJI Term Loan, which was previously recorded in Notes Payable on the condensed consolidated balance sheets and due to mature in September 2020.
•$50.0 million SJI variable rate note, which was previously recorded in Current Portion of Long-Term Debt on the condensed consolidated balance sheets.

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

On April 26, 2020, SJG used proceeds from Tranche A and B discussed above to pay off $400.0 million principal amount outstanding on its term loan credit agreement, which was previously recorded in Current Portion of Long-Term Debt on the condensed consolidated balance sheets.

On May 27, 2020, SJI entered into a Note Purchase Agreement which provides for the Company to issue an aggregate of $200.0 million of senior unsecured notes in two tranches, as follows: (a) Senior Notes, Series 2020A due July 30, 2027, in the aggregate principal amount of $75.0 million (the "Series 2020A Notes"); and (b) Senior Notes, Series 2020B due July 30, 2030, in the aggregate principal amount of $125.0 million (the "Series 2020B Notes"). The Company issued the Notes on July 30, 2020 (see Note 20). The Series 2020A Notes will bear interest at 3.71% and the Series 2020B Notes will bear interest at 3.91%. The proceeds from this issuance were used to pay off the unsecured $200.0 million term loan credit agreement issued in April 2020, which was paid off on July 31, 2020 (see Note 20).

15. ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's AOCL for the three and six months ended June 30, 2020 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at April 1, 2020	$(32,124)	$(319)	$(10)	$(97)	$(32,550)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL	—	8	—	—	8
Net current period other comprehensive income	—	8	—	—	8
Balance at June 30, 2020	$(32,124)	$(311)	$(10)	$(97)	$(32,542)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2020	$(32,124)	$(327)	$(10)	$(97)	$(32,558)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL	—	16	—	—	16
Net current period other comprehensive income	—	16	—	—	16
Balance at June 30, 2020	$(32,124)	$(311)	$(10)	$(97)	$(32,542)

(A) The affected line item for these reclassifications from AOCL into the condensed consolidated statements of income (loss) is Interest Charges. These amounts are net of tax of $(4) and $(8) for the three and six months ended June 30, 2020, respectively, for which the affected line item in the condensed consolidated statements of income (loss) is Income Taxes.

The following table summarizes the changes in SJG's AOCL for the three and six months ended June 30, 2020 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Total
Balance at April 1, 2020	$(27,454)	$(413)	$(27,867)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL	—	8	8
Net current period other comprehensive income	—	8	8
Balance at June 30, 2020	$(27,454)	$(405)	$(27,859)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Total
Balance at January 1, 2020	$(27,454)	$(421)	$(27,875)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL	—	16	16
Net current period other comprehensive income (loss)	—	16	16
Balance at June 30, 2020	$(27,454)	$(405)	$(27,859)

(A) The affected line item for these reclassifications from AOCL into the condensed statements of income (loss) is Interest Charges. These amounts are net of tax of $(4) and $(8) for the three and six months ended June 30, 2020, respectively, for which the affected line item in the condensed statements of income (loss) is Income Taxes.

16. REVENUE:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identify a performance obligation for each promise to transfer to a customer a distinct good or service.

Except as described below, along with the sale of MTF as noted in Note 1, there have been no significant changes to the nature of the Company's revenues since December 31, 2019, which are described in Note 19 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment (in thousands):

Three Months Ended June 30, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$58,964	$40,113	$566	$—	$—	$—	$505	$—	$100,148
Commercial & Industrial	24,057	20,606	700	119,852	5,654	2,154	—	(592)	172,431
OSS & Capacity Release	1,463	—	—	—	—	—	—	—	1,463
Other	453	122	97	—	—	—	—	—	672
	$84,937	$60,841	$1,363	$119,852	$5,654	$2,154	$505	$(592)	$274,714
Product Line:
Gas	$84,937	$60,841	$1,363	$119,852	$—	$—	$—	$(568)	$266,425
Electric	—	—	—	—	5,654	—	—	(379)	5,275
Solar	—	—	—	—	—	1,390	—	—	1,390
Landfills	—	—	—	—	—	764	—	—	764
Other	—	—	—	—	—	—	505	355	860
	$84,937	$60,841	$1,363	$119,852	$5,654	$2,154	$505	$(592)	$274,714

Six Months Ended June 30, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$201,772	$132,522	$2,102	$—	$—	$—	$994	$—	$337,390
Commercial & Industrial	65,892	57,754	2,359	258,847	12,648	9,142	—	(2,596)	404,046
OSS & Capacity Release	4,072	—	—	—	—	—	—	—	4,072
Other	1,010	3,971	180	—	—	—	—	—	5,161
	$272,746	$194,247	$4,641	$258,847	$12,648	$9,142	$994	$(2,596)	$750,669
Product Line:
Gas	$272,746	$194,247	$4,641	$258,847	$—	$—	$—	$(1,657)	$728,824
Electric	—	—	—	—	12,648	—	—	(1,662)	10,986
Solar	—	—	—	—	—	3,296	—	—	3,296
CHP	—	—	—	—	—	3,502	—	—	3,502
Landfills	—	—	—	—	—	2,344	—	—	2,344
Other	—	—	—	—	—	—	994	723	1,717
	$272,746	$194,247	$4,641	$258,847	$12,648	$9,142	$994	$(2,596)	$750,669

Three Months Ended June 30, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$28,679	$27,503	$207	$—	$2,953	$—	$484	$—	$59,826
Commercial & Industrial	15,503	16,065	482	111,794	12,419	14,788	—	(3,418)	167,633
OSS & Capacity Release	2,244	—	—	—	—	—	—	—	2,244
Other	571	1,527	39	—	—	—	—	—	2,137
	$46,997	$45,095	$728	$111,794	$15,372	$14,788	$484	$(3,418)	$231,840
Product Line:
Gas	$46,997	$45,095	$728	$111,794	$—	$—	$—	$(1,234)	$203,380
Electric	—	—	—	—	15,372	—	—	(2,184)	13,188
Solar	—	—	—	—	—	6,438	—	—	6,438
CHP	—	—	—	—	—	6,794	—	—	6,794
Landfills	—	—	—	—	—	1,556	—	—	1,556
Other	—	—	—	—	—	—	484	—	484
	$46,997	$45,095	$728	$111,794	$15,372	$14,788	$484	$(3,418)	$231,840

Six Months Ended June 30, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$213,633	$127,492	$1,961	—	$6,761	—	$1,015	—	$350,862
Commercial & Industrial	61,091	58,213	2,140	311,561	25,422	26,118	—	(6,425)	478,120
OSS & Capacity Release	4,014	—	—	—	—	—	—	—	4,014
Other	1,243	4,174	104	—	—	—	—	—	5,521
	$279,981	$189,879	$4,205	$311,561	$32,183	$26,118	$1,015	$(6,425)	$838,517
Product Line:
Gas	$279,981	$189,879	$4,205	$311,561	—	—	—	$(2,634)	$782,992
Electric	—	—	—	—	32,183	—	—	(3,791)	28,392
Solar	—	—	—	—	—	9,014	—	—	9,014
CHP	—	—	—	—	—	14,153	—	—	14,153
Landfills	—	—	—	—	—	2,951	—	—	2,951
Other	—	—	—	—	—	—	1,015	—	1,015
	$279,981	$189,879	$4,205	$311,561	$32,183	$26,118	$1,015	$(6,425)	$838,517

The SJG balance is a part of the SJG utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income (loss) that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK utility operating segments (including CIP, AIRP, SHARP, and WNC), (b) both utility and nonutility realized revenue from derivative contracts at the SJG and ETG utility, wholesale energy and retail electric operating segments, and (c) unrealized revenues from derivative contracts of the wholesale energy and retail electric operating segments (see Note 12).

The Company’s rate mechanisms that qualify as alternative revenue programs are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019. These mechanisms are subject to compliance filings on at least an annual basis, and the tariff rate adjustments are designed to occur over this compliance period. These rate mechanisms satisfy the criteria in ASC 980-605-25-4, as (a) each mechanism is established by order of the BPU for SJG and ETG, and the MPSC for ELK; (b) the amounts recoverable under each program are determined by tracking and are probable of recovery; and (c) the adjustments to tariff rates are designed to recover from or refund to customers within a 24 month period. For each individual rate reconciling mechanism, operating revenues are recognized when allowable costs are greater than the amounts billed in the current period and are reduced when allowable costs are less than amounts billed in the current period. Total revenues arising from alternative revenue programs at SJI were $(3.1) million and $8.8 million for the three months ended June 30, 2020 and 2019, respectively, and $44.6 million and $21.3 million for the six months ended June 30, 2020 and 2019, respectively. Total revenues arising from alternative revenue programs at SJG were $(0.2) million and $8.8 million for the three months ended June 30, 2020 and 2019, respectively, and $37.0 million and $26.0 million for the six months ended June 30, 2020 and 2019, respectively. The SJI and SJG amounts for revenues arising from alternative revenue programs were negative during the three months ended June 30, 2020 as a result of ETG's WNC program and SJG's CIP, AIRP, and SHARP programs being in a net over-collected position during the period, which caused a net reduction in operating revenues as allowable costs were less than amounts billed.

The following table provides information about SJI's and SJG's receivables (excluding SJG receivables from related parties) and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (A)	Unbilled Revenue (B)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2020	$253,661	$84,821
Ending balance as of June 30, 2020	231,434	16,148
Increase (Decrease)	$(22,227)	$(68,673)

Beginning balance as of January 1, 2019	$337,502	$79,538
Ending balance as of June 30, 2019	223,314	21,253
Increase (Decrease)	$(114,188)	$(58,285)

SJG:
Beginning balance as of January 1, 2020	$84,940	$45,016
Ending balance as of June 30, 2020	91,842	3,915
Increase (Decrease)	$6,902	$(41,101)

Beginning balance as of January 1, 2019	$101,572	$43,271
Ending balance as of June 30, 2019	90,190	8,415
Increase (Decrease)	$(11,382)	$(34,856)

(A) Included in Accounts Receivable in the condensed consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer. All of SJI's and SJG's Accounts Receivable arise from contracts with customers.

(B) Included in Unbilled Revenues in the condensed consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional.

17. BUSINESS COMBINATIONS:

There were no changes to the accounting policy with regards to business combinations described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

AEP Acquisition

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration, inclusive of certain working capital and other closing adjustments.

AEP does not have any regulated operations.

The Company has finalized its valuation of assets and liabilities in connection with the acquisition of AEP. There are no changes to the purchase price or the allocation disclosed in Note 20 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019. All assets and financial results of AEP are included in the Corporate & Services segment. The amount of revenues and net income included in the Company's condensed consolidated statement of income for the three and six months ended June 30, 2020 related to AEP is not material.

Solar Projects Acquisition

On June 30, 2020, the Company, through its wholly-owned subsidiary Marina, completed its acquisition of ESNJ-AL-Somerspoint LLC, ESNJ-AL-Hamiltonsquare LLC, and ESNJ-AL-Brownsmills LLC, which own and operate solar-generation sites located in New Jersey, for $2.8 million in total consideration. The total purchase price equaled the fair value of property, plant, and equipment that were acquired in the transaction. Costs related to this acquisition were not material. The purchase of these entities is in support of the New Jersey Energy Master Plan.

All assets and financial results of these entities are included in the On-Site Energy Production segment. There were no revenues or net income included in the Company's condensed consolidated statement of income for the three and six months ended June 30, 2020 related to these entities.

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

As a result of the COVID-19 pandemic and the resulting macroeconomic market conditions, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020. There were no impairments recorded as a result of this interim impairment test. During the second quarter of 2020, management did not identify any qualitative factors indicating that it was more likely than not that the fair value of the ETG reporting unit was less than its carrying amount. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

Total goodwill of $702.1 million was recorded on the condensed consolidated balance sheets as of both June 30, 2020 and December 31, 2019. As of both June 30, 2020 and December 31, 2019, $700.2 million was included in the ETG Utility Operations segment and $1.9 million was included in the Corporate & Services segment.

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships obtained in the acquisition of AEP (see Note 17), along with the AMA (see Note 1). The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years.

SJI's identifiable intangible assets were as follows (in thousands):

	As of June 30, 2020
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$2,400	$(133)	$2,267
AMA	19,200	(10,240)	8,960
Total	$21,600	$(10,373)	$11,227

	As of December 31, 2019
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$2,400	$(53)	$2,347
AMA	19,200	(7,680)	11,520
Total	$21,600	$(7,733)	$13,867

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the condensed consolidated balance sheets.

Total SJI amortization expense related to identifiable intangible assets was $1.3 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. No impairment charges were recorded on identifiable intangible assets during the three and six months ended June 30, 2020 or 2019.

As of June 30, 2020, SJI's estimated amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	SJI
2020 (remaining six months)	2,640
2021	5,280
2022	1,440
2023	160
2024	160

The decreases in estimated amortization expense in the table above are due to the AMA ceasing in March 2022 (see Note 1).

19. LEASES:

Except as described below, there have been no significant changes to the nature of the Company's leases since December 31, 2019, which are described in Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

SJI's and SJG's real estate leases, which are comprised primarily of office space and payment centers, represent approximately 89% and 56%, respectively, of operating lease liabilities and generally have a lease term between 5 and 15 years. The remaining operating leases primarily consist of fleet vehicles (SJI only), communication towers, and general office equipment, each with various lease terms ranging between 3 and 25 years. As of June 30, 2020, SJI does not have any contracts where it is considered the lessor (see "MTF" below).

As of both June 30, 2020 and December 31, 2019, SJI recognized right-of-use assets and lease liabilities of $1.9 million each for operating leases. The lease liability is comprised of approximately $1.7 million of real estate leases, $0.2 million of equipment leases and less than $0.1 million of fleet vehicle leases as of June 30, 2020, and $1.5 million of real estate leases, $0.3 million of equipment leases and $0.1 million of fleet vehicle leases as of December 31, 2019.

SJG recognized right-of-use assets and lease liabilities of $0.2 million each for operating leases as of June 30, 2020, and $0.3 million each for operating leases as of December 31, 2019. As of June 30, 2020, the lease liability is comprised of approximately $0.1 million of equipment leases and $0.1 million of real estate leases, and as of December 31, 2019, the lease liability is comprised of approximately $0.2 million of equipment leases and $0.1 million of real estate leases.

SJI and SJG recorded the right-of-use assets in Other Noncurrent Assets and the lease liabilities in Other Current and Noncurrent Liabilities (as shown in the table below) on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

The maturity of the Company’s operating lease liabilities is as follows (in thousands):

	As of June 30, 2020
	SJI Consolidated	SJG
2020 (excluding the six months ended June 30, 2020)	$515	$65
2021	534	39
2022	348	21
2023	190	19
2024	165	12
Thereafter	236	102
Total future minimum lease payments	1,988	258
Less imputed interest	109	29
Total lease payments	$1,879	$229
Included in the condensed consolidated balance sheet
Current lease liabilities (included in Other Current Liabilities)	$759	$80
Long-term lease liabilities (included in Other Noncurrent Liabilities)	1,120	149
Total lease liabilities	$1,879	$229

The total operating lease cost for SJI was $0.6 million and $1.1 million, respectively, during the three and six months ended June 30, 2020, and $0.8 million and $1.6 million during the three and six months ended June 30, 2019, respectively. The total operating lease cost for SJG was less than $0.1 million and approximately $0.1 million during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively.

Short-term lease costs were immaterial for both SJI and SJG. Neither SJI nor SJG had any sublease income during the three and six months ended June 30, 2020 and 2019.

Operating cash flows from operating leases for SJI were $0.4 million and $0.7 million during the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2019, respectively. Operating cash flows from operating leases for SJG were less than $0.1 million and approximately $0.1 million during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively.

Neither SJI nor SJG have leases with related parties or leverage lease arrangements. There are no leases that have not yet commenced but that create significant rights and obligations.

SJI had $0.2 million and $0.3 million of variable lease payments pertaining to leased back assets during the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.8 million during the three and six ended June 30, 2019, respectively.

Supplemental Non-Cash Disclosures

The weighted average remaining lease term for SJI's operating leases is 4.4 years at a weighted average discount rate of 3.1%.

The weighted average remaining lease term for SJG's operating leases is 8.4 years at a weighted average discount rate of 3.1%.

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

20. SUBSEQUENT EVENTS:

On July 30, 2020, SJI issued its Series 2020A Notes and Series 2020B Notes for an aggregate principal amount of $200.0 million. The proceeds from this issuance were used to pay off the unsecured $200.0 million term loan credit agreement issued in April 2020, which was paid off on July 31, 2020 (see Note 14).

On July 31, 2020, SJI, through its wholly-owned subsidiary SJIU, closed on its transaction to sell ELK to a third-party buyer. Total consideration received was approximately $15.6 million, inclusive of working capital and other closing adjustments.

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
These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk Factors” in this Quarterly Report, SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019 and in any other SEC filings made by SJI or SJG during 2019 and 2020 and prior to the filing of this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI and SJG undertake no obligation to revise or update any forward-looking statements, whether from new information, future events or otherwise, except required by law.

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

Our business operations continue to function effectively during the pandemic. We are continuously evaluating the global pandemic and are taking necessary steps to mitigate known risks. We continue to closely monitor developments related to the pandemic and will adjust our actions and operations as appropriate in order to continue to provide safe and reliable service to our customers and communities while keeping employees safe. The full impact on the businesses of SJI and SJG from the pandemic, including the regulatory responses, is unknown at this time and difficult to predict as the situation remains fluid. SJI and SJG provide critical and essential services to our customers and the health and safety of our employees and customers is our first priority. SJI and SJG considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were no material impacts on our results of operations for the three and six months ended June 30, 2020, as operations and delivery of product to our customers has not been materially impacted. To date, SJI has not experienced significant reductions in sales volumes across our businesses.

SJI has been actively addressing the COVID-19 pandemic and has established a task force comprised of members of management, with the mission of ensuring the safety of individuals (customers and employees), while continuing to perform our daily responsibilities in an efficient and safe manner. SJI is following the guidance from federal, state and local authorities to help safeguard the health, safety and well-being of its employees. To date, all of our employees are currently working. The task force identified which roles are essential (i.e. need to work in field/office to conduct daily activities) and non-essential (i.e. able to perform work from a remote location) and developed a plan for all employees in non-essential roles to work remotely from home while ensuring that the appropriate safety measures are in place for all employees in essential roles in the field/office. These plans remain in place, as all employees in non-essential roles continue to work remotely despite some states, including New Jersey, easing restrictions. For employees in essential roles, safety measures include additional personal protective equipment and adjusting shifts to reduce the number of workers in close contact. Given the additional safety measures in place, and the ability for employees in non-essential roles to work remotely, we have not had a material impact on our operations as a result of these human capital constraints, and we do not believe operations will be materially impacted going forward by human capital constraints.

In order to initiate the business continuity plan, the Company has incurred operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during the pandemic. SJI has incurred costs during the six months ended June 30, 2020 of $1.4 million, with $0.8 million being recorded as Property, Plant & Equipment on the condensed consolidated balance sheets, and the remaining $0.6 million recorded as Operations Expense on the condensed consolidated statements of income (loss). SJG has recorded $0.2 million of such costs, which are recorded as Property, Plant & Equipment on the condensed balance sheets. Going forward, we expect further expenses for the above mentioned items; however, we do not anticipate these expenses to be material.

The supply chain has not been materially impacted by COVID-19; this is because the Company has a large inventory of standard products such as pipe material. In addition, given that the products are considered essential products, factories are remaining open, therefore allowing materials to be replenished. The Company is actively managing the materials, supplies and contract services necessary for our operations, and does not expect a disruption to the Company's gas supply in the future.

Our infrastructure investment programs to replace and upgrade critical utility infrastructure continue to move forward. As a result of COVID-19, certain construction activity had been delayed due to some activity being ceased in accordance with directives from the Governor of New Jersey. Construction activity has since resumed given the directive from the Governor was lifted. Our infrastructure investment programs continue to move forward and we remain on track to achieve our capital spending projections in 2020; however, to the extent the pandemic worsens or a similar directive is put in place in the future for a long period of time, our capital projects could be significantly impacted.

We have considered the impact of COVID-19 on the liquidity position of the Company, and note that it has remained stable throughout this uncertain period, and SJI's and SJG's ability to borrow has not been impacted to date. Further, SJI and SJG have successfully paid off and refinanced debt, and raised equity through the ATM offering, during the second quarter of 2020. See Liquidity and Capital resources section for detailed description of borrowings entered into during the period.

As a result of the COVID-19 pandemic and the resulting macroeconomic market conditions, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020. There were no impairments recorded as a result of this interim impairment test. During the second quarter of 2020, management did not identify any qualitative factors indicating that it was more likely than not that the fair value of the ETG reporting unit was less than its carrying amount. See "Goodwill" below, along with Note 18 to the condensed consolidated financial statements.

We considered the impact the pandemic has had on operating revenues, noting that SJI and SJG have not seen a significant reduction in revenues as a result of the pandemic. This is due to gas and electricity being considered an essential service and continuing to be delivered timely to customers, and no delays or operational shutdowns taking place to date. Given the performance obligation is satisfied at delivery, which matches the time when the Company is able to invoice the customer, the Company is confident in being able to meet its future performance obligations. To the extent that the pandemic does impact our ability to deliver in the future, operating revenues could be impacted.

All accounts receivables arise from contracts with customers and are carried at the amount owed by customers. The provision for uncollectible accounts is established based on expected credit losses. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company will be required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. During the second quarter 2020, ETG and SJG deferred $9.0 million and $0.7 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery. (see Note 8 to the condensed consolidated financial statements). The Utilities have suspended disconnects for nonpayment by our customers, based on orders and requests from our various regulators; these suspensions will continue until further orders are received from our regulators.

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

Business Combinations - On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP. On June 30, 2020, SJI, through its wholly-owned subsidiary Marina, acquired ESNJ-AL-Somerspoint LLC, ESNJ-AL-Hamiltonsquare LLC, and ESNJ-AL-BrownsMills LLC, which own and operate solar-generation sites. See detailed discussions concerning these acquisitions and their impact on SJI, including the accounting for business combinations, in Note 17 to the condensed consolidated financial statements.

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

Impairment of Long-Lived Assets — Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the condensed consolidated statements of income (loss). Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.  SJI and SJG determine the fair values by using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, and include key inputs such as forecasted revenues, operating expenses and discount rates. No impairments were identified at either SJI or SJG for the three and six months ended June 30, 2020 or 2019, respectively. See Note 1 to the condensed consolidated financial statements.

Goodwill - See discussion on Goodwill in Note 18 to the condensed consolidated financial statements, along with Note 21 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2019.

As discussed in Note 18 to the condensed consolidated financial statements, SJI monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units. Subsequent to December 31, 2019, certain qualitative factors were present that required the Company to perform a quantitative assessment for goodwill impairment at March 31, 2020 related to the ETG reporting unit. The qualitative factors primarily included macroeconomic conditions related to COVID-19. No impairment was recorded as a result of this interim impairment test. During the second quarter of 2020, management did not identify any qualitative factors indicating that it was more likely than not that the fair value of the ETG reporting unit was less than its carrying amount.

In preparing the goodwill impairment tests as of March 31, 2020 and December 31, 2019, the fair value of the reporting unit was calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results capital expenditures, tax rates, and projected terminal values and assumptions related to discount and growth rates and implied market multiples for a selected group of peer companies. Based on the analysis, the fair value of the ETG reporting unit closely approached, but exceeded, its carrying amount. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

Evaluation of Equity Method Investments for Other-Than-Temporary Impairment - Our evaluation of impairment of equity method investments when conditions exist that could indicate that the fair value of the investment is less than book value includes key inputs that involve significant management judgments and estimates, including projections of the investment's cash flows, selection of a discount rate and probability weighting of potential outcomes of legal proceedings and other available options. Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal proceedings have not been impacted. However, the legal proceedings could have unfavorable outcomes, or there could be other future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. See detailed discussion in Note 3 to the condensed consolidated financial statements, along with Note 3 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

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

•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland. As discussed in Note 20 to the condensed consolidated financial statements, on July 31, 2020, SJI closed on its transaction to sell ELK to a third-party buyer.

•Wholesale energy operations include the activities of SJRG and SJEX.

•Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•On-site energy production consists of MTF and ACB, which as discussed in Note 1 to the condensed consolidated financial statements, were sold on February 18, 2020. This segment also includes other energy-related projects, including three legacy solar projects, one of which was sold during the three months ended March 31, 2020 as discussed in Note 1 to the condensed consolidated financial statements. Also included in this segment are the activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020 as discussed in Note 1 to the condensed consolidated financial statements. As of June 30, 2020, on-site energy production also includes ESNJ-AL-Somerspoint LLC, ESNJ-AL-Hamiltonsquare LLC, and ESNJ-AL-BrownsMills LLC, which are newly acquired entities which own and operate solar-generation sites located in New Jersey. See Note 17 to the condensed consolidated financial statements.

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

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG, ETG and ELK. SJI groups its nonutility operations into separate categories: Energy Group, Energy Services, Midstream and Corporate & Services. Energy Group includes wholesale energy and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended June 30, 2020 increased $10.8 million to a net loss of $2.6 million compared with the same period in 2019. SJI's income from continuing operations for the three months ended June 30, 2020 increased $10.7 million to a net loss of $2.6 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2020 increased $6.0 million to $4.7 million compared with the same period in 2019, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party supplier as discussed in Note 1 to the condensed consolidated financial statements. This was partially offset with the change in unrealized gains and losses on forward financial contracts due to price volatility.

•The income contribution from the gas utility operations at ETG for the three months ended June 30, 2020 increased $3.1 million to a loss of $0.8 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth and lower maintenance expenses. This was partially offset with higher operations and depreciation expenses.

•The income contribution from gas utility operations at SJG for the three months ended June 30, 2020 increased $1.7 million to $3.7 million compared with the same period in 2019, primarily due to customer growth and the roll-in to rates of infrastructure program investments. Also contributing was higher investment performance and higher AFUDC income. These were partially offset with increases in depreciation and maintenance expenses.

SJI's net income for the six months ended June 30, 2020 increased $26.2 million to $98.4 million compared with the same period in 2019. SJI's income from continuing operations for the six months ended June 30, 2020 increased $26.1 million to $98.5 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2020 increased $12.9 million to $10.1 million compared with the same period in 2019, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party supplier as discussed in Note 1 to the condensed consolidated financial statements. Also contributing to the increase was the change in unrealized gains and losses on forward financial contracts due to price volatility.

•The income contribution from the gas utility operations at ETG for the six months ended June 30, 2020 increased $9.0 million to $35.9 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth and lower maintenance expenses. This was partially offset with higher operations and depreciation expenses.

•The income contribution from gas utility operations at SJG for the six months ended June 30, 2020 increased $3.5 million to $74.2 million compared with the same period in 2019, primarily due to customer growth and the roll-in to rates of infrastructure program investments. SJG's utility margin increased from its CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These were partially offset with increases in depreciation and maintenance expenses, along with a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU as part of its recent rate case filing (see Note 7 to the condensed consolidated financial statements).

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

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; and (ii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (ii) of the definition of Economic Earnings, several items are excluded from Economic Earnings for the three and six months ended June 30, 2020 and 2019, consisting of the impact of pricing disputes with third parties, costs to acquire ETG and ELK, costs to prepare to exit the TSA, costs incurred and gains recognized on sales of solar, MTF/ACB, and ELK, costs incurred to cease operations at three landfill gas-to-energy-production facilities, severance and other employee separation costs, and a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU. See (A)-(E) in the table below.

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

Economic Earnings for the three months ended June 30, 2020 increased $11.4 million to a loss of $0.9 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the wholesale energy operations at SJRG for the three months ended June 30, 2020 increased $7.7 million to $5.7 million compared with the same period in 2019, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party supplier as discussed in Note 1 to the condensed consolidated financial statements.

•The Economic Earnings contribution from gas utility operations at ETG for the three months ended June 30, 2020 increased $3.1 million to a loss of $0.8 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth and lower maintenance expenses. This was partially offset with higher operations and depreciation expenses.

•The Economic Earnings contribution from gas utility operations at SJG for the three months ended June 30, 2020 increased $1.7 million to $3.7 million compared with the same period in 2019, primarily due to customer growth and the roll-in to rates of infrastructure program investments. Also contributing was higher investment performance and higher AFUDC income. These were partially offset with increases in depreciation and maintenance expenses.

Economic Earnings for the six months ended June 30, 2020 increased $18.8 million to $106.0 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from gas utility operations at ETG for the six months ended June 30, 2020 increased $9.0 million to $35.9 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth and lower maintenance expenses. This was partially offset with higher operations and depreciation expenses.

•The Economic Earnings contribution from the wholesale energy operations at SJRG for the six months ended June 30, 2020 increased $5.8 million to $11.0 million compared with the same period in 2019, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party supplier as discussed in Note 1 to the condensed consolidated financial statements.

•The Economic Earnings contribution from gas utility operations at SJG for the six months ended June 30, 2020 increased $4.7 million to $75.4 million compared with the same period in 2019, primarily due to customer growth and the roll-in to rates of infrastructure program investments. SJG's utility margin increased from its CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These were partially offset with increases in depreciation and maintenance expenses.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) Income from Continuing Operations	$(2,578)	$(13,304)	$98,522	$72,395
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	1,621	1,888	5,943	15,038
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	—	986	—	1,977
Acquisition/Sale Net Costs (Gains) (B)	92	(1,822)	1,453	163
Other Costs (C)	617	422	764	2,995
Income Taxes (D)	(615)	(391)	(1,920)	(5,352)
Additional Tax Adjustments (E)	—	—	1,214	—
Economic Earnings	$(863)	$(12,221)	$105,976	$87,216

(Loss) Earnings per Share from Continuing Operations	$(0.03)	$(0.14)	$1.06	$0.79
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	0.02	0.02	0.06	0.16
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	—	0.01	—	0.02
Acquisition/Sale Net Costs (Gains) (B)	—	(0.02)	0.02	0.01
Other Costs (C)	0.01	0.01	0.01	0.03
Income Taxes (D)	(0.01)	(0.01)	(0.02)	(0.06)
Additional Tax Adjustments (E)	—	—	0.01	—
Economic Earnings per Share	$(0.01)	$(0.13)	$1.14	$0.95

The following table presents a reconciliation of SJG's income from continuing operations to Economic Earnings for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from Continuing Operations	$3,678	$1,976	$74,200	$70,707
Plus:
Additional Tax Adjustments (E)	—	—	1,214	—
Economic Earnings	$3,678	$1,976	$75,414	$70,707

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (loss) (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Losses on Energy Related Commodity Contracts	$(1,285)	$(143)	$(1,561)	$(12,203)
Losses on Interest Rate Contracts	(336)	(1,745)	(4,382)	(2,835)
Total unrealized mark-to-market losses on derivatives	(1,621)	(1,888)	(5,943)	(15,038)
Net Losses from a Legal Proceeding in a Pricing Dispute (A)	—	(986)	—	(1,977)
Acquisition/Sale Net (Costs) Gains (B)	(92)	1,822	(1,453)	(163)
Other Costs (C)	(617)	(422)	(764)	(2,995)
Income Taxes (D)	615	391	1,920	5,352
Additional Tax Adjustments (E)	—	—	(1,214)	—
Total reconciling items between (losses) income from continuing operations and economic earnings	$(1,715)	$(1,083)	$(7,454)	$(14,821)

(A) Represents net losses, including interest, legal fees, and the realized difference in the market value of the commodity (including financial hedges), resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014.

(B) Represents costs incurred to prepare to exit the TSA. Also included here are gains/losses recognized and costs incurred on the sale of certain solar assets included in Assets Held for Sale in previous periods as well as MTF/ACB and ELK, and costs incurred to cease operations at three landfill gas-to-energy production facilities.

(C) Represents severance and other employee separation costs.

(D) The income taxes on (A) through (C) above were determined using a combined average statutory tax rate for the three and six months ended June 30, 2020 and 2019.

(E) Represents a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU, as part of its recent rate case filing.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Utility Operating Revenues:
Firm Sales -
Residential	$56,496	$27,139	$216,403	$207,105
Commercial	10,967	9,721	43,522	46,415
Industrial	332	603	1,579	2,535
Cogeneration & Electric Generation	586	391	1,040	971
Firm Transportation -
Residential	1,588	1,540	5,941	6,528
Commercial	5,942	6,715	21,377	21,953
Industrial	5,851	5,653	12,264	12,250
Cogeneration & Electric Generation	1,088	1,241	2,515	2,969

Total Firm Revenues	82,850	53,003	304,641	300,726

Interruptible Sales	1	—	15	62
Interruptible Transportation	274	260	616	640
Off-System Sales	3,130	7,119	19,534	29,546
Capacity Release	750	1,575	2,690	2,951
Other	177	311	380	541
	87,182	62,268	327,876	334,466
Less: Intercompany Sales	(568)	(1,247)	(1,657)	(2,647)
Total Utility Operating Revenues	86,614	61,021	326,219	331,819
Less:
Cost of Sales - Utility	25,546	2,654	106,080	121,534
Less: Intercompany Cost of Sales	(568)	(1,247)	(1,657)	(2,647)
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	24,978	1,407	104,423	118,887
Less: Depreciation & Amortization (A)	25,201	22,918	50,082	45,460
Total GAAP Gross Margin	36,435	36,696	171,714	167,472
Add: Depreciation & Amortization (A)	25,201	22,918	50,082	45,460
Less: Conservation Recoveries (B)	1,990	2,560	6,875	9,358
Less: RAC Recoveries (B)	6,233	5,219	12,466	10,438
Less: EET Recoveries (B)	1,185	650	2,364	1,146
Less: Revenue Taxes	191	204	736	880
Utility Margin (C)	$52,037	$50,981	$199,355	$191,110

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Utility Margin:
Residential	$36,770	$27,945	$119,867	$126,812
Commercial and Industrial	15,645	15,574	47,076	51,822
Cogeneration and Electric Generation	1,071	1,064	2,351	2,268
Interruptible	7	19	33	43
Off-System Sales & Capacity Release	172	515	957	2,186
Other Revenues	458	538	661	787
Margin Before Weather Normalization & Decoupling	54,123	45,655	170,945	183,918
CIP Mechanism	(3,548)	4,382	25,363	5,256
EET Mechanism	1,462	944	3,047	1,936
Utility Margin (C)	$52,037	$50,981	$199,355	$191,110

(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the condensed consolidated statements of income (loss).

(B) Represents pass-through expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

(C) Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin - SJG Utility Operations" below.

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $24.9 million, or 40.0%, for the three months ended June 30, 2020 compared with the same period in 2019. Excluding intercompany transactions, revenues increased $25.6 million, or 41.9%, for the three months ended June 30, 2020 compared with the same period in 2019. The significant drivers for the overall change were as follows:

•Total firm revenue increased $29.8 million for the three months ended June 30, 2020 compared with the same period in 2019, primarily due to customer growth, a higher BGSS refund to customers in 2019 compared to 2020, and colder weather during the second quarter of 2020. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

•Partially offsetting these increases was OSS, which decreased $4.0 million for the three months ended June 30, 2020 compared with the same period in 2019, primarily due to decreased commodity costs as a result of lower cash market prices and lower demand. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 93% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Revenues from the gas utility operations at SJG decreased $6.6 million, or 2.0%, for the six months ended June 30, 2020 compared with the same period in 2019. Excluding intercompany transactions, revenues decreased $5.6 million, or 1.7%, for the six months ended June 30, 2020 compared with the same period in 2019. The significant drivers for the overall change were as follows:

•Total OSS decreased $10.0 million for the six months ended June 30, 2020 compared with the same period in 2019 primarily due to lower commodity costs as a result of lower cash market prices and lower demand, along with warmer weather during the first quarter of 2020. However, the impact of changes in OSS do not have a material impact on the earnings of SJG as discussed above.

•Partially offsetting these decreases was firm revenue, which increased $3.9 million for the six months ended June 30, 2020 compared with the same period in 2019 primarily due to customer growth and a higher BGSS refund to customers in 2019 compared to 2020. Partially offsetting this increase was warmer weather during the first quarter of 2020. SJG does not profit from the sale of the commodity as discussed above.

Utility Margin - SJG Utility Operations

Management uses Utility Margin, a non-GAAP financial measure, when evaluating the operating results of SJG. Utility Margin is defined as natural gas revenues plus depreciation and amortization expenses, less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that Utility Margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers, and since depreciation and amortization expenses are considered to be administrative. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through SJG’s BGSS clause. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Total Utility Margin increased $1.1 million, or 2.1%, and $8.2 million, or 4.3%, for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The increase is primarily due to customer growth and the roll-in to rates of infrastructure program investments. Also contributing to SJG's Utility Margin is the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, changes year over year to the CIP mechanism are primarily due to variation in customer usage compared to the same period in 2019. Partially offsetting the six month comparative period increases is warmer weather in the first three months of 2020 compared to the same period in the prior year.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three and six months ended June 30 (in thousands, except for degree day data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$37,480	$27,134	$136,876	$123,393
Commercial & Industrial	10,088	8,470	36,373	37,445
Firm & Interruptible Transportation -
Residential	402	284	1,272	996
Commercial & Industrial	9,750	7,438	23,509	19,020
Other	123	1,528	3,970	4,174
Total Firm & Interruptible Revenues	57,843	44,854	202,000	185,028

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	19,928	15,084	74,045	84,062
Less: Depreciation & Amortization (A)	9,933	6,681	19,181	13,204
Total GAAP Gross Margin	27,982	23,089	108,774	87,762
Add: Depreciation & Amortization (A)	9,933	6,681	19,181	13,204
Less: Regulatory Rider Expenses (B)	3,747	1,199	9,046	3,459
Utility Margin (C)	$34,168	$28,571	$118,909	$97,507

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Utility Margin:
Residential	$22,135	$15,980	$79,568	$62,501
Commercial & Industrial	15,637	12,135	43,549	34,108
Regulatory Rider Expenses (B)	(3,604)	456	(4,208)	898
Utility Margin (C)	$34,168	$28,571	$118,909	$97,507

(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the condensed consolidated statements of income (loss).

(B) Represents pass-through expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on ETG's financial results.

(C) Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin - SJG Utility Operations" above. The definition of Utility Margin is the same for each of the Utilities.

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

Revenues from the gas utility operations at ETG increased $13.0 million, or 29.0%, and $17.0 million, or 9.2%, for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019 primarily due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth. Utility Margin from the gas utility operations at ETG increased $5.6 million, or 19.6%, and $21.4 million, or 21.9%, for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019 primarily due to the favorable change in base rates and customer growth as noted above.

ELK Utility Operations:

The activities of ELK utility operations are not material to SJI's financial results. On July 31, 2020, SJI, through its wholly-owned subsidiary SJIU, closed on its transaction to sell ELK to a third-party buyer. See Note 20 to the condensed consolidated financial statements.

Nonutility:

Operating Revenues - Energy Group

Combined revenues for Energy Group, net of intercompany transactions, decreased $34.0 million, or 23.4%, to $111.5 million, and decreased $105.6 million, or 29.6%, to $251.6 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, decreased $25.0 million to $101.5 million and decreased $86.6 million to $229.8 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to lower sales on fuel supply management contracts that SJRG has with several electric generation facilities, which was a result of decreases in the average monthly NYMEX settle price. Also contributing to the six month comparative period decrease was maintenance and scheduled outages at these electric generation facilities during the first quarter of 2020. Also impacting the comparative period revenues was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $3.2 million and a total increase of $7.7 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated statement of income (loss).

•Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $9.1 million to $10.0 million and decreased $19.1 million to $21.6 million, for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to lower overall sales volumes as SJE did not renew several contracts that have expired over the last twelve months. Partially offsetting this decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $2.1 million and $3.0 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019.

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

Operating Revenues - Energy Services
Combined revenues for Energy Services, net of intercompany transactions, decreased $11.9 million, or 81.9%, to $2.6 million, and decreased $16.1 million, or 62.2%, to $9.8 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The significant drivers for the overall change were as follows:
•Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $12.3 million to $1.8 million and decreased $16.8 million to $8.1 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to lack of revenues from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

•The change in revenues from appliance service operations at SJESP, net of intercompany transactions, was not significant.

Gross Margin - Energy Group & Energy Services

Gross margin for the Energy Group and Energy Services businesses is a GAAP measure and is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of income (loss), revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of income (loss).

Gross margin is broken out between Energy Group and Energy Services, which are comprised of a group of segments as described in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group

Combined gross margins for Energy Group increased $10.4 million to $9.2 million and increased $20.8 million to $19.2 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG increased $8.5 million to $8.7 million, and increased $18.4 million to $18.8 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party gas supplier as discussed in Note 1 to the condensed consolidated financial statements. Also impacting the comparative period gross margins was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $3.2 million and a total increase of $7.7 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019.

The wholesale energy operations at SJRG are expected to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•Gross margin from SJE’s retail electric operations increased $1.9 million to $0.4 million and increased $2.3 million to $0.3 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $2.1 million and $3.0 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. Partially offsetting this increase is overall lower sales volumes as SJE did not renew several contracts that have expired over the last twelve months.

Gross Margin - Energy Services
Combined gross margins for Energy Services decreased $9.9 million to $2.9 million and decreased $12.7 million to $9.5 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. The significant drivers for the overall change were as follows:
•Gross margin from on-site energy production at Marina decreased $10.2 million to $2.0 million and decreased $13.4 million to $7.8 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to lack of margin from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

•The change in gross margin from appliance service operations at SJESP was not significant.

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
SJI Utilities:
SJG Utility Operations	$160	$(314)
ETG Utility Operations	1,852	8,350
ELK Utility Operations	(179)	(105)
Subtotal SJI Utilities	1,833	7,931
Nonutility:
Energy Group:
Wholesale Energy Operations	64	118
Retail Electric Operations	38	(2)
Subtotal Energy Group	102	116
Energy Services:
On-Site Energy Production	(5,789)	(7,573)
Appliance Service Operations	(16)	99
Subtotal Energy Services	(5,805)	(7,474)
Midstream	229	228
Corporate & Services and Intercompany Eliminations	(311)	(5,223)
Total Operations Expense	$(3,952)	$(4,422)

Operations Expense

The change in SJG utility operations expense for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, was not significant. Changes in SJG utility operations expense are typically due to the operation of SJG’s CLEP and EEP, for which costs are recovered on a dollar-for-dollar basis; therefore, SJG experiences an offsetting change in revenue.

ETG utility operations expense increased $1.9 million and $8.4 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to the operation of ETG's RAC, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting increase in revenue during the three and six months ended June 30, 2020, respectively, compared with the same periods in the prior year. Also contributing to the increase was higher expenses in various areas, including those associated with corporate support, governance and compliance costs.

Combined operations expense for the Energy Group and Energy Services decreased $5.7 million and $7.4 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to the sale of MTF and ACB (see Note 1 to the condensed consolidated financial statements).

The change in operations expense for the Corporate & Services segment for the three months ended June 30, 2020 compared with the same period in 2019 was not significant. The Corporate & Services segment had a $5.2 million decrease in Operations Expense for the six months ended June 30, 2020 compared with the same period in 2019, primarily due to less severance and other employee separation costs and less costs incurred to exit the TSA, which occurred in March 2020, along with intercompany eliminations.

Maintenance - The change in maintenance expense for the three and six months ended June 30, 2020 compared with the same periods in 2019 was not significant.

Depreciation - Depreciation increased $3.3 million and $6.1 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG. This was partially offset by reduced depreciation expense at Marina as a result of the MTF & ACB sale (see Note 1 to the condensed consolidated financial statements).

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2020 compared with the same periods in 2019 was not significant.

Other Income and Expense - Other income and expense increased $3.6 million for the three months ended June 30, 2020 compared with the same period in 2019, primarily due to higher investment performance and higher AFUDC income at SJG. The change in other income and expense for the six months ended June 30, 2020 compared with the same period in 2019 was not significant, as the increases in the three month comparative period change noted above were offset with similar decreases in the first quarter of 2020 compared to the same period in 2019.

Interest Charges – Interest charges increased $0.2 million and $4.0 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG.

Income Taxes – Income tax benefit decreased $4.5 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a lower loss before income taxes during the second quarter of 2020. Income tax expense increased $12.9 million for the six months ended June 30, 2020 compared with the same period in 2019, primarily due to the increase in income before income taxes in 2020 compared with the prior year, along with a one-time tax adjustment at SJG resulting from SJG's Stipulation of Settlement with the BPU as part of its recent rate case filing that occurred in the first quarter of 2020 (see Note 7 to the condensed consolidated financial statements).

Equity in Earnings of Affiliated Companies – The change in equity in earnings of affiliated companies for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019 was not significant.

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

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $206.3 million and $216.1 million in the first six months of 2020 and 2019, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first six months of 2020 produced less net cash than the same period in 2019, primarily due to lower revenues on fuel supply management contracts at SJRG (see "Operating Revenues-Energy Group") along with the timing of a refund from a third party gas supplier that was received in July (see Note 1 to the condensed consolidated financial statements). These changes are partially offset with higher ETG revenues due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019 (see "ETG Utility Operations").

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. Net cash outflows from investing activities, which are primarily construction projects, for the first six months of 2020 and 2019 amounted to $135.1 million and $222.2 million, respectively. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2020, 2021 and 2022 at SJI to be approximately $491.3 million, $777.3 million and $650.1 million, respectively. The high level of investing activities for 2020, 2021 and 2022 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, projected investment in PennEast in 2021 and 2022, and investments in future renewable energy projects. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other key investing activities of SJI during the first six months of 2020 and 2019 were as follows:

•SJI received approximately $97.0 million from the sale of MTF and ACB during the six months ended June 30, 2020. See Note 1 to the condensed consolidated financial statements.

•During the six months ended June 30, 2020, SJI paid $2.8 million to acquire ESNJ-AL-Somerspoint LLC, ESNJ-AL-Hamiltonsquare LLC, and ESNJ-AL-BrownsMills LLC, which own and operate solar-energy projects in New Jersey. See Note 17 to the condensed consolidated financial statements.

•SJI received approximately $7.2 million and $24.3 million during the first six months of 2020 and 2019, respectively, from the sale of certain solar assets. See Note 1 to the condensed consolidated financial statements.

•During the first six months of 2020 and 2019, SJI made net investments in unconsolidated affiliates of $2.0 million and $3.9 million, respectively.

•During the first six months of 2019, SJI received $15.6 million as an adjustment to the purchase price related to the Acquisition.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, short-term debt incurred to finance capital expenditures is refinanced with long-term debt.

Credit facilities and available liquidity as of June 30, 2020 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$28,000	(A)	$472,000	August 2022
Term Loan Credit Agreement	150,000	150,000		—	March 2021

Total SJI	650,000	178,000		472,000

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	161,300	(B)	38,700	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2020 (D)

Total SJG	210,000	161,300		48,700

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	124,900	(C)	75,100	April 2022

Total	$1,060,000	$464,200		$595,800

(A) Includes letters of credit outstanding in the amount of $9.6 million, which is used to enable SJE to market retail electricity as well as for various construction and operating activities.
(B) Includes letters of credit outstanding in the amount of $0.8 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.
(C) Includes letters of credit outstanding in the amount of $1.0 million, which supports ETG's construction activity.
(D) SJG intends to renew this facility prior to expiration.

For SJI, the $464.2 million of usage in the table above, less the letters of credit noted in (A)-(C) above, equal the $452.8 million recorded as Notes Payable on the condensed consolidated balance sheet as of June 30, 2020. For SJG, the $161.3 million of usage in the table above, less the letters of credit noted in (B) above, equal the $160.5 million recorded as Notes Payable on the condensed balance sheet as of June 30, 2020.

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

SJIU and ETG (as Borrowers) have a $200.0 million revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million. See Note 10 to the condensed consolidated financial statements.

The Utilities' (including SJG) facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of June 30, 2020. Borrowings under these credit facilities are at market rates.

SJI's weighted average interest rate on these borrowings (inclusive of SJG, ETG and SJIU), which changes daily, was 1.27% and 3.45% at June 30, 2020 and 2019, respectively. SJG's weighted average interest rate on these borrowings, which changes daily, was 0.74% and 2.60% at June 30, 2020 and 2019, respectively.

SJI's average borrowings outstanding under these credit facilities (inclusive of SJG, ETG and SJIU), not including letters of credit, during the six months ended June 30, 2020 and 2019 were $595.3 million and $347.2 million, respectively. The maximum amounts outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2020 and 2019 were $872.2 million and $687.2 million, respectively.

SJG's average borrowings outstanding under these credit facilities during the six months ended June 30, 2020 and 2019 were $146.3 million and $72.5 million, respectively. The maximum amount outstanding under its credit facilities during the six months ended June 30, 2020 and 2019 were $171.7 million and $108.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

The SJI and the Utilities (including SJG) principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the SJG bank facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and SJG were in compliance with these covenants as of June 30, 2020.

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

2020 Activity:

Debt Issuances/Paydowns

On March 26, 2020, SJI entered into an unsecured $150.0 million term loan agreement, which bears interest at variable rates. The maturity date of the term loan is March 25, 2021, and the loan is recorded in Notes Payable on the condensed consolidated balance sheets as of June 30, 2020. The proceeds of the loan were used for general corporate purposes.

On April 3, 2020, SJI entered into an unsecured $200.0 million term loan credit agreement, which bears interest at variable rates. The maturity of the term loan is October 31, 2021. Proceeds from the debt were used to pay down the following:

•$50.0 million outstanding on the SJI Revolving credit facility, which was previously recorded in Notes Payable on the condensed consolidated balance sheets.
•$100.0 million SJI Term Loan, which was previously recorded in Notes Payable on the condensed consolidated balance sheets and due to mature in September 2020.
•$50.0 million SJI variable rate note, which was previously recorded in current portion of long-term debt on the condensed consolidated balance sheets.

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

On April 26, 2020, SJG used proceeds from Tranche A and B discussed above to pay off $400.0 million principal amount outstanding on its term loan credit agreement, which was previously recorded in current portion of long-term debt on the condensed consolidated balance sheets.

On May 27, 2020, SJI entered into a Note Purchase Agreement which provides for the Company to issue an aggregate of $200.0 million of senior unsecured notes in two tranches, as follows: (a) Senior Notes, Series 2020A due July 30, 2027, in the aggregate principal amount of $75.0 million (the "Series 2020A Notes"); and (b) Senior Notes, Series 2020B due July 30, 2030, in the aggregate principal amount of $125.0 million (the "Series 2020B Notes"). The Company issued the Notes on July 30, 2020. The Series 2020A Notes will bear interest at 3.71% and the Series 2020B Notes will bear interest at 3.91%. The proceeds from this issuance were used to pay off the unsecured $200.0 million term loan credit agreement issued in April 2020, which was paid off on July 31, 2020.

ATM Equity Offering

In April 2020, SJI entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") to sell, from time to time, shares of the Company’s common stock, par value $1.25 per share, having an aggregate sale price up to $200.0 million, through an “at-the-market” equity offering program. Pursuant to the Sales Agreement, the shares of common stock were to be offered and sold through any of the named sales agents in negotiated transactions or transactions that are deemed to be “at-the-market” offerings. In June 2020, 8,122,283 shares were sold pursuant to the Sales Agreement at an average market price of approximately $24.62 for total net proceeds of $198.0 million after deducting commissions and other general & administrative expenses. These sales exhausted the shares that were available for sale under the Sales Agreement. The Company intends to use the net proceeds from this offering for general corporate purposes.

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

During the six months ended June 30, 2019, SJI repaid $475.0 million aggregate principal amount of Floating Rate Senior Notes, Series 2018D.

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

Current Portion of Long-Term Debt & Short-Term Borrowings - See Note 1 to the condensed consolidated financial statements.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of June 30, 2020	As of December 31, 2019
Equity	34.7%	29.6%
Long-Term Debt	55.9%	52.8%
Short-Term Debt	9.4%	17.6%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2020 and 2019 amounted to net cash outflows of $16.3 million and $11.6 million, respectively. Total net cash outflows for remediation projects are expected to be $43.2 million, $58.3 million and $69.5 million for 2020, 2021 and 2022, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2019, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - See Notes 10 and 11 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:

•RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. As of March 2020, SJG had determined that the project under construction will be abandoned. SJG requested that the project costs spent to date of $10.1 million be recovered as a regulatory asset within its March 2020 rate case petition filed with the BPU. As such, the amount has been reclassified from Utility Plant and is presented as a Regulatory Asset within the condensed consolidated balance sheets at June 30, 2020. The matter is currently pending with the BPU. See Note 8 to the condensed consolidated financial statements.

•Both SJI and SJG entered into agreements to issue or pay off short-term and long-term debt. See "Cash Flows from Financing Activities" above, along with Notes 10 and 14 to the condensed consolidated financial statements.

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

The following table summarizes the composition of selected gas utility throughput for the three and six month periods ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Utility Throughput – dts:
Firm Sales -
Residential	3,767	2,530	13,979	15,508
Commercial	874	864	3,271	3,987
Industrial	20	64	128	259
Cogeneration & Electric Generation	128	56	209	139
Firm Transportation -
Residential	160	123	610	751
Commercial	982	966	3,331	3,673
Industrial	2,196	2,190	4,966	4,980
Cogeneration & Electric Generation	571	1,025	1,439	2,367

Total Firm Throughput	8,698	7,818	27,933	31,664

Interruptible Sales	—	—	1	6
Interruptible Transportation	223	227	516	547
Off-System Sales	1,194	2,478	6,732	7,541
Capacity Release	20,726	24,903	38,790	42,234

Total Throughput - Utility	30,841	35,426	73,972	81,992

Throughput – Gas Utility Operations - Total gas throughput decreased 4.6 MMdts and 8.0 MMdts for the three months and six months ended June 30, 2020, respectively, compared with the same period in 2019, primarily due to lower demand and warmer weather.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income Impact:
CIP – Weather Related	$(2.9)	$4.4	$11.0	$5.0
CIP – Usage Related	0.3	(0.8)	7.4	(0.8)
Total Net Income Impact	$(2.6)	$3.6	$18.4	$4.2

Weather Compared to 20-Year Average	19.6% Colder	133.3% Colder	13.2% Warmer	271.9% Colder
Weather Compared to Prior Year	72.9% Colder	74.0% Warmer	6.3% Warmer	4.6% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

	Three Months Ended June 30, 2020 vs. 2019	Six Months Ended June 30, 2020 vs. 2019
Operations	160	$(314)
Maintenance	1,481	$1,909
Depreciation	948	$1,910
Energy and Other Taxes	(84)	$(458)

Operations - See SJI's Management Discussion section above.

Maintenance - Maintenance expense increased $1.5 million and $1.9 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to an increase in RAC amortization expense resulting from increased environmental expenditures.

Depreciation - Depreciation expense increased $0.9 million and $1.9 million for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019 was not significant.

Other Income and Expense - Other Income and Expense increased $2.9 million for the three months ended June 30, 2020 compared with the same period in 2019, primarily due to higher investment performance and higher AFUDC income. The change in other income and expense for the six months ended June 30, 2020 compared with the same period in 2019 was not significant, as the increases in the three month comparative period change noted above were offset with similar decreases in the first quarter of 2020 compared to the same period in 2019.

Interest Charges – The change in interest charges for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019 was not significant.

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Also, during the first quarter of 2020, SJG recorded $1.2 million in tax expense related to a one-time tax adjustment resulting from its Stipulation of Settlement with the BPU, as part of its recent rate case filing (see Note 7 to the condensed consolidated financial statements).

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $125.5 million and $126.3 million in the first six months of 2020 and 2019, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first six months of 2020 compared to the same period in 2019, did not change significantly.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2020, 2021 and 2022 to be approximately $283.3 million, $320.2 million and $327.1 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

See SJI's Management Discussion section above.

SJI contributed equity infusions of $9.5 million to SJG during the six months ended June 30, 2020. There were no equity infusions during the six months ended June 30, 2019.

SJG’s capital structure was as follows:

	As of June 30, 2020	As of December 31, 2019
Common Equity	51.1%	49.0%
Long-Term Debt	41.9%	43.3%
Short-Term Debt	7.0%	7.7%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2020 and 2019 amounted to net cash outflows of $16.2 million and $11.5 million, respectively. Total net cash outflows for remediation projects are expected to be $34.8 million, $31.5 million and $23.3 million for 2020, 2021 and 2022, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2019, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of June 30, 2020, averaged $93.2 million annually and totaled $404.7 million over the contracts’ lives.  Approximately 28% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) of $(1.3) million and $(0.1) million for the three months ended June 30, 2020 and 2019, respectively, and $(1.6) million and $(12.2) million for the six months ended June 30, 2020 and 2019, respectively.which are included with realized (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of income (loss).

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2020 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$9,494	$1,354	$20	$10,868
Prices provided by other external sources	9,707	4,552	1,332	15,591
Prices based on internal models or other valuation methods	12,724	3,195	1,033	16,952

Total	$31,925	$9,101	$2,385	$43,411

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$13,771	$937	$296	$15,004
Prices provided by other external sources	8,259	1,654	1,650	11,563
Prices based on internal models or other valuation methods	3,933	683	85	4,701

Total	$25,963	$3,274	$2,031	$31,268

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 31.3 MMdts with a weighted average settlement price of $2.45 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 94.1 MMdts with a weighted average settlement price of $(0.49) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 36.4 MMdts with a weighted average settlement price of $1.64 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are less than 0.1 MMmwh with a weighted average settlement price of $33.07 per mwh.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2020	$9,964
Contracts Settled During the Six Months Ended June 30, 2020, Net	(7,048)
Other Changes in Fair Value from Continuing and New Contracts, Net	9,227

Net Derivatives — Energy Related Assets, June 30, 2020	$12,143

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2020 was $652.8 million and averaged $1.0 billion during the first six months of 2020. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $7.7 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; and 2015 - 14 b.p. increase. At June 30, 2020, our average interest rate on variable-rate debt was 2.15%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2020, the interest costs on $2.5 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of June 30, 2020, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG
Credit Risk - As of June 30, 2020, SJI had approximately $10.5 million, or 24.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

As of June 30, 2020, SJRG had $45.0 million of Accounts Receivable under sales contracts. Of that total, 48.7% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2020 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$225	$144	$369
Prices provided by other external sources	107	—	107
Prices based on internal models or other valuable methods	4,366	—	4,366

Total	$4,698	$144	$4,842

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$2,454	$—	$2,454
Prices provided by other external sources	196	—	196
Prices based on internal models or other valuable methods	1	—	1

Total	$2,651	$—	$2,651

Contracted volumes of SJG's NYMEX contracts are 9.8 MMdts with a weighted-average settlement price of $2.38 per dt. Contracted volumes of SJG's Basis contracts are 2.5 MMdts with a weighted-average settlement price of $0.26 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2020	$2,143
Contracts Settled During the Six Months ended June 30, 2020, Net	(2,774)
Other Changes in Fair Value from Continuing and New Contracts, Net	2,822
Net Derivatives — Energy Related Assets, June 30, 2020	$2,191

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at June 30, 2020, was $160.5 million and averaged $397.5 million during the first six months of 2020. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $2.9 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; and 2015 - 20 b.p. increase. As of June 30, 2020, SJG's average interest rate on variable-rate debt was 1.77%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2020, the interest costs on $971.4 million of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of June 30, 2020, the disclosure controls and procedures employed at SJI and SJG, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

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

Public health crises and epidemics or pandemics, such as a novel coronavirus, could materially and adversely affect our business, operations and financial condition. Our business could be materially and adversely affected by a public health crisis or the widespread outbreak of contagious disease, such as the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19), which has been declared a pandemic by the World Health Organization in March 2020. In recent weeks, the continued spread of COVID-19 across the world has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Additionally, our reliance on third-party suppliers, contractors, service providers, and commodity markets exposes us to possibility of delay or interruption of our operations. For the duration of the outbreak of COVID-19, legislative and government action limits our ability to collect on overdue accounts, and prohibits us from shutting off services, which may cause a decrease in our cash flows or net income. We have been executing our business continuity plans since the outbreak of COVID-19 and are closely monitoring potential impacts due to COVID-19 pandemic responses at the state and federal level. As expected, we have incurred operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during this crisis which have traditionally been recognized as prudent expenditures by our regulators. The effects of the pandemic also may have a material adverse impact on our ability to collect accounts receivable as customers face higher liquidity and solvency risks. Currently, the impact of the pandemic to the collectability of our accounts receivable is an unknown and continues to be monitored, but such receivables have traditionally been included in rate recovery. Our infrastructure investment programs continue to move forward, and construction activity that was delayed in accordance with directives from the Governor of New Jersey have since continued; however, to the extent the pandemic worsens or a similar directive is put in place in the future for a long period of time, our capital projects could be significantly impacted. It is impossible to predict the effect of the continued spread of the coronavirus in the communities we service. Should the coronavirus continue to spread or not be contained, our business, financial condition and results of operations could be materially impacted, including impairment of goodwill or access to capital markets, which in turn may have a negative effect on the market price of our common stock.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

1.1	ATM Equity Offering Sales Agreement, dated as of April 6, 2020, for SJI (incorporated by reference from Exhibit 1.1 of Form 8-K of SJI as filed April 6, 2020).

3.1	SJI By-Laws effective April 24, 2020 (incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed April 29, 2020).

4.1	Second Supplemental Indenture, dated as of April 16, 2020, for SJG (incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 20, 2020).

4.2	Form of Senior Secured Note, Series F, 2020, Tranche A for SJG (incorporated by reference from Exhibit 4.2 of Form 8-K of SJG as filed April 20, 2020).

4.3	Form of Senior Secured Note, Series F, 2020, Tranche B for SJG (incorporated by reference from Exhibit 4.3 of Form 8-K of SJG as filed April 20, 2020).

4.4	Form of Senior Secured Note, Series F, 2020, Tranche C for SJG (incorporated by reference from Exhibit 4.4 of Form 8-K of SJG as filed April 20, 2020).

10.1(a)	Credit Agreement, dated as of April 3, 2020, for SJI (incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed April 6, 2020).

10.1(b)	Third Amendment to Two-Year Revolving Credit Agreement and Extension Agreement, dated as of April 29, 2020, for ETG, ELK, and SJIU (Borrowers) and SJI (Guarantor) (incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed May 4, 2020).

10.1(c)	Note Purchase Agreement, dated as of May 27, 2020, for SJI (incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed May 29, 2020).

10.1(d)	Note Purchase Agreement, dated as of April 16, 2020, for SJG (incorporated by reference from Exhibit 10.1 of Form 8-K of SJG as filed April 20, 2020).

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Third Amendment to the Note Purchase Agreement dated as of June 28, 2012, for SJI, dated as of May 27, 2020 (incorporated by reference from Exhibit 99.1 of Form 8-K of SJI as filed May 29, 2020).

99.2	Third Amendment to the Note Purchase Agreement dated as of August 16, 2017, for SJI, dated as of May 27, 2020 (incorporated by reference from Exhibit 99.2 of Form 8-K of SJI as filed May 29, 2020).

99.3	Second Amendment to the Note Purchase Agreement dated as of April 25, 2018, for SJI, dated as of May 27, 2020 (incorporated by reference from Exhibit 99.3 of Form 8-K of SJI as filed May 29, 2020).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, filed with the Securities and Exchange Commission on August 5, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income/(Loss); (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss); (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, filed with the Securities and Exchange Commission on August 5, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	August 5, 2020	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President, Chief Strategy and Development Officer, and Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	August 5, 2020	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Treasurer
(Principal Financial Officer)