Form 10-Q
period 2020-09-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2020-11-05
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of November 1, 2020 was 100,590,307 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of November 1, 2020 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is a direct wholly-owned subsidiary of SJI Utilities, Inc. and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
ADIT	Accumulated Deferred Income Taxes
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
Annadale	Annadale Community Clean Energy Projects LLC
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
Catamaran	Catamaran Renewables, LLC
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
COVID-19	Novel coronavirus
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
ETG/ELK Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States

IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
ITC	Investment Tax Credit
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
Marina	Marina Energy, LLC
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTN	Medium Term Notes
MW	Megawatt
MWh	Megawatt-hours
NCI	Non-Controlling Interest
NOL	Net Operating Loss
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
ROE	Return on Equity
ROU	Right of Use
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC

Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's three utility businesses: SJG, ETG, and until its sale, ELK
UWUA	United Workers Union of America
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

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

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended September 30,
	2020	2019
Operating Revenues:
Utility	$103,383	$92,377
Nonutility	158,166	168,826
Total Operating Revenues	261,549	261,203
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	29,277	26,452
- Nonutility	146,752	163,914
Operations	53,641	54,169
Impairment Charges	—	1,296
Maintenance	9,666	9,081
Depreciation	27,977	24,945
Energy and Other Taxes	2,730	2,663
Net Gain on Sales of Assets	—	(2,292)
Total Operating Expenses	270,043	280,228
Operating Loss	(8,494)	(19,025)

Other Income	5,143	618
Interest Charges	(27,762)	(28,857)
Loss Before Income Taxes	(31,113)	(47,264)
Income Taxes	19,467	10,925
Equity in Earnings of Affiliated Companies	1,302	1,593
Loss from Continuing Operations	(10,344)	(34,746)
Loss from Discontinued Operations - (Net of tax benefit)	(58)	(59)
Net Loss	$(10,402)	$(34,805)

Basic Loss Per Common Share:
Continuing Operations	$(0.10)	$(0.38)
Discontinued Operations	—	—
Basic Loss Per Common Share	$(0.10)	$(0.38)

Average Shares of Common Stock Outstanding - Basic	100,587	92,392

Diluted Loss Per Common Share:
Continuing Operations	$(0.10)	$(0.38)
Discontinued Operations	—	—
Diluted Loss Per Common Share	$(0.10)	$(0.38)

Average Shares of Common Stock Outstanding - Diluted	100,587	92,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Nine Months Ended September 30,
	2020	2019
Operating Revenues:
Utility	$636,110	$613,555
Nonutility	419,515	551,880
Total Operating Revenues	1,055,625	1,165,435
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	210,167	231,622
- Nonutility	379,583	526,472
Operations	168,653	173,603
Impairment Charges	—	1,296
Maintenance	28,658	27,984
Depreciation	81,877	72,759
Energy and Other Taxes	9,228	9,597
Net Gain on Sales of Assets	—	(3,246)
Total Operating Expenses	878,166	1,040,087
Operating Income	177,459	125,348

Other Income	7,621	2,268
Interest Charges	(88,887)	(85,944)
Income Before Income Taxes	96,193	41,672
Income Taxes	(13,725)	(9,378)
Equity in Earnings of Affiliated Companies	5,710	5,355
Income from Continuing Operations	88,178	37,649
Loss from Discontinued Operations - (Net of tax benefit)	(178)	(216)
Net Income	$88,000	$37,433

Basic Earnings Per Common Share:
Continuing Operations	$0.92	$0.41
Discontinued Operations	—	—
Basic Earnings Per Common Share	$0.92	$0.41

Average Shares of Common Stock Outstanding - Basic	95,599	92,041

Diluted Earnings Per Common Share:
Continuing Operations	$0.92	$0.41
Discontinued Operations	—	—
Diluted Earnings Per Common Share	$0.92	$0.41

Average Shares of Common Stock Outstanding - Diluted	95,724	92,158

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2020	2019
Net Loss	$(10,402)	$(34,805)

Other Comprehensive Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Loss, net of tax of $(3) and $(3), respectively	9	9

Other Comprehensive Income - Net of Tax	9	9

Comprehensive Loss	$(10,393)	$(34,796)

	Nine Months Ended September 30,
	2020	2019
Net Income	$88,000	$37,433

Other Comprehensive Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(10) and $(10), respectively	25	25

Other Comprehensive Income - Net of Tax	25	25

Comprehensive Income	$88,025	$37,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
Net Cash Provided by Operating Activities	$254,200	$121,416

Cash Flows from Investing Activities:
Capital Expenditures	(344,828)	(357,844)
Acquisition-related Working Capital Settlement	—	15,600
Cash Paid for Acquisition, Net of Cash Acquired	(10,932)	(3,952)
Proceeds from Dispositions and Sale of Property, Plant & Equipment	119,948	26,360
Investment in Long-Term Receivables	(18,787)	(10,939)
Proceeds from Long-Term Receivables	10,457	7,604
Proceeds from Company-Owned Life Insurance	—	1,694
Investment in Affiliates	(1,353)	(4,102)
Advances to Affiliates	—	(1,902)
Net Repayment of Notes Receivable - Affiliates	2,504	—
Investment in Subsidiary, Net of Cash Acquired	(54,328)	—

Net Cash Used in Investing Activities	(297,319)	(327,481)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(251,700)	541,800
Proceeds from Issuance of Long-Term Debt	800,000	244,657
Principal Repayments of Long-Term Debt	(660,000)	(725,000)
Payments for Issuance of Long-Term Debt	(6,810)	(2,106)
Dividends on Common Stock	(54,553)	(53,124)
Proceeds from Sale of Common Stock	200,000	189,032
Payments for the Issuance of Common Stock	(1,897)	—

Net Cash Provided by Financing Activities	25,040	195,259

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(18,079)	(10,806)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	28,381	31,679

Cash, Cash Equivalents and Restricted Cash at End of Period	$10,302	$20,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2020	December 31, 2019
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,150,209	$4,905,350
Accumulated Depreciation	(908,184)	(843,998)
Nonutility Property and Equipment, at cost	88,911	25,991
Accumulated Depreciation	(13,389)	(13,807)

Property, Plant and Equipment - Net	4,317,547	4,073,536

Investments:
Available-for-Sale Securities	40	40
Restricted	199	21,964
Investment in Affiliates	92,945	87,087

Total Investments	93,184	109,091

Current Assets:
Cash and Cash Equivalents	10,103	6,417
Accounts Receivable	167,534	253,661
Unbilled Revenues	22,712	84,821
Provision for Uncollectibles	(33,017)	(19,829)
Notes Receivable - Affiliate	2,875	5,379
Natural Gas in Storage, average cost	51,606	54,153
Materials and Supplies, average cost	1,061	1,164
Prepaid Taxes	37,333	26,918
Derivatives - Energy Related Assets	36,541	52,892
Assets Held for Sale	19,997	143,440
Other Prepayments and Current Assets	38,082	43,492

Total Current Assets	354,827	652,508

Regulatory and Other Noncurrent Assets:
Regulatory Assets	659,724	665,932
Derivatives - Energy Related Assets	10,407	7,243
Notes Receivable - Affiliate	12,009	12,720
Contract Receivables	38,530	30,958
Goodwill	706,960	702,070
Other	115,735	111,282

Total Regulatory and Other Noncurrent Assets	1,543,365	1,530,205

Total Assets	$6,308,923	$6,365,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2020	December 31, 2019
Capitalization and Liabilities
Equity:
Common Stock	$125,735	$115,493
Premium on Common Stock	1,217,822	1,027,902
Treasury Stock (at par)	(314)	(289)
Accumulated Other Comprehensive Loss	(32,533)	(32,558)
Retained Earnings	317,007	313,237
Non-Controlling Interest	4,236	—

Total Equity	1,631,953	1,423,785

Long-Term Debt	2,531,632	2,070,086

Total Capitalization	4,163,585	3,493,871

Current Liabilities:
Notes Payable	597,000	848,700
Current Portion of Long-Term Debt	142,809	467,909
Accounts Payable	162,845	232,242
Customer Deposits and Credit Balances	37,697	35,004
Environmental Remediation Costs	47,956	43,849
Taxes Accrued	4,839	2,235
Derivatives - Energy Related Liabilities	25,005	41,965
Deferred Contract Revenues	321	—
Derivatives - Other Current	2,078	1,155
Liabilities Held for Sale	—	6,043
Dividends Payable	29,677	—
Interest Accrued	27,187	13,580
Pension Benefits	3,727	3,727
Other Current Liabilities	22,564	35,486

Total Current Liabilities	1,103,705	1,731,895

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	116,321	92,166
Pension and Other Postretirement Benefits	114,764	114,055
Environmental Remediation Costs	148,515	189,036
Asset Retirement Obligations	195,718	263,950
Derivatives - Energy Related Liabilities	4,452	8,206
Derivatives - Other Noncurrent	17,637	11,505
Regulatory Liabilities	428,939	442,918
Other	15,287	17,738

Total Deferred Credits and Other Noncurrent Liabilities	1,041,633	1,139,574

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$6,308,923	$6,365,340

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	NCI	Total

Balance at January 1, 2020	$115,493	$1,027,902	$(289)	$(32,558)	$313,237	$—	$1,423,785
Net Income	—	—	—	—	101,041	—	101,041
Other Comprehensive Income, Net of Tax	—	—	—	8	—	—	8
Common Stock Issued or Granted Through Stock Plans	62	(352)	15	—	—	—	(275)
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(27,276)	—	(27,276)
Balance at March 31, 2020	115,555	1,027,550	(274)	(32,550)	387,002	—	1,497,283
Net Loss	—	—	—	—	(2,639)	—	(2,639)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,178	188,813	(37)	—	—	—	198,954
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(27,277)	—	(27,277)
Balance at June 30, 2020	125,733	1,216,363	(311)	(32,542)	357,086	—	1,666,329
Net Loss	—	—	—	—	(10,402)	—	(10,402)
Other Comprehensive Income, Net of Tax	—	—	—	9	—	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2	1,459	(3)	—	—	—	1,458
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(29,677)	—	(29,677)
Capital Contributions of Non-Controlling Interest in Subsidiary	—	—	—	—	—	4,236	$4,236
Balance at September 30, 2020	$125,735	$1,217,822	$(314)	$(32,533)	$317,007	$4,236	$1,631,953

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total

Balance at January 1, 2019	$106,883	$843,268	$(292)	$(26,095)	$343,258	$1,267,022
Net Income	—	—	—	—	85,637	85,637
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	8,603	179,829	17	—	—	188,449
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at March 31, 2019	115,486	1,023,097	(275)	(26,087)	402,333	1,514,554
Net Loss	—	—	—	—	(13,399)	(13,399)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Stock Plans	2	1,877	(8)	—	—	1,871
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,562)	(26,562)
Balance at June 30, 2019	115,488	1,024,974	(283)	(26,079)	362,372	1,476,472
Net Loss	—	—	—	—	(34,805)	(34,805)
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	3	1,669	(1)	—	—	1,671
Cash Dividends Declared - Common Stock ($0.29 per share)	—	—	—	—	(26,560)	(26,560)
Balance at September 30, 2019	$115,491	$1,026,643	$(284)	$(26,070)	$301,007	$1,416,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME/(LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,

	2020	2019
Operating Revenues	$66,190	$62,039

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	20,575	19,268
Operations	24,763	25,855
Maintenance	8,399	7,678
Depreciation	17,339	16,398
Energy and Other Taxes	1,194	1,159

Total Operating Expenses	72,270	70,358

Operating Loss	(6,080)	(8,319)

Other Income	1,515	808

Interest Charges	(8,271)	(7,840)

Loss Before Income Taxes	(12,836)	(15,351)

Income Taxes	3,293	3,747

Net Loss	$(9,543)	$(11,604)

The accompanying notes are an integral part of the condensed financial statements.

	Nine Months Ended September 30,

	2020	2019
Operating Revenues	$394,066	$396,505

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	126,655	140,802
Operations	78,740	80,146
Maintenance	25,457	22,827
Depreciation	51,038	48,187
Energy and Other Taxes	3,879	4,302

Total Operating Expenses	285,769	296,264

Operating Income	108,297	100,241

Other Income	3,349	3,067

Interest Charges	(23,832)	(23,584)

Income Before Income Taxes	87,814	79,724

Income Taxes	(23,157)	(20,620)

Net Income	$64,657	$59,104

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,

	2020	2019
Net Loss	$(9,543)	$(11,604)

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Loss, net of tax of $(3) and $(3), respectively	9	9

Other Comprehensive Income - Net of Tax	9	9

Comprehensive Loss	$(9,534)	$(11,595)

	Nine Months Ended September 30,
	2020	2019
Net Income	$64,657	$59,104

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(10) and $(10), respectively	25	25

Other Comprehensive Income - Net of Tax	25	25

Comprehensive Income	$64,682	$59,129

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,

	2020	2019
Net Cash Provided by Operating Activities	$158,813	$114,482

Cash Flows from Investing Activities:
Capital Expenditures	(188,173)	(178,666)
Investment in Long-Term Receivables	(18,787)	(10,939)
Proceeds from Long-Term Receivables	10,457	7,604

Net Cash Used in Investing Activities	(196,503)	(182,001)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(63,400)	67,700
Proceeds from Issuance of Long-Term Debt	400,000	10,000
Principal Repayments of Long-Term Debt	(410,000)	(10,000)
Payments for Issuance of Long-Term Debt	(3,434)	(12)
Additional Investment by Shareholder	109,500	—

Net Cash Provided by Financing Activities	32,666	67,688

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(5,024)	169
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,751	3,262

Cash, Cash Equivalents and Restricted Cash at End of Period	$1,727	$3,431

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2020	December 31, 2019
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,308,798	$3,154,736
Accumulated Depreciation	(601,318)	(558,634)

Property, Plant and Equipment - Net	2,707,480	2,596,102

Investments:
Restricted Investments	199	4,073

Total Investments	199	4,073

Current Assets:
Cash and Cash Equivalents	1,528	2,678
Accounts Receivable	62,447	84,940
Accounts Receivable - Related Parties	2,856	2,333
Unbilled Revenues	9,985	45,016
Provision for Uncollectibles	(16,837)	(14,032)
Natural Gas in Storage, average cost	15,041	14,839
Materials and Supplies, average cost	619	619
Prepaid Taxes	26,355	19,547
Derivatives - Energy Related Assets	6,060	16,904
Other Prepayments and Current Assets	19,316	25,074

Total Current Assets	127,370	197,918

Regulatory and Other Noncurrent Assets:
Regulatory Assets	486,070	496,177
Long-Term Receivables	38,530	30,958
Derivatives - Energy Related Assets	425	5
Other	23,375	23,322

Total Regulatory and Other Noncurrent Assets	548,400	550,462

Total Assets	$3,383,449	$3,348,555

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2020	December 31, 2019
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	465,244	355,744
Accumulated Other Comprehensive Loss	(27,850)	(27,875)
Retained Earnings	820,838	756,181

Total Equity	1,264,080	1,089,898

Long-Term Debt	899,307	547,161

Total Capitalization	2,163,387	1,637,059

Current Liabilities:
Notes Payable	107,900	171,300
Current Portion of Long-Term Debt	52,809	417,909
Accounts Payable - Commodity	9,981	17,361
Accounts Payable - Other	46,379	60,797
Accounts Payable - Related Parties	5,339	9,752
Derivatives - Energy Related Liabilities	817	14,671
Derivatives - Other Current	709	488
Customer Deposits and Credit Balances	26,462	22,430
Environmental Remediation Costs	24,154	29,569
Taxes Accrued	2,785	1,907
Pension Benefits	3,693	3,693
Interest Accrued	11,239	6,789
Other Current Liabilities	6,774	12,489

Total Current Liabilities	299,041	769,155

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	253,302	274,482
Deferred Income Taxes - Net	387,840	357,637
Environmental Remediation Costs	78,735	101,693
Asset Retirement Obligations	80,855	96,509
Pension and Other Postretirement Benefits	105,510	99,981
Derivatives - Energy Related Liabilities	—	95
Derivatives - Other Noncurrent	10,163	7,368
Other	4,616	4,576

Total Regulatory and Other Noncurrent Liabilities	921,021	942,341

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,383,449	$3,348,555

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2020	$5,848	$355,744	$(27,875)	$756,181	$1,089,898
Net Income	—	—	—	70,522	70,522
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2020	5,848	355,744	(27,867)	826,703	1,160,428
Net Income	—	—	—	3,678	3,678
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Additional Investment by Shareholder	—	9,500	—	—	9,500
Balance at June 30, 2020	5,848	365,244	(27,859)	830,381	1,173,614
Net Loss	—	—	—	(9,543)	(9,543)
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Additional Investment by Shareholder	—	100,000	—	—	100,000
Balance at September 30, 2020	$5,848	$465,244	$(27,850)	$820,838	$1,264,080

Balance at January 1, 2019	$5,848	$355,744	$(22,357)	$668,787	$1,008,022
Net Income	—	—	—	68,731	68,731
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2019	5,848	355,744	(22,349)	737,518	1,076,761
Net Income	—	—	—	1,976	1,976
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2019	5,848	355,744	(22,341)	739,494	1,078,745
Net Loss	—	—	—	(11,604)	(11,604)
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at September 30, 2019	$5,848	$355,744	$(22,332)	$727,890	$1,067,150

The accompanying notes are an integral part of the condensed financial statements.

 Notes to Condensed Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - SJI provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪SJIU is a holding company that owns SJG and ETG and, until its sale, owned ELK.

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

▪Marina develops and operates on-site energy-related projects. Included in Marina were MTF and ACB, which, in February 2020, were sold to a third-party buyer (see "Agreement to Sell MTF & ACB" below). Also included in Marina are two solar projects which are currently classified as held for sale, and a third solar project that was sold in March 2020 (see "Agreement to Sell Solar Assets" below). The significant wholly-owned subsidiaries of Marina include:

•ACLE, BCLE, SCLE and SXLE own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. On June 1, 2020, the BCLE, SCLE, and SXLE landfill gas-to-energy-production facilities ceased operations after receiving approval from their respective local governmental authorities to do so.

•ESNJ-AL-Somers Point LLC, ESNJ-AL-Hamilton Square LLC, ESNJ-AL-Browns Mills LLC, and ESNJ-AL-Woodbury LLC own and operate solar generation sites located in New Jersey. All four were acquired in 2020 (see "Acquisitions" below).

▪SJESP receives commissions on service contracts from a third party.

▪Midstream invests in infrastructure and other midstream projects, including PennEast. See Note 3.

▪SJEI provides energy procurement and cost reduction services. The significant wholly-owned subsidiaries of SJEI include:

•AEP, an aggregator, broker and consultant in the retail energy markets, which was acquired in August 2019.

•EnerConnex, which is a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity. On August 7, 2020, SJEI acquired the remaining 75% of EnerConnex (see "Acquisitions" below), of which SJEI previously held a 25% interest.

BASIS OF PRESENTATION - SJI's condensed consolidated financial statements include the accounts of SJI, its direct and indirect wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. SJI is reporting on a consolidated basis the results of operations of the acquired entities discussed above as of their respective dates of acquisition, along with its controlling interest in Catamaran as noted below.

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

As of September 30, 2020 and December 31, 2019, SJI had assets and liabilities held for sale on the condensed consolidated balance sheets as a result of the agreements to sell that are discussed below. Unless otherwise noted, the disclosures herein related to specific asset and liability balances as of September 30, 2020 and December 31, 2019 exclude assets and liabilities held for sale. See "Assets and Liabilities Held for Sale" below for additional information, including major classes of assets and liabilities classified as held for sale for both periods presented.

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

ACQUISITIONS - SJI, through its wholly-owned subsidiary Marina, acquired ESNJ-AL-Somers Point LLC, ESNJ-AL-Hamilton Square LLC, and ESNJ-AL-Browns Mills LLC on June 30, 2020, and acquired ESNJ-AL-Woodbury LLC on August 21, 2020. These entities own newly operational solar-generation sites as noted above, and were acquired for $3.8 million in total consideration. See Note 17. These entities are separate from the solar assets and projects that are discussed under "Agreement to Sell Solar Assets."

On August 7, 2020, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex for total consideration of $7.5 million in cash. Prior to this transaction, SJEI had a 25% interest in EnerConnex; as such, the acquisition of the remaining 75% was accounted for as a business combination achieved in stages. See Note 17.

On August 12, 2020, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. On the same date, Catamaran purchased 100% ownership of Annadale, of which Marina has a 93% ownership interest. See Note 17.

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration.

ITC - The U.S. federal government provides businesses with an ITC under Section 48 of the Internal Revenue Code, available to the owner of solar and fuel cell systems that are purchased and placed into service. Among other requirements, such credits require projects to have commenced construction by a certain date. Accordingly, projects that commenced construction in 2019 were eligible for a 30% ITC. The credit will step down to 26% for projects that commence construction in 2020, 22% for projects that commence construction in 2021, and 10% for projects that commence construction thereafter. Marina is able to recognize a 30% ITC on the acquired solar assets of ESNJ-AL-Somers Point LLC, ESNJ-AL-Hamilton Square LLC, ESNJ-AL-Browns Mills LLC and ESNJ-AL-Woodbury LLC as all four projects commenced construction in 2019. Annadale also commenced construction in 2019 and qualified for a 30% ITC; however, as a fuel cell project, the ITC is capped at $1,500 per 0.5 kilowatt of capacity. Total ITCs on these solar and fuel cell projects recorded during the three and nine months ended September 30, 2020 were $12.0 million. No ITC was recorded during the three and nine months ended September 30, 2019.

AGREEMENT TO SELL SOLAR ASSETS - See Note 1 to the Consolidated Financial Statements under "Agreement to Sell Solar Assets" in Item 8 of the Form 10-K for the year ended December 31, 2019 for additional information regarding SJI’s agreement to sell its portfolio of solar energy assets (each, a "Project" and, in total, the "Transaction").

During the first nine months of 2020, one Project was sold for total consideration of $7.2 million, which was the net book value of the asset on the date of sale. The solar assets related to that Project were recorded as Assets Held for Sale on the condensed consolidated balance sheets as of December 31, 2019. During the first nine months of 2019, seven Projects were sold for total consideration of $24.3 million.

The Company currently has two solar projects that are not part of the Transaction but are expected to be sold in 2020. The solar assets related to these two projects were recorded as Assets Held for Sale on the condensed consolidated balance sheets as of both September 30, 2020 and December 31, 2019, where they will remain until they are transferred to a buyer.

AGREEMENT TO SELL MTF & ACB - In December 2019, the Company announced it had entered into an agreement to sell MTF and ACB to a third-party buyer for an initial sales price of $100.0 million, which includes working capital. This sale closed on February 18, 2020 for a final sales price of $97.0 million, with the initial sales price being reduced by the amount of cash flows generated by MTF and ACB from October 1, 2019 through the date of closing. Before being sold, these assets and liabilities were recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the condensed consolidated balance sheets as of December 31, 2019.

AGREEMENT TO SELL ELK - In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer. The MPSC approved this transaction during the second quarter of 2020 (see Note 7), and the transaction closed on July 31, 2020. Total consideration received was approximately $15.6 million, with working capital and other closing adjustments pending. The total net loss on the sale of ELK was not material. The assets and liabilities for ELK were recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the condensed consolidated balance sheets as of December 31, 2019.

ASSETS AND LIABILITIES HELD FOR SALE - As discussed above, SJI is involved in the potential sale of solar assets and has recorded $20.0 million of Nonutility Property & Equipment for two solar projects in Assets Held for Sale on the condensed consolidated balance sheets as of September 30, 2020. See Note 1 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2019 for more information about the Assets and Liabilities Held for Sale balances as of December 31, 2019, which, at the time, included three solar projects, MTF, ACB and ELK.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. We performed a qualitative assessment of the long-lived assets of SJI and SJG as of September 30, 2020 to determine whether the impact of the COVID-19 pandemic, and the resulting fluctuations in market conditions, indicate that the fair value of the assets are less than their carrying value. There were no indicators noted through these qualitative assessments that indicate an impairment has occurred.

No impairments were identified at SJI for the three and nine months ended September 30, 2020. An impairment charge of $1.3 million (pre-tax) was recorded within the on-site energy production segment at SJI for the three and nine months ended September 30, 2019, which was recorded in Impairment Charges on the condensed consolidated statements of income. This impairment charge was related to the expected purchase price of one of the unsold solar sites being less than its carrying value.

No impairments were identified at SJG for the three and nine months ended September 30, 2020 and 2019, respectively.

See discussion of impairment considerations related to goodwill and other intangible assets in Note 18.

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For retail customers (including SJG) that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. The Utilities also have revenues that arise from alternative revenue programs, which are discussed in Note 16. For ETG and SJG, unrealized gains and losses on energy-related derivative instruments are recorded in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI and SJG (see Note 12) until they become realized, in which case they are recognized in operating revenues. SJRG's gas revenues are recognized in the period the commodity is delivered. Realized and unrealized gains and losses on energy-related derivative instruments are also recognized in operating revenues for SJRG. SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. The Company recognizes revenues on commissions received related to SJESP appliance service contracts, along with AEP and EnerConnex energy procurement service contracts from a third party, on a monthly basis as the commissions are earned. Marina recognizes revenues for renewable energy projects when renewable energy credits have been transferred to the third party at an agreed upon price.

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

ARO activity for the nine months ended September 30, 2020 as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2020
ARO as of January 1,	$263,950
Accretion	7,129
Additions	3,266
Settlements	(6,195)
Revisions in Estimated Cash Flows (A)	(72,432)
ARO as of September 30,	$195,718

SJG:	2020
ARO as of January 1,	$96,509
Accretion	3,078
Additions	1,161
Settlements	(1,142)
Revisions in Estimated Cash Flows (A)	(18,751)
ARO as of September 30,	$80,855

(A) The revisions in estimated cash flows for SJI and SJG for the nine months ended September 30, 2020 shown in the table above reflect decreases in the estimated retirement costs primarily as a result of changes in contractor costs to settle the ARO liability. Corresponding entries were made to Regulatory Assets and Utility Plant, thus having no impact on earnings.

TREASURY STOCK - SJI uses the par value method of accounting for treasury stock. As of September 30, 2020 and December 31, 2019, SJI held 251,524 and 231,514 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

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

As of September 30, 2020 and December 31, 2019, the balance of the intangible asset is $7.7 million and $11.5 million, respectively, and is recorded to Other Current and Noncurrent Assets on the condensed consolidated balance sheets of SJI, with the reduction being due to amortization. As of September 30, 2020 and December 31, 2019, the balance in the liability is $7.5 million and $10.6 million, respectively, and is recorded to Regulatory Liabilities on the condensed consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

VSIP - SJG entered into a VSIP program with IBEW Local 1293 and IAM Local 76 union employees over the age of 60 years old with 10 or more years of service to SJG. Communication was made to these employees in both the first and second quarter 2020, with acceptance made by the Local 1293 employees by April 14, 2020 and by the Local 76 employees by May 6, 2020. Total cost to SJG for the VSIP recorded during the second quarter of 2020 was $0.6 million, all of which related to employees of SJG and was included in Operations Expense on the condensed consolidated statements of income (loss) of SJI and SJG for the nine months ended September 30, 2020.

THIRD PARTY GAS SUPPLIER REFUND - During the second quarter of 2020, a third party pipeline capacity supplier that is utilized by the Utilities and the wholesale energy operations at SJRG in the normal course of business settled its rate case with the FERC. As part of the executed settlement, the third party supplier was ordered to refund customers for over billings on transportation costs that had been charged during the rate case period. As a result, in June 2020, SJRG and SJG received notification from the supplier that refunds totaling approximately $11.2 million and $10.0 million, respectively, would be received. SJRG and SJG received the refunds in July 2020. Of the total SJRG refund, approximately $7.1 million was remitted to ETG under the terms of the AMA (see above). As transportation costs incurred by ETG under the AMA can be recovered from ratepayers under its BGSS rate mechanism, the $7.1 million was recorded as a Regulatory Liability (see Note 8). For the remaining $3.9 million retained by SJRG, approximately $3.8 million was recorded as Operating Revenues; as noted above, SJRG presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues. The remaining $0.1 million in interest was recorded in Other Income. As SJG also recovers these costs through its BGSS rate mechanism, the $10.0 million refund was recorded as a reduction to SJG's Regulatory Assets (see Note 8).

CURRENT PORTION OF LONG-TERM DEBT & SHORT-TERM BORROWINGS - As of September 30, 2020, the Company had $142.8 million of long-term debt that was due within one year ("current portion"), along with $597.0 million of notes payable which included borrowings under the commercial paper program and revolving credit facilities ("short-term borrowings"; see Note 10). As of December 31, 2019, the Company had $467.9 million of current portion and $848.7 million of short-term borrowings. This reduction is the result of SJI refinancing $600.0 million of short-term and current portion amounts that were outstanding as of December 31, 2019, including $400.0 million at SJG (see Note 14), with the remainder being paid down using proceeds from the agreements to sell assets discussed above. SJI expects to further reduce its current portion and short-term borrowings over the next twelve months by utilizing funds provided from refinancing activities and from the Company's revolving credit facilities.

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

Recently Adopted Standards:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
ASU 2017-04: Simplifying the Test for Goodwill Impairment
The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount.
		January 1, 2020	Prospective	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG.
ASU 2018-13: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This ASU modifies the disclosure requirements on the timing of liquidation of an investee's assets and the description of measurement uncertainty at the reporting date. Entities are now required to disclose: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Further, the standard eliminates disclosure requirements with respect to: (1) the transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements.
		January 1, 2020	Prospective for added disclosures and for the narrative description of measurement uncertainty	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG. Disclosures requirements are reflected in Note 13.
ASU 2019-04: Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
The amendments in this ASU provide codification improvements and further clarification on several topics, including ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as well as ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). See ASU 2016-13 below for more detail.
		January 1, 2020	Amendments related to ASU 2016-01 and ASU 2016-13 - modified retrospective; all other amendments - prospective	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG.
ASU 2016-13: Measurement of Credit Losses on Financial Instruments
The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to develop credit loss estimates. An entity will apply the amendment through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.
		January 1, 2020	Modified retrospective	The impact of adoption did not result in an adjustment to retained earnings for either SJI or SJG as of January 1, 2020.

Standards Not Yet Effective:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
ASU 2018-14: Changes to the Disclosure Requirements for Defined Benefit Plans
This ASU eliminates requirements for certain disclosures such as the amount and timing of plan assets expected to be returned to the employer and the amount of future annual benefits covered by insurance contracts. The standard adds new disclosures that provide information relating to the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates and an explanation for significant gains or losses related to changes in the benefit obligations for the period.
		Annual disclosures for the fiscal year ending December 31, 2020	Retrospective
Adoption of this guidance will not have a material impact on the financial statements of SJI and SJG. Management is currently determining the impact that adoption of this guidance will have on the SJI and SJG disclosures within the notes to the financial statements.

ASU 2019-12: Simplifying the Accounting for Income Taxes	This ASU removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance also adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.	January 1, 2021; early adoption permitted	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment; Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments	Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.
ASU 2020-01: Clarifying the Interactions between Topic 321 (Investments - Equity Securities), Topic 323 (Investments - Equity Method and Joint Ventures), and Topic 815 (Derivatives and Hedging)
The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in this ASU also clarify that for the purposes of applying Topic 815, an entity should not consider whether, upon the settlement of a forward contract or exercise of a purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825.
		January 1, 2021; early adoption permitted	Prospective	Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

ASU 2020-04: Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The amendments in this ASU provide various optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.

March 12, 2020 through December 31, 2022

An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

Prospective for contract modifications and hedging relationships. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic.
Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG. Management is also evaluating timing of adoption.
ASU 2020-06: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
The amendments in this ASU simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20. Under the amendments, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The amendments also add new convertible instrument disclosure requirements. Additionally, the amendments in this ASU remove certain conditions from the settlement guidance within the derivative scope exception guidance contained in Subtopic 815-40 and further clarify the derivative scope exception guidance. Finally, the amendments in this ASU align the diluted EPS calculation for convertible instruments by requiring that an entity use the if-converted method instead of the treasury stock method when calculated diluted EPS for convertible instruments.
	January 1, 2022; early adoption permitted, but not before January 1, 2021	Retrospective or Modified Retrospective	Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG.

2.    STOCK-BASED COMPENSATION PLAN:

Under SJI's 2015 Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the nine months ended September 30, 2020 and 2019. No stock appreciation rights have been issued under the Plan.  During the nine months ended September 30, 2020 and 2019, SJI granted 225,278 and 184,791 total restricted shares, respectively, to Officers and other key employees under the Plan.

SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. During the nine months ended September 30, 2020 and 2019, Officers and other key employees were granted 105,451 and 88,550 shares of time-based restricted stock, respectively, which are included in the total restricted shares noted above.

Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. During the nine months ended September 30, 2020 and 2019, Officers and other key employees were granted 119,827 and 96,241 shares of performance-based restricted stock, respectively, which are included in the total restricted shares noted above.

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

During the nine months ended September 30, 2020 and 2019, SJI granted 38,456 and 30,961 restricted shares, respectively, to Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding for SJI at September 30, 2020 and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2018 - TSR	48,304	$31.05	21.9%	2.00%
	2018 - CEGR, Time	63,389	$31.23	N/A	N/A
	2019 - TSR	36,642	$32.88	23.2%	2.40%
	2019 - CEGR, Time	101,982	$31.38	N/A	N/A
	2020 - TSR	46,752	$25.51	34.8%	0.21%
	2020 - CEGR, Time	178,526	$25.19	N/A	N/A

Directors -	2020	38,456	$32.07	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Officers & Key Employees	$1,220	$1,071	$3,671	$3,355
Directors	302	209	899	613
Total Cost	1,522	1,280	4,570	3,968

Capitalized	(12)	(119)	(35)	(153)
Net Expense	$1,510	$1,161	$4,535	$3,815

The table above does not reflect the reversal of approximately $1.3 million in 2020 of previously recorded costs associated with TSR and CEGR-based grants for which performance goals were not met.

As of September 30, 2020, there was $7.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity for SJI during the nine months ended September 30, 2020, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2020	402,146	30,961	$31.50
Granted	225,278	38,456	$26.32
Cancelled/Forfeited	(14,867)	—	$31.48
Vested*	(136,963)	(30,961)	$31.49
Nonvested Shares Outstanding, September 30, 2020	475,594	38,456	$28.84

*Earnings and performance-based targets during the three-year vesting periods were not attained for the 2017 Officer and other key employee grants that vested in the first quarter of 2020. As a result, no shares were awarded in 2020 associated with the 2017 TSR and CEGR-based grants.

The targets for the time-based grants were met. As a result, during the nine months ended September 30, 2020, SJI awarded 72,470 shares to its Officers and other key employees at a market value of $2.1 million. During the nine months ended September 30, 2019, SJI awarded 125,288 shares at a market value of $3.7 million. These awarded amounts for 2020 and 2019 include awards for previously deferred shares that were paid during the nine month periods.

During the nine months ended September 30, 2020 and 2019, SJI also awarded 30,961 and 26,416 shares to its Directors at a market value of $0.8 million for both periods.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the nine months ended September 30, 2020 and 2019, SJG officers and other key employees were granted 7,902 and 6,095 shares of SJI restricted stock, respectively, which had an immaterial impact to SJG's financial statements for both the nine months ended September 30, 2020 and 2019.

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
•On October 8, 2019, the NJDEP denied and closed PennEast’s application for several permits without prejudice, citing the Third Circuit decision. On October 11, 2019, PennEast submitted a letter to the NJDEP objecting to its position that the application is administratively incomplete. PennEast's objections were rejected by the NJDEP on November 18, 2019.
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
•On April 14, 2020, The U.S. Supreme Court ordered the state of New Jersey to respond to PennEast's petition. The court directed NJ respondents, including state agencies and the NJ Conservation Foundation, to answer the petition by PennEast. The state responded on June 2.
•On June 25, 2020, the U.S. Supreme Court examined the PennEast case to determine if it would review the decision by the U.S. Court of Appeals for the Third Circuit.
•On June 29, 2020, the U.S. Supreme Court invited the U.S. Solicitor General to file a brief expressing the views of the United States.

PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, along with the other partners, are intending to contribute to the project.

Our investment in PennEast totaled $89.4 million and $82.7 million as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the Company evaluated its investment in PennEast for impairment and determined there is not a triggering event for other-than-temporary impairment, and has not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal proceedings are ongoing, and the intent is to move forward with all potential legal proceedings and other options available. Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal proceedings have not been impacted. However, it is reasonably possible that the legal proceedings could have unfavorable outcomes, or there could be other future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

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

SJRG had net sales to EnergyMark of $1.8 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively and $10.4 million and $22.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Affiliate Transactions - During the first nine months of 2020, SJI had net repayments from unconsolidated affiliates of $1.2 million. During the first nine months of 2019, SJI made investments in and advances to unconsolidated affiliates of $6.0 million.  As of September 30, 2020 and December 31, 2019, the outstanding balance of Notes Receivable – Affiliate was $14.9 million and $18.1 million, respectively. These Notes Receivable-Affiliates balances are broken out as follows:

•As of September 30, 2020 and December 31, 2019, $12.4 million and $13.1 million, respectively, of notes are related to Energenic; such notes are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. Losses incurred in the current periods at Energenic are offset against the Notes Receivable – Affiliate balance as our investment in the Energenic affiliate has been reduced to zero as a result of prior period losses.

•As of September 30, 2020 and December 31, 2019, the remaining $2.5 million and $5.0 million, respectively, of these notes are unsecured and accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2020 and December 31, 2019, SJI had a net asset of approximately $92.9 million and $87.1 million, respectively, included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees. SJI’s maximum exposure to loss from these entities as of September 30, 2020 and December 31, 2019 is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $107.8 million and $105.2 million, respectively.

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

Summarized operating results of the discontinued operations for the three and nine months ended September 30, 2020 and 2019, were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss before Income Taxes:
Sand Mining	$3	$(16)	$(32)	$(60)
Fuel Oil	(76)	(59)	(193)	(212)
Income Tax Benefits	15	16	47	56
Loss from Discontinued Operations — Net	$(58)	$(59)	$(178)	$(216)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—	$—

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues/Affiliates:
SJRG	$595	$1,092	$2,192	$3,518
Marina	—	82	60	290
Other	20	20	59	60
Total Operating Revenue/Affiliates	$615	$1,194	$2,311	$3,868

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG*	$1,808	$2,326	$3,404	$8,908

Operations Expense/Affiliates:
SJI	$5,909	$5,087	$17,463	$15,507
SJIU	743	630	2,616	1,971
Millennium	814	794	2,461	2,118
Other	453	340	1,335	6,790
Total Operations Expense/Affiliates	$7,919	$6,851	$23,875	$26,386

*These costs are included in SJG's Cost of Sales on the condensed statements of income/(loss). As discussed in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated income statement.

4.    COMMON STOCK:

The following shares were issued and outstanding for SJI:

2020
Beginning Balance, January 1	92,394,155
New Issuances During the Period:
ATM Equity Offering	8,122,283
Stock-Based Compensation Plan	71,474
Ending Balance, September 30	100,587,912

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock, which shows an increase on the condensed consolidated balance sheets from December 31, 2019 to September 30, 2020 primarily due to the issuance of shares under the ATM equity offering.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of September 30, 2020. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

ATM EQUITY OFFERING - In April 2020, SJI entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") to sell, from time to time, shares of the Company’s common stock, par value $1.25 per share, having an aggregate sale price up to $200.0 million, through an “at-the-market” equity offering program. Pursuant to the Sales Agreement, the shares of common stock were to be offered and sold through any of the named sales agents in negotiated transactions or transactions that are deemed to be “at-the-market” offerings. In June 2020, 8,122,283 shares were sold pursuant to the Sales Agreement at an average market price of approximately $24.62 for total net proceeds of $198.0 million after deducting commissions and other general & administrative expenses. These sales exhausted the shares that were available for sale under the Sales Agreement. The Company is using the net proceeds from this offering for general corporate purposes.

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

The convertible units consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal amount:
Principal (A)	$287,500	$287,500
Unamortized debt discount and issuance costs (A)	7,323	7,737
Net carrying amount	$280,177	$279,763
Carrying amount of the equity component (B)	$—	$—

(A) Included in the condensed consolidated balance sheets within Long-Term Debt.
(B) There is currently no equity portion.

During both the three months ended September 30, 2020 and 2019, the Company recognized approximately $0.1 million of amortization of debt discount and issuance costs prior to capitalization of interest, and $2.7 million of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of income/(loss). During both the nine months ended September 30, 2020 and 2019, the Company recognized approximately $0.4 million of amortization of debt discount and issuance costs prior to capitalization of interest, and $8.0 million of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of income/(loss). The effective interest rate was 4.0%.

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 124,705 and 116,904 for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, incremental shares of 141,062 and 129,979, respectively, were not included in the denominator for the diluted EPS calculation because they would have an antidilutive effect on EPS. These additional shares relate to SJI's restricted stock as discussed in Note 2, along with the impact of the Equity Units discussed above, accounted for under the treasury stock method.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2019 or the first nine months of 2020. SJI does not intend to issue equity capital via the DRP during the remainder of 2020.

ADDITIONAL INVESTMENT BY SHAREHOLDER - SJG received $100.0 million and $109.5 million in equity infusions from SJI during the three and nine months ended September 30, 2020, respectively. There was no equity infusion during the three and nine months ended September 30, 2019. Future equity contributions will occur on an as-needed basis.

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

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30, 2020
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$10,103	$1,528
Restricted Investments	199	199
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$10,302	$1,727

	As of December 31, 2019
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$6,417	$2,678
Restricted Investments	21,964	4,073
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$28,381	$6,751

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at September 30, 2020 and December 31, 2019, which would be included in Level 1 of the fair value hierarchy (see Note 13).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable are recorded gross on the condensed consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$30,410	$19,829
Provision for expected credit losses	5,416	19,994
Recoveries of accounts previously written off	126	688
Uncollectible accounts written off	(2,935)	(7,494)
Balance at end of period	$33,017	$33,017

SJG:
Balance at beginning of period	$14,472	$14,032
Provision for expected credit losses	4,783	8,255
Recoveries of accounts previously written off	4	295
Uncollectible accounts written off	(2,422)	(5,745)
Balance at end of period	$16,837	$16,837

As discussed in Note 8, as a result of a July 2, 2020 BPU Order, during the second quarter 2020, ETG and SJG deferred amounts of incremental costs related to the COVID-19 pandemic as regulatory assets. As of September 30, 2020, the amounts recorded within this regulatory asset related to the allowance for credit losses are approximately $9.3 million and $3.8 million for ETG and SJG, respectively, and are included in the provision for expected credit losses shown in the tables above.

NOTES RECEIVABLE-AFFILIATES - See Note 3.

LONG-TERM RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $2.8 million and $3.7 million as of September 30, 2020 and December 31, 2019, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.4 million and $0.5 million as of September 30, 2020 and December 31, 2019, respectively. The annualized amortization to interest is not material to SJI’s or SJG's condensed consolidated financial statements. In addition, as part of the EET/EEP programs, SJG provides funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans were $42.8 million and $33.5 million as of September 30, 2020 and December 31, 2019, respectively. On the condensed consolidated balance sheets of SJI and SJG, the current portion of EET/EEP loans receivable totaled $5.9 million and $4.6 million and is reflected in Accounts Receivable as of September 30, 2020 and December 31, 2019, respectively, and the non-current portion totaled $36.9 million and $28.9 million and is reflected in Contract Receivables as of September 30, 2020 and December 31, 2019, respectively. Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized. There have been no impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at September 30, 2020 and December 31, 2019, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of September 30, 2020, SJI had approximately $5.7 million, or 12.2%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at September 30, 2020 and December 31, 2019, except as noted below (in thousands):

	September 30, 2020	December 31, 2019
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$2,836,407	$2,734,745

Carrying amounts of long-term debt, including current maturities	$2,674,441	$2,537,995
Net of:
Unamortized debt issuance costs	$29,168	$25,547
Unamortized debt discounts	$5,246	$5,313

SJG
Estimated fair values of long-term debt	$1,035,948	$915,248

Carrying amounts of long-term debt, including current maturities	$952,116	$965,100
Net of:
Unamortized debt issuance costs	$9,239	$6,284

For Long-Term Debt (including current maturities), in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13)

OTHER FINANCIAL INSTRUMENTS - The carrying amounts of SJI's and SJG's other financial instruments approximate their fair values at September 30, 2020 and December 31, 2019.

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
•On-site energy production consists of MTF and ACB, which were sold on February 18, 2020. This segment also includes other energy-related projects, including three legacy solar projects, one of which was sold during the three months ended March 31, 2020. Also included in this segment are the activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020. As of September 30, 2020, on-site energy production also includes newly acquired entities which own and operate solar-generation sites located in New Jersey, as well as the Catamaran joint venture, which owns Annadale. See Notes 1 and 17.
•Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.
•Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.
•Corporate & Services segment includes costs related to acquisitions and divestitures, along with other unallocated costs. Also included in this segment are the results of SJEI.
•Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG and ETG and, until its sale, ELK. SJI groups its nonutility operations into separate categories: Energy Group, Energy Services, Midstream and Corporate & Services. Energy Group includes wholesale energy and retail electric operations. Energy Services includes on-site energy production and appliance service operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). The results for AEP are included in the Corporate & Services segment from the acquisition date of August 31, 2019, and the results for EnerConnex are included in the Corporate & Services segment for all periods, based on the ownership interest levels applicable within each period (see Notes 1 and 17). Further, the results and balances for On-Site Energy Production are impacted by the sales of solar assets and the sale of MTF and ACB (see Note 1). The identifiable assets balance for On-Site Energy Production as of September 30, 2020 is also impacted by the newly acquired entities (see Notes 1 and 17).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$66,190	$62,039	$394,066	$396,505
ETG Utility Operations	37,503	30,619	239,503	215,647
ELK Utility Operations	285	892	4,792	5,210
Subtotal SJI Utilities	103,978	93,550	638,361	617,362
Energy Group:
Wholesale Energy Operations	143,338	135,856	373,308	452,346
Retail Electric Operations	7,692	22,395	29,874	65,617
Subtotal Energy Group	151,030	158,251	403,182	517,963
Energy Services:
On-Site Energy Production	6,317	11,980	15,459	38,098
Appliance Service Operations	491	514	1,485	1,529
Subtotal Energy Services	6,808	12,494	16,944	39,627
Corporate and Services	11,488	10,252	38,116	31,438
Subtotal	273,304	274,547	1,096,603	1,206,390
Intersegment Sales	(11,755)	(13,344)	(40,978)	(40,955)
Total Operating Revenues	$261,549	$261,203	$1,055,625	$1,165,435

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating (Loss) Income:
SJI Utilities:
SJG Utility Operations	$(6,080)	$(8,319)	$108,297	$100,241
ETG Utility Operations	(3,163)	(5,112)	57,274	41,088
ELK Utility Operations	(374)	(197)	373	401
Subtotal SJI Utilities	(9,617)	(13,628)	165,944	141,730
Energy Group:
Wholesale Energy Operations	2,768	(8,371)	16,272	(13,263)
Retail Electric Operations	(842)	(3)	(2,512)	(3,972)
Subtotal Energy Group	1,926	(8,374)	13,760	(17,235)
Energy Services:
On-Site Energy Production	2,455	2,634	143	5,049
Appliance Service Operations	586	468	1,482	1,484
Subtotal Energy Services	3,041	3,102	1,625	6,533
Corporate and Services	(3,844)	(125)	(3,870)	(5,680)
Total Operating (Loss) Income	$(8,494)	$(19,025)	$177,459	$125,348

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$25,762	$23,564	$76,216	$69,349
ETG Utility Operations	10,391	7,461	30,370	20,932
ELK Utility Operations	52	158	354	383
Subtotal SJI Utilities	36,205	31,183	106,940	90,664
Energy Group:
Wholesale Energy Operations	14	22	44	70
Subtotal Energy Group	14	22	44	70
Energy Services:
On-Site Energy Production	30	1,248	36	3,756
Subtotal Energy Services	30	1,248	36	3,756
Corporate and Services	1,267	1,094	3,704	4,092
Total Depreciation and Amortization	$37,516	$33,547	$110,724	$98,582

Interest Charges:
SJI Utilities:
SJG Utility Operations	$8,271	$7,840	$23,832	$23,584
ETG Utility Operations	7,398	7,165	22,321	20,106
ELK Utility Operations	2	4	21	15
Subtotal SJI Utilities	15,671	15,009	46,174	43,705
On-Site Energy Production	277	2,097	2,974	6,520
Midstream	677	573	1,837	1,672
Corporate and Services	12,490	14,433	43,332	44,496
Subtotal	29,115	32,112	94,317	96,393
Intersegment Borrowings	(1,353)	(3,255)	(5,430)	(10,449)
Total Interest Charges	$27,762	$28,857	$88,887	$85,944

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income Taxes:
SJI Utilities:
SJG Utility Operations	$(3,293)	$(3,747)	$23,157	$20,620
ETG Utility Operations	(2,475)	(2,065)	7,869	4,028
ELK Utility Operations	(4)	(54)	186	100
Subtotal SJI Utilities	(5,772)	(5,866)	31,212	24,748
Energy Group:
Wholesale Energy Operations	858	(2,130)	4,583	(3,088)
Retail Electric Operations	(233)	4	(478)	(814)
Subtotal Energy Group	625	(2,126)	4,105	(3,902)
Energy Services:
On-Site Energy Production	(11,191)	242	(10,897)	(115)
Appliance Service Operations	116	142	461	445
Subtotal Energy Services	(11,075)	384	(10,436)	330
Midstream	(58)	(18)	(174)	(83)
Corporate and Services	(3,187)	(3,299)	(10,982)	(11,715)
Total Income Taxes	$(19,467)	$(10,925)	$13,725	$9,378

Property Additions:
SJI Utilities:
SJG Utility Operations	$73,481	$73,059	$181,440	$195,621
ETG Utility Operations	45,452	50,426	149,578	142,388
ELK Utility Operations	112	468	971	2,096
Subtotal SJI Utilities	119,045	123,953	331,989	340,105
Energy Group:
Wholesale Energy Operations	2	1	2	1
Subtotal Energy Group	2	1	2	1
Energy Services:
On-Site Energy Production	59,866	—	62,751	164
Subtotal Energy Services	59,866	—	62,751	164
Midstream	29	16	115	35
Corporate and Services	715	368	2,076	954
Total Property Additions	$179,657	$124,338	$396,933	$341,259

	September 30, 2020	December 31, 2019
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,383,449	$3,348,555
ETG Utility Operations	2,482,155	2,458,846
ELK Utility Operations	—	21,723
Subtotal SJI Utilities	5,865,604	5,829,124
Energy Group:
Wholesale Energy Operations	126,973	195,576
Retail Electric Operations	21,176	30,351
Subtotal Energy Group	148,149	225,927
Energy Services:
On-Site Energy Production	113,050	154,021
Subtotal Energy Services	113,050	154,021
Midstream	90,459	83,517
Discontinued Operations	1,790	1,766
Corporate and Services	249,943	403,170
Intersegment Assets	(160,072)	(332,185)
Total Identifiable Assets	$6,308,923	$6,365,340
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

SJG:

In the first quarter of 2020, the final rates were approved by the BPU on SJG's 2019-2020 annual BGSS, CIP and SBC/TIC filings. All were approved as previously requested. The BGSS and CIP approvals do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or previous over/under recoveries from ratepayers associated with each respective mechanism.

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

In July 2020, SJG filed its annual SBC petition, requesting a $5.5 million increase in revenues. The SBC is comprised of three sub-components, consisting of the RAC, CLEP and TIC. This matter is currently pending BPU approval.

In September 2020, SJG filed a petition seeking authorization to implement new EEPs and to recover costs associated with the EEPs through the existing cost recovery mechanism, the EET. SJG requested to implement the new EEPs commencing July 1, 2021. SJG’s petition includes a request to recover, in the first year, $6.3 million in revenues to continue recovering the costs of, and the allowed return on, investments associated with prior period EEPs, along with investments associated with the new EEPs. This matter is currently pending BPU approval.

In September 2020, the BPU approved the following:

•A $59.4 million decrease in BGSS annual revenues and a $27.4 million increase in CIP annual revenues, both effective October 1, 2020, on a provisional basis; these rate adjustments are associated with our June 2020 annual filings for the 2020-2021 BGSS/CIP year, which runs from October 1, 2020 through September 30, 2021. Our BGSS filing included consideration of $22.9 million of costs requested to be recovered over a two-year period related to a previous dispute on a long-term gas supply contract that was settled during 2019. The provisional rate adjustments effective October 1, 2020, include the temporary removal of these amounts to allow for a further review of these costs during the course of this proceeding which we expect to be completed during the second quarter of 2021.

•The settlement of SJG's rate case petition, resulting in an increase in annual revenues from base rates effective October 1, 2020 of $39.5 million, including an approved overall rate of return of 6.9%, with a return on equity of 9.6% and a common equity component of 54.0%. Also included was recovery of $10.1 million in costs related to a previous project to re-power the former BL England facility with natural gas (see Note 8). These costs are to be amortized over a five year period commencing October 1, 2020.

•An increase in annual revenues from base rates of $6.4 million to reflect the roll-in of $58.8 million of AIRP II in service investments for the period July 2019 through June 2020, effective October 1, 2020.

•An increase in annual revenues from base rates of $3.7 million to reflect the roll-in of $33.3 million of SHARP II in service investments for the period July 2019 through June 2020, effective October 1, 2020.

•The Statewide USF annual 2020-2021 budget for all the State’s gas utilities, which included a decrease of approximately $0.3 million in SJG’s USF recoveries, effective October 1, 2020.

•A rate adjustment to SJG’s Tax Act Rider to refund approximately $14.9 million related to SJG’s unprotected EDIT. Additionally, as part of the approved settlement in its base rate case, SJG will refund an additional $1.9 million associated with the accumulated balance of the amortization of the protected excess ADIT during the period January 1, 2018 through June 30, 2019. Effective October 1, 2020, this amount will be refunded to customers through the Tax Act Rider H over its remaining three-year term.

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

In April 2020, ETG submitted its annual filing, pursuant to the June 2019 BPU approval of the IIP. In July 2020, ETG submitted an updated filing, reflecting rider rates to increase revenues by $6.8 million to reflect the roll-in of $63.3 million of IIP investments. The BPU issued an Order in September 2020 approving the updated IIP rates effective October 1, 2020.

In June 2020, ETG submitted its annual BGSS filing. During discovery, ETG updated the rate for a revised request of a $21.1 million decrease in revenues. The BPU issued an Order in September 2020 approving the revised rate decrease on a provisional basis effective October 1, 2020. The matter is currently pending final BPU approval.

In June 2020, ETG along with the other New Jersey gas utilities filed jointly for a statewide USF rate decrease and a statewide Lifeline rate increase with effective dates of October 1, 2020 resulting in a reduction in the combined rates. The proposed revenue decrease for ETG is approximately $0.3 million. The BPU issued an Order in September 2020 approving the USF and Lifeline rates effective October 1, 2020.

In July 2020, ETG filed its annual RAC rate adjustment petition, requesting a $3.2 million decrease in revenues related to the recovery of costs of remediation. This matter is currently pending BPU approval.

In July 2020, ETG filed its annual WNC/CEP/OSMC rate adjustment petition, requesting an $8.5 million increase in revenues to recover costs associated with these riders. The BPU issued an Order in September 2020 approving the rates on a provisional basis effective October 1, 2020. This matter is currently pending final BPU approval.

In July 2020, ETG filed its annual EEP rate adjustment petition, requesting a $0.2 million decrease in revenues related to the recovery of costs of, and the allowed return on, investments associated with its EEPs. This matter is currently pending BPU approval.

In September 2020, ETG filed to expand its EEPs for three years with proposed investments totaling approximately $100.0 million. ETG proposed a rate adjustment beginning in July 2021, which would initially increase annual revenues by $3.7 million. ETG also proposed to establish a CIP, similar to SJG’s CIP, which eliminates the link between usage and margin and includes a weather component. This matter is currently pending BPU approval.

The BGSS, USF, Lifeline, RAC, WNC, CEP and OSMC approvals discussed above do not impact ETG's earnings. They represent changes in the cash requirements of ETG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

ELK:

As discussed in Note 1, in December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer. This transaction was approved by the MPSC on June 29, 2020. This transaction closed on July 31, 2020 (see Note 1).

8.    REGULATORY ASSETS AND REGULATORY LIABILITIES:

Except as described below, there have been no significant changes to the nature or balances of the Utilities' regulatory assets and liabilities since December 31, 2019, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

The Utilities' Regulatory Assets as of September 30, 2020 and December 31, 2019 consisted of the following items (in thousands):

	September 30, 2020
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$160,828	$10,267	$—	$171,095
Liability for Future Expenditures	102,889	93,111	—	196,000
Insurance Recovery Receivables	—	(13,615)	—	(13,615)
Deferred ARO Costs	40,858	23,591	—	64,449
Deferred Pension Costs - Unrecognized Prior Service Cost	—	34,940	—	34,940
Deferred Pension and Other Postretirement Benefit Costs	72,010	1,825	—	73,835
Deferred Gas Costs - Net	19,222	—	—	19,222
CIP Receivable	16,242	—	—	16,242
SBC Receivable	2,665	—	—	2,665
Deferred Interest Rate Contracts	10,872	—	—	10,872
EET	16,810	—	—	16,810
Pipeline Supplier Service Charges	457	—	—	457
Pipeline Integrity Cost	5,837	—	—	5,837
AFUDC - Equity Related Deferrals	11,491	—	—	11,491
WNC	—	5,535	—	5,535
Other Regulatory Assets	25,889	18,000	—	43,889

Total Regulatory Assets	$486,070	$173,654	$—	$659,724

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$156,279	$16,955	$—	$173,234
Liability for Future Expenditures	131,262	101,083	—	232,345
Insurance Recovery Receivables	—	(20,423)	—	(20,423)
Deferred ARO Costs	36,515	18,108	—	54,623
Deferred Pension Costs - Unrecognized Prior Service Cost	—	37,378	—	37,378
Deferred Pension and Other Postretirement Benefit Costs	72,010	1,825	—	73,835
Deferred Gas Costs - Net	49,469	5,301	293	55,063
SBC Receivable	1,478	—	—	1,478
Deferred Interest Rate Contracts	7,856	—	—	7,856
EET	12,877	—	—	12,877
Pipeline Supplier Service Charges	525	—	—	525
Pipeline Integrity Cost	6,516	—	—	6,516
AFUDC - Equity Related Deferrals	10,712	—	—	10,712
WNC	—	—	231	231
Other Regulatory Assets	10,678	9,004	—	19,682

Total Regulatory Assets	$496,177	$169,231	$524	$665,932

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

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's BGSS clause. Net under-collected gas costs are classified as a regulatory asset and net over-collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (see Note 12). SJG's balance as of both September 30, 2020 and December 31, 2019 also includes $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract. We believe that the amount paid by SJG to the third party supplier to settle the pricing dispute reflects a gas cost that ultimately will be recovered from SJG's customers through adjusted rates through the BGSS clause and the matter is currently pending review by the BPU. The BGSS regulatory assets of SJI and SJG decreased from December 31, 2019 to September 30, 2020, primarily due to recoveries from customers exceeding the actual gas commodity costs, changes in valuations of hedged natural gas positions from prior periods and refunds from a third party gas supplier (see Note 1).

DEFERRED ARO COSTS - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation. The Deferred ARO costs regulatory asset increased from the prior year due to the revisions to the settlement timing, retirement costs and changes to inflation and discount rates used to measure the expected retirement costs. Corresponding changes are made to the ARO liability, thus having no impact on earnings.

CIP RECEIVABLE - The CIP tracking mechanism at SJG adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the first nine months of 2020, resulting in a regulatory asset at September 30, 2020 as compared to a regulatory liability at December 31, 2019. This is primarily the result of warmer than normal weather experienced in the region during the winter months.

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

OTHER REGULATORY ASSETS - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates. Included in Other Regulatory Assets for SJG is the impact of the ERIP on SJG employees, see Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019. The increase in Other Regulatory Assets for SJG is primarily due to a $10.1 million reclassification of costs from Utility Plant to Regulatory Assets on the condensed consolidated balance sheet related to a previous project to re-power the former BL England facility with natural gas. RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. As of March 2020, SJG had determined that the project under construction will be abandoned. SJG requested that the project costs spent to date be recovered as a regulatory asset within its rate case petition, which was approved by the BPU during the third quarter of 2020 (see Note 7).

On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company will be required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. As of September 30, 2020, ETG and SJG deferred $9.3 million and $3.8 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery.

The Utilities Regulatory Liabilities as of September 30, 2020 and December 31, 2019 consisted of the following items (in thousands):

	September 30, 2020
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$12,849	$37,648	$—	$50,497
Excess Deferred Taxes	240,453	114,839	—	355,292
Deferred Revenues - Net	—	15,106	—	15,106
Amounts to be Refunded to Customers	—	7,455	—	7,455
Other Regulatory Liabilities	—	589	—	589

Total Regulatory Liabilities	$253,302	$175,637	$—	$428,939

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$16,333	$36,343	$—	$52,676
Excess Deferred Taxes	251,355	117,695	—	369,050
Deferred Revenues - Net	—	52	—	52
CIP Payable	6,794	—	—	6,794
WNC	—	2,684	—	2,684
Amounts to be Refunded to Customers	—	10,625	—	10,625
Other Regulatory Liabilities	—	1,037	—	1,037

Total Regulatory Liabilities	$274,482	$168,436	$—	$442,918

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in this liability from December 31, 2019 to September 30, 2020 is related to excess tax amounts returned to customers through customer billings. The Unprotected amount of excess deferred taxes will be returned to customers over a five year period. As part of the BPU approved settlement of its 2020 base rate case, SJG will amortize the Protected Excess ADIT liability and the Excess ADIT Asset NOL (see Note 7).

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's and ETG's bill credit. Net under-collected gas costs are classified as a regulatory asset and net over-collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The regulatory liability as of September 30, 2020 is a result of over-collection and refunds from a third party gas supplier (see Note 1).

9.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2020 and 2019, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service Cost	$974	$1,387	$4,349	$4,187
Interest Cost	3,862	4,307	11,388	12,971
Expected Return on Plan Assets	(5,569)	(5,077)	(16,473)	(15,213)
Amortizations:
Prior Service Cost	26	26	79	79
Actuarial Loss	2,647	2,398	8,077	7,195
Net Periodic Benefit Cost	1,940	3,041	7,420	9,219
Capitalized Benefit Cost	(410)	(454)	(1,470)	(1,423)
Deferred Benefit Cost	(377)	(516)	(1,193)	(1,710)
Total Net Periodic Benefit Expense	$1,153	$2,071	$4,757	$6,086

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service Cost	$182	$129	$511	$400
Interest Cost	560	729	1,775	2,163
Expected Return on Plan Assets	(1,345)	(1,147)	(4,036)	(3,428)
Amortizations:
Prior Service Cost	(180)	(144)	(468)	(432)
Actuarial Loss	255	292	640	876
Net Periodic Benefit Cost	(528)	(141)	(1,578)	(421)
Capitalized Benefit Cost	57	(115)	(157)	(270)
Deferred Benefit Cost	(90)	118	701	352
Total Net Periodic Benefit Expense	$(561)	$(138)	$(1,034)	$(339)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $1.6 million and $1.9 million of the totals presented in the table above for the three months ended September 30, 2020 and 2019, respectively, and $5.4 million and $6.3 million of the totals presented in the table above for the nine months ended September 30, 2020 and 2019, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 7.25%.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $(0.1) million and $(0.1) million of the totals presented in the table above for the three months ended September 30, 2020 and 2019, respectively, and $(1.5) million and $(0.3) million of the totals presented in the table above for the nine months ended September 30, 2020 and 2019, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 6.75%.

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

No contributions were made to the pension plans by either SJI or SJG during the nine months ended September 30, 2020 or 2019. SJI and SJG do not expect to make any contributions to the pension plans during the remainder of 2020; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded SERP are expected to be approximately $3.7 million in 2020.

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

10.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of September 30, 2020 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$199,300	(A)	$300,700	August 2022
Term Loan Credit Agreement	150,000	150,000		—	March 2021

Total SJI	650,000	349,300		300,700

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	108,700	(B)	91,300	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2021 (D)

Total SJG	210,000	108,700		101,300

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	150,400	(C)	49,600	April 2022

Total	$1,060,000	$608,400		$451,600

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
(D) SJG renewed this facility during the third quarter of 2020.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of September 30, 2020.

On March 26, 2020, SJI entered into an unsecured $150.0 million term loan agreement, which bears interest at variable rates. The maturity date of the term loan is March 25, 2021, and the loan is recorded in Notes Payable on the condensed consolidated balance sheets as of September 30, 2020. The proceeds of the loan were used for general corporate purposes.

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

SJIU and ETG (as Borrowers) have a $200.0 million revolving credit agreement with several lenders. The revolving credit agreement provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million, in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, the Borrowers may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). This facility contains one financial covenant, limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) of each Borrower to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJIU and ETG were in compliance with this covenant at September 30, 2020.

The Utilities' (including SJG) facilities are restricted as to use and availability specifically to the respective Utilities; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the Utilities. All committed facilities contain one financial covenant limiting the ratio of indebtedness to total capitalization of the applicable borrowers (as defined in the respective credit agreements), measured on a quarterly basis. SJI and the Utilities were in compliance with these covenants as of September 30, 2020. Borrowings under these credit facilities are at market rates.

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	September 30, 2020	September 30, 2019
Weighted average interest rate on borrowings:
SJI (inclusive of SJG, ETG and SJIU)	1.26%	3.00%
SJG	0.23%	2.39%

Average borrowings and maximum amounts outstanding on these facilities were as follows (in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Average borrowings outstanding, not including LOC:
SJI (inclusive of SJG, ETG and SJIU)	$516.8	$487.8
SJG	$149.0	$96.2

Maximum amounts outstanding:
SJI (inclusive of SJG, ETG and SJIU)	$872.2	$882.7
SJG	$187.0	$175.3

The SJI and the Utilities' (including SJG) principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the SJG credit facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and the Utilities were in compliance with these covenants as of September 30, 2020.

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

11.    COMMITMENTS AND CONTINGENCIES:

GUARANTEES — As of September 30, 2020, SJI had issued $10.5 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC-approved tariffs. SJG and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $6.0 million and $5.3 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.6 million per month. SJRG has also committed to purchase 738,250 dts/d of natural gas, from various suppliers, for terms ranging from 5 to 11 years at index-based prices.

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

COLLECTIVE BARGAINING AGREEMENTS — Unionized personnel represent approximately 43% and 69% of SJI's and SJG's workforce at September 30, 2020, respectively. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2022.

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

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $4.1 million and $3.1 million related to all claims in the aggregate as of September 30, 2020 and December 31, 2019, respectively, of which SJG has accrued approximately $1.1 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	87.0	13.1
Expected future sales of natural gas (in MMdts)	101.5	0.7
Expected future purchases of electricity (in MMmWh)	0.1	—
Expected future sales of electricity (in MMmWh)	0.1	—

Basis and Index related net purchase (sale) contracts (in MMdts)	86.7	2.6

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income (loss) for SJI. These unrealized pre-tax (losses) were $(6.2) million for both the three months ended September 30, 2020 and 2019, and $(7.8) million and $(18.4) million for the nine months ended September 30, 2020 and 2019, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of September 30, 2020 and December 31, 2019, SJI had $11.4 million and $(4.0) million, respectively, and SJG had $5.7 million and $2.1 million, respectively, of unrealized gains (losses) included in its BGSS related to energy-related commodity contracts.

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

As of September 30, 2020, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

The unrealized gains and losses on interest rate derivatives that are not designated as cash flow hedges are included in Interest Charges in the condensed consolidated statements of income/(loss). However, for selected interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and, therefore, these unrealized losses have been included in Other Regulatory Assets in the condensed consolidated balance sheets.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$36,541	$25,005	$52,892	$41,965
Derivatives - Energy Related - Non-Current	10,407	4,452	7,243	8,206
Interest rate contracts:
Derivatives - Other - Current	—	2,078	—	1,155
Derivatives - Other - Noncurrent	—	17,637	—	11,505
Total derivatives not designated as hedging instruments under GAAP	$46,948	$49,172	$60,135	$62,831

Total Derivatives	$46,948	$49,172	$60,135	$62,831

SJG:
Derivatives not designated as hedging instruments under GAAP	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$6,060	$817	$16,904	$14,671
Derivatives – Energy Related – Non-Current	425	—	5	95
Interest rate contracts:
Derivatives – Other - Current	—	709	—	488
Derivatives – Other - Noncurrent	—	10,163	—	7,368
Total derivatives not designated as hedging instruments under GAAP	$6,485	$11,689	$16,909	$22,622

Total Derivatives	$6,485	$11,689	$16,909	$22,622

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets. Information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2020
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$46,948	$—	$46,948	$(24,937)	(A)	$(3,706)	$18,305
Derivatives - Energy Related Liabilities	$(29,457)	$—	$(29,457)	$24,937	(B)	$—	$(4,520)
Derivatives - Other	$(19,715)	$—	$(19,715)	$—		$—	$(19,715)
SJG:
Derivatives - Energy Related Assets	$6,485	$—	$6,485	$(338)	(A)	$—	$6,147
Derivatives - Energy Related Liabilities	$(817)	$—	$(817)	$338	(B)	$—	$(479)
Derivatives - Other	$(10,872)	$—	$(10,872)	$—		$—	$(10,872)

As of December 31, 2019
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$60,135	$—	$60,135	$(32,185)	(A)	$—	$27,950
Derivatives - Energy Related Liabilities	$(50,171)	$—	$(50,171)	$32,185	(B)	$12,878	$(5,108)
Derivatives - Other	$(12,660)	$—	$(12,660)	$—		$—	$(12,660)
SJG:
Derivatives - Energy Related Assets	$16,909	$—	$16,909	$(11,860)	(A)	$—	$5,049
Derivatives - Energy Related Liabilities	$(14,766)	$—	$(14,766)	$11,860	(B)	$2,706	$(200)
Derivatives - Other	$(7,856)	$—	$(7,856)	$—		$—	$(7,856)

(A) The balances at September 30, 2020 and December 31, 2019 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2020 and December 31, 2019 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships under GAAP	2020	2019	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(35)	$(35)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(35)	$(35)

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2020	2019	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Losses on energy-related commodity contracts (a)	$(6,246)	$(6,187)	$(7,807)	$(18,390)
Gains (Losses) on interest rate contracts (b)	342	(1,137)	(4,040)	(3,972)

Total	$(5,904)	$(7,324)	$(11,847)	$(22,362)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2020, is approximately $0.3 million. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2020, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2020	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$40	$40	$—	$—
Derivatives – Energy Related Assets (B)	46,948	18,953	16,876	11,119
	$46,988	$18,993	$16,876	$11,119
SJG:
Assets
Derivatives – Energy Related Assets (B)	$6,485	$2,181	$—	$4,304
	$6,485	$2,181	$—	$4,304
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$29,457	$8,393	$16,354	$4,710
Derivatives – Other (C)	19,715	—	19,715	—
	$49,172	$8,393	$36,069	$4,710
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$817	$338	$479	$—
Derivatives – Other (C)	10,872	—	10,872	—
	$11,689	$338	$11,351	$—

As of December 31, 2019	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$40	$40	$—	$—
Derivatives – Energy Related Assets (B)	60,135	16,931	17,841	25,363
	$60,175	$16,971	$17,841	$25,363
SJG:
Assets
Derivatives – Energy Related Assets (B)	$16,909	$11,860	$—	$5,049
	$16,909	$11,860	$—	$5,049

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$50,171	$34,446	$7,936	$7,789
Derivatives – Other (C)	12,660	—	12,660	—
	$62,831	$34,446	$20,596	$7,789
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$14,766	$14,565	$187	$14
Derivatives – Other (C)	7,856	—	7,856	—
	$22,622	$14,565	$8,043	$14

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at September 30, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$10,403	$4,050	Discounted Cash Flow	Forward price (per dt)	$0.72 - $7.09 [$3.18]	(A)
Forward Contract - Electric	$716	$660	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.34% - 100.00% [60.14%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.66% [39.86%]	(B)

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$21,645	$4,333	Discounted Cash Flow	Forward price (per dt)	$1.57 - $7.28 [$2.38]	(A)
Forward Contract - Electric	$3,718	$3,456	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [55.46%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [44.54%]	(B)

SJG:

Type	Fair Value at September 30, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$4,304	$—	Discounted Cash Flow	Forward price (per dt)	$1.05 - $5.47 [$4.03]	(A)

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,049	$14	Discounted Cash Flow	Forward price (per dt)	$1.85 - $3.61 [$3.02]	(A)

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$12,251	$17,574
Other Changes in Fair Value from Continuing and New Contracts, Net	(3,198)	3,819
Settlements	(2,644)	(14,984)

Balance at end of period	$6,409	$6,409

SJG:
Balance at beginning of period	$4,365	$5,035
Other Changes in Fair Value from Continuing and New Contracts, Net	(61)	4,304
Settlements	—	(5,035)

Balance at end of period	$4,304	$4,304

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$9,959	$16,061
Other Changes in Fair Value from Continuing and New Contracts, Net	6,046	10,331
Settlements	(4,144)	(14,531)

Balance at end of period	$11,861	$11,861

SJG:
Balance at beginning of period	$1,708	$4,928
Other Changes in Fair Value from Continuing and New Contracts, Net	6,533	8,241
Settlements	—	(4,928)

Balance at end of period	$8,241	$8,241

14.    LONG-TERM DEBT:

SJI and SJG had the following long-term debt-related activity during the nine months ended September 30, 2020:

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

On April 16, 2020, SJG entered into a Note Purchase Agreement which provides for SJG to issue and sell its Senior Secured Notes, Series F, 2020 in the aggregate principal amount of $525.0 million in three Tranches, as follows: (a) Senior Secured Notes, Series F, 2020, Tranche A due April 16, 2030 in the aggregate principal amount of $150.0 million; (b) Senior Secured Notes, Series F, 2020, Tranche B due April 16, 2050 in the aggregate principal amount of $250.0 million; and (c) Senior Secured Notes, Series F, 2020, Tranche C due October 1, 2050 in the aggregate principal amount of $125.0 million. All of the Tranche A Notes and the Tranche B Notes were issued on April 16, 2020, and bear interest at 3.28% and 3.93%, respectively. The Tranche C Notes were issued on October 1, 2020, and bear interest at 3.98% (see Note 20).

On April 26, 2020, SJG used proceeds from Tranche A and B discussed above to pay off $400.0 million principal amount outstanding on its term loan credit agreement, which was previously recorded in Current Portion of Long-Term Debt on the condensed consolidated balance sheets. SJG intends to use the Tranche C proceeds discussed above to repay short-term indebtedness and for general corporate purposes.

On May 27, 2020, SJI entered into a Note Purchase Agreement which provided for the Company to issue an aggregate of $200.0 million of senior unsecured notes in two tranches, as follows: (a) Senior Notes, Series 2020A due July 30, 2027, in the aggregate principal amount of $75.0 million (the "Series 2020A Notes"); and (b) Senior Notes, Series 2020B due July 30, 2030, in the aggregate principal amount of $125.0 million (the "Series 2020B Notes"). The Company issued both tranches of the Notes on July 30, 2020. The Series 2020A Notes bear interest at 3.71% and the Series 2020B Notes bear interest at 3.91%. The proceeds from these issuances were used to pay off the unsecured $200.0 million term loan credit agreement issued in April 2020, which was paid off on July 31, 2020.

In September 2020, SJG paid off $10.0 million of the principal balance outstanding on its 3.00% MTNs.
15.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The following table summarizes the changes in SJI's AOCL for the three and nine months ended September 30, 2020 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at July 1, 2020	$(32,124)	$(311)	$(10)	$(97)	$(32,542)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL	—	9	—	—	9
Net current period other comprehensive income	—	9	—	—	9
Balance at September 30, 2020	$(32,124)	$(302)	$(10)	$(97)	$(32,533)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2020	$(32,124)	$(327)	$(10)	$(97)	$(32,558)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from AOCL	—	25	—	—	25
Net current period other comprehensive income	—	25	—	—	25
Balance at September 30, 2020	$(32,124)	$(302)	$(10)	$(97)	$(32,533)

(A) The affected line item for these reclassifications from AOCL into the condensed consolidated statements of income (loss) is Interest Charges. These amounts are net of tax of $(3) and $(10) for the three and nine months ended September 30, 2020, respectively, for which the affected line item in the condensed consolidated statements of income (loss) is Income Taxes.

The following table summarizes the changes in SJG's AOCL for the three and nine months ended September 30, 2020 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Total
Balance at July 1, 2020	$(27,454)	$(405)	$(27,859)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL	—	9	9
Net current period other comprehensive income	—	9	9
Balance at September 30, 2020	$(27,454)	$(396)	$(27,850)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other (A)	Total
Balance at January 1, 2020	$(27,454)	$(421)	$(27,875)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from AOCL	—	25	25
Net current period other comprehensive income (loss)	—	25	25
Balance at September 30, 2020	$(27,454)	$(396)	$(27,850)

(A) The affected line item for these reclassifications from AOCL into the condensed statements of income (loss) is Interest Charges. These amounts are net of tax of $(3) and $(10) for the three and nine months ended September 30, 2020, respectively, for which the affected line item in the condensed statements of income (loss) is Income Taxes.

16.    REVENUE:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identify a performance obligation for each promise to transfer to a customer a distinct good or service.

Except as described below, along with the acquisitions and sales as noted in Note 1, there have been no significant changes to the nature of the Company's revenues since December 31, 2019, which are described in Note 19 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019. Revenues recorded for the newly acquired businesses (see Note 1) during the nine months ended September 30, 2020 are not material.

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

Disaggregated revenues from contracts with customers, by both customer type and product line, are disclosed below, by operating segment (in thousands):

Three Months Ended September 30, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$40,900	$20,974	$77	$—	$—	$—	$491	$—	$62,442
Commercial & Industrial	24,625	16,998	185	197,580	4,814	6,317	—	(267)	250,252
OSS & Capacity Release	1,859	—	—	—	—	—	—	—	1,859
Other	381	191	23	—	—	—	—	—	595
	$67,765	$38,163	$285	$197,580	$4,814	$6,317	$491	$(267)	$315,148
Product Line:
Gas	$67,765	$38,163	$285	$197,580	$—	$—	$—	$(595)	$303,198
Electric	—	—	—	—	4,814	—	—	(324)	4,490
Solar	—	—	—	—	—	5,429	—	—	5,429
Landfills	—	—	—	—	—	888	—	—	888
Other	—	—	—	—	—	—	491	652	1,143
	$67,765	$38,163	$285	$197,580	$4,814	$6,317	$491	$(267)	$315,148

Nine Months Ended September 30, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$244,114	$153,496	$2,179	$—	$—	$—	$1,485	$—	$401,274
Commercial & Industrial	100,689	74,752	2,544	456,427	17,462	15,459	—	(2,862)	664,471
OSS & Capacity Release	5,931	—	—	—	—	—	—	—	5,931
Other	1,393	4,162	203	—	—	—	—	—	5,758
	$352,127	$232,410	$4,926	$456,427	$17,462	$15,459	$1,485	$(2,862)	$1,077,434
Product Line:
Gas	$352,127	$232,410	$4,926	$456,427	$—	$—	$—	$(2,252)	$1,043,638
Electric	—	—	—	—	17,462	—	—	(1,986)	15,476
Solar	—	—	—	—	—	8,725	—	—	8,725
CHP	—	—	—	—	—	3,502	—	—	3,502
Landfills	—	—	—	—	—	3,232	—	—	3,232
Other	—	—	—	—	—	—	1,485	1,376	2,861
	$352,127	$232,410	$4,926	$456,427	$17,462	$15,459	$1,485	$(2,862)	$1,077,434

Three Months Ended September 30, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$31,256	$16,092	$243	$—	$4,205	$—	$514	$—	$52,310
Commercial & Industrial	21,164	12,799	629	158,244	10,275	11,980	—	(3,092)	211,999
OSS & Capacity Release	2,234	—	—	—	—	—	—	—	2,234
Other	544	1,733	23	—	—	—	—	—	2,300
	$55,198	$30,624	$895	$158,244	$14,480	$11,980	$514	$(3,092)	$268,843
Product Line:
Gas	$55,198	$30,624	$895	$158,244	$—	$—	$—	$(1,173)	$243,788
Electric	—	—	—	—	14,480	—	—	(2,184)	12,296
Solar	—	—	—	—	—	3,429	—	—	3,429
CHP	—	—	—	—	—	7,218	—	—	7,218
Landfills	—	—	—	—	—	1,333	—	—	1,333
Other	—	—	—	—	—	—	514	265	779
	$55,198	$30,624	$895	$158,244	$14,480	$11,980	$514	$(3,092)	$268,843

Nine Months Ended September 30, 2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-Site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$244,889	$143,584	$2,204	$—	$10,966	$—	$1,529	$—	$403,172
Commercial & Industrial	82,255	71,013	2,769	469,805	35,697	38,098	—	(9,517)	690,120
OSS & Capacity Release	6,248	—	—	—	—	—	—	—	6,248
Other	1,787	5,906	127	—	—	—	—	—	7,820
	$335,179	$220,503	$5,100	$469,805	$46,663	$38,098	$1,529	$(9,517)	$1,107,360
Product Line:
Gas	$335,179	$220,503	$5,100	$469,805	$—	$—	$—	$(3,807)	$1,026,780
Electric	—	—	—	—	46,663	—	—	(5,975)	40,688
Solar	—	—	—	—	—	12,443	—	—	12,443
CHP	—	—	—	—	—	21,371	—	—	21,371
Landfills	—	—	—	—	—	4,284	—	—	4,284
Other	—	—	—	—	—	—	1,529	265	1,794
	$335,179	$220,503	$5,100	$469,805	$46,663	$38,098	$1,529	$(9,517)	$1,107,360

The SJG balance is a part of the SJG utility operating segment, and is before intercompany eliminations with other SJI entities. Revenues on the condensed consolidated statements of income/(loss) that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK utility operating segments (including CIP and WNC), (b) both utility and nonutility realized revenue from derivative contracts at the SJG and ETG utility, wholesale energy and retail electric operating segments, and (c) unrealized revenues from derivative contracts of the wholesale energy and retail electric operating segments (see Note 12).

The Company’s rate mechanisms that qualify as alternative revenue programs are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019. These mechanisms are subject to compliance filings on at least an annual basis, and the tariff rate adjustments are designed to occur over this compliance period. These rate mechanisms satisfy the criteria in ASC 980-605-25-4, as (a) each mechanism is established by order of the BPU for SJG and ETG, and the MPSC for ELK; (b) the amounts recoverable under each program are determined by tracking and are probable of recovery; and (c) the adjustments to tariff rates are designed to recover from or refund to customers within a 24 month period. For each individual rate reconciling mechanism, operating revenues are recognized when allowable costs are greater than the amounts billed in the current period and are reduced when allowable costs are less than amounts billed in the current period. Total revenues arising from alternative revenue programs at SJI were $(6.4) million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $26.6 million and $22.5 million for the nine months ended September 30, 2020 and 2019, respectively. Total revenues arising from alternative revenue programs at SJG were $(5.8) million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $19.6 million and $27.2 million for the nine months ended September 30, 2020 and 2019, respectively. The SJI and SJG amounts for revenues arising from alternative revenue programs were negative during the three months ended September 30, 2020 as a result of ETG's WNC program and SJG's CIP program being in a net over-collected position during the period, which caused a net reduction in operating revenues as allowable costs were less than amounts billed.

The following table provides information about SJI's and SJG's receivables (excluding SJG receivables from related parties) and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (A)	Unbilled Revenue (B)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2020	$253,661	$84,821
Ending balance as of September 30, 2020	167,534	22,712
Increase (Decrease)	$(86,127)	$(62,109)

Beginning balance as of January 1, 2019	$337,502	$79,538
Ending balance as of September 30, 2019	179,108	18,714
Increase (Decrease)	$(158,394)	$(60,824)

SJG:
Beginning balance as of January 1, 2020	$84,940	$45,016
Ending balance as of September 30, 2020	62,447	9,985
Increase (Decrease)	$(22,493)	$(35,031)

Beginning balance as of January 1, 2019	$101,572	$43,271
Ending balance as of September 30, 2019	65,511	7,831
Increase (Decrease)	$(36,061)	$(35,440)

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

17.    ACQUISITIONS & BUSINESS COMBINATIONS:

There were no changes to the accounting policy with regards to business combinations described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

Catamaran/Annadale Acquisition

On August 12, 2020, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. Catamaran was formed for the purpose of developing, owning and operating renewable energy projects, and will support SJI's commitment to clean energy initiatives. On the same date, Catamaran purchased 100% ownership in Annadale, an entity that is constructing two fuel cell projects totaling 7.5 MW in Staten Island, New York. These fuel cell projects are expected to be operational and placed into service in the fourth quarter of 2020. Marina has a 93% ownership interest in Annadale, and as a result Marina fully consolidates the entity as Marina has the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

ASC Topic 805, “Business Combinations” states that a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. As the acquisition did not meet the definition of a business combination under ASC 805, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. The acquisition of Annadale included a land lease and working capital.

Marina recorded $58.5 million in Nonutility Property, Plant & Equipment on the condensed consolidated balance sheets as of September 30, 2020. Of this total, Marina invested a net amount of $54.3 million as of September 30, 2020. To account for the third party partner's interest in Annadale, Marina recorded $4.2 million of non-controlling interest in stockholder's equity on the condensed consolidated balance sheets as of September 30, 2020. The major depreciable assets of the Annadale Fuel Cell Project are the fuel cell modules, which will be depreciated over their estimated useful lives of 35 years. The land lease is being amortized over the lease term of 35 years.

As these projects are not yet placed into service, no revenues have been recorded, and expenses incurred in the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2020, are not material.

EnerConnex Acquisition

On August 7, 2020, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex for total consideration of $7.5 million. This acquisition supports the Company's initiative to expand its energy consulting business.

The acquisition of EnerConnex was accounted for as a business combination using the acquisition method of accounting in accordance with GAAP. Under the acquisition method of accounting, the total estimated purchase price of an acquisition is allocated to the net assets based on their estimated fair values. EnerConnex does not have any regulated operations.

Prior to this transaction, SJEI previously had a 25% investment in EnerConnex that was accounted for under the equity method of accounting. As this was a business combination achieved in stages, an approximately $2.0 million (pre-tax) gain was recorded as a result of remeasuring the carrying value of the previously held equity interest in EnerConnex to its acquisition date fair value. This gain was recorded in Other Income on the condensed consolidated statements of income. The acquisition date fair value of the previously held equity interest was $2.5 million and was determined based on the cash consideration exchanged for the remaining 75% of EnerConnex. The total of the $7.5 million in cash consideration for the remaining 75%, the $2.5 million acquisition date fair value of the previously held interest, and $0.2 million in assumed liabilities served as the total allocable basis shown in the preliminary purchase price allocation below.

The Company has not finalized its valuation of certain assets and liabilities in connection with the acquisition of EnerConnex. As such, the estimated measurements recorded to date are subject to change. Any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations and cash flows. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

The purchase price for the EnerConnex acquisition has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed as of the acquisition date and is as follows:

(in thousands)	EnerConnex
Cash	$415
Accounts Receivable	249
Identifiable Intangible Assets (A)	4,500
Goodwill	4,890
Other Noncurrent Assets	100
Total assets acquired	10,154
Accounts Payable	4
Other Current Liabilities	150
Total liabilities assumed	154
Total net assets acquired	$10,000

(A) The identifiable intangible asset balances shown in the table above are related to customer relationships acquired in the transaction, and are included in Other Noncurrent Assets on the condensed consolidated balance sheets.

All assets and financial results of EnerConnex are included in the Corporate & Services segment. The amount of revenues and net income included in the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2020 related to EnerConnex is not material. Our results would not have been materially different if this acquisition had occurred at the beginning of the periods presented herein. The amount of acquisition-related costs for EnerConnex was not material.

Solar Projects Acquisition

SJI, through its wholly-owned subsidiary Marina, completed its acquisition of ESNJ-AL-Somers Point LLC, ESNJ-AL-Hamilton Square LLC, and ESNJ-AL-Browns Mills LLC on June 30, 2020, and acquired ESNJ-AL-Woodbury LLC on August 21, 2020. These entities own newly operational solar-generation sites located in New Jersey, and were acquired for $3.8 million in total consideration. The total purchase price equaled the fair value of property, plant, and equipment that were acquired in the transactions. Costs related to these acquisitions were not material. The purchase of these entities is in support of the New Jersey Energy Master Plan.

All assets and financial results of these entities are included in the On-Site Energy Production segment. The amount of revenues and net income included in the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2020 related to these entities is not material.

AEP Acquisition

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration, inclusive of certain working capital and other closing adjustments.

AEP does not have any regulated operations.

The Company has finalized its valuation of assets and liabilities in connection with the acquisition of AEP. There are no changes to the purchase price or the allocation disclosed in Note 20 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019. All assets and financial results of AEP are included in the Corporate & Services segment. The amount of revenues and net income included in the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2020 related to AEP is not material. Our results would not have been materially different if this acquisition had occurred at the beginning of the prior periods presented herein. The amount of acquisition-related costs for AEP was not material.

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

If sufficient qualitative factors exist, potential goodwill impairment is evaluated quantitatively. Potential impairment is identified by comparing the fair value of a reporting unit to the book value, including goodwill. The Company estimates the fair value of a reporting unit using a discounted cash flow analysis.  Management also considers other methods, which includes a market multiples analysis. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, discount and growth rates, capital expenditures, tax rates, and projected terminal values.

Changes in estimates or the application of alternative assumptions could produce significantly different results. If the fair value exceeds book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, an impairment charge is recognized for the excess up until the amount of goodwill allocated to the reporting unit.

As a result of the COVID-19 pandemic and the resulting macroeconomic market conditions, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020. During the third quarter of 2020, due to a decline in market conditions for gas distributors and our performance relative to the overall sector, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of September 30, 2020. There were no impairments recorded as a result of either interim impairment test. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

Total goodwill of $707.0 million and $702.1 million was recorded on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, $700.2 million was included in the ETG Utility Operations segment and $6.8 million was included in the Corporate & Services segment. As of December 31, 2019, $700.2 million was included in the ETG Utility Operations segment and $1.9 million was included in the Corporate & Services segment.

The following table summarizes the changes in goodwill for the nine months ended September 30, 2020 (in thousands):

2020
Beginning Balance, January 1	$702,070
Goodwill from EnerConnex Acquisition (see Note 17)	4,890
Ending Balance, September 30	$706,960

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships obtained in the acquisitions of EnerConnex and AEP (see Note 17), along with the AMA (see Note 1). The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years.

SJI's identifiable intangible assets were as follows (in thousands):

	As of September 30, 2020
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$6,900	$(223)	$6,677
AMA	19,200	(11,520)	7,680
Total	$26,100	$(11,743)	$14,357

	As of December 31, 2019
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$2,400	$(53)	$2,347
AMA	19,200	(7,680)	11,520
Total	$21,600	$(7,733)	$13,867

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the condensed consolidated balance sheets. The increase in the net identifiable intangible asset balance from the prior year is due to customer relationships recorded in connection with the EnerConnex acquisition during the third quarter of 2020, partially offset by amortization recorded during the first nine months of 2020.

Total SJI amortization expense related to identifiable intangible assets was $1.4 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively. No impairment charges were recorded on identifiable intangible assets during the three and nine months ended September 30, 2020 or 2019.

As of September 30, 2020, SJI's estimated amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	SJI
2020 (remaining three months)	$1,395
2021	$5,580
2022	$1,740
2023	$460
2024	$460

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

As part of the Annadale acquisition (see Note 17), a real estate lease was acquired resulting in the recognition of an ROU asset and lease liability upon acquisition of $3.1 million. This arrangement is classified as a finance lease and will be amortized over the lease term of 35 years. As of September 30, 2020, SJI recognized an ROU asset and a lease liability of $3.0 million and $3.1 million, respectively, for this lease. The remainder of SJI's and SJG's real estate leases, which are comprised primarily of office space and payment centers, are classified as operating leases and represent approximately 91% and 68%, respectively, of operating lease liabilities and generally have a lease term between 5 and 15 years.

Other operating leases primarily consist of fleet vehicles (SJI only), communication towers, and general office equipment, each with various lease terms ranging between 3 and 25 years. As of September 30, 2020 and December 31, 2019, the operating lease ROU asset was $1.6 million and $1.9 million, respectively, and the lease liability balance was $1.6 million and $1.9 million, respectively, at SJI. The ROU assets and lease liabilities at SJG were not material. SJI does not have any contracts where it is considered the lessor (see "MTF" below).

The maturity of the Company’s operating lease and finance lease liabilities are as follows (in thousands):

	As of September 30, 2020
	SJI Consolidated Operating Leases	SJI Consolidated Finance Leases	SJG Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$206	$36	$23
2021	534	145	39
2022	348	145	21
2023	190	145	19
2024	165	145	12
Thereafter	235	6,557	102
Total lease payments	1,678	7,173	216
Less imputed interest	109	4,122	28
Total lease liabilities	$1,569	$3,051	$188
Included in the condensed consolidated balance sheet
Current lease liabilities (included in Other Current Liabilities)	$581	$—	$49
Long-term lease liabilities (included in Other Noncurrent Liabilities)	988	3,051	139
Total lease liabilities	$1,569	$3,051	$188

SJG does not have any finance leases.

The total operating lease costs, the components of finance lease costs, and variable lease costs for SJI were as follows (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Total operating lease cost	$364	$983
Finance Lease cost:
Amortization of ROU assets	10	10
Interest expense	18	18
Variable lease cost	190	491
Total lease cost	$582	$1,502

	Three months ended September 30, 2019	Nine months ended September 30, 2019
SJI (includes SJG and all other consolidated subsidiaries):
Total operating lease cost	$717	$2,317
Variable lease cost	270	1,070
Total lease cost	$987	$3,387

The total operating lease costs for SJG were not material. SJG does not have any finance lease costs or variable lease costs.

Short-term lease costs were not material for either SJI or SJG. Neither SJI nor SJG had any sublease income during the three and nine months ended September 30, 2020 and 2019.

Neither SJI nor SJG have leases with related parties or leveraged lease arrangements. There are no leases that have not yet commenced but that create significant rights and obligations.

The supplemental cash flow information related to leases for SJI (including SJG and all other consolidated subsidiaries) were as follows (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating cash flows from operating leases	$250	$980

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating cash flows from operating leases	$430	$1,230

Operating and financing cash flows from finance leases for SJI were not material for the three and nine months ended September 30, 2020. Operating cash flows from operating leases for SJG were not material for the three and nine months ended September 30, 2020.

Supplemental Non-Cash Disclosures

The following table represents the weighted-average remaining lease term and weighted-average discount rate:

Weighted average remaining lease term	September 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Operating lease	4.6 years
Finance lease	34.9 years
SJG:
Operating lease	9.5 years

Weighted average discount rate	September 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Operating lease	3.1%
Finance lease	5.0%
SJG:
Operating lease	3.0%

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

20.    SUBSEQUENT EVENTS:

On October 1, 2020, SJG issued the Tranche C Notes related to its April 16, 2020 Note Purchase Agreement for an aggregate principal amount of $125.0 million. The notes bear interest at 3.98%. SJG intends to use these proceeds to repay short-term indebtedness and for general corporate purposes.

On October 16, 2020, SJI filed an amendment to its Certificate of Incorporation that increased the authorized number of shares of its common stock from 120,000,000 to 220,000,000 and the aggregate number of shares authorized to be issued by SJI from 122,500,000 to 222,500,000.

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

Our business operations continue to function effectively during the pandemic. We are continuously evaluating the global pandemic and are taking necessary steps to mitigate known risks. We continue to closely monitor developments related to the pandemic and will adjust our actions and operations as appropriate in order to continue to provide safe and reliable service to our customers and communities while keeping employees safe. Although the impact to the operations of SJI and SJG has been minimal to date as discussed below, given the pandemic remains prevalent and the situation is evolving, the future impact on the business of SJI and SJG besides what is noted below is unknown. SJI and SJG provide critical and essential services to our customers and the health and safety of our employees and customers is our first priority. SJI and SJG considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were no material impacts on our results of operations for the three and nine months ended September 30, 2020, as operations and delivery of product to our customers has not been materially impacted. To date, SJI has not experienced significant reductions in sales volumes across our businesses, and we do not anticipate any significant reductions in sales volumes going forward, especially with the winter months approaching.

SJI has been actively addressing the COVID-19 pandemic and has established a task force comprised of members of management, with the mission of ensuring the safety of individuals (customers and employees), while continuing to perform our daily responsibilities in an efficient and safe manner. SJI is following the guidance from federal, state and local authorities to help safeguard the health, safety and well-being of its employees. To date, all of our employees are currently working. The task force identified which roles are essential (i.e. need to work in field/office to conduct daily activities) and non-essential (i.e. able to perform work from a remote location) and developed a plan for all employees in non-essential roles to work remotely from home while ensuring that the appropriate safety measures are in place for all employees in essential roles in the field/office. These plans remain in place, as all employees in non-essential roles continue to work remotely. For employees in essential roles, safety measures include additional personal protective equipment and adjusting shifts to reduce the number of workers in close contact. Given the additional safety measures in place, and the ability for employees in non-essential roles to work remotely, we have not had a material impact on our operations as a result of these human capital constraints, and we do not believe operations will be materially impacted going forward by human capital constraints.

In order to initiate the business continuity plan, the Company has incurred operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during the pandemic. SJI has incurred costs during the nine months ended September 30, 2020 of $1.7 million, with $0.6 million being recorded as Property, Plant & Equipment on the condensed consolidated balance sheets, and the remaining $1.1million recorded as Operations Expense on the condensed consolidated statements of income/(loss). SJG has recorded $0.2 million of such costs, which are recorded as Property, Plant & Equipment on the condensed balance sheets. Going forward, we expect further expenses for the above mentioned items; however, we do not anticipate these expenses to be material.

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

We have considered the impact of COVID-19 on the liquidity position of the Company, and note that it has remained stable throughout this uncertain period, and SJI's and SJG's ability to borrow has not been impacted to date. Further, SJI and SJG have successfully paid off and refinanced debt, and raised equity through the ATM offering, during the first nine months of 2020. In addition, SJI has continued to pay its quarterly dividend throughout 2020. See Liquidity and Capital resources section for detailed description of borrowings entered into during the period.

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

All accounts receivables are carried at the amount owed by customers. The provision for uncollectible accounts is established based on expected credit losses. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company will be required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. During the three and nine months ended September 30, 2020, ETG deferred $0.3 million and $9.3 million, respectively, and SJG deferred $3.0 million and $3.8 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery (see Note 8 to the condensed consolidated financial statements). The Utilities have suspended disconnects for nonpayment by our customers, based on orders and requests from our various regulators. These suspensions will go through at least March 15, 2021 based on an executive order issued by the Governor of New Jersey, in which water, gas and electricity providers are barred from cutting services to New Jersey residents.

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

As a result of the COVID-19 pandemic and the resulting macroeconomic market conditions, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020, and again as of September 30, 2020. There were no impairments recorded as a result of either interim impairment test. See "Goodwill" below, along with Note 18 to the condensed consolidated financial statements.

Additional information concerning the impact COVID-19 may have upon the Company in the future and results of operations can be found in Part II, Item 1A Risk Factors.

Business Combinations/Acquisitions - SJI has made the following acquisitions over the last two years:

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP.

SJI, through its wholly-owned subsidiary Marina, acquired ESNJ-AL-Somers Point LLC, ESNJ-AL-Hamilton Square LLC, and ESNJ-AL-Browns Mills LLC on June 30, 2020, and acquired ESNJ-AL-Woodbury LLC on August 21, 2020. These entities own newly operational solar-generation sites.

On August 7, 2020, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex. Prior to this transaction, SJEI had a 25% interest in EnerConnex.

On August 12, 2020, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. On the same date, Catamaran purchased 100% ownership in Annadale, an entity that is constructing two fuel cell projects in Staten Island, New York. Marina has a 93% ownership interest in Annadale.

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

Impairment of Long-Lived Assets — Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360. An impairment loss is indicated if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the condensed consolidated statements of income/(loss). Fair values can be determined by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.  SJI and SJG determine the fair values by using an income approach by applying a discounted cash flow methodology to the future estimated cash flows, and include key inputs such as forecasted revenues, operating expenses and discount rates. No impairments were identified at SJI for the three and nine months ended September 30, 2020. An impairment charge of $1.3 million (pre-tax) was recorded within the on-site energy production segment at SJI for the three and nine months ended September 30, 2019. This impairment charge was related to the expected purchase price of one of the unsold solar sites being less than its carrying value. No impairments were identified at SJG for the three and nine months ended September 30, 2020 and 2019, respectively. See Note 1 to the condensed consolidated financial statements.

Goodwill - See discussion on Goodwill in Note 18 to the condensed consolidated financial statements, along with Note 21 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2019.

As discussed in Note 18 to the condensed consolidated financial statements, SJI monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units. Subsequent to December 31, 2019, certain qualitative factors were present that required the Company to perform a quantitative assessment for goodwill impairment at March 31, 2020 related to the ETG reporting unit. The qualitative factors primarily included macroeconomic conditions related to COVID-19. During the third quarter of 2020, due to a decline in market conditions for gas distributors and our performance relative to the overall sector, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of September 30, 2020. There were no impairments recorded as a result of either interim impairment test.

In preparing the goodwill impairment tests, the fair value of the reporting unit was calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results capital expenditures, tax rates, and projected terminal values and assumptions related to discount and growth rates and implied market multiples for a selected group of peer companies. Based on the September 30, 2020 analysis, the fair value of the ETG reporting unit closely approached, but exceeded, its carrying amount. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

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

•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland. As discussed in Note 1 to the condensed consolidated financial statements, on July 31, 2020, SJI sold ELK to a third-party buyer.

•Wholesale energy operations include the activities of SJRG and SJEX.

•Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•On-site energy production consists of MTF and ACB, which were sold on February 18, 2020. This segment also includes other energy-related projects, including three legacy solar projects, one of which was sold during the three months ended March 31, 2020. Also included in this segment are the activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020. As of September 30, 2020, on-site energy production also includes newly acquired entities which own and operate solar-generation sites located in New Jersey, as well as the Catamaran joint venture, which owns Annadale. See Notes 1 and 17 to the condensed consolidated financial statements.

•Appliance service operations includes SJESP, which receives commissions on service contracts from a third party.

•Midstream was formed to invest in infrastructure and other midstream projects, including a current project to build a natural gas pipeline in Pennsylvania and New Jersey.

•Corporate & Services segment includes costs related to acquisitions and divestitures, along with other unallocated costs. Also included in this segment are the results of SJEI.

•Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG and ETG and, until its sale, ELK. SJI groups its nonutility operations into separate categories: Energy Group, Energy Services, Midstream and Corporate & Services. Energy Group includes wholesale energy and retail electric operations. Energy Services includes on-site energy production and appliance service operations.

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended September 30, 2020 increased $24.4 million to a net loss of $10.4 million compared with the same period in 2019. SJI's income from continuing operations for the three months ended September 30, 2020 increased $24.4 million to a net loss of $10.3 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from on-site energy production at Marina for the three months ended September 30, 2020 increased $13.3 million to $13.7 million compared with the same period in 2019, primarily due to ITC recorded on assets of recently acquired fuel cell (Annadale) and solar projects as discussed in Note 1 to the condensed consolidated financial statements, along with a reduction in operations expenses.

•The income contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2020 increased $8.3 million to $2.3 million compared with the same period in 2019, primarily due to higher margins on daily energy trading activities.

•The income contribution from gas utility operations at SJG for the three months ended September 30, 2020 increased $2.1 million to a loss of $9.5 million compared with the same period in 2019, primarily due to customer growth, the roll-in to rates of infrastructure program investments, and decreases in operations expense. These were partially offset with increases in depreciation and maintenance expenses.

•The income contribution from the gas utility operations at ETG for the three months ended September 30, 2020 increased $1.3 million to a loss of $8.6 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth. This was partially offset with higher operations and depreciation expenses.

SJI's net income for the nine months ended September 30, 2020 increased $50.6 million to $88.0 million compared with the same period in 2019. SJI's income from continuing operations for the nine months ended September 30, 2020 increased $50.5 million to $88.2 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2020 increased $21.1 million to $12.4 million compared with the same period in 2019, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party supplier as discussed in Note 1 to the condensed consolidated financial statements. Also contributing to the increase was the change in unrealized gains and losses on forward financial contracts due to price volatility.

•The income contribution from on-site energy production at Marina for the nine months ended September 30, 2020 increased $11.3 million to $10.3 million, primarily due to ITC recorded on assets of recently acquired fuel cell (Annadale) and solar projects as discussed in Note 1 to the condensed consolidated financial statements.

•The income contribution from the gas utility operations at ETG for the nine months ended September 30, 2020 increased $10.2 million to $27.3 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth and lower maintenance expenses. This was partially offset with higher operations and depreciation expenses.

•The income contribution from gas utility operations at SJG for the nine months ended September 30, 2020 increased $5.6 million to $64.7 million compared with the same period in 2019, primarily due to customer growth and the roll-in to rates of infrastructure program investments. SJG's utility margin increased from its CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These were partially offset with increases in depreciation and maintenance expenses, along with a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU as part of its recent rate case filing (see Note 7 to the condensed consolidated financial statements).

•SJI incurred $1.8 million less severance and other employee separation costs during the nine months ended September 30, 2020 compared with the same period in 2019.

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

We define Economic Earnings as: Income from continuing operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; and (ii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (ii) of the definition of Economic Earnings, several items are excluded from Economic Earnings for the three and nine months ended September 30, 2020 and 2019, consisting of the impact of pricing disputes with third parties, impairment charges recorded on solar generating facilities, costs incurred and gains recognized related to the acquisitions of EnerConnex and Annadale (fuel cell projects), costs to prepare to exit the transaction service agreement (TSA), costs incurred and gains/losses recognized on sales of solar, MTF/ACB, and ELK, costs incurred to cease operations at three landfill gas-to-energy-production facilities, severance and other employee separation costs, and a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU. See (A)-(F) in the table below.

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

Economic Earnings for the three months ended September 30, 2020 increased $21.5 million to a loss of $6.0 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from on-site energy production at Marina for the three months ended September 30, 2020 increased $12.7 million to $13.8 million, primarily due to ITC recorded on assets of recently acquired fuel cell (Annadale) and solar projects as discussed in Note 1 to the condensed consolidated financial statements, along with a reduction in operations expenses.

•The Economic Earnings contribution from the wholesale energy operations at SJRG for the three months ended September 30, 2020 increased $8.1 million to $7.0 million compared with the same period in 2019, primarily due to higher margins on daily energy trading activities.

•The Economic Earnings contribution from gas utility operations at SJG for the three months ended September 30, 2020 increased $2.1 million to a loss of $9.5 million compared with the same period in 2019, primarily due to customer growth, the roll-in to rates of infrastructure program investments, and decreases in operations expense. These were partially offset with increases in depreciation and maintenance expenses.

•The Economic Earnings contribution from gas utility operations at ETG for the three months ended September 30, 2020 increased $1.3 million to a loss of $8.6 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth. This was partially offset with higher operations and depreciation expenses.

Economic Earnings for the nine months ended September 30, 2020 increased $40.3 million to $100.0 million compared with the same period in 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the wholesale energy operations at SJRG for the nine months ended September 30, 2020 increased $13.8 million to $18.0 million compared with the same period in 2019, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party supplier as discussed in Note 1 to the condensed consolidated financial statements.

•The Economic Earnings contribution from on-site energy production at Marina for the nine months ended September 30, 2020 increased $12.9 million to $10.9 million, primarily due to ITC recorded on assets of recently acquired fuel cell (Annadale) and solar projects as discussed in Note 1 to the condensed consolidated financial statements.

•The Economic Earnings contribution from gas utility operations at ETG for the nine months ended September 30, 2020 increased $10.2 million to $27.3 million compared with the same period in 2019, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth and lower maintenance expenses. This was partially offset with higher operations and depreciation expenses.

•The Economic Earnings contribution from gas utility operations at SJG for the nine months ended September 30, 2020 increased $6.8 million to $65.9 million compared with the same period in 2019, primarily due to customer growth and the roll-in to rates of infrastructure program investments. SJG's utility margin increased from its CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These were partially offset with increases in depreciation and maintenance expenses.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) Income from Continuing Operations	$(10,344)	$(34,746)	$88,178	$37,649
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	5,904	7,324	11,847	22,362
Loss on Property, Plant and Equipment (A)	—	1,296	—	1,296
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	—	359	—	2,336
Acquisition/Sale Net Costs (Gains) (C)	(77)	540	1,241	703
Other Costs (D)	77	299	977	3,294
Income Taxes (E)	(1,564)	(2,605)	(3,484)	(7,957)
Additional Tax Adjustments (F)	—	—	1,214	—
Economic Earnings	$(6,004)	$(27,533)	$99,973	$59,683

(Loss) Earnings per Share from Continuing Operations	$(0.10)	$(0.38)	$0.92	$0.41
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	0.06	0.08	0.12	0.24
Loss on Property, Plant and Equipment (A)	—	0.02	—	0.02
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	—	—	—	0.02
Acquisition/Sale Net Costs (Gains) (C)	—	0.01	0.01	0.01
Other Costs (D)	—	—	0.01	0.04
Income Taxes (E)	(0.02)	(0.03)	(0.03)	(0.09)
Additional Tax Adjustments (F)	—	—	0.01	—
Economic Earnings per Share	$(0.06)	$(0.30)	$1.04	$0.65

The following table presents a reconciliation of SJG's income from continuing operations to Economic Earnings for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) Income from Continuing Operations	$(9,543)	$(11,604)	$64,657	$59,104
Plus:
Additional Tax Adjustments (F)	—	—	1,214	—
Economic Earnings	$(9,543)	$(11,604)	$65,871	$59,104

The effect of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income/(loss) (see Note 12 to the condensed consolidated financial statements), as compared to the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Losses on Energy Related Commodity Contracts	$(6,246)	$(6,187)	$(7,807)	$(18,390)
Gains (Losses) on Interest Rate Contracts	342	(1,137)	(4,040)	(3,972)
Total unrealized mark-to-market losses on derivatives	(5,904)	(7,324)	(11,847)	(22,362)
Loss on Property, Plant and Equipment (A)	—	(1,296)	—	(1,296)
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	—	(359)	—	(2,336)
Acquisition/Sale Net (Costs) Gains (C)	77	(540)	(1,241)	(703)
Other Costs (D)	(77)	(299)	(977)	(3,294)
Income Taxes (E)	1,564	2,605	3,484	7,957
Additional Tax Adjustments (F)	—	—	(1,214)	—
Total reconciling items between (losses) income from continuing operations and economic earnings	$(4,340)	$(7,213)	$(11,795)	$(22,034)

(A) Represents impairment charges recorded on solar generating facilities in 2019, which were primarily driven by the expected purchase price of one of the unsold solar sites being less than its carrying value.

(B) Represents net losses, including interest, legal fees, and the realized difference in the market value of the commodity (including financial hedges), resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014.

(C) Represents the following:
•Costs incurred to acquire EnerConnex, Annadale, and four solar LLCs
•Gain recorded on the step-acquisition of EnerConnex
•Costs incurred and gains recognized on the sale of certain solar assets included in Assets Held for Sale in previous periods as well as MTF/ACB and ELK
•Costs incurred to prepare to exit the TSA

(D) Represents severance and other employee separation costs, along with costs incurred to cease operations at three landfill gas-to-energy production facilities.

(E) The income taxes on (A) through (D) above were determined using a combined average statutory tax rate for the three and nine months ended September 30, 2020 and 2019.

(F) Represents a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU, as part of its recent rate case filing.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Utility Operating Revenues:
Firm Sales -
Residential	$35,711	$30,267	$252,114	$237,372
Commercial	9,308	8,448	52,830	54,863
Industrial	218	352	1,797	2,887
Cogeneration & Electric Generation	1,186	1,899	2,226	2,870
Firm Transportation -
Residential	1,045	989	6,986	7,517
Commercial	5,115	4,682	26,492	26,635
Industrial	6,310	5,909	18,574	18,159
Cogeneration & Electric Generation	862	1,089	3,377	4,058

Total Firm Revenues	59,755	53,635	364,396	354,361

Interruptible Sales	1	—	16	62
Interruptible Transportation	207	241	823	881
Off-System Sales	5,214	6,292	24,748	35,838
Capacity Release	839	1,568	3,529	4,519
Other	174	303	554	844
	66,190	62,039	394,066	396,505
Less: Intercompany Sales	(595)	(1,174)	(2,252)	(3,808)
Total Utility Operating Revenues	65,595	60,865	391,814	392,697
Less:
Cost of Sales - Utility	20,575	19,268	126,655	140,802
Less: Intercompany Cost of Sales	(595)	(1,174)	(2,252)	(3,808)
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	19,980	18,094	124,403	136,994
Less: Depreciation & Amortization (A)	25,600	23,410	75,710	68,894
Total GAAP Gross Margin	20,015	19,361	191,701	186,809
Add: Depreciation & Amortization (A)	25,600	23,410	75,710	68,894
Less: Conservation Recoveries (B)	978	1,290	7,853	10,648
Less: RAC Recoveries (B)	6,233	5,219	18,699	15,657
Less: EET Recoveries (B)	1,896	1,024	4,260	2,170
Less: Revenue Taxes	182	175	918	1,055
Utility Margin (C)	$36,326	$35,063	$235,681	$226,173

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Utility Margin:
Residential	$25,109	$20,432	$144,977	$147,244
Commercial and Industrial	13,695	12,559	60,771	64,381
Cogeneration and Electric Generation	1,120	1,223	3,471	3,491
Interruptible	8	19	41	62
Off-System Sales & Capacity Release	222	489	1,178	2,675
Other Revenues	457	469	1,118	1,256
Margin Before Weather Normalization & Decoupling	40,611	35,191	211,556	219,109
CIP Mechanism	(5,770)	(1,248)	19,593	4,008
EET Mechanism	1,485	1,120	4,532	3,056
Utility Margin (C)	$36,326	$35,063	$235,681	$226,173
(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the condensed consolidated statements of income/(loss).

(B) Represents pass-through expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

(C) Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin - SJG Utility Operations" below.

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $4.2 million, or 6.7%, for the three months ended September 30, 2020 compared with the same period in 2019. Excluding intercompany transactions, revenues increased $4.7 million, or 7.8%, for the three months ended September 30, 2020 compared with the same period in 2019. The significant drivers for the overall change were as follows:

•Total firm revenue increased $6.1 million for the three months ended September 30, 2020 compared with the same period in 2019, primarily due to customer growth and an increase in base rates during the third quarter of 2020. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

•Partially offsetting these increases was OSS, which decreased $1.1 million for the three months ended September 30, 2020 compared with the same period in 2019, primarily due to decreased commodity costs as a result of lower cash market prices and lower demand. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 93% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Revenues from the gas utility operations at SJG decreased $2.4 million, or 0.6%, for the nine months ended September 30, 2020 compared with the same period in 2019. Excluding intercompany transactions, revenues decreased $0.9 million, or 0.2%, for the nine months ended September 30, 2020 compared with the same period in 2019. The significant drivers for the overall change were as follows:

•Total OSS decreased $11.1 million for the nine months ended September 30, 2020 compared with the same period in 2019 primarily due to lower commodity costs as a result of lower cash market prices and lower demand, along with warmer weather during the first quarter of 2020. However, the impact of changes in OSS do not have a material impact on the earnings of SJG as discussed above.

•Partially offsetting these decreases was firm revenue, which increased $10.0 million for the nine months ended September 30, 2020 compared with the same period in 2019 primarily due to customer growth and a higher BGSS refund to customers in 2019 compared to 2020. Partially offsetting this increase was warmer weather during the first quarter of 2020. SJG does not profit from the sale of the commodity as discussed above.

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

Total Utility Margin increased $1.3 million, or 3.6%, and $9.5 million, or 4.2%, for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. The increase is primarily due to customer growth and the roll-in to rates of infrastructure program investments. Also contributing to SJG's Utility Margin is the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, changes year over year to the CIP mechanism are primarily due to variation in customer usage compared to the same period in 2019. Partially offsetting the nine month comparative period increases is warmer weather in the first three months of 2020 compared to the same period in the prior year.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three and nine months ended September 30 (in thousands, except for degree day data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$20,388	$15,950	$157,263	$139,343
Commercial & Industrial	8,233	6,713	44,606	44,158
Firm & Interruptible Transportation -
Residential	238	141	1,510	1,136
Commercial & Industrial	8,453	6,085	31,962	25,104
Other	191	1,730	4,162	5,906
Total Firm & Interruptible Revenues	37,503	30,619	239,503	215,647

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	9,142	8,069	83,186	92,131
Less: Depreciation & Amortization (A)	10,187	7,335	29,368	20,539
Total GAAP Gross Margin	18,174	15,215	126,949	102,977
Add: Depreciation & Amortization (A)	10,187	7,335	29,368	20,539
Less: Regulatory Rider Expenses (B)	2,012	1,357	11,060	4,816
Utility Margin (C)	$26,349	$21,193	$145,257	$118,700

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Utility Margin:
Residential	$14,281	$10,560	$93,849	$73,061
Commercial & Industrial	13,870	10,209	57,419	44,317
Regulatory Rider Expenses (B)	(1,802)	424	(6,011)	1,322
Utility Margin (C)	$26,349	$21,193	$145,257	$118,700

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

Revenues from the gas utility operations at ETG increased $6.9 million, or 22.5%, and $23.9 million, or 11.1%, for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. Utility Margin from the gas utility operations at ETG increased $5.2 million, or 24.3%, and $26.6 million, or 22.4%, for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. These increases in revenues and Utility Margin compared to the prior year periods are primarily due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth.

ELK Utility Operations:

The activities of ELK utility operations are not material to SJI's financial results. On July 31, 2020, SJI, through its wholly-owned subsidiary SJIU, closed on its transaction to sell ELK to a third-party buyer. See Note 1 to the condensed consolidated financial statements.

Nonutility:

Operating Revenues - Energy Group

Combined revenues for Energy Group, net of intercompany transactions, decreased $5.7 million, or 3.6%, to $151.0 million, and decreased $111.3 million, or 21.7%, to $402.6 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. The significant drivers for the overall change were as follows:

•Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $13.2 million to $7.7 million and decreased $32.2 million to $29.3 million, for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to lower overall sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. Partially offsetting the nine month comparative period decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase $3.0 million for the nine months ended September 30, 2020 compared with the same period in 2019.

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

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $7.5 million to $143.3 million for the three months ended September 30, 2020 compared with the same period in 2019, primarily due to higher margins on daily energy trading activities, along with revenues earned on gas supply contracts with two electric generation facilities that began operating in 2020. These increases were partially offset by decreases in the average monthly NYMEX settle price.

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, decreased $79.1 million to $373.1 million for the nine months ended September 30, 2020 compared with the same period in 2019, primarily due to decreases in the average monthly NYMEX settle price, along with maintenance and scheduled outages at several electric generation facilities during the first quarter of 2020. These nine month comparative period decreases were partially offset by higher margins on daily energy trading activities, as well as revenues earned on gas supply contracts with two electric generation facilities that began operating in 2020. Also impacting the nine month comparative period revenues was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $7.6 million for the nine months ended September 30, 2020 compared with the same period in 2019.

As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated statement of income (loss).

Operating Revenues - Energy Services
Combined revenues for Energy Services, net of intercompany transactions, decreased $4.8 million, or 39.7%, to $7.3 million, and decreased $20.9 million, or 55.1%, to $17.1 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. The significant drivers for the overall change were as follows:
•Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $5.2 million to $6.1 million and decreased $22.0 million to $14.2 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to lack of revenues from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

•The change in revenues from appliance service operations at SJESP, net of intercompany transactions, was not significant.

Gross Margin - Energy Group & Energy Services

Gross margin for the Energy Group and Energy Services businesses is a GAAP measure and is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of income/(loss), revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of income/(loss).

Gross margin is broken out between Energy Group and Energy Services, which are comprised of a group of segments as described in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Group

Combined gross margins for Energy Group increased $9.6 million to $4.5 million and increased $30.4 million to $23.7 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG increased $10.7 million to $4.8 million, and increased $29.1 million to $23.6 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to higher margins on daily energy trading activities. Also contributing to the nine month comparative period increase was a refund received from a third party gas supplier as discussed in Note 1 to the condensed consolidated financial statements, as well as the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $7.6 million for the nine months ended September 30, 2020, respectively, compared with the same period in 2019.

The wholesale energy operations at SJRG are expected to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•Gross margin from SJE’s retail electric operations decreased $1.1 million to a loss of $0.3 million for the three months ended September 30, 2020 compared with the same period in 2019, primarily due to overall lower sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. Gross margin from SJE's retail electric operations increased $1.2 million to a loss of $0.1 million for the nine months ended September 30, 2020 compared with the same period in 2019 primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $3.0 million for the nine months ended September 30, 2020 compared with the same period in 2019. Partially offsetting this nine month comparative period increase is overall lower sales volumes as SJE did not renew several contracts that have expired over the last twelve months.

Gross Margin - Energy Services
Combined gross margins for Energy Services decreased $3.0 million to $7.0 million and decreased $15.8 million to $16.5 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. The significant drivers for the overall change were as follows:
•Gross margin from on-site energy production at Marina decreased $3.2 million to $6.1 million and decreased $16.6 million to $13.9 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to lack of margin from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

•The change in gross margin from appliance service operations at SJESP was not significant.

Operating Expenses - All Segments:

A summary of net changes in operations expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2020 vs. 2019	Nine Months Ended September 30, 2020 vs. 2019
SJI Utilities:
SJG Utility Operations	$(1,092)	$(1,406)
ETG Utility Operations	823	9,173
ELK Utility Operations	(125)	(230)
Subtotal SJI Utilities	(394)	7,537
Nonutility:
Energy Group:
Wholesale Energy Operations	(381)	(263)
Retail Electric Operations	(283)	(285)
Subtotal Energy Group	(664)	(548)
Energy Services:
On-Site Energy Production	(3,092)	(10,665)
Appliance Service Operations	(140)	(41)
Subtotal Energy Services	(3,232)	(10,706)
Midstream	84	312
Corporate & Services and Intercompany Eliminations	3,678	(1,545)
Total Operations Expense	$(528)	$(4,950)

Operations Expense

SJG utility operations expense decreased $1.1 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. These decreases were primarily due to the operation of SJG’s CLEP and EEP, which experienced an aggregate net decrease. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting decreases in revenue during the three and nine months ended September 30, 2020, respectively, compared with the same periods in the prior year.

The change in ETG utility operations expense for the three months ended September 30, 2020 compared with the same period in 2019 was not significant. ETG utility operations expense increased $9.2 million for the nine months ended September 30, 2020 compared with the same period in 2019, primarily due to the operation of ETG's RAC, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting increase in revenue during the nine months ended September 30, 2020 compared with the same period in the prior year. Also contributing to the nine month comparative period increase was higher expenses in various areas, including those associated with corporate support, governance and compliance costs.

Combined operations expense for Energy Group and Energy Services decreased $3.9 million and $11.3 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to the sale of MTF and ACB (see Note 1 to the condensed consolidated financial statements).

Operations expense for the Corporate & Services segment increased $3.7 million for the three months ended September 30, 2020 compared with the same period in 2019, primarily due to an increase in corporate salary and benefit costs and corporate consulting and other professional service expenses, along with an increase in operations expense at SJEI due to the acquisitions of AEP and EnerConnex (see Note 1 to the condensed consolidated financial statements) and intercompany eliminations. The Corporate & Services segment had a $1.5 million decrease in Operations Expense for the nine months ended September 30, 2020 compared with the same period in 2019, primarily due to less severance and other employee separation costs and less costs incurred to exit the TSA, which occurred in March 2020, along with intercompany eliminations. This nine month comparative period decrease was partially offset by an increase in operations expense at SJEI due to the acquisitions of AEP and EnerConnex (see Note 1 to the condensed consolidated financial statements).

Maintenance - The change in maintenance expense for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019 was not significant.

Depreciation - Depreciation increased $3.0 million and $9.1 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG. This was partially offset by reduced depreciation expense at Marina as a result of the MTF & ACB sale (see Note 1 to the condensed consolidated financial statements).

Energy and Other Taxes - The change in energy and other taxes for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019 was not significant.

Other Income and Expense - Other income and expense increased $4.5 million and $5.4 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to the step acquisition gain recorded in connection with the EnerConnex acquisition (see Notes 1 and 17 to the condensed consolidated financial statements), along with higher investment performance and higher SJG AFUDC income.

Interest Charges – The change in interest charges for the three months ended September 30, 2020 compared with the same period in 2019 was not significant. Interest charges increased $2.9 million for the nine months ended September 30, 2020 compared with the same period in 2019, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG.

Income Taxes – Income tax benefit increased $8.5 million for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to ITC recorded on the assets of recently acquired solar and fuel cell projects (see Note 1 to the condensed consolidated financial statements), partially offset by a lower loss before income taxes during the third quarter of 2020 compared to the prior year period. Income tax expense increased $4.3 million for the nine months ended September 30, 2020 compared with the same period in 2019, primarily due to the increase in income before income taxes in 2020 compared with the prior year, along with a one-time tax adjustment at SJG resulting from SJG's Stipulation of Settlement with the BPU as part of its recent rate case filing that occurred in the first quarter of 2020 (see Note 7 to the condensed consolidated financial statements). These were partially offset with the benefits from ITC recorded on the assets of recently acquired solar and fuel cell projects that had previously commenced construction (see Note 1 to the condensed consolidated financial statements).

Equity in Earnings of Affiliated Companies – The change in equity in earnings of affiliated companies for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019 was not significant.

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

Cash flows for the period were the following (in thousands):

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net Cash Provided by Operating Activities	$254,200	$121,416
Net Cash Used in Investing Activities	$(297,319)	$(327,481)
Net Cash Provided by Financing Activities	$25,040	$195,259

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first nine months of 2020 produced more net cash than the same period in 2019, primarily due to the following: (1) cash payments related to a legal proceeding of a pricing dispute which were paid during the third quarter of 2019 and did not recur in 2020; (2) a refund from a third party gas supplier that was received in July 2020 (see Note 1 to the condensed consolidated financial statements); (3) higher ETG revenues due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019 (see "ETG Utility Operations"); (4) higher margins and increased collections on daily energy trading activities at SJRG; and (5) customer growth and lower costs experienced at SJG for environmental remediation.

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

Other significant investing activities of SJI during the first nine months of 2020 and 2019 were as follows:

•SJI received approximately $97.0 million from the sale of MTF and ACB during the nine months ended September 30, 2020.

•SJI received approximately $7.2 million and $26.4 million during the first nine months of 2020 and 2019, respectively, from the sale of certain solar assets.

•SJI received approximately $15.6 million during the three and nine months ended September 20, 2020 related to the sale of ELK.

•SJI paid approximately $10.9 million, net of cash acquired, for the acquisitions of EnerConnex and four solar LLC in 2020.

•SJI paid $54.3 million, net of cash acquired, to acquire a 93% ownership interest in Annadale.

•During the first nine months of 2019, SJI received $15.6 million as an adjustment to the purchase price related to the ETG/ELK Acquisition.

•See Notes 1 and 17 to the consolidated financial statements for more information related to the acquisitions and sales made during the period.

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

Credit facilities and available liquidity as of September 30, 2020 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$199,300	(A)	$300,700	August 2022
Term Loan Credit Agreement	150,000	150,000		—	March 2021

Total SJI	650,000	349,300		300,700

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	108,700	(B)	91,300	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2021 (D)

Total SJG	210,000	108,700		101,300

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	150,400	(C)	49,600	April 2022

Total	$1,060,000	$608,400		$451,600

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
(D) SJG renewed this facility during the third quarter of 2020.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of September 30, 2020.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

The SJI and the Utilities principal credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the SJG credit facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation. SJI and the Utilities were in compliance with these covenants as of September 30, 2020.

For additional information regarding the terms of the credit facilities as well as weighted average interest rates, average borrowings outstanding and maximum amounts outstanding under these credit facilities see Note 10 to the condensed consolidated financial statements.

2020 Activity:

Debt Issuances/Paydowns

On March 26, 2020, SJI entered into an unsecured $150.0 million term loan agreement, which bears interest at variable rates. The maturity date of the term loan is March 25, 2021, and the loan is recorded in Notes Payable on the condensed consolidated balance sheets as of September 30, 2020. The proceeds of the loan were used for general corporate purposes.

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

On April 16, 2020, SJG entered into a NPA which provides for SJG to issue and sell its Senior Secured Notes, Series F, 2020 in the aggregate principal amount of $525.0 million in three Tranches, as follows: (a) Senior Secured Notes, Series F, 2020, Tranche A due April 16, 2030 in the aggregate principal amount of $150.0 million; (b) Senior Secured Notes, Series F, 2020, Tranche B due April 16, 2050 in the aggregate principal amount of $250.0 million; and (c) Senior Secured Notes, Series F, 2020, Tranche C due October 1, 2050 in the aggregate principal amount of $125.0 million. All of the Tranche A Notes and the Tranche B Notes were issued on April 16, 2020, and bear interest at 3.28% and 3.93%, respectively. The Tranche C Notes were issued on October 1, 2020 and bear interest at 3.98%. See Note 20 to the condensed consolidated financial statements.

On April 26, 2020, SJG used proceeds from Tranche A and B discussed above to pay off $400.0 million principal amount outstanding on its term loan credit agreement, which was previously recorded in current portion of long-term debt on the condensed consolidated balance sheets. SJG intends to use the Tranche C proceeds discussed above to repay short-term indebtedness and for general corporate purposes.

On May 27, 2020, SJI entered into a NPA which provides for the Company to issue an aggregate of $200.0 million of senior unsecured notes in two tranches, as follows: (a) Senior Notes, Series 2020A due July 30, 2027, in the aggregate principal amount of $75.0 million (the "Series 2020A Notes"); and (b) Senior Notes, Series 2020B due July 30, 2030, in the aggregate principal amount of $125.0 million (the "Series 2020B Notes"). The Company issued both tranches of the Notes on July 30, 2020. The Series 2020A Notes bear interest at 3.71% and the Series 2020B Notes bear interest at 3.91%. The proceeds from these issuances were used to pay off the unsecured $200.0 million term loan credit agreement issued in April 2020, which was paid off on July 31, 2020.

In September 2020, SJG paid off $10.0 million of the principal balance outstanding on its 3.00% MTNs.

Equity Activity

In April 2020, SJI entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") to sell, from time to time, shares of the Company’s common stock, par value $1.25 per share, having an aggregate sale price up to $200.0 million, through an “at-the-market” equity offering program. Pursuant to the Sales Agreement, the shares of common stock were to be offered and sold through any of the named sales agents in negotiated transactions or transactions that are deemed to be “at-the-market” offerings. In June 2020, 8,122,283 shares were sold pursuant to the Sales Agreement at an average market price of approximately $24.62 for total net proceeds of $198.0 million after deducting commissions and other general & administrative expenses. These sales exhausted the shares that were available for sale under the Sales Agreement. The Company is using the net proceeds from this offering for general corporate purposes.

On October 16, 2020, SJI filed an amendment to its Certificate of Incorporation that increased the authorized number of shares of its common stock from 120,000,000 to 220,000,000 and the aggregate number of shares authorized to be issued by SJI from 122,500,000 to 222,500,000.

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

During the nine months ended September 30, 2019, the following debt issuances/paydowns occurred:

•SJI offered and sold $200.0 million aggregate principal amount of the Company's 5.625% Junior Subordinated Notes due 2079. The total net cash proceeds, inclusive of a debt discount of $5.3 million, were $194.7 million.

•ETG entered into a Bond Purchase Agreement which provided for the issuance of a series of first mortgage bonds in an aggregate principal amount of $145.0 million, in four Tranches, as follows: (a) 2.84% First Mortgage Bonds, Series 2019A-1, due September 27, 2029 in the aggregate principal amount of $40.0 million, which were issued on September 27, 2019; (b) 2.84% First Mortgage Bonds, Series 2019A-2, due October 29, 2029 in the aggregate principal amount of $35.0 million; (c) 2.94% First Mortgage Bonds, Series 2019A-3, due November 26, 2031 in the aggregate principal amount of $25.0 million; and (d) 2.94% First Mortgage Bonds, Series 2019A-4, due December 27, 2031 in the aggregate principal amount of $45.0 million. Tranches (b), (c), and (d) were all issued during the fourth quarter of 2019.

•SJI repaid $475.0 million aggregate principal amount of Floating Rate Senior Notes, Series 2018D.

•SJI paid off $60.0 million principal amount outstanding on its 3.30% Senior Notes, Series 2014A-1, due June 26, 2019, and paid off $40.0 million principal amount outstanding on its Floating Rate Senior Notes, Series 2014B-1, due June 26, 2019.

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

Current Portion of Long-Term Debt & Short-Term Borrowings - See Note 1 to the condensed consolidated financial statements.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of September 30, 2020	As of December 31, 2019
Equity	33.3%	29.6%
Long-Term Debt	54.5%	52.8%
Short-Term Debt	12.2%	17.6%
Total	100.0%	100.0%

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

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2020 and 2019 amounted to net cash outflows of $17.2 million and $35.7 million, respectively. Total net cash outflows for remediation projects are expected to be $26.1 million, $42.3 million and $62.1 million for 2020, 2021 and 2022, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2019, certain environmental costs are subject to recovery from ratepayers.

Standby Letters of Credit - See Notes 10 and 11 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:

•RC Cape May Holdings, LLC has communicated to SJG that it no longer intends to proceed with a project to re-power the former BL England facility with natural gas. As of March 2020, SJG had determined that the project under construction will be abandoned. SJG requested that the project costs spent to date of $10.1 million be recovered as a regulatory asset within its March 2020 rate case petition filed with the BPU. As such, the amount has been reclassified from Utility Plant and is presented as a Regulatory Asset within the condensed consolidated balance sheets at September 30, 2020. During the third quarter of 2020, the BPU approved the recovery of these project costs over a five-year period. See Notes 7 and 8 to the condensed consolidated financial statements.

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

The following table summarizes the composition of selected gas utility throughput for the three and nine month periods ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Utility Throughput – dts:
Firm Sales -
Residential	2,004	1,429	15,983	16,937
Commercial	732	627	4,003	4,614
Industrial	11	37	139	296
Cogeneration & Electric Generation	399	588	608	727
Firm Transportation -
Residential	79	63	689	814
Commercial	746	654	4,077	4,327
Industrial	2,235	2,161	7,201	7,141
Cogeneration & Electric Generation	1,361	1,523	2,800	3,890

Total Firm Throughput	7,567	7,082	35,500	38,746

Interruptible Sales	—	—	1	6
Interruptible Transportation	170	216	686	763
Off-System Sales	2,199	2,547	8,931	10,088
Capacity Release	20,570	27,988	59,360	70,222

Total Throughput - Utility	30,506	37,833	104,478	119,825

Throughput – Gas Utility Operations - Total gas throughput decreased 7.3 MMdts and 15.3 MMdts for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to volume decreases in OSS and Capacity Release resulting from lower demand and warmer weather.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income Impact:
CIP – Weather Related	$—	$—	$11.0	$5.0
CIP – Usage Related	(4.2)	(0.9)	3.2	(2.1)
Total Net Income Impact	$(4.2)	$(0.9)	$14.2	$2.9

Weather Compared to 20-Year Average	19.6% Colder	48.4% Colder	12.6% Warmer	269.6% Colder
Weather Compared to Prior Year	72.9% Colder	62.0% Colder	5.1% Warmer	4.3% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operating Expenses - A summary of changes in operating expenses for SJG is as follows (in thousands):

	Three Months Ended September 30, 2020 vs. 2019	Nine Months Ended September 30, 2020 vs. 2019
Operations	(1,092)	$(1,406)
Maintenance	721	$2,630
Depreciation	941	$2,851
Energy and Other Taxes	35	$(423)

Operations - See SJI's Management Discussion section above.

Maintenance - Maintenance expense increased $0.7 million and $2.6 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to an increase in RAC amortization expense resulting from increased environmental expenditures.

Depreciation - Depreciation expense increased $0.9 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019 was not significant.

Other Income and Expense - Other Income and Expense increased $0.7 million for the three months ended September 30, 2020 compared with the same period in 2019, primarily due to higher investment performance and higher AFUDC income. The change in other income and expense for the nine months ended September 30, 2020 compared with the same period in 2019 was not significant.

Interest Charges – The change in interest charges for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019 was not significant.

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

Cash flows for the period were the following (in thousands):

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net Cash Provided by Operating Activities	$158,813	$114,482
Net Cash Used in Investing Activities	(196,503)	(182,001)
Net Cash Provided by Financing Activities	32,666	67,688

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first nine months of 2020 produced more net cash than the same period in 2019, primarily due to a cash payment related to a legal proceeding of a pricing dispute which was paid during the third quarter of 2019 and did not recur in 2020, along with customer growth and lower costs for environmental remediation.

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

See SJI's Management Discussion section above.

SJI contributed equity infusions of $100.0 million and $109.5 million to SJG during the three and nine months ended September 30, 2020, respectively. There were no equity infusions during the three and nine months ended September 30, 2019.

SJG’s capital structure was as follows:

	As of September 30, 2020	As of December 31, 2019
Common Equity	54.4%	49.0%
Long-Term Debt	41.0%	43.3%
Short-Term Debt	4.6%	7.7%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2020 and 2019 amounted to net cash outflows of $23.8 million and $29.6 million, respectively. Total net cash outflows for remediation projects are expected to be $20.2 million, $22.1 million and $30.2 million for 2020, 2021 and 2022, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2019, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of September 30, 2020, averaged $71.8 million annually and totaled $384.4 million over the contracts’ lives.  Approximately 33% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) of $(6.2) million for both the three months ended September 30, 2020 and 2019, and $(7.8) million and $(18.4) million for the nine months ended September 30, 2020 and 2019, respectively, which are included with realized (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of income (loss).

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2020 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$14,341	$4,544	$68	$18,953
Prices provided by other external sources	12,937	3,401	538	16,876
Prices based on internal models or other valuation methods	9,263	1,554	302	11,119

Total	$36,541	$9,499	$908	$46,948

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$7,902	$345	$146	$8,393
Prices provided by other external sources	13,053	2,749	552	16,354
Prices based on internal models or other valuation methods	4,050	652	8	4,710

Total	$25,005	$3,746	$706	$29,457

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 43.3 MMdts with a weighted average settlement price of $2.58 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 86.7 MMdts with a weighted average settlement price of $(0.18) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 57.8 MMdts with a weighted average settlement price of $2.34 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are not material.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2020	$9,964
Contracts Settled During the Nine Months Ended September 30, 2020, Net	(8,624)
Other Changes in Fair Value from Continuing and New Contracts, Net	16,151

Net Derivatives — Energy Related Assets, September 30, 2020	$17,491

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2020 was $641.9 million and averaged $943.5 million during the first nine months of 2020. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $7.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase; and 2015 - 14 b.p. increase. At September 30, 2020, our average interest rate on variable-rate debt was 1.95%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2020, the interest costs on $2.7 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of September 30, 2020, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Obligor
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$20,000,000	3.049%	3/15/2017	3/15/2027	SJI
$10,000,000	3.049%	3/15/2017	3/15/2027	SJI
$12,500,000	3.530%	12/1/2006	2/1/2036	SJG
$12,500,000	3.430%	12/1/2006	2/1/2036	SJG

Credit Risk - As of September 30, 2020, SJI had approximately $5.7 million, or 12.2%, of the current and noncurrent Derivatives – Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

As of September 30, 2020, SJRG had $45.5 million of Accounts Receivable under sales contracts. Of that total, 21.2% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2020 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$1,756	$425	$2,181
Prices provided by other external sources	—	—	—
Prices based on internal models or other valuable methods	4,304	—	4,304

Total	$6,060	$425	$6,485

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$338	$—	$338
Prices provided by other external sources	479	—	479
Prices based on internal models or other valuable methods	—	—	—

Total	$817	$—	$817

Contracted volumes of SJG's NYMEX contracts are 12.4 MMdts with a weighted-average settlement price of $2.70 per dt. Contracted volumes of SJG's Basis contracts are 2.6 MMdts with a weighted-average settlement price of $0.48 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2020	$2,143
Contracts Settled During the Nine Months ended September 30, 2020, Net	(2,390)
Other Changes in Fair Value from Continuing and New Contracts, Net	5,915
Net Derivatives — Energy Related Assets, September 30, 2020	$5,668

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at September 30, 2020, was $107.9 million and averaged $316.4 million during the first nine months of 2020. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $2.3 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase; and 2015 - 20 b.p. increase. As of September 30, 2020, SJG's average interest rate on variable-rate debt was 1.30%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2020, the interest costs on $961.4 million of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of September 30, 2020, the disclosure controls and procedures employed at SJI and SJG, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

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

Public health crises and epidemics or pandemics, such as a novel coronavirus, could materially and adversely affect our business, operations and financial condition. Our business could be materially and adversely affected by a public health crisis or the widespread outbreak of contagious disease, such as the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19), which has been declared a pandemic by the World Health Organization in March 2020. The continued spread of COVID-19 across the world has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Additionally, our reliance on third-party suppliers, contractors, service providers, and commodity markets exposes us to the possibility of delay or interruption of our operations. For the duration of the outbreak of COVID-19, legislative and government action limits our ability to collect on overdue accounts, and prohibits us from shutting off services, which may cause a decrease in our cash flows or net income. These suspensions of shut downs of service for non-payment will be in place through at least March 15, 2021 based on an executive order issued by the Governor of New Jersey, in which water, gas and electricity providers are barred from cutting services to New Jersey residents. We have been executing our business continuity plans since the outbreak of COVID-19 and are closely monitoring potential impacts due to COVID-19 pandemic responses at the state and federal level. As expected, we have incurred operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during this crisis which have traditionally been recognized as prudent expenditures by our regulators. The effects of the pandemic also may have a material adverse impact on our ability to collect accounts receivable as customers face higher liquidity and solvency risks, and also considering the inability to shut down services as noted above. Currently, the impact of the pandemic to the collectability of our accounts receivable is an unknown and continues to be monitored, but such receivables have traditionally been included in rate recovery. Our infrastructure investment programs continue to move forward, and construction activity that was delayed in accordance with directives from the Governor of New Jersey have since continued; however, to the extent the pandemic worsens or a similar directive is put in place in the future for a long period of time, our capital projects could be significantly impacted. It is impossible to predict the effect of the continued spread of the coronavirus in the communities we service. Should the coronavirus continue to spread or not be contained, our business, financial condition and results of operations could be materially impacted, including impairment of goodwill or access to capital markets, which in turn may have a negative effect on the market price of our common stock.

Renewable energy projects at Marina receive significant benefit from tax and regulatory incentives. A significant portion of the expected return on investment of these renewable energy projects such as Annadale (fuel cell) and solar is dependent upon federal investment tax credits (ITCs) and the future market for renewable energy credits (RECs). The benefits from ITCs are typically available when the project is placed in service while the benefits from RECs are produced during the entire life of the project. As a result, earnings from existing projects would be adversely affected without a liquid REC market. In addition, the return on investment from new projects may not be as attractive if ITCs are not available and/or a liquid REC market ceases to exist. Therefore, these projects are exposed to the risk that favorable tax and regulatory incentives expire or are adversely modified.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

3.1(i)	Amendment to SJI By-Laws effective August 14, 2020 (incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed August 18, 2020).

3.1(ii)	SJI Amendment to Certificate of Incorporation effective October 16, 2020 (incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed October 20, 2020).

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, filed with the Securities and Exchange Commission on November 4, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income/(Loss); (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss); (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, filed with the Securities and Exchange Commission on November 4, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	November 4, 2020	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	November 4, 2020	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
(Principal Financial Officer)