Form 10-K
period 2020-12-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2021-02-25
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether any of the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) - The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 was $2,507,437,599. As of February 15, 2021, there were 100,615,918 shares of the registrant's common stock outstanding. South Jersey Gas Company (SJG) common stock ($2.50 par value) outstanding as of February 15, 2021 was 2,339,139 shares. All of SJG's outstanding shares of common stock are held by SJI Utilities, Inc. (SJIU), which is a wholly-owned subsidiary of SJI.

SJG is an indirect wholly-owned subsidiary of SJI and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K; therefore, SJG files this form with the reduced disclosure format.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of South Jersey Industries, Inc.'s definitive proxy statement for its 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

ABO	Accumulated Benefit Obligation
ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
ADIT	Accumulated Deferred Income Taxes
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
Annadale	Annadale Community Clean Energy Projects LLC
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
Bcf	One billion cubic feet
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BGSS-P	Periodic Basic Gas Supply Service
BPA	Bond Purchase Agreement
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
Catamaran	Catamaran Renewables, LLC
CBA	Collective Bargaining Agreement
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
Columbia	Columbia Gas Transmission, LLC
DCF	Discounted Cash Flow
Dominion	Dominion Transmission, Inc.
DPA	Deferred Payment Arrangements
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EMP	Energy Master Plan
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC

EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social and Governance
ESOP	Employee Stock Ownership Plan
ETG	Elizabethtown Gas Company
ETG/ELK Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
F	Fahrenheit
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSS	Federal Supply Schedule
FT	Firm Transportation
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
Gulf South	Gulf South Pipeline
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
ITC	Investment Tax Credit
LFGTE	Landfill Gas-to-Energy
LIBOR	London Interbank Offer Rate
LL	Lifeline Credit and Tenants Assistance Program
LLC	Limited Liability Company
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
Marina	Marina Energy, LLC
Mcf	One thousand cubic feet
MCS	MCS Energy Partners, LLC
MDQ	Maximum Daily Quantities
MDWQ	Maximum Daily Withdrawal Quantity
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTM	Mark-to-market
MTN	Medium Term Notes
MW	Megawatts
MWh	Megawatt-hours
National Fuel	National Fuel Gas Supply Corporation
NAV	Net Asset Value
NBS	NBS Energy Partners, LLC
NCI	Noncontrolling Interest
NJCEP	New Jersey Clean Energy Program

NJDEP	New Jersey Department of Environmental Protection
NJEDA	New Jersey Economic Development Authority
NOL	Net Operating Loss
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
OSS	Off-System Sales
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline, LLC, which is planning to construct an approximately 118-mile natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey
PGA	Purchase Gas Adjustment Clause
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
RAM	Rate Adjustment Mechanism
REV LNG	REV LNG, LLC
RNA	Revenue Normalization Adjustment Clause
RNG	Renewable Natural Gas
ROE	Return on Equity
ROU	Right-Of-Use
SAB	Staff Accounting Bulletin
Savings Plan	Employees' Retirement Savings Plan
SBC	Societal Benefits Clause
SBS	SBS Energy Partners, LLC
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SOA	Society of Actuaries
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
Tennessee	Tennessee Gas Pipeline Company, L.L.C.
Tetco	Texas Eastern Transmission Corp
Transco	Transcontinental Gas Pipe Line Company, LLC
TSA	Transition Services Agreement
TSR	Total Shareholder Return

USF	Statewide Universal Service Fund
Utilities	Represents SJI's utility businesses: SJG, ETG and, until its sale on July 31, 2020, ELK
UWUA	United Workers Union of America
VIE	Variable Interest Entities
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

INTRODUCTION

Filing Format

This Annual Report on Form 10-K is a combined report being filed separately by two registrants: South Jersey Industries, Inc. (SJI or "the Company") and South Jersey Gas Company (SJG). Information relating to SJI or any of its subsidiaries, other than SJG, is filed by SJI on its own behalf. SJG is only responsible for information about itself.

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

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this Report other than statements of historical fact, including statements regarding guidance, industry prospects, future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, should be considered forward-looking statements made in good faith by SJI and SJG, as applicable, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other documents, words such as “anticipate,” “believe,” "estimate," “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy,” "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were made and are inherently uncertain. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Report and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, neither SJI nor SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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
•ELK is a regulated natural gas utility which distributes natural gas in northern Maryland. On July 31, 2020, SJI sold ELK to a third-party buyer (see Note 1 to the consolidated financial statements).

•SJE acquires and markets electricity to retail end users.

•SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

•SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪Marina develops and operates on-site energy-related projects. Included in Marina were MTF and ACB, which, in February 2020, were sold to a third-party buyer (see Note 1 to the consolidated financial statements). Also included in Marina was a solar project that was sold in March 2020 (see Note 1 to the consolidated financial statements). The significant wholly-owned subsidiaries of Marina include:

•ACLE, BCLE, SCLE and SXLE own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. On June 1, 2020, the BCLE, SCLE, and SXLE landfill gas-to-energy production facilities ceased operations after receiving approval from their respective local governmental authorities to do so.

•Entities which own and operate rooftop solar generation sites located in New Jersey. These entities were acquired in 2020. Also included are two solar projects previously classified as held for sale. See Note 1 to the consolidated financial statements.

•SJESP receives commissions on appliance service contracts from a third party.

•Midstream invests in infrastructure and other midstream projects, including PennEast. See Note 3 to the consolidated financial statements.

•SJEI provides energy procurement and cost reduction services. The significant wholly-owned subsidiaries of SJEI include:

•AEP, an aggregator, broker and consultant in the retail energy markets that matches end users with suppliers for the procurement of natural gas and electricity, which was acquired in August 2019.

•EnerConnex, an aggregator, broker and consultant in the retail and wholesale energy markets that matches end users with suppliers for the procurement of natural gas and electricity. On August 7, 2020, SJEI acquired the remaining 75% of EnerConnex, of which SJEI previously held a 25% interest. See Note 1 to the consolidated financial statements.

South Jersey Industries, Inc.
Part I
•SJI Renewable Energy Ventures, LLC and SJI RNG Devco, LLC are newly formed subsidiaries which hold the equity interest in REV LNG and the renewable natural gas development rights in certain dairy farms, respectively (see "Acquisitions" below).

Acquisitions:

SJI, through its wholly-owned subsidiary Marina, acquired three LLCs on June 30, 2020, and acquired a fourth LLC on August 21, 2020. These entities own newly operational rooftop solar-generation sites located in New Jersey, and were acquired for $3.8 million in total consideration.

On August 7, 2020, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex for total consideration of $7.5 million. Prior to this transaction, SJEI had a 25% interest in EnerConnex.

On August 12, 2020, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. Catamaran was formed for the purpose of developing, owning and operating renewable energy projects, and will support SJI's commitment to clean energy initiatives. On the same date, Catamaran purchased 100% ownership in Annadale, an entity that has constructed two fuel cell projects totaling 7.5 MW in Staten Island, New York. These fuel cell projects became operational in December 2020.

On December 23, 2020, SJI, through its wholly-owned subsidiary SJES, completed its acquisition of a 35% interest in REV LNG. As part of the transaction, SJI also acquired renewable natural gas development rights in certain dairy farms, previously owned by REV LNG. The total consideration for the 35% interest in REV LNG was $10.5 million while the total consideration for the development rights was $10.0 million. As part of this transaction, SJI has also committed to providing up to $25.0 million in capital contribution loans to REV LNG, $19.3 million of which has been issued as of December 31, 2020. This acquisition is consistent with SJI's commitment to decarbonization, as REV LNG specializes in the development, production and transportation of renewable natural gas, liquified natural gas and compressed natural gas. Over the last few years, REV LNG has become one of the country’s leading developers of RNG projects through capturing, cleaning and converting bio-methane to RNG. Among its service offerings, REV LNG acquires the rights to build anaerobic digesters on dairy farms to produce RNG for injection into natural gas pipelines. SJI's investment in REV LNG includes an interest in RNG projects, a developing pipeline of RNG projects, as well as certain energy infrastructure assets associated with transporting and supplying RNG to market.

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration.

On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas, for total consideration of $1.72 billion after the settlement of working capital.

See Notes 1, 3 and 20 to the consolidated financial statements.

Divestitures:

In December 2019, the Company entered into an agreement to sell MTF and ACB to a third-party buyer, and the sale closed on February 18, 2020 for a final sales price of $97.0 million including working capital.

In December 2019, the Company entered into an agreement to sell ELK to a third-party buyer. The MPSC approved this transaction during the second quarter of 2020 (see Note 10 to the consolidated financial statements), and the transaction closed on July 31, 2020. Total consideration received was approximately $15.6 million, with working capital and other closing adjustments pending.

South Jersey Industries, Inc.
Part I
On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets (for this section, the “Transaction”) to a third-party buyer. As part of the Transaction, Marina agreed to sell its distributed solar energy projects across New Jersey, Maryland, Massachusetts and Vermont (for this section, the “Projects”), along with the assets comprising the Projects. These sales occurred between 2018-2020. Also in connection with the Transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback runs from the date each such project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. As of December 31, 2020, there are ten projects being leased back from the buyer through the end of 2021, which is the fifth anniversary of their placed-in-service date. The results of these projects being leased back are not material.

In July 2018, as part of the Transaction, Marina received a cash payment of $62.5 million for the sale of certain SRECs. During the fourth quarter of 2018, the Company closed on the majority of these Projects, including the wholly-owned subsidiaries MCS, NBS and SBS, with each project sold having met all conditions to satisfy closing. Total consideration received in the fourth quarter 2018 related to these sales was $228.1 million. During 2019, seven Projects were sold for total consideration of $24.3 million. During 2020, one Project was sold for total consideration of $7.2 million.

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

Resources

The Utilities:

Transportation and Storage Agreements

During 2020, SJG and ETG purchased and had delivered natural gas distribution of 45.9 MMdts and 31.4 MMdts, respectively. These deliveries were for on-system (SJG and ETG) and off-system (SJG) customers and for injections into storage. SJG's average cost per dt of natural gas purchased and delivered in 2020, 2019 and 2018, including demand charges, was $3.52, $4.17, and $5.20, respectively. ETG's average cost per dt of natural gas purchased and delivered in 2020 and 2019 was $3.85 and $4.33, respectively. The average cost per dt of natural gas purchased and delivered for ETG for the period July 1 - December 31, 2018 was $4.71.

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

Total transportation under contract at SJG and ETG are 421,980 dts/d and 254,523 dts/d, respectively. These contracts have terms with various ending dates, ranging from October 31, 2022 through November 30, 2029. The Company's intentions are to renew or extend these service agreements before they expire.

Total storage capacity under contract at SJG and ETG is 8.82 MMdts and 13.2 MMdts, respectively, with a total MDWQ of 163,289 dts and 225,343 dts, respectively. These contracts have terms with various ending dates, ranging from March 31, 2023 through September 30, 2029. The Company's intentions are to renew or extend these service agreements before they expire.

Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the FERC.

South Jersey Industries, Inc.
Part I

Gas Supplies

SJG has four separate AMAs with gas marketers that extend through March 31, 2021. SJG released to the marketers its firm transportation rights, and in return the marketers manage this capacity and provide SJG with firm deliverability each day. The marketer's intents are to optimize the capacity released to SJG under these AMAs and pay SJG an asset management fee.

SJG has committed to a purchase of a minimum of 15,000 dts/d and up to 70,000 dts/d, from a supplier for a term of ten years at index-based prices. Also, in 2019 SJG entered into a two-year purchase agreement with a producer delivering 5,000 dts/day at SJG’s Leidy Line for certified responsible gas from November 1, 2019 through October 31, 2021.

On July 1, 2018, ETG entered into an AMA with SJRG which extends through March 31, 2022. Under this agreement ETG released to SJRG and/or designated SJRG as agent for all firm transportation and storage contracts. SJRG is obligated to provide natural gas supply to meet demand requirements and optimize ETG’s portfolio of natural gas transportation and storage contracts. SJRG pays a fixed fee and shares net margin generated through portfolio optimization.

As part of the gas purchasing strategy, the Utilities use financial contracts to hedge against forward price risk. These contracts are recoverable through the BGSS Clause, subject to BPU approval.

Supplemental Gas Supplies

SJG operates peaking facilities, located in McKee City, NJ, where it liquefies, stores and vaporizes LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

ETG operates a peaking facility, located in Elizabeth, NJ, where it stores and vaporizes LNG for injection into its distribution system. ETG's LNG facility has a storage capacity equivalent to 165,000 dts of natural gas and has an installed capacity to vaporize up to 25,000 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F or 63 Heating Degree Days, while ETG's plans on an average daily temperature of 0 degrees F or 65 Heating Degree Days. Gas demand on such a design day for the 2020-2021 winter season is estimated to be 578,029 dts for SJG and 474,859 dts for ETG (excluding industrial customers). SJG and ETG project to have adequate supplies and interstate pipeline entitlements to meet design day requirements. SJG and ETG experienced their highest peak-day demand for calendar year 2020 on February 14th and January 20th, respectively.

South Jersey Energy Company

Due to the liquidity in the market, SJE primarily purchases delivered electric in the day-ahead and real-time markets through regional transmission organizations.

South Jersey Resources Group

Transportation and Storage Agreements

SJRG holds various firm transportation agreements with National Fuel, Transco, Dominion, Columbia, Tennessee and Tetco. Total transportation under contract is 423,030 dts/d. These contracts have terms with various ending dates, ranging from October 31, 2021 through March 31, 2043. SJRG's intentions are to renew or extend these service agreements before they expire.

SJRG holds multiple storage service agreements with Transco (for storage service at Transco's WSS facility) and National Fuel. Total storage capacity under contract is approximately 4.6 MMdts. The contracts have terms with various ending dates, ranging from June 30, 2021 through March 31, 2023, for which SJRG's intentions are to renew or extend these service agreements before they expire.

South Jersey Industries, Inc.
Part I
Gas Supplies

SJRG has entered into several long-term natural gas supply agreements to purchase 721,900 dts/d, depending upon production levels, for terms ranging from five to eleven years at index-based prices.

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

Non-Utility Companies

Among SJI's non-utility activities, wholesale (including fuel supply management) has seasonal patterns similar to the Utilities. Activities such as energy services do not follow seasonal patterns. Other activities, such as retail electric marketing, can have seasonal earnings patterns that are different from the Utilities. The first and fourth quarters remain the periods where most of SJI's revenue and net income is produced.

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

Environmental, Government Regulation, and Other Regulatory Matters

Information on environmental matters and governmental regulations for SJI and SJG and its subsidiaries can be found in Notes 10, 11 and 15 to the consolidated financial statements included under Item 8 of this Report. We are also subject to numerous regulations related to safety standards, building and zoning requirements, labor and employment, discrimination, anti-bribery/anti-corruption, data privacy and income taxes. We believe that we are, in all material respects, in compliance with all applicable laws and regulations. However, we cannot give any assurance that we will not incur significant expenses in the future in order to comply with any such laws or regulations or that such regulations will not affect our competitive position. For more information, see the Item 1A, Risk Factors under Part I of this report.

South Jersey Industries, Inc.
Part I
Employees and Human Capital Resources

To ensure strategic efforts related to human capital are met, the ESG Committee of the Board is responsible for oversight of key initiatives, including human capital management, diversity and inclusion, and safety. In addition, the Compensation Committee of the Board oversees executive compensation and engages independent consultants to provide expertise and guidance on competitive pay programs. In addition to the above, SJI has an internal Executive Safety Council that monitors progress and planning on safety efforts. There is also an internal ESG Management Committee whose responsibilities include managing the progress on SJI’s ESG efforts and providing periodic reports to the ESG Committee of the Board. SJI has also established a Diversity Council made up of a cross section of leadership to help drive diversity and inclusiveness.

Every day, our employees play a critical role in building the foundation that will support the future growth of SJI. Through our focus on talent acquisition and development, employee engagement initiatives, diversity and inclusion efforts, and our emphasis on safety, we are invested in creating a truly empowered workforce. We create an environment that fosters diverse perspectives and a support structure that champions our employees.

As of December 31, 2020, SJI and its subsidiaries employed 1,130 employees compared with 1,111 employees as of December 31, 2019. As of December 31, 2020, 303 of the total number of employees were represented by labor unions at SJG, and 167 were represented by a labor union at ETG. As of December 31, 2019, 319 of the total number of employees were represented by labor unions at SJG, and 176 were represented by a labor union at ETG. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293; IAM Local 76; and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2022. The labor agreements cover wage increases, health and welfare benefits, paid time off programs, and other benefits.

When we recruit, we look for diverse talent with strong technical skills, as well as the ability to thrive in a highly collaborative and dynamic environment. It is our policy to comply fully with all federal, state and local laws, rules and regulations relating to discrimination in the workplace. SJI is committed to continuing to build a culture of inclusion through diversity and inclusion initiatives, including mandatory diversity and inclusion training for employees.

SJI provides employees with programs and opportunities to develop, as well as a commitment to a positive environment. SJI offers competitive pay, health and welfare benefits, and incentive programs that recognize, reward, and retain employees, while driving performance. SJI also prides itself on developing our internal talent, capitalizing on opportunities to provide growth and promotions to roles of increased responsibility. Through our internal corporate development programs, employees can develop critical skills and hone industry knowledge. Multiple training opportunities and development programs provide employees the knowledge, skills, abilities, and experiences they need to grow within the organization. Employee engagement surveys are also conducted to ensure our employees have a voice in informing SJI’s ongoing efforts to foster a positive workplace culture.

The health and safety of our employees is a top priority. We audit our operations and construction activities, track and report on compliance items and deliver ongoing Health, Safety, and Environment training. For information specific to our COVID-19 response, see the "COVID-19" section of Item 7 "Management Discussion & Analysis of Financial Condition and Results of Operations" in this Report.

SJI's sustainability report, which is published annually, is available free of charge on its corporate website under “ESG - Home.” Our 2019 ESG Annual Report reflects the most recent available data on a variety of topics, including specific information relating to (i) diversity in the workplace; and (ii) certain safety metrics at our natural gas businesses. Information included in this sustainability report is not incorporated into this Form 10-K.

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

Risks Related to our Business

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

•Our stated long-term goals are based on various assumptions and beliefs that may not prove to be accurate, and we may not achieve our stated long-term goals by 2021 or at all. SJI's current long-term goals are to grow Economic Earnings Per Share 6-8% annually driven by high quality earnings, a strong balance sheet and a low-to-moderate risk profile. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities. For example, these long-term goals are based on certain assumptions regarding our participation in PennEast. However, construction on this project has been delayed due to several unfavorable court rulings (see Note 3 to the consolidated financial statements). As a result, no assurance can be given that this project will be completed on time or at all. Further, the economy, as well as the ongoing COVID-19 pandemic, could cause increased customer delinquencies or otherwise negatively affect achievement of our long-term earnings goals. Changes in the New Jersey State administration could lead to unfavorable state and local regulatory changes that could delay approvals, require environmental remediation or capital or other expenditures or otherwise adversely affect our results of operations, financial condition or cash flows. Other factors, assumptions and beliefs of management and our board of directors on which our long-term goals were based may also prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals by 2021 or at all, or our stated long-term goals may be negatively revised as a result of less than expected progress toward achieving these goals, and you are therefore cautioned not to place undue reliance on these goals.

South Jersey Industries, Inc.
Part I

•We may be unable to complete construction or development projects entered into through recent acquisitions. Construction, development and operation of projects under the Catamaran joint venture and the REV LNG acquisition are subject to federal and state oversight and require various approvals. We or our joint venture partnerships may be unable to obtain the needed property rights, permits or approvals for these projects or any future projects we may enter into.

Risks Related to our Industry and Market Conditions

•High natural gas prices could cause more receivables to be uncollectible. Higher levels of uncollectibles from either residential, commercial or industrial customers as a result of higher natural gas prices would negatively impact net income and could result in higher working capital requirements.

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

•Renewable energy projects at Marina receive a significant benefit from tax and regulatory incentives. A significant portion of the expected return on investment of these renewable energy projects such as Annadale (fuel cell) and solar is dependent upon federal ITCs and the future market for RECs. The benefits from ITCs are typically available when the project is placed in service while the benefits from RECs are produced during the entire life of the project. As a result, earnings from existing projects would be adversely affected without a liquid REC market. In addition, the return on investment from new projects may not be as attractive if ITCs are not available and/or a liquid REC market ceases to exist. Therefore, these projects are exposed to the risk that favorable tax and regulatory incentives expire or are adversely modified.

Risks Related to Regulation and Litigation

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

South Jersey Industries, Inc.
Part I

•Climate change legislation could impact SJI's and SJG's financial performance and condition.  Climate change is receiving ever increasing attention from both scientists and legislators.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its future impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change, including the impact of President Biden's regulatory agenda, could result in a variety of regulatory programs, including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers. Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows.

•Changes in the regulatory environment or unfavorable rate regulation at the Utilities may have an unfavorable impact on financial performance or condition.  SJG and ETG are regulated by the BPU. These regulatory commissions have authority over many of the activities of the utility business including, but not limited to, the rates the Utilities charge to their respective customers, the amount and type of securities they can issue, the nature of investments they can make, the nature and quality of services they provide, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay the Utilities' ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect SJI's and SJG's results of operations, financial condition and cash flows.

•Failure to obtain proper approvals and property rights in the PennEast pipeline could hinder SJI's equity investment in the project. See Note 3 to the consolidated financial statements for specific details and a timeline of the PennEast project. PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, as well as our joint venture partners, may be unable to obtain all needed legal and regulatory approvals and all such needed property rights, permits and licenses to successfully construct and develop the pipeline, and failing to do this, or being unable to identify or implement other options, could cause SJI's equity investment in the project to become impaired. Such impairment could have a materially adverse effect on SJI's financial condition and results of operations.

Risks Related to Financing and Liquidity

•Increasing interest rates would negatively impact the net income of SJI and SJG. Several of SJI's subsidiaries, including SJG, are capital intensive, leading to us incurring significant amounts of debt financing. Some of the long-term debt of SJI and its subsidiaries is issued at fixed rates, while SJG has interest rate swaps to mitigate changes in variable rates.  However, long-term debt of SJI and SJG at variable rates, along with all variable rate short-term borrowings, are exposed to the impact of rising interest rates. Changes in the method of determining LIBOR or the replacement of LIBOR with alternative reference rates cannot be estimated at this time, and could impact SJI and SJG in the future.

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

South Jersey Industries, Inc.
Part I

•The Company may not be able to obtain refinancings of short-term debt, causing the ability to pay such debt at maturity to be at risk. The Company has debt that is due within one year, and short-term notes payable which includes borrowings under the commercial paper program (see Note 13 to the consolidated financial statements). SJI expects to further reduce its short-term debt and short-term borrowings over the next twelve months by utilizing funds provided from refinancing activities. The Company can offer no assurances that these refinancings will be successful.

General Risk Factors That May Impact Our Business

•Public health crises and epidemics or pandemics, such as a novel coronavirus, could materially and adversely affect our business, operations and financial condition. Our business could be materially and adversely affected by a public health crisis or the widespread outbreak of contagious disease, such as the outbreak of respiratory illness caused by a novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020. The continued spread of COVID-19 across the world has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Additionally, our reliance on third-party suppliers, contractors, service providers, and commodity markets exposes us to the possibility of delay or interruption of our operations. For the duration of the outbreak of COVID-19, legislative and government action limits our ability to collect on overdue accounts, and prohibits us from shutting off services, which may cause a decrease in our cash flows or net income. These suspensions of shut offs of service for non-payment by New Jersey utility customers will be in place through at least March 15, 2021 based on an executive order issued by the Governor of New Jersey. We have been executing our business continuity plans since the outbreak of COVID-19 and are closely monitoring potential impacts due to COVID-19 pandemic responses at the state and federal level. As expected, we have incurred increased operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during this crisis which have traditionally been recognized as prudent expenditures by our regulators. The effects of the pandemic also may have a material adverse impact on our ability to collect accounts receivable as customers face higher liquidity and solvency risks, and also considering the inability to shut off services as noted above. Currently, the impact of the pandemic to the collectability of our accounts receivable continues to be monitored, but such receivables have traditionally been included in rate recovery. Our infrastructure investment programs continue to move forward, and construction activity that was delayed in accordance with directives from the Governor of New Jersey have since continued; however, to the extent the pandemic worsens or a similar directive is put in place in the future for a long period of time, our capital projects could be significantly impacted. It is impossible to predict the effect of the continued spread of the coronavirus in the communities we service. Should the coronavirus continue to spread or not be contained, our business, financial condition and results of operations could be materially impacted, including resulting in an impairment of goodwill or reduced access to capital markets, which in turn may have a negative effect on the market price of our common stock.

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

South Jersey Industries, Inc.
Part I
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

•Changes in federal policy, including tax policies, could negatively impact SJI's financial results. SJI and SJG are subject to taxation by various taxing authorities at the federal, state and local levels. The results of the U.S. presidential election could lead to changes in tax laws that could negatively impact the Company’s effective tax rate. Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%. If this proposal is ultimately enacted into law, in whole or in part, it could have a negative impact to the Company’s results of operations, cash flows and effective tax rate.

•An additional valuation allowance may need to be recorded for our deferred tax assets. During the year ended December 31, 2020 a valuation allowance was recorded related to certain state net operating loss and state credit carryforwards expected to expire prior to being fully utilized. Further evaluations of our deferred tax assets could have a material impact on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to distribution systems for delivery to customers. As of December 31, 2020, there were approximately 146.7 miles of mains in SJG's transmission systems and 6,771 miles of mains in SJG's distribution systems.

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

In November 2018, SJG opened its corporate headquarters in Atlantic City, New Jersey.

ETG is headquartered in Union, NJ and owns approximately 3,264 miles of distribution pipeline and 13 miles of transmission system mains in seven counties in northern and central New Jersey. ETG has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations.

As of December 31, 2020, SJI's utility plant had a gross book value of approximately $5.3 billion and net book value, after accumulated depreciation, of approximately $4.4 billion. In 2020, SJI spent approximately $486.5 million on capital expenditures for utility plant and nonutility property, plant and equipment, and there were retirements of property having an aggregate gross book cost of approximately $45.5 million. As of December 31, 2020, SJG's utility plant had a gross book value of approximately $3.4 billion and a net book value, after accumulated depreciation, of approximately $2.8 billion. In 2020, SJG spent approximately $269.0 million on capital expenditures for utility plant and there were retirements of property having an aggregate gross book cost of approximately $22.5 million.

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

Nonutility property and equipment has a net book value of approximately $112.7 million and consists mostly of fuel cell and solar assets, along with miscellaneous equipment and vehicles.

SJI and SJG believe its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

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

South Jersey Industries, Inc.

Market Price of Common Stock and Related Information

Our stock is traded on the New York Stock Exchange under the symbol SJI. As of December 31, 2020, the latest available date, our records indicate there were 5,828 shareholders of record.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the five-year period through December 31, 2020.

This performance chart assumes:

•$100 invested on December 31, 2015 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and
•All dividends are reinvested.

Comparison of Five-Year Cumulative Return

220
200
180
160
140
120
100
80
2015
2016
2017
2018
2019
2020
S&P 500
S&P Utilities
SJI

	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
S&P 500	100	$112	$136	$130	$171	$203
S&P Utilities	$100	$116	$130	$136	$171	$172
SJI	$100	$148	$142	$131	$161	$111

Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a history of paying quarterly dividends and has a stated goal of increasing its dividend annually.

See Note 2 to the consolidated financial statements for information on shares of stock granted to non-employee members of SJI's Board of Directors, along with shares granted to SJI’s officers and other key employees.

Issuer Purchases of Equity Securities - There were no purchases by SJI of its own common stock during the year ended December 31, 2020.

South Jersey Gas Company

All of the outstanding common stock of SJG (its only class of equity securities) is owned by SJIU. The common stock is not traded on any stock exchange.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2020, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. No dividends were declared or paid on SJG's common stock in 2020, 2019 or 2018.

SJG received $109.5 million in equity contributions from SJI during 2020. There were no equity contributions during 2019 or 2018.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data
(In Thousands Where Applicable)

South Jersey Industries, Inc. and Subsidiaries
Year Ended December 31,

The following financial data has been obtained from SJI’s consolidated financial statements (in thousands, except for ratios, shares data and earnings per share):

	2020	2019	2018	2017	2016

Operating Results:
Operating Revenues	$1,541,383	$1,628.626	$1,641,338	$1,243.068	$1,036,500

Income (Loss) from Continuing Operations	$157,297	$77,189	$17,903	$(3,404)	$119,061
Discontinued Operations - Net (1)	(255)	(272)	(240)	(86)	(251)
Net Income (Loss)	157,042	76,917	17,663	(3,490)	118,810
Add: Loss Attributable to Noncontrolling Interest	(42)	—	—	—	—
Net Income (Loss) Attributable to South Jersey Industries, Inc.	$157,084	$76,917	$17,663	$(3,490)	$118,810

Total Assets	$6,689,148	$6,365,340	$5,956,577	$3,865,086	$3,730,567

Capitalization:
Total South Jersey Industries, Inc. Equity	$1,660,881	$1,423,785	$1,267,022	$1,192,409	$1,289,240
Noncontrolling Interest	5,995	—	—	—	—
Total Equity	1,666,876	1,423,785	1,267,022	1,192,409	1,289,240
Long-Term Debt	2,776,400	2,070,086	2,106,863	1,122,999	808,005

Total Capitalization	$4,443,276	$3,493,871	$3,373,885	$2,315,408	$2,097,245

Diluted Earnings (Loss) Per Common Share (Based on Average Diluted Shares Outstanding):
Continuing Operations	$1.62	$0.84	$0.21	$(0.04)	$1.56
Discontinued Operations - Net (1)	—	—	—	—	—
Net Income	1.62	0.84	0.21	(0.04)	1.56
Add: Loss Attributable to Noncontrolling Interest	—	—	—	—	—
Net Income Attributable to South Jersey Industries, Inc.	$1.62	$0.84	$0.21	$(0.04)	$1.56

Return (Loss) on Average Equity (2)	10.2%	5.7%	1.5%	(0.3)%	10.2%

Share Data:
Number of Shareholders of Record	5.8	6.0	6.3	6.5	6.7
Average Common Shares	96,854	92,130	83,693	79,541	76,362

Common Shares Outstanding at Year End	100,592		92,394		85,506		79,549		79,478
Dividend Reinvestment Plan:
Number of Shareholders	4.5		4.7		4.8		5.0		5.2
Number of Participating Shares	3,182		3,228		3,317		3,607		3,627
Book Value at Year End	$16.57		$15.41		$14.82		$14.99		$16.22
Dividends Declared per Common Share	$1.19		$1.16		$1.13		$1.10		$1.07
Market Price at Year End	$21.55		$32.98		$27.80		$31.23		$33.69
Market-to-Book Ratio	1.3	x	2.1	x	1.9	x	2.1	x	2.1	x

Consolidated Economic Earnings (3)
Income (Loss) from Continuing Operations	$157,297		$77,189		$17,903		$(3,404)		$119,061
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized Losses/(Gains) on Inventory Injection Hedges	(5,145)		14,546		(35,846)		14,558		(26,867)
Loss Attributable to Noncontrolling Interest	42		—		—		—		—
Loss on Property, Plant and Equipment (4)	—		10,745		105,280		91,299		—
Net Losses from Legal Proceedings (5)	—		2,336		5,910		56,075		—
Acquisition/Sale Net Costs (6)	2,174		3,468		34,674		19,564		—
Customer Credits (7)	—		—		15,333		—		—
ERIP and OPEB (8)	—		—		6,733		—		—
Other Costs (9)	1,983		4,179		—		2,227		(165)
Income Taxes (10)	527		(9,423)		(33,753)		(70,834)		10,813
Additional Tax Adjustments (11)	6,081		—		—		(11,420)		—
Economic Earnings	$162,959		$103,040		$116,234		$98,065		$102,842

Earnings (Loss) per Share from Continuing Operations (3)	$1.62		$0.84		$0.21		$(0.04)		$1.56
Minus/Plus:
Unrealized Mark-to-Market Losses/(Gains) on Derivatives and Realized Losses/(Gains) on Inventory Injection Hedges	(0.05)		0.16		(0.42)		0.18		(0.35)
Loss on Property, Plant and Equipment (4)	—		0.12		1.24		1.14		—
Net Losses from Legal Proceedings (5)	—		0.02		0.07		0.70		—
Acquisition/Sale Net Costs (6)	0.02		0.04		0.41		0.25		—
Customer Credits (7)	—		—		0.18		—		—
ERIP and OPEB (8)	—		—		0.08		—		—
Other Costs (9)	0.02		0.04		—		0.03		—
Income Taxes (10)	0.01		(0.10)		(0.39)		(0.89)		0.13
Additional Tax Adjustments (11)	0.06		—		—		(0.14)		—
Economic Earnings per Share (3)	$1.68		$1.12		$1.38		$1.23		$1.34

(1)    Represents discontinued business segments: sand mining and distribution operations sold, and fuel oil operations with related environmental liabilities (See Note 3 to the consolidated financial statements).

(2)    Calculated based on Income (Loss) from Continuing Operations.

(3)    This section includes the non-GAAP financial measures of Economic Earnings and Economic Earnings per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report for a discussion regarding the use of non-GAAP financial measures and a reconciliation of income from Continuing Operations and earnings per share to Economic Earnings and Economic Earnings per share, respectively.

(4)    Represents impairment charges taken as follows: in 2019 on solar generating facilities along with the agreement to sell MTF and ACB, which were both driven by the expected purchase prices being less than the carrying value of the assets; in 2018 on solar generating facilities, which was also primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, along with LFGTE assets, which was primarily driven by the remaining carrying value of these assets no longer being recoverable; and in 2017 on solar generating facilities, LFGTE long-lived assets, LFGTE intangible assets related to customer relationships, and goodwill.

(5)    Represents net losses from three separate legal proceedings: (a) charges in 2017, 2018 and 2019, including interest, legal fees and the realized difference in the market value of the commodity (including financial hedges) resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014; (b) a charge in 2017, including legal fees, resulting from a settlement with a counterparty over a dispute related to a three-year capacity management contract; and (c) a gain taken in 2017 resulting from a favorable FERC decision, including interest, over a tariff rate dispute with a counterparty, whereby SJI contended that the counterparty was overcharging for storage demand charges over a ten-year period.

(6)    Represents the following:
•Costs incurred in 2020 to acquire EnerConnex, Annadale, and four solar LLCs
•Gain recorded in 2020 on the step-acquisition of EnerConnex
•Costs incurred and gains/losses recognized in 2020 on the sales of MTF/ACB and ELK
•Costs incurred and gains recognized in 2018-2020 on the sale of certain solar assets included in Assets Held for Sale in previous periods. The gains pertain to those projects that were not impaired in previous periods as discussed Note 1 to the consolidated financial statements.
•Costs incurred in 2017-2018 on the agreement to acquire the assets of ETG and ELK, and costs incurred in 2019-2020 to prepare to exit the transaction services agreement
•Costs incurred in 2018 on the sale of the retail gas business of SJE

(7)    Represents credits to ETG and ELK customers that were required as part of the ETG/ELK Acquisition.

(8)    Represents costs incurred on the Company's ERIP as well as the benefit of amending the Company's OPEB.

(9)    Represents severance and other employee separation costs, along with costs incurred to cease operations at three landfill gas-to-energy production facilities. Included in this amount in 2017 are amendments made to an existing interest rate derivative linked to unrealized losses previously recorded in AOCL.

(10)    Determined using a combined average statutory tax rate applicable to each period presented.

(11)    Represents additional tax adjustments, primarily including a state deferred tax valuation allowance at SJI, and a one-time tax expense resulting from SJG's Stipulation of Settlement with the BPU.

South Jersey Gas Company
Year Ended December 31,

The following financial data has been obtained from SJG’s financial statements (in thousands, except for ratios and customers):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Revenues	$571,787	$569,226	$548,000	$517,254	$461,055

Net Income	$108,059	$87,394	$82,949	$72,557	$69,045

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

	As of December 31,
	2020	2019	2018	2017	2016
Property, Plant and Equipment, Net	$2,780,906	$2,596,102	$2,383,459	$2,154,083	$1,952,912

Total Assets	$3,522,265	$3,348,555	$3,118,236	$2,865,974	$2,551,923

Capitalization:
Common Equity	$1,303,726	$1,089,898	$1,008,022	$921,433	$839,900
Long-Term Debt	1,016,280	547,161	874,507	758,052	423,177
Total Capitalization	$2,320,006	$1,637,059	$1,882,529	$1,679,485	$1,263,077

Total Customers	404,886	397,090	391,092	383,633	377,625

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

OVERVIEW - SJI (or the Company) is an energy services holding company that provides a variety of products and services through the following direct or indirect wholly-owned subsidiaries:

SJIU

SJIU was established as a subsidiary of SJI for the purpose of serving as a holding company that owns SJG, ETG and, until its sale, ELK.

SJG

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately $108.1 million to SJI's net income on a consolidated basis in 2020.

SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 113 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties. SJG benefits from its proximity to Philadelphia, PA and Wilmington, DE on the western side of its service territory and the popular shore communities on the eastern side. Continuing expansion of SJG's infrastructure throughout its seven-county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas.

Southern New Jersey's oceanfront communities continue to experience demand for new single and multifamily homes for both seasonal and year-round living. Demand for existing homes has increased throughout our service territory, in line with national trends. Building expansions in the medical, education, warehouse/distribution, and retail sectors contributed to SJG's growth. At present, SJG serves approximately 80% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2020, SJG served 404,886 residential, commercial and industrial customers in southern New Jersey, compared with 397,090 customers at December 31, 2019.  No material part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2020 amounted to 139.3 MMdts, of which 50.5 MMdts were firm sales and transportation, 1.0 MMdts were interruptible sales and transportation and 87.8 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 48.1% residential, 22.9% commercial, 19.8% industrial, and 9.2% cogeneration and electric generation. As of December 31, 2020, SJG served 378,103 residential customers, 26,369 commercial customers and 414 industrial customers.  This includes 2020 net additions of 7,410 residential customers and 386 commercial and industrial customers.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the FERC Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2020, off-system sales amounted to 14.8 MMdts and capacity release amounted to 73.0 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2020, usage by interruptible customers, excluding off-system customers, amounted to 1.0 MMdts, or approximately 1% of the total throughput.

ETG

On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas. ELK was subsequently sold to a third party on July 31, 2020.

ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey. ETG serves residential, business and industrial customers, with a service territory that covers the northern part of New Jersey, including municipalities throughout Union, Middlesex, Sussex, Warren, Hunterdon, Morris and Mercer Counties. ETG was founded in 1855 and is based in Union, New Jersey. ETG contributed net income of approximately $47.7 million during 2020.

ETG believes growth exists in the expansion of its Northwestern service territory, the Franklin/Sparta area, and the Hackettstown Interconnect. ETG also serves northern New Jersey's diversified industrial base within its territory with natural gas, which includes pharmaceutical, food and beverage, and transportation industries.

As of December 31, 2020, ETG served 301,613 customers in northern and central New Jersey, including 277,852 residential customers, 23,663 commercial customers and 98 industrial customers. As of December 31, 2019, ETG served 297,191 customers.  No material part of ETG's business is dependent upon a single customer or a few customers. Gas sales and transportation for 2020 amounted to 47.4 MMdts, of which 41.1 MMdts were firm sales and transportation and 6.3 MMdts were interruptible sales and transportation. The breakdown of firm sales and transportation includes 22.4 MMdts residential, 13.2 MMdts commercial, and 5.5 MMdts industrial.

SJES

SJI established SJES as a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly-owned subsidiaries of SJES:

SJE

SJE provides services for the acquisition and transportation of electricity for retail end users and markets total energy management services. SJE markets electricity to residential, commercial and industrial customers. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2020, SJE had a net loss of approximately $1.3 million which reduced SJI's net income on a consolidated basis by such amount.

SJRG

SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2020, SJRG contributed approximately $25.3 million to SJI's net income on a consolidated basis.

SJEX

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX is considered part of SJI's wholesale energy operations. In 2020, SJEX contributed approximately $0.4 million to SJI's net income on a consolidated basis.

Marina

Marina develops and operates on-site energy-related projects. There are several businesses under Marina, as discussed below.

ACLE, BCLE, SCLE and SXLE are wholly-owned subsidiaries of Marina, which own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. On June 1, 2020, the BCLE, SCLE, and SXLE landfill gas-to-energy production facilities ceased operations after receiving approval from their respective local governmental authorities to do so.

Marina owns four LLCs which own and operate rooftop solar generation sites located in New Jersey. All four were acquired in 2020 (see Note 1 to the consolidated financial statements).

In 2020, SJI, through Marina, formed the Catamaran joint venture with a third party partner. Catamaran owns 100% of Annadale, of which Marina has a 93% ownership interest. Catamaran was formed for the purpose of developing, owning and operating renewable energy projects, and will support SJI's commitment to clean energy initiatives. Annadale has constructed two fuel cell projects totaling 7.5 MW in Staten Island, New York which began operations in December 2020 (see Note 20 to the consolidated financial statements).

Also in, 2020, the Company sold MTF and ACB for a final sales price of $97.0 million. See Note 1 to the consolidated financial statements. MTF previously provided cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ. ACB previously owned and operated a natural gas fueled combined heating, cooling and power facility located in Atlantic City, New Jersey.

On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its portfolio of solar energy assets (for this section, the “Transaction”) to a third-party buyer. As part of the Transaction, Marina agreed to sell its distributed solar energy projects across New Jersey, Maryland, Massachusetts and Vermont (for this section, the “Projects”), along with the assets comprising the Projects. These sales occurred between 2018-2020. Also in connection with the Transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback runs from the date each such project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. As of December 31, 2020, there are ten projects being leased back from the buyer through the end of 2021, which is the fifth anniversary of their placed-in-service date. The results of these projects being leased back are not material.

The Company currently has two projects that are not part of the Transaction and remain owned by Marina. These assets are recorded as held and used in Property, Plant and Equipment on the consolidated balance sheets as of December 31, 2020 (see Note 1 to the consolidated financial statements).

In 2020, Marina contributed approximately $14.9 million to SJI's net income on a consolidated basis.

SJESP

SJESP receives commissions on appliance service contracts from a third party. In 2020, SJESP contributed approximately $1.7 million to SJI's net income on a consolidated basis.

SJEI

SJEI provides energy procurement and cost reduction services. SJEI includes the following wholly-owned subsidiaries:

AEP, an aggregator, broker and consultant in the retail energy markets, which was acquired in August 2019.

EnerConnex, a retail and wholesale broker and consultant that matches end users with suppliers for the procurement of natural gas and electricity, which became 100% owned in 2020 (see Note 20 to the consolidated financial statements).

In 2020, SJEI contributed approximately $0.4 million to SJI's net income on a consolidated basis.

Midstream

Midstream owns a 20% equity investment, along with four other investors, in PennEast. In 2020, Midstream contributed approximately $4.2 million to SJI's net income on a consolidated basis.

Other

SJI Renewable Energy Ventures, LLC and SJI RNG Devco, LLC are newly formed subsidiaries which hold the equity interest in REV LNG and the renewable natural gas development rights in certain dairy farms, respectively (see Notes 1, 3 and 20 to the consolidated financial statements).

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

The following is a summary of the primary factors we expect to have the greatest impact on SJI's performance and ability to achieve the long-term goals going forward:

Business Model - In developing SJI's current business model, our focus has been on our core Utilities and natural extensions of those businesses, as well as strategic opportunities in our nonutility business that align with the goals of the EMP. That focus enables us to concentrate on business activities that match our core competencies. Going forward we expect to pursue business opportunities that fit and complement this model.

Customer Growth - SJG's area of operations is southern New Jersey. Residential new construction activity remains steady, supported by growth in higher density and multi-family units. Customers for SJG grew 2.0% for 2020 as SJG continues its focus on customer conversions.  In 2020, the 4,326 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 55% of the total new customer acquisitions for the year.  Customers in SJG's service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies. While oil and propane prices have become more competitive with natural gas in the past two years, affecting the number of conversions, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

ETG's primary area of operations is central and northern NJ, which continues to grow in multifamily housing and gas infrastructure extensions to unserved areas.  While ETG continues to partner with builders in the new construction sector with the view of increasing natural gas burner tips, ETG is pursuing conversions throughout its service territory.  As a result, customer additions for ETG grew approximately 1.5%.  In 2020, consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 42% of the total new customer acquisitions for the year.  Customers in ETG service territories typically base their decisions to convert on fuel cost savings, efficiencies, and fuel stability pricing.  ETG leverages its comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG and ETG are primarily regulated by the BPU. The BPU approves the rates that are charged to rate-regulated customers for services provided and the terms of service under which the Utilities operate. The rates and established terms of service are designed to enable the Utilities to recover costs of service and obtain a fair and reasonable return on capital invested.

SJG’s BPU approved CIP, along with ETG's BPU approved WNC, protect the Utilities' net income from severe fluctuations in gas used by residential, commercial and small industrial customers.

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

In September 2020, the BPU approved the settlement of SJG's rate case petition, resulting in an increase in annual revenues from base rates effective October 1, 2020 of $39.5 million.

In September 2020, the BPU approved, on a provisional basis, a $59.4 million decrease in gas cost recoveries, effective October 1, 2020. SJG's BGSS filing included consideration of $22.9 million of costs requested to be recovered over a two-year period related to a previous dispute on a long-term gas supply contract that was settled during 2019. The provisional rate adjustments effective October 1, 2020 include the temporary removal of these amounts to allow for a further review of these costs during the course of this proceeding which we expect to be completed during the second quarter of 2021.

Consistent with ETG/ELK Acquisition approval, SJI was required to develop a plan, in concert with the BPU and the New Jersey Division of Rate Counsel, to address the replacement of ETG's aging infrastructure. In June 2019, the BPU approved a $300.0 million IIP effective July 1, 2019. The Order authorized the recovery of costs associated with ETG’s investments of approximately $300.0 million between 2019-2024 to replace its cast-iron and bare steel vintage main and related services. The Order provides for annual recovery of ETG's investments through a separate rate mechanism.

In November 2019, the BPU approved the settlement of ETG's rate case petition, resulting in an increase to base rate revenues by $34.0 million with new rates in effect November 15, 2019.

On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. See "COVID-19" section below.

For more information on the regulatory environments of the Utilities, see Notes 10 and 11 to the consolidated financial statements.

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

Changes in Natural Gas and Electricity Prices - The Utilities' gas costs are passed on directly to customers without any profit margin added. The price the Utilities charge their periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, the Utilities can petition the BPU for an incremental rate increase. High prices can make it more difficult for customers to pay their bills and may result in elevated levels of bad debt expense. Among our nonutility activities, the business most likely to be impacted by changes in natural gas prices is our wholesale gas marketing business. Wholesale gas marketing typically benefits from volatility in gas prices during different points in time. The actual price of the commodity does not typically have an impact on the performance of this business line.  Our ability to add and retain customers at our retail electric business is affected by the relationship between the price that the utility charges customers for electricity and the cost available in the market at specific points in time.  However, retail electric accounts form a very small portion of SJI's overall activities.

Fuel Supply Management - SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. We currently have nine fuel supply management contracts and expect to continue expanding this business.

PennEast - Midstream has a 20% investment in PennEast. The PennEast project has been delayed since September 2019 as a result of various court decisions and ongoing appeals. As a result, the Company evaluated its investment in PennEast for other-than-temporary impairment, and at this time, we believe we do not have an other-than-temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, along with the other partners, are intending to continue to contribute to the project. See Note 3 to the consolidated financial statements for more information, including a timeline of recent events.

Changes in Interest Rates - SJI has operated in a relatively low interest rate environment over the past several years. Rising interest rates would raise the expense associated with existing variable-rate debt and all issuances of new debt. We have sought to mitigate the impact of a potential rising rate environment by issuing fixed-rate debt. SJG also has derivative transactions to hedge against rising interest rates on its variable-rate debt.

Balance Sheet Strength - SJI's and SJG's goal is to maintain a strong balance sheet. SJI's average equity-to-capitalization ratio was approximately 33% and 32% as calculated for the four quarters of 2020 and 2019, respectively. SJG's average equity-to-capitalization ratio was approximately 53% and 51% as calculated for the four quarters of 2020 and 2019, respectively. A strong balance sheet assists us in maintaining the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJI's profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We seek to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. In addition, in 2018, the Company offered an ERIP to non-union, non-Officer employees over the age of 55 years old with 20 or more years of service to the Company as well as to Officers over the age of 55 years old with 5 or more years of service to the Company. In 2020, SJG entered into a VSIP program with IBEW Local 1293 and IAM Local 76 union employees over the age of 60 years old with 10 or more years of service to SJG (see Note 12 to the consolidated financial statements).

CRITICAL ACCOUNTING POLICIES - ESTIMATES AND ASSUMPTIONS - As described in the notes to our consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results could differ from those estimates. Certain types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition, goodwill, evaluation of equity method investments for other-than-temporary impairment, and income taxes.

Regulatory Accounting (see Notes 10 & 11 to the consolidated financial statements) - The Utilities maintain their accounts according to the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, the Utilities are required to follow ASC 980, Regulated Operations, which requires them to recognize the impact of regulatory decisions on their financial statements. The Utilities are required under their BGSS clauses to forecast their natural gas costs and customer consumption in setting their rates. Subject to regulator approval, they are able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. The Utilities record any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflect them in the BGSS charge to customers in subsequent years. The Utilities also enter into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is recorded as a regulatory asset or liability on the consolidated balance sheets.

Derivatives (see Notes 16 & 17 to the consolidated financial statements) - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when such contracts are executed. We record contracts at their fair value in accordance with ASC 815, Derivatives and Hedging.  We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in AOCL and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently we do not have any energy-related derivative instruments designated as cash flow hedges. Hedge accounting has been discontinued for the remaining interest rate derivatives. As a result, unrealized gains and losses on these derivatives, that were previously recorded in AOCL on the consolidated balance sheets, are being recorded into earnings over the remaining life of the derivative.

Counterparty credit risk and the credit risk of SJI, are incorporated and considered in the valuation of all derivative instruments, as appropriate. The effect of counterparty credit risk and the credit risk of SJI on the derivative valuations is not significant.

Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales, if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory GAAP, derivatives related to the Utilities' gas purchases that are marked-to-market are recorded through the BGSS.  The Utilities periodically enter into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through the BGSS, subject to BPU approval (see Notes 10 and 11 to the consolidated financial statements). We adjust the fair value of the contracts each reporting period for changes in the market.

As discussed in Notes 16 and 17 of the consolidated financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures. Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market.  Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 in the fair value hierarchy as the model inputs generally are not observable.

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

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts consist of forward prices developed based on industry-standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement. Level 3 valuation methods for electricity represent the value of the contract marked to the forward wholesale curve, as provided by daily exchange quotes for delivered electricity. The significant unobservable inputs used in the fair value measurement of electric contracts consist of fixed contracted electric load profiles; therefore, no change in unobservable inputs would occur. Unobservable inputs are updated daily using industry-standard techniques. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

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

Revenue Recognition (see Notes 1 and 19 to the consolidated financial statements) - Gas and electricity revenues are recognized in the period the commodity is delivered to customers. All SJI entities bill customers monthly. A majority of customers have their meters read on a cycle basis throughout the month. For retail customers (including SJG) that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas/electricity delivered from the date of the last meter reading to the end of the month.

Utility Revenue

We bill SJG and ETG customers at rates approved by the BPU.

The BPU allows the Utilities to recover gas costs in rates through the BGSS price structure. The Utilities defer over/under recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate. These adjustments result in over/under recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While the Utilities realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU. This revenue recognition process does not shift earnings between periods, as these clauses only provide for cost recovery on a dollar-for-dollar basis (see Notes 10 and 11 to the consolidated financial statements).

The Utilities' unbilled revenue for natural gas is estimated each month based on monthly deliveries into the system; unaccounted for natural gas based on historical results; customer-specific use factors, when available; actual temperatures during the period; and applicable customer rates.

The Utilities also have revenues that arise from alternative revenue programs, which are discussed in Note 19 to the consolidated financial statements.

For the Utilities, unrealized gains and losses on energy-related derivative instruments are recorded in Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets of SJI and SJG until they become realized, in which case they are recognized in operating revenues.

Nonutility Revenue

SJE and SJRG customers are billed at rates negotiated between the parties.

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

The Company recognizes revenues on commissions received related to SJESP appliance service contracts, along with AEP and ECX energy procurement service contracts from a third party, on a monthly basis as the commissions are earned.

Marina recognizes revenue for renewable energy projects when output is generated and delivered to the customer, and when renewable energy credits have been transferred to the third party at an agreed upon price.

Goodwill (see Note 21 to the consolidated financial statements) - The segments that have goodwill are ETG Utility Operations and Corporate & Services. Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration paid or transferred over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount.

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

Subsequent to December 31, 2019, certain qualitative factors were present that required the Company to perform a quantitative assessment for goodwill impairment at March 31, 2020 related to the ETG reporting unit. The qualitative factors primarily included macroeconomic conditions related to COVID-19. During the third quarter of 2020, due to a decline in market conditions for gas distributors and our performance relative to the overall sector, the Company determined it necessary to perform a quantitative assessment for goodwill impairment as of September 30, 2020 related to the ETG reporting unit. There were no impairments recorded as a result of either interim impairment test. See Note 21 to the consolidated financial statements.

In preparing the goodwill impairment tests, the fair value of the reporting unit was calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, capital expenditures, tax rates, projected terminal values and assumptions related to discount and growth rates, and implied market multiples for a selected group of peer companies. Based on the analysis performed, the fair value of the ETG reporting unit closely approached, but exceeded, its carrying amount. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

Evaluation of Equity Method Investments for Other-Than-Temporary Impairment (see Note 3 to the consolidated financial statements) - Our evaluation of impairment of equity method investments when conditions exist that could indicate that the fair value of the investment is less than book value includes key inputs that involve significant management judgments and estimates, including projections of the investment's cash flows, selection of a discount rate and probability weighting of potential outcomes of legal and regulatory proceedings and other available options.

As a result of the September 2019 decision by the U.S. Court of Appeals and continuing events (see "PennEast" above), we evaluated our investment in the PennEast project for an other-than-temporary impairment. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and legal outcomes, construction costs, timing of in-service dates (which have been delayed from the initial timing assumed in our analysis as of December 31, 2019), revenues (including forecasted volumes and rates), and discount rates. At this time, we believe that we do not have an other-than-temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment.

Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal proceedings have not been impacted. However, the legal and regulatory proceedings could have unfavorable outcomes, or there could be other future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital.

We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

Income Taxes - The determination of SJI's and SJG's provision for income taxes requires the use of estimates and the interpretation and application of tax laws. Judgment is required in assessing the deductibility and recoverability of certain tax benefits. A valuation allowance is recorded when it is more likely than not that the Company's deferred tax assets will not be realized. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change to earnings and cash flows. See Note 4 to the consolidated financial statements.

COVID-19 - In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The rapid spread has resulted in worldwide shutdowns and the halting of business and personal activity as governments around the world imposed regulations to control the spread of COVID-19. As a result, the global economy has been marked by significant slowdowns and uncertainty.

Our business operations continue to function effectively during the pandemic. We are continuously evaluating the global pandemic and are taking necessary steps to mitigate known risks. We continue to closely monitor developments related to the pandemic and will adjust our actions and operations as appropriate in order to continue to provide safe and reliable service to our customers and communities while keeping employees safe. Although the impact to the operations of SJI and SJG has been minimal to date as discussed below, given the pandemic remains prevalent and the situation is evolving, the future impact on the business of SJI and SJG besides what is noted below is unknown. SJI and SJG provide critical and essential services to our customers and the health and safety of our employees and customers is our first priority. SJI and SJG considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted there were no material impacts on our results of operations for the year ended December 31, 2020, as operations and delivery of product to our customers has not been materially impacted. To date, SJI has not experienced significant reductions in sales volumes across our businesses, and we do not anticipate any significant reductions in sales volumes going forward.

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

In order to initiate the business continuity plan, the Company has incurred operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during the pandemic. SJI has incurred costs during 2020 of $2.2 million, with $0.6 million being recorded as Property, Plant & Equipment on the consolidated balance sheets, and the remaining $1.6 million recorded as Operations Expense on the consolidated statements of income. SJG has recorded $0.2 million of such costs, which are recorded as Property, Plant & Equipment on the balance sheets. Going forward, we expect further expenses for the above mentioned items; however, we do not anticipate these additional expenses to be material.

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

Our infrastructure investment programs to replace and upgrade critical utility infrastructure continue to move forward. As a result of COVID-19, certain construction activity had been delayed due to some activity being ceased in accordance with directives from the Governor of New Jersey earlier in 2020. Construction activity has since resumed given the directive from the Governor was lifted. Our infrastructure investment programs continue to move forward; however, to the extent the pandemic worsens or a similar directive is put in place in the future for a long period of time, our capital projects could be significantly impacted.

We have considered the impact of COVID-19 on the liquidity position of the Company, and note that it has remained stable throughout this uncertain period, and that SJI's and SJG's ability to borrow has not been materially impacted to date. Further, SJI and SJG have successfully paid off and refinanced debt, and raised equity through the ATM offering, during 2020. In addition, SJI has continued to pay its quarterly dividend throughout 2020. See Liquidity and Capital resources section for a detailed description of borrowings entered into during the period.

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

All accounts receivables are carried at the amount owed by customers. The provision for uncollectible accounts is established based on expected credit losses. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company will be required to file quarterly reports with the BPU, along with a petition for recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. During the year ended December 31, 2020, ETG deferred $6.1 million and SJG deferred $4.8 million of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery (see Note 11 to the consolidated financial statements). The Utilities have suspended disconnects for nonpayment by our customers, based on orders and requests from our various regulators. These suspensions will go through at least March 15, 2021 based on an executive order issued by the Governor of New Jersey, in which water, gas and electricity providers are barred from cutting services to New Jersey residents.

Given the impact that COVID-19 has had on the economy, on March 27, 2020 the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic, as a way to provide relief to both businesses and individuals affected by the virus. The CARES Act contains several corporate tax provisions that impacted SJI and SJG, including deferring payments on social security taxes for employees and other employee retention credits. These impacts of the CARES Act, and these provisions, did not have a material effect on income tax expense or deferred tax assets/liabilities.

As a result of the COVID-19 pandemic and the resulting macroeconomic market conditions, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020, and again as of September 30, 2020. There were no impairments recorded as a result of either interim impairment test. See Note 21 to the consolidated financial statements, along with "Goodwill" above.

NEW ACCOUNTING PRONOUNCEMENTS - See discussions concerning New Accounting Pronouncements and their impact on SJI in Note 1 to the consolidated financial statements.

RATES AND REGULATION - The Utilities are subject to regulation by the BPU. Additionally, the Natural Gas Policy Act contains provisions for Federal regulation of certain aspects of the Utilities' business. The Utilities are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transco (both utilities' major supplier), Columbia and Dominion, since such services are provided under rates and terms established under the jurisdiction of the FERC. The Utilities' retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The Utilities' primary rate mechanisms include base rates, the BGSS, Accelerated Infrastructure Programs, EET and the CIP for SJG, and BGSS and WNC for ETG.

The CIP is a BPU-approved program that is designed to eliminate the link between SJG profits and the quantity of natural gas SJG sells, and to foster conservation efforts. With the CIP, SJG's profits are tied to the number of customers served and how efficiently SJG serves them, thus allowing SJG to focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts revenue based on weather, and also adjusts SJG's revenue when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during a CIP year, SJG records adjustments to revenue based on weather and customer usage factors, as incurred.  Subsequent to each year, SJG makes filings with the BPU to review and approve amounts recorded under the CIP.  BPU-approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on revenue at that time.

Utility revenue is recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows (in millions):

	2020	2019	2018
Net Income Impact:
CIP - Weather Related	$17.5	$5.6	$(16.5)
CIP - Usage Related	2.8	(6.2)	7.5
Total Net Income Impact	$20.3	$(0.6)	$(9.0)

Weather Compared to 20-Year Average	12.5% warmer	5.2% warmer	183.0% colder
Weather Compared to Prior Year	8.4% warmer	2.6% warmer	7.7% colder

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

In 2020, ETG's net income was increased by $10.2 million, primarily due to warmer than average weather for the applicable months in the 2020 winter period. In 2019, ETG's net income was reduced by $5.9 million, primarily due to colder than average weather for the applicable months in the 2019 winter period.

See additional discussions on Rates and Regulatory Actions in Note 10 to the consolidated financial statements.

ENVIRONMENTAL REMEDIATION - See discussion concerning Environmental Remediation in Note 15 to the consolidated financial statements.

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

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 21,089, 22,216 and 25,665 during 2020, 2019 and 2018, respectively. The total number of customers in ETG's service territory purchasing natural gas from a marketer averaged 9,179 and 8,338 during 2020 and 2019, respectively.

RESULTS OF OPERATIONS:

For information on the changes in results of operations from 2019 compared to 2018, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

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
•ELK utility operations consist of natural gas distribution to residential, commercial and industrial customers in Maryland. As discussed in Note 1 to the consolidated financial statements, on July 31, 2020, SJI sold ELK to a third-party buyer.
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
•On-site energy production consists of MTF and ACB, which were sold on February 18, 2020. This segment also includes other energy-related projects, including three legacy solar projects, one of which was sold during the first quarter of 2020. Also included in this segment are the activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020. As of December 31, 2020, on-site energy production also includes newly acquired entities which own and operate solar-generation sites located in New Jersey, as well as the Catamaran joint venture, which owns Annadale (see Notes 1 and 20 to the consolidated financial statements).
•Appliance service operations includes SJESP, which receives commissions on appliance service contracts from a third party.
•Midstream was formed to invest in infrastructure and other midstream projects, including an investment in PennEast.
•Corporate & Services segment includes costs related to acquisitions and divestitures, along with other unallocated costs. Also included in this segment are the results of SJEI and the assets related to our transactions with REV LNG (see Notes 3 and 20 to the consolidated financial statements).
•Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG and ETG and, until its sale, ELK. SJI groups its nonutility operations into separate categories: Energy Group, Energy Services, Midstream and Corporate & Services. Energy Group includes wholesale energy, retail electric and, until its sale, retail gas and other operations. Energy Services includes on-site energy production and appliance service operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 to the consolidated financial statements).

SJI's net income for 2020 increased $80.1 million to $157.0 million compared to 2019. SJI's income from continuing operations for 2020 increased $80.1 million to $157.3 million compared to 2019. The significant drivers for the overall changes were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from on-site energy production at Marina increased $24.0 million to $14.9 million, primarily due to ITC recorded on assets of recently acquired fuel cell and solar projects as discussed in Note 1 to the consolidated financial statements, along with the impact of impairment charges taken in 2019 that did not recur in 2020. These were partially offset with depreciation recorded on solar projects previously held for sale and the impact of less earnings from MTF/ACB due to its sale in February 2020 (see Note 1 to the consolidated financial statements)

•The income contribution from the wholesale energy operations at SJRG increased $23.9 million to $25.3 million, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party supplier as discussed in Note 1 to the consolidated financial statements. Also contributing to the increase was the change in unrealized gains and losses on forward financial contracts due to price volatility.

•The income contribution from gas utility operations at SJG increased $20.7 million to $108.1 million, primarily due to an increase in base rates as the BPU approved the settlement of SJG's rate case petition in September 2020 (see Note 10 to the consolidated financial statements), along with customer growth and the roll-in to rates of infrastructure program investments. SJG's utility margin also increased from its CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These were partially offset with increases in depreciation and maintenance expenses, along with a one-time tax adjustment resulting from SJG's Stipulation of Settlement with the BPU as part of its recent filing (see Note 10 to the consolidated financial statements).

•The income contribution from the gas utility operations at ETG increased $13.5 million to $47.7 million, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019 (see Note 10 to the consolidated financial statements), along with customer growth and lower maintenance expenses. This was partially offset with higher operations and depreciation expenses.

•SJI incurred $2.5 million less severance and other employee separation costs during 2020 compared to 2019.

•Partially offsetting the above are items including:
◦Various tax items, most notably a state deferred tax valuation allowance (see Note 4 to the consolidated financial statements).
◦A net increase in financing and interest costs at the SJI level (i.e. excluding SJG and ETG, as these are included in the income contributions noted above) during 2020 compared to 2019. These increases were primarily due to interest incurred on higher amounts of long-term debt outstanding, along with expenses incurred to terminate SJI's interest rate swaps (see Note 16 to the consolidated financial statements). These increased costs were partially offset by changes in the mark-to-market valuations of SJI's interest rate swaps prior to termination in 2020.

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

We define Economic Earnings as: Income from Continuing Operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; (ii) less income and plus losses attributable to noncontrolling interest; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, items excluded from Economic Earnings for the years ended December 31, 2020, 2019 and 2018, include impairment charges; the impact of pricing disputes with third parties; costs to acquire ETG and ELK; costs incurred and gains recognized on the acquisitions of Annadale (fuel cell projects) and EnerConnex; costs to prepare to exit the transaction service agreement (TSA); costs incurred and gains/losses recognized on sales of solar, MTF/ACB, ELK and SJE's retail gas business; costs incurred to cease operations at three landfill gas-to-energy production facilities; customer credits related to the acquisition of ETG and ELK; ERIP costs; severance and other employee separation costs; and additional tax adjustments including a state deferred valuation allowance and a one-time tax expense resulting from SJG's Stipulation of Settlement with the BPU. See (A)-(H) in the table below.

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

Economic Earnings for 2020 increased $59.9 million, or 58.2%, to $163.0 million compared to 2019. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from gas utility operations at SJG increased $21.9 million to $109.3 million, primarily due to an increase in base rates as the BPU approved the settlement of SJG's rate case petition in September 2020 (see Note 10 to the consolidated financial statements), along with customer growth and the roll-in to rates of infrastructure program investments. SJG's utility margin also increased from its CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These were partially offset with increases in depreciation and maintenance expenses,

•The Economic Earnings contribution from on-site energy production at Marina increased $18.1 million to $15.7 million, primarily due to ITC recorded on assets of recently acquired fuel cell and solar projects as discussed in Note 1 to the consolidated financial statements. These were partially offset with depreciation recorded on solar projects previously held for sale and the impact of less earnings from MTF/ACB due to its sale in February 2020 (see Note 1 to the consolidated financial statements).

•The Economic Earnings contribution from the wholesale energy operations at SJRG increased $16.0 million to $24.8 million, primarily due to higher margins on daily energy trading activities, along with a refund received from a third party supplier as discussed in Note 1 to the consolidated financial statements.

•The Economic Earnings contribution from gas utility operations at ETG increased $13.5 million to $47.7 million, primarily due to positive margins due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019 (see Note 10 to the consolidated financial statements), along with customer growth and lower maintenance expenses. This was partially offset with higher operations and depreciation expenses.

•Partially offsetting the above items is a $7.3 million increase in financing and interest costs at the SJI level (i.e. excluding SJG and ETG, as these are included in the Economic Earnings contributions noted above) during 2020 compared to 2019. These were primarily due to interest incurred on higher amounts of long-term debt outstanding, along with expenses incurred to terminate SJI's interest rate swaps (see Note 16 to the consolidated financial statements).

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands, except per share data):

	2020	2019	2018

Income from Continuing Operations	$157,297	$77,189	$17,903
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(5,145)	14,546	(35,846)
Loss Attributable to Noncontrolling Interest	42	—	—
Loss on Property, Plant and Equipment (A)	—	10,745	105,280
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	—	2,336	5,910
Acquisition/Sale Net Costs (C)	2,174	3,468	34,674
Customer Credits (D)	—	—	15,333
ERIP and OPEB (E)	—	—	6,733
Other Costs (F)	1,983	4,179	—
Income Taxes (G)	527	(9,423)	(33,753)
Additional Tax Adjustments (H)	6,081	—	—
Economic Earnings	$162,959	$103,040	$116,234

Earnings per Share from Continuing Operations	$1.62	$0.84	$0.21
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(0.05)	0.16	(0.42)
Loss on Property, Plant and Equipment (A)	—	0.12	1.24
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	—	0.02	0.07
Acquisition/Sale Net Costs (C)	0.02	0.04	0.41
Customer Credits (D)	—	—	0.18
ERIP and OPEB (E)	—	—	0.08
Other Costs (F)	0.02	0.04	—
Income Taxes (G)	0.01	(0.10)	(0.39)
Additional Tax Adjustments (H)	0.06	—	—
Economic Earnings per Share	$1.68	$1.12	$1.38

The following table presents a reconciliation of SJG's income from continuing operations to Economic Earnings:

	2020	2019	2018
Income from Continuing Operations	$108,059	$87,394	$82,949
Plus:
Additional Tax Adjustments (H)	1,214	—	—
Economic Earnings	$109,273	$87,394	$82,949

The effect of derivative instruments not designated as hedging instruments under GAAP in the statements of consolidated income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2020	2019	2018
Gains (losses) on energy-related commodity contracts	$385	$(11,748)	$34,509
Gains (losses) on interest rate contracts	4,760	(2,798)	1,337
Total unrealized mark-to-market gains (losses) on derivatives	5,145	(14,546)	35,846
Realized losses on inventory injection hedges	—	—	—
Loss on Property, Plant and Equipment (A)	—	(10,745)	(105,280)
Net Losses from a Legal Proceeding in a Pricing Dispute (B)	—	(2,336)	(5,910)
Acquisition/Sale Net Costs (Gains) (C)	(2,174)	(3,468)	(34,674)
Customer Credits (D)	—	—	(15,333)
ERIP and OPEB (E)	—	—	(6,733)
Other Costs (F)	(1,983)	(4,179)	—
Income Taxes (G)	(527)	9,423	33,753
Additional Tax Adjustments (H)	(6,081)	—	—
Total reconciling items between income (losses) from continuing operations and Economic Earnings	$(5,620)	$(25,851)	$(98,331)

(A) Represents impairment charges taken as follows: in 2019 on solar generating facilities along with the agreement to sell MTF and ACB, which were both driven by the expected purchase prices being less than the carrying value of the assets; and in 2018 on solar generating facilities, which was also primarily driven by the purchase price in the agreement to sell solar assets being less than the carrying amount of the assets, along with LFGTE assets, which was primarily driven by the remaining carrying value of these assets no longer being recoverable.

(B) Represents net losses, including interest, legal fees and the realized difference in the market value of the commodity (including financial hedges) resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014.

(C) Represents the following:
•Costs incurred in 2020 to acquire EnerConnex, Annadale, and four solar LLCs
•Gain recorded in 2020 on the step-acquisition of EnerConnex
•Costs incurred and gains/losses recognized in 2020 on the sales of MTF/ACB and ELK
•Costs incurred and gains recognized in all three periods on the sale of certain solar assets included in Assets Held for Sale in previous periods. The gains pertain to those projects that were not impaired in previous periods.
•Costs incurred in 2018 on the agreement to acquire the assets of ETG and ELK, and costs incurred in 2019/2020 to prepare to exit the transaction services agreement
•Costs incurred in 2018 on the sale of the retail gas business of SJE

(D) Represents credits to ETG and ELK customers that were required as part of the ETG/ELK Acquisition.

(E) Represents costs incurred on the Company's ERIP as well as the benefit of amending the Company's OPEB.

(F) Represents severance and other employee separation costs, along with costs incurred to cease operations at three landfill gas-to-energy production facilities.

(G) The income taxes on (A) through (F) above are determined using a combined average statutory tax rate applicable to each period presented.

(H) Represents additional tax adjustments, primarily including a state deferred tax valuation allowance at SJI, and a one-time tax expense resulting from SJG's Stipulation of Settlement with the BPU.

SJI Utilities:

SJG Utility Operations - The following tables summarize the composition of SJG utility operations operating revenues and Utility Margin for the years ended December 31 (in thousands, except for customer and degree day data):

	2020		2019		2018

Utility Operating Revenues:
Firm Sales-
Residential	$359,714	63%	$346,020	61%	$316,593	58%
Commercial	75,031	13%	76,031	13%	68,286	13%
Industrial	2,677	—%	3,833	1%	4,630	1%
Cogeneration and Electric Generation	3,015	1%	3,854	1%	9,706	2%
Firm Transportation -
Residential	10,717	1%	10,626	2%	12,614	2%
Commercial	40,057	2%	37,805	7%	37,764	7%
Industrial	25,445	7%	24,063	4%	23,993	4%
Cogeneration and Electric Generation	4,720	4%	6,138	1%	4,595	1%
Total Firm Revenues	521,376	91%	508,370	90%	478,181	88%

Interruptible Sales	19	—	63	—	349	—
Interruptible Transportation	1,173	—	1,223	—	1,178	—
Off-System Sales	44,158	8%	51,787	9%	59,157	11%
Capacity Release	4,205	1%	6,550	1%	7,963	1%
Other	856	—%	1,233	—%	1,172	—%
	571,787	100%	569,226	100%	548,000	100%
Less: Intercompany Sales	7,543		5,433		6,192
Total Utility Operating Revenues	564,244		563,793		541,808

Less:
Cost of Sales - Utility	181,262		211,344		209,649
Less: Intercompany Cost of Sales	7,543		5,433		6,192
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	173,719		205,911		203,457
Less: Depreciation & Amortization (A)	101,035		93,910		82,622
Total GAAP Gross Margin	289,490		263,972		255,729
Add: Depreciation & Amortization (A)	101,035		93,910		82,622
Less: Conservation Recoveries (B)	9,837		13,689		14,136
Less: RAC recoveries (B)	25,419		21,553		17,099
Less: EET Recoveries (B)	5,905		3,304		1,772
Less: Revenue Taxes	1,305		1,452		1,074
Utility Margin (C)	$348,059		$317,884		$304,270

Utility Margin:
Residential	$217,399	63%	$213,787	65%	$213,026	70%
Commercial and Industrial	88,684	26%	90,489	29%	89,172	29%
Cogeneration and Electric Generation	4,788	1%	4,896	2%	4,975	1%
Interruptible	58	—	88	—	105	—
Off-system Sales & Capacity Release	1,781	—%	3,333	1%	4,434	2%
Other Revenues	1,385	—%	1,646	—%	1,942	1%
Margin Before Weather Normalization & Decoupling	314,095	90%	314,239	97%	313,654	103%
CIP mechanism	27,965	8%	(844)	1%	(12,382)	(4)%
EET mechanism	5,999	2%	4,489	2%	2,998	1%
Utility Margin (C)	$348,059	100%	$317,884	100%	$304,270	100%

(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the consolidated statements of income.

(B) Represents pass-through expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

(C) Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin - SJG Utility Operations" below.

Operating Revenues - SJG Utility Operations 2020 vs. 2019 - Revenues increased $2.6 million, or 0.4%, during 2020 compared with 2019. Excluding intercompany transactions, revenues increased $0.5 million, or 0.1%, during 2020 compared with 2019.

The main driver for the increased revenue was higher firm sales primarily due to customer growth and increase in base rates, partially offset by warmer weather in the first quarter of 2020. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

Partially offsetting these increases was the impact of decreased OSS, which was primarily due to lower commodity costs as a result of lower cash market prices and lower demand, along with warmer weather during the first quarter of 2020. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return the majority of the profits of such activity to its ratepayers.

Utility Margin - SJG Utility Operations 2020 vs. 2019 - Management uses Utility Margin, a non-GAAP financial measure, when evaluating the operating results of SJG. Utility Margin is defined as natural gas revenues plus depreciation and amortization expenses, less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that Utility Margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers, and since depreciation and amortization expenses are considered to be administrative. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through SJG’s BGSS clause. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Utility Margin increased $30.2 million, or 9.5%, during 2020 compared with 2019. The twelve-month comparative period increase is primarily due to increases in base rates as the BPU approved the settlement of SJG's rate case petition in September 2020 (see Note 10 to the consolidated financial statements), along with customer growth and the roll-in to rates of infrastructure program investments Also contributing to the comparative period increase was the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above, the CIP mechanism increased Utility Margin in 2020 compared with 2019 primarily due to variation in customer usage compared to the prior year.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the twelve months ended December 31, 2020 and 2019, and for the post-acquisition period during 2018, which was July 1, 2018 through December 31, 2018 ("post-acquisition period") (in thousands, except for degree day data):

Utility Operating Revenues:	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019	July 1, 2018 through December 31, 2018
Firm & Interruptible Sales -
Residential	$229,188	$211,639	$80,215
Commercial & Industrial	73,712	66,769	26,784
Firm & Interruptible Transportation -
Residential	1,654	1,632	508
Commercial & Industrial	43,229	34,846	15,148
Other	1,610	10,242	2,949
Total Firm & Interruptible Revenues	349,393	325,128	125,604

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	120,798	141,269	53,491
Less: Depreciation & Amortization (A)	56,772	29,051	13,580
Total GAAP Gross Margin	171,823	154,808	58,533
Add: Depreciation & Amortization (A)	56,772	29,051	13,580
Less: Regulatory Rider Expenses (B)	16,204	7,989	2,068
Utility Margin (C)	$212,391	$175,870	$70,045

Utility Margin:
Residential	$139,230	$110,519	$43,293
Commercial & Industrial	86,851	63,605	26,034
Regulatory Rider Expenses (B)	(13,690)	1,746	718
Utility Margin (C)	$212,391	$175,870	$70,045

Degree Days	4,191	4,672	1,724

(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the consolidated statements of income.

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

Revenues from the gas utility operations at ETG increased $24.3 million, or 7.5%, for the year ended December 31, 2020 compared to 2019. ETG Utility Margin increased $36.5 million, or 20.8%, for the year ended December 31, 2020 compared to 2019. These increases in revenues and Utility Margin compared to the prior year periods are primarily due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019, along with customer growth.

ELK Utility Operations - The activities of ELK utility operations are not material to SJI's financial results. On July 31, 2020, SJI, through its wholly-owned subsidiary SJIU, closed on its transaction to sell ELK to a third-party buyer. See Note 1 to the consolidated financial statements.

Operating Revenues - Energy Group 2020 vs. 2019 - Combined revenues for Energy Group, net of intercompany transactions, decreased $78.2 million, or 11.4%, to $604.8 million, in 2020 compared with 2019. The significant drivers for the overall change were as follows:

•Revenues from retail electric operations at SJE, net of intercompany transactions, decreased $42.5 million to $33.4 million, primarily due to lower overall sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. Partially offsetting this decrease was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $3.8 million.

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

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, decreased $35.8 million to $571.1 million, primarily due to decreases in the average monthly NYMEX settle price, along with maintenance and scheduled outages at several electric generation facilities during the first quarter of 2020. These decreases were partially offset by higher margins on daily energy trading activities, as well as revenues earned on gas supply contracts with two electric generation facilities that began operating in 2020. Also impacting the comparative period revenues was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $8.5 million. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the consolidated statement of income.

Operating Revenues - Energy Services 2020 vs. 2019 - Combined revenues for Energy Services, net of intercompany transactions, decreased $31.9 million, or 66.3%, to $16.2 million in 2020 compared with 2019. The significant drivers for the overall change were as follows:

•Revenues from on-site energy production at Marina, net of intercompany transactions, decreased $31.9 million to $14.2 million, primarily due to lack of revenues from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the consolidated financial statements).

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

Gross Margin - Energy Group 2020 vs. 2019 - Combined gross margins for Energy Group increased $34.2 million to $43.9 million for 2020 compared with 2019. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG increased $32.9 million to $44.1 million, primarily due to higher margins on daily energy trading activities. Also contributing to the increase was a refund received from a third party gas supplier as discussed in Note 1 to the consolidated financial statements, as well as the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $8.5 million.

We expect the wholesale energy operations at SJRG to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices. As of December 31, 2020, the wholesale energy operations had 4.6 MMdts of storage and 423,030 dts/d of transportation under contract.

•Gross margin from SJE's retail electric operations increased $1.1 million to a loss of $0.4 million, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $3.8 million. Partially offsetting this increase is overall lower sales volumes as SJE did not renew several contracts that have expired over the last twelve months.

Gross Margin - Energy Services 2020 vs. 2019 - Combined gross margins for Energy Services decreased $25.1 million to $15.9 million for 2020 compared with 2019. The significant drivers for the overall change were as follows:

•Gross margin from on-site energy production at Marina decreased $25.1 million to $13.9 million, primarily due to lack of margin from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the consolidated financial statements).

•The change in gross margin from appliance service operations at SJESP was not significant.

Operations Expense - All Segments - A summary of net changes in operations expense follows (in thousands):

	2020 vs. 2019	2019 vs. 2018
SJI Utilities:
SJG Utility Operations	$352	$(4,282)
ETG Utility Operations	13,965	23,681
ELK Utility Operations	(693)	812
Subtotal SJI Utilities	13,624	20,211
Energy Group:
Wholesale Energy Operations	(363)	(2,080)
Retail Gas and Other Operations	—	(12,272)
Retail Electric Operations	(160)	1,148
Subtotal Energy Group	(523)	(13,204)
Energy Services:
On-Site Energy Production	(16,151)	(8,633)
Appliance Service Operations	69	(210)
Subtotal Energy Services	(16,082)	(8,843)
Midstream	313	(138)
Corporate & Services and Intercompany Eliminations	(2,770)	(16,136)
Total Operations Expense	$(5,438)	$(18,110)

The change in SJG utility operations expense in 2020 compared with 2019 was not significant.

ETG utility operations expense increased $14.0 million in 2020 compared with 2019, primarily due to the operation of ETG's RAC, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting increase in revenue compared with the prior year. Also contributing to the increase was higher expenses in various areas, most notably those associated with corporate support.

Combined operations expense for Energy Group and Energy Services decreased $16.6 million in 2020 compared with 2019, primarily due to the sale of MTF and ACB (see Note 1 to the consolidated financial statements).

The Corporate & Services segment had a $2.8 million decrease in Operations Expense in 2020 compared with 2019, primarily due to less severance and other employee separation costs and less costs incurred to exit the TSA, which occurred in March 2020, along with intercompany eliminations. This decrease was partially offset by an increase in operations expense at SJEI due to the acquisitions of AEP and EnerConnex (see Note 1 to the consolidated financial statements).

Impairment Charges - No impairment charges were recorded during 2020. Marina incurred approximately $10.8 million of impairment charges during 2019 related to the expected purchase price of two of the unsold solar sites being less than their carrying value, along with charges resulting from the purchase price in the agreement to sell MTF and ACB being less than its carrying value (see Note 1 to the consolidated financial statements). These impairment charges were recorded in the On-Site Energy Production segment.

Maintenance Expense - Maintenance expense increased $1.5 million in 2020 compared with 2019, primarily due to increased maintenance of services activity and higher levels of RAC amortization at SJG. This increase in RAC-related expenses does not affect earnings, as SJG recognizes an offsetting amount in revenues. This increase at SJG was partially offset by lower repair expenses at ETG in 2020 compared with 2019.

Depreciation Expense - Depreciation expense increased $19.0 million in 2020 compared with 2019, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG, along with depreciation recorded on solar projects previously held for sale. This was partially offset by the MTF & ACB sale (see Note 1 to the consolidated financial statements).

Energy and Other Taxes - The change in Energy and Other Taxes in 2020 compared with 2019 was not significant.

Net Gain on Sales of Assets - During 2020, the Company recognized $1.1 million in net gains on the sale of MTF and ACB, $0.8 million on the sale of assets related to solar projects and $0.7 million on the sale of ELK. During 2019, the Company recognized $3.1 million in net gains on the sale of assets related to solar projects, with these gains pertaining to those projects that were not impaired as discussed above. See Note 1 to the consolidated financial statements.

Other Income and Expense - Other income and expense increased $3.8 million in 2020 compared with 2019, primarily due to the step acquisition gain recorded in connection with the EnerConnex acquisition (see Notes 1 and 20 to the consolidated financial statements), along with higher AFUDC income at SJG and ETG.

Interest Charges - Interest charges increased $4.1 million in 2020 compared with 2019, primarily due to interest incurred on higher amounts of long-term debt outstanding at SJI and SJG.

Income Taxes - Income tax expense increased $1.6 million in 2020 compared with 2019, primarily due to an increase in income before income taxes in 2020 compared with the prior year along with a state deferred tax valuation allowance recorded (see Note 4 to the consolidated financial statements). These were partially offset with the benefits from ITC recorded on the assets of recently acquired fuel cell and solar projects that commenced operations in 2020 (see Note 1 to the consolidated financial statements).

Equity in Earnings of Affiliated Companies - The change in equity in earnings of affiliated companies in 2020 compared with 2019 was not significant.

Discontinued Operations - The losses are primarily comprised of environmental remediation and product liability litigation associated with previously disposed of businesses.

LIQUIDITY AND CAPITAL RESOURCES:

For information on the changes in liquidity and capital resources from 2019 compared to 2018, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge and other regulatory clauses; settlement of legal matters; environmental remediation expenditures through the RAC; working capital needs of SJI's energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; acquisitions; and the amounts and timing of dividend payments.

Cash flows for the years ended December 31, were as follows (in thousands):

	2020	2019	2018
Net Cash Provided by Operating Activities	$311,639	$121,052	$143,583
Net Cash Used in Investing Activities	$(507,751)	$(477,648)	$(1,788,785)
Net Cash Provided by Financing Activities	$209,562	$353,298	$1,637,186

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in 2020 produced more net cash than 2019, primarily due to the following: (1) cash payments related to a legal proceeding of a pricing dispute which were paid during 2019 and did not recur in 2020 (see Note 15 to the consolidated financial statements); (2) a refund from a third party gas supplier that was received in July 2020 (see Note 1 to the consolidated financial statements); (3) higher ETG revenues due to favorable changes in base rates resulting from the completion of ETG's rate case in November 2019 (see "ETG Utility Operations"); (4) higher margins and increased collections on daily energy trading activities at SJRG; and (5) customer growth and lower costs experienced at SJG for environmental remediation. These increases were partially offset by SJI terminating its interest rate swaps in December 2020 at a price of $8.2 million (see Note 16 to the consolidated financial statements).

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for 2021, 2022 and 2023 to be approximately $686.4 million, $625.1 million and $624.8 million, respectively.  The high level of investing activities for 2021, 2022 and 2023 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, projected investment in PennEast, and investments in future renewable energy projects. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other significant investing activities of SJI during 2020, 2019 and 2018 were as follows:

•In 2020, SJI received approximately $119.8 million in total from the sales of MTF and ACB, ELK and a solar project. See Note 1 to the consolidated financial statements.
•In 2020, SJI paid approximately $21.6 million, net of cash acquired, for the acquisitions of EnerConnex, the renewable natural gas development rights in certain dairy farms and four solar LLCs. See Note 1 to the consolidated financial statements.
•In 2020, SJI paid $80.2 million, net of cash acquired, to acquire a 93% ownership interest in Annadale. See Note 20 to the consolidated financial statements.
•SJI made net investments in unconsolidated affiliates of $28.9 million, $8.3 million and $6.6 million during 2020, 2019 and 2018, respectively. Included in 2020 is SJI's acquisition of its 35% ownership interest in REV LNG and capital contribution loans made to REV LNG. See Note 3 to the consolidated financial statements.

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
•In 2018, SJI paid approximately $1.7 billion for the ETG/ELK Acquisition. See Note 1 to the consolidated financial statements.

Cash Flows from Financing Activities - SJI supplements its operating cash flow, commercial paper program and credit lines with both debt and equity capital to support working capital needs and to finance capital expenditures and acquisitions as incurred.

SJG has a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million. The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes. SJG uses the commercial paper program in tandem with its $200.0 million revolving credit facility and the principal amount of borrowings outstanding under the commercial paper program and the credit facility cannot exceed an aggregate of $200.0 million.

Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and MTN's, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

Credit facilities and available liquidity as of December 31, 2020 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$334,600	(A)	$165,400	August 2022
Term Loan Credit Agreement	150,000	150,000		—	March 2021
Total SJI	650,000	484,600		165,400

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	48,300	(B)	151,700	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2021 (D)
Total SJG	210,000	48,300		161,700

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	74,900	(C)	125,100	April 2022 (D)

Total	$1,060,000	$607,800		$452,200

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
(D) These facilities were renewed in 2020.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) only for SJG above, equals the amounts recorded as Notes Payable on the respective consolidated balance sheets as of December 31, 2020.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

Each of the credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the Utilities' credit facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and the Utilities were in compliance with these covenants as of December 31, 2020. For SJI, the equity units are treated as equity (as opposed to how they are classified on the consolidated balance sheet, as long-term debt; see Note 6 to the consolidated financial statements) for purposes of the covenant calculation.

Although there can be no assurance, management believes that actions presently being taken to pay off or refinance the short-term debt and borrowings that are due within the next year will be successful, as the Company has been successful in refinancing debt in the past. No adjustments have been made to the financial statements to account for this uncertainty.

For additional information regarding the terms of the credit facilities as well as weighted average interest rates, average borrowings outstanding and maximum amounts outstanding under these credit facilities see Note 13 to the consolidated financial statements.

Other Financing Activity - 2020

Debt Issuances/Paydowns:

On March 26, 2020, SJI entered into an unsecured $150.0 million term loan agreement, which bears interest at variable rates. The maturity date of the term loan is March 25, 2021, and the loan is recorded in Notes Payable on the consolidated balance sheets. The proceeds of the loan were used for general corporate purposes.

On April 3, 2020, SJI entered into an unsecured $200.0 million term loan credit agreement, which bears interest at variable rates. Proceeds from the debt were used to pay down the following:

•$50.0 million outstanding on the SJI revolving credit facility, which was previously recorded in Notes Payable on the consolidated balance sheets.
•$100.0 million SJI Term Loan, which was previously recorded in Notes Payable on the consolidated balance sheets and due to mature in September 2020.
•$50.0 million SJI variable rate note, which was previously recorded in current portion of long-term debt on the consolidated balance sheets.

On April 16, 2020, SJG entered into a NPA which provided for SJG to issue and sell its Senior Secured Notes, Series F, 2020 in the aggregate principal amount of $525.0 million in three Tranches; Tranche A and B totaled $400.0 million and were issued on April 16, 2020 while Tranche C of $125.0 million was issued on October 1, 2020. See Note 14 to the consolidated financial statements. On April 26, 2020, SJG used proceeds from Tranche A and B to pay off $400.0 million principal amount outstanding on its term loan credit agreement, which was previously recorded in current portion of long-term debt on the consolidated balance sheets. SJG used the Tranche C proceeds for general corporate purposes.

On May 27, 2020, SJI entered into a NPA which provided for the Company to issue an aggregate of $200.0 million of senior unsecured notes in two tranches, both of which were issued on July 30, 2020. See Note 14 to the consolidated financial statements. The proceeds from these issuances were used to pay off the unsecured $200.0 million term loan credit agreement issued in April 2020 discussed above, which was paid off on July 31, 2020.

In September 2020, SJG paid off $10.0 million of the principal balance outstanding on its 3.00% MTNs. In November 2020, SJG paid off $7.0 million of the principal balance outstanding on its 3.03% MTNs.

SJG makes payments of $0.9 million annually through December 2025 toward the principal amount of 3.63% MTNs, including a payment made in 2020.

On November 10, 2020, ETG entered into a Bond Purchase Agreement which provided for ETG to issue an aggregate of $250.0 million of first mortgage bonds in 5 tranches. The first two tranches totaled $125.0 million and were issued on November 10, 2020, while the final three tranches totaling $125.0 million are expected to be issued on June 15, 2021. See Note 14 to the consolidated financial statements.

Equity Activity:

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

As of December 31, 2019, SJG borrowed $400.0 million on its term loan credit agreement, including borrowing the remaining $90.0 million (which was available as of December 31, 2018) in 2019. All loans under this term loan credit agreement were paid on April 26, 2020 as noted above.

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

SJG retired $10.0 million of 5.587% MTN's.

SJG paid $8.0 million in November 2019 that was due on its 4.01% MTN's,

DRP - See Note 4 to the consolidated financial statements.

CAPITAL STRUCTURE - SJI's capital structure was as follows:

	As of December 31,
	2020	2019
Equity	32.2%	29.6%
Long-Term Debt	56.4%	52.8%
Short-Term Debt	11.4%	17.6%
Total	100.0%	100.0%

During 2020, 2019 and 2018, SJI paid quarterly dividends to its common shareholders. SJI has a long history of paying dividends on its common stock and has increased its dividend every year since 1999. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a long-term targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL REMEDIATION - Costs for remediation projects, net of recoveries from ratepayers, for 2020, 2019 and 2018 amounted to net cash outflows of $19.3 million, $49.2 million and $59.3 million, respectively. These include environmental remediation liabilities of ETG associated with five former manufactured gas plant sites in New Jersey which are recoverable from customers through rate mechanisms approved by the BPU. See the Contractual Cash Obligations Table below for the total expected net cash outflows for remediation projects for future years.  As discussed in Notes 10, 11 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from ratepayers.

STANDBY LETTERS OF CREDIT — See Note 15 to the consolidated financial statements.

CONVERTIBLE UNITS - The Company has a contract obligating the holder of the units to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, a certain number of shares of common stock. See Note 6 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2020, average $96.7 million annually and total $760.5 million over the contracts' lives. Approximately 38% of the financial commitments under these contracts expire during the next five years. These contracts are included in SJI's contractual obligations below. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.
In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase 721,900 dts/d of natural gas, from various suppliers, for terms ranging from five to eleven years at index-based prices.  SJG has committed to a purchase of a minimum of 15,000 dts/d and up to 70,000 dts/d, from a supplier for a term of ten years at index-based prices. Also, in 2019 SJG entered into a two-year purchase agreement with a producer delivering 5,000 dts/day at SJG’s Leidy Line for certified responsible gas from November 1, 2019 through October 31, 2021. The obligations for these purchases have not been included in the contractual obligations table below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations, in addition to those related to our usage of short-term borrowings under our credit facilities discussed above, and their applicable payment due dates as of December 31, 2020 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Principal Payments on Long-Term Debt	$2,950,946	$142,801	$106,168	$131,168	$2,570,809
Interest on Long-Term Debt	2,300,681	118,181	219,719	211,122	1,751,659
Construction Obligations	390,147	390,147	—	—	—
Operating Leases	2,036	653	772	431	180
Finance Leases	7,137	145	290	290	6,412
Commodity Supply Purchase Obligations	1,704,417	649,492	449,883	184,798	420,244
Environmental Remediation Costs	193,575	45,265	98,743	20,969	28,598
New Jersey Clean Energy Program	26,321	26,321	—	—	—
Other Purchase Obligations	5,786	5,786	—	—	—
Total Contractual Cash Obligations	$7,581,046	$1,378,791	$875,575	$548,778	$4,777,902

Long-Term Debt in the table above does not include unamortized debt issuance costs of $29.6 million and unamortized debt discounts of $5.2 million, which are recorded as an offset to Long-Term Debt on the consolidated balance sheets.

Interest on long-term debt in the table above includes the related interest obligations through maturity on all outstanding long-term debt.  Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI did not make contributions to its employee pension plans in 2020. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.7 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

OFF-BALANCE SHEET ARRANGEMENTS - An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which SJI has either made guarantees or has certain other interests or obligations.

See "Guarantees" in Note 15 to the consolidated financial statements for more detail.

NOTES RECEIVABLE-AFFILIATES - See Note 3 to the consolidated financial statements.

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

RESULTS OF OPERATIONS:

For information on the changes in SJG's results of operations from 2019 compared to 2018, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the SJG utility operations are described above; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations under South Jersey Industries, Inc. Refer to the section entitled “Results of Operations - SJG Utility Operations” for a discussion of the results of operations for SJG.

The following table summarizes the composition of selected gas utility throughput for the years ended December 31, (in thousands, except for degree day data):

	December 31, 2020		December 31, 2019		December 31, 2018
Utility Throughput - dts:
Firm Sales -
Residential	23,277	17%	24,856	15%	25,424	16%
Commercial	5,704	4%	6,485	4%	6,037	4%
Industrial	208	—	373	—	434	—
Cogeneration and Electric Generation	811	1%	952	1%	2,384	1%
Firm Transportation -
Residential	1,005	1%	1,174	1%	1,504	1%
Commercial	5,839	4%	6,284	4%	6,978	4%
Industrial	9,771	6%	9,803	6%	10,278	6%
Cogeneration and Electric Generation	3,884	3%	5,682	3%	5,113	3%
Total Firm Throughput	50,499	36%	55,609	34%	58,152	35%

Interruptible Sales	2	—	6	—	28	—
Interruptible Transportation	971	1%	1,062	1%	1,039	1%
Off-System	14,837	11%	14,731	9%	13,582	9%
Capacity Release	72,994	52%	91,520	56%	86,249	55%

Total Throughput - Utility	139,303	100%	162,928	100%	159,050	100%

Number of Customers at Year End:
Residential	378,103	93%	370,693	93%	365,009	93%
Commercial	26,369	7%	25,985	7%	25,657	7%
Industrial	414	—	412	—	426	—

Total Customers	404,886	100%	397,090	100%	391,092	100%

Annual Degree Days*	4,107		4,482		4,602

*Each day, each degree of average daily temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Annual degree-days is the sum of the daily totals.

Throughput - Gas Utility Operations 2020 vs. 2019 - Total gas throughput decreased 23.6 MMdts, or 15%, in 2020 compared with 2019, primarily due to decreases in capacity release, which was due to warmer than normal weather that impacted the winter season and created less demand in SJG service territory. In addition, the decrease is the result of specific segmented releases on the Transco pipeline which were lower in 2020 compared to 2019.

Operating Revenues & Utility Margin - See SJI's Management Discussion section above.

Operations Expense - See SJI's Management Discussion section above.

Maintenance Expense - See SJI's Management Discussion section above.

Depreciation Expense - Depreciation expense increased $5.1 million in 2020 compared with 2019, primarily due to continuing investment in utility plant.  The increased spending in recent years is a direct result of New Jersey's infrastructure improvement efforts, which included the approval of SJG’s AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in Energy and Other Taxes in 2020 compared with 2019 was not significant.

Other Income and Expense - Other Income and Expense increased $1.2 million in 2020 compared with 2019, primarily due to higher AFUDC income.

Interest Charges – Interest charges increased $1.7 million in 2020 compared with 2019, primarily due to higher amounts of long-term debt outstanding (see Note 14 to the consolidated financial statements).

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments.

LIQUIDITY AND CAPITAL RESOURCES:

For information on the changes in SJG's liquidity and capital resources from 2019 compared to 2018, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash flows for the year ended December 31 were the following (in thousands):

	2020	2019	2018
Net Cash Provided by Operating Activities	$191,187	$131,705	$112,974
Net Cash Used in Investing Activities	$(280,557)	$(263,071)	$(240,703)
Net Cash Provided by Financing Activities	$89,043	$134,855	$126,372

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in 2020 produced more net cash than 2019, primarily due to a cash payment related to a legal proceeding of a pricing dispute which was paid during the third quarter of 2019 (see Note 15 to the consolidated financial statements) and did not recur in 2020, along with customer growth and lower costs for environmental remediation.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2021, 2022 and 2023 to be approximately $256.8 million, $240.2 million and $325.1 million, respectively. For capital expenditures, including those under the AIRP, SHARP and IIP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Cash dividends were not declared or paid by SJG to SJI in 2020, 2019 or 2018.

SJG received $109.5 million in equity contributions from SJI in 2020; there were no equity contributions to SJG in 2019 or 2018. Future equity contributions will occur on an as needed basis.

For information on other financing activities at SJG, see the SJI Management & Discussion Analysis above.

Capital Structure - SJG’s capital structure was as follows:

	As of December 31,
	2020	2019
Common Equity	53.8%	49.0%
Long-Term Debt	44.2%	43.3%
Short-Term Debt	2.0%	7.7%
Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:
Costs for remediation projects, net of recoveries from ratepayers, for 2020, 2019 and 2018, amounted to net cash outflows of $27.2 million, $42.7 million and $53.7 million, respectively. See the Contractual Cash Obligations Table below for the total expected net cash outflows for remediation projects for future years. As discussed in Notes 10, 11 and 15 to the consolidated financial statements, environmental remediation costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of December 31, 2020, averaged $80.5 million annually and totaled $387.1 million over the contracts’ lives.  Approximately 35% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

See SJI’s Contractual Obligations discussion related to SJG’s long-term contracts for natural gas supplies which are not included in the table below.

The following table summarizes SJG's contractual cash obligations and their applicable payment due dates as of December 31, 2020 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$1,078,446	$52,809	$71,168	$81,168	$873,301
Interest on Long-Term Debt	662,399	39,296	77,023	71,076	475,004
Commodity Supply Purchase Obligations	421,335	108,493	119,209	54,330	139,303
Environmental Remediation Costs	101,243	23,067	57,875	6,557	13,744
Construction Obligations	352,283	352,283	—	—	—
Operating Leases	762	156	274	242	90
New Jersey Clean Energy Program	13,209	13,209	—	—	—
Other Purchase Obligations	5,786	5,786	—	—	—

Total Contractual Cash Obligations	$2,635,463	$595,099	$325,549	$213,373	$1,501,442

Long-Term Debt in the table above does not include unamortized debt issuance costs of $9.4 million, which are recorded as an offset to Long-Term Debt on the balance sheets.

Interest on long-term debt in the table above includes the related interest obligations through maturity on all outstanding long-term debt.

Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments.

SJG did not make a pension plan contribution in 2020. Future pension contributions cannot be determined at this time. SJG's regulatory obligation to contribute $3.7 million annually to its postretirement benefit plans’ trusts, as discussed in Note 12 to the consolidated financial statements, is also not included as its duration is indefinite.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded net pre-tax unrealized gains (losses) on these contracts of $0.4 million, $(11.7) million and $34.5 million in earnings during 2020, 2019 and 2018, respectively, which are included with realized gains (losses) in Operating Revenues - Nonutility on the consolidated statements of income.

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2020 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$9,899	$1,430	$118	$11,447

Prices provided by other external sources	19,591	3,402	534	23,527

Prices based on internal models or other valuation methods	11,949	1,291	160	13,400

Total	$41,439	$6,123	$812	$48,374

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$7,333	$1,175	$97	$8,605

Prices provided by other external sources	17,823	2,862	269	20,954

Prices based on internal models or other valuation methods	1,850	326	218	2,394

Total	$27,006	$4,363	$584	$31,953

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 38.5 MMdts with a weighted average settlement price of $2.66 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 49.9 MMdts with a weighted average settlement price of $(0.45) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 48.2 MMdts with a weighted average settlement price of $2.21 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are not material.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2020	$9,964
Contracts Settled During 2020, Net	(10,927)
Other Changes in Fair Value from Continuing and New Contracts, Net	17,384

Net Derivatives - Energy Related Assets, December 31, 2020	$16,421

Interest Rate Risk - Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at December 31, 2020 was $621.3 million and averaged $821.3 million during 2020. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $6.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2020 - 152 b.p. decrease; 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; 2016 - 47 b.p. increase.  At December 31, 2020, our average interest rate on variable-rate debt was 1.69%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2020, the interest costs on $2.95 billion of our long-term debt was either at a fixed rate or hedged via an interest rate derivative.

SJG has interest rate derivatives to mitigate exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are measured at fair value and recorded in Derivatives - Other on the consolidated balance sheets.

As of December 31, 2020, SJG's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

SJI had interest rate derivatives that were terminated in December 2020, at a price equal to the fair value of the instruments of $8.2 million, which was recorded to Interest Charges on the consolidated balance sheets as of December 31, 2020.

Credit Risk - As of December 31, 2020, SJI had approximately $7.1 million, or 14.7%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated.

As of December 31, 2020, SJRG had $80.8 million of Accounts Receivable under sales contracts. Of that total, 30.4% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy-trading and hedging contracts determined under the mark-to-market method as of December 31, 2020 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$629	$86	$—	$715

Prices provided by other external sources	32	—	—	32

Prices based on internal models or other valuation methods	3,393	—	—	3,393

Total	$4,054	$86	$—	$4,140

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$2,701	$190	$—	$2,891

Prices provided by other external sources	159	—	—	159

Prices based on internal models or other valuation methods	8	—	—	8

Total	$2,868	$190	$—	$3,058

Contracted volumes of SJG's NYMEX contracts are 10.7 MMdts with a weighted-average settlement price of $2.74 per dt. Contracted volumes of SJG's Basis contracts are 0.7 MMdts with a weighted-average settlement price of $0.23 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2020	$2,143
Contracts Settled During 2020, Net	(2,233)
Other Changes in Fair Value from Continuing and New Contracts, Net	1,172

Net Derivatives - Energy Related Assets, December 31, 2020	$1,082

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at December 31, 2020, was $72.4 million and averaged $265.1 million during 2020. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $1.9 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2020 - 220 b.p decrease; 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; 2016 - 19 b.p. increase. As of December 31, 2020, SJG's average interest rate on variable-rate debt was 0.97%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2020, the interest costs on $1.08 billion of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income
(In Thousands Except for Per Share Data)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2020	2019	2018
Operating Revenues:
Utility	$918,428	$896,874	$670,715
Nonutility	622,955	731,752	970,623
Total Operating Revenues	1,541,383	1,628,626	1,641,338
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	297,094	351,284	258,781
- Nonutility	561,841	680,683	796,627
Operations	233,314	238,752	256,862
Impairment Charges	—	10,745	105,280
Maintenance	38,857	37,341	32,162
Depreciation	118,715	99,753	96,723
Energy and Other Taxes	11,918	11,996	9,537
Net Gain on Sales of Assets	(2,578)	(3,133)	(15,379)
Total Operating Expenses	1,259,161	1,427,421	1,540,593
Operating Income	282,222	201,205	100,745
Other Income and Expense	7,979	4,208	2,404
Interest Charges	(118,534)	(114,477)	(90,296)
Income Before Income Taxes	171,667	90,936	12,853
Income Taxes	(22,664)	(21,061)	(561)
Equity in Earnings of Affiliated Companies	8,294	7,314	5,611
Income from Continuing Operations	157,297	77,189	17,903
Loss from Discontinued Operations - (Net of tax benefit)	(255)	(272)	(240)
Net Income	157,042	76,917	17,663
Add: Loss Attributable to Noncontrolling Interest	(42)	—	—
Net Income Attributable to South Jersey Industries, Inc.	$157,084	$76,917	$17,663
Basic Earnings per Common Share:
Continuing Operations	$1.62	$0.84	$0.21
Discontinued Operations	—	—	—
Net Income	1.62	0.84	0.21
Add: Loss Attributable to Noncontrolling Interest	—	—	—
Net Income Attributable to South Jersey Industries, Inc.	$1.62	$0.84	$0.21

Average Shares of Common Stock Outstanding - Basic	96,854	92,130	83,693
Diluted Earnings per Common Share:
Continuing Operations	$1.62	$0.84	$0.21
Discontinued Operations	—	—	—
Net Income	1.62	0.84	0.21
Add: Loss Attributable to Noncontrolling Interest	—	—	—
Net Income Attributable to South Jersey Industries, Inc.	$1.62	$0.84	$0.21

Average Shares of Common Stock Outstanding - Diluted	96,995	92,253	84,471

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2020	2019	2018
Net Income	$157,042	$76,917	$17,663

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment, net of tax of $2,316, $2,539, and $(3,731), respectively	(5,692)	(6,498)	10,636
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(12), $(11), $(12), respectively	34	35	34

Other Comprehensive (Loss) Income - Net of Tax	(5,658)	(6,463)	10,670

Comprehensive Income	$151,384	$70,454	$28,333
Add: Comprehensive Loss Attributable to Noncontrolling Interest	(42)	—	—
Comprehensive Income Attributable to South Jersey Industries, Inc.	$151,426	$70,454	$28,333

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows (In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net Income	$157,042	$76,917	$17,663
Loss from Discontinued Operations	255	272	240
Income from Continuing Operations	157,297	77,189	17,903
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Net Gain on Sales of Assets	(2,578)	(3,133)	(15,379)
Step Acquisition Gain	(1,971)	—	—
Payment of Swap Termination	(8,173)	—	—
Gain on Insurance Proceeds	—	(794)	—
Impairment Charges	—	10,745	105,280
Depreciation and Amortization	170,647	133,385	132,914
Net Unrealized (Gain) Loss on Derivatives - Energy Related	(385)	11,748	(34,447)
Unrealized (Gain) Loss on Derivatives - Other	(4,760)	2,798	(1,337)
Provision for Losses on Accounts Receivable	9,558	10,432	7,977
CIP Receivable/Payable	(27,807)	922	32,523
Deferred Gas Costs and Energy Related Derivatives - Net of Recoveries	44,450	16,654	(41,287)
Stock-Based Compensation Expense	5,797	5,209	4,144
Deferred and Noncurrent Income Taxes - Net	21,841	21,543	10,392
Environmental Remediation Costs - Net of Recoveries	(19,325)	(49,180)	(59,307)
Gas Plant Cost of Removal	(16,777)	(18,823)	(11,184)
Changes in:
Accounts Receivable	(48,576)	92,614	(106,283)
Accounts Payable and Other Accrued Liabilities	49,981	(137,717)	114,371
Other Assets and Liabilities	(17,583)	(52,540)	(12,704)
Cash Flows from Discontinued Operations	3	—	7

Net Cash Provided by Operating Activities	311,639	121,052	143,583

Cash Flows from Investing Activities:
Capital Expenditures	(486,451)	(504,212)	(341,120)
Acquisition-related Working Capital Settlement	—	15,600	—
Cash Paid for Acquisitions, Net of Cash Acquired	(21,613)	(3,952)	(1,740,285)
Cash Paid for Purchase of New Contract	—	—	(11,339)
Proceeds from Business Dispositions and Sale of Property, Plant and Equipment	119,948	26,938	310,644
Investment in Contract Receivables	(24,449)	(15,718)	(8,643)
Proceeds from Contract Receivables	12,904	10,301	9,813
Proceeds from (Purchase of) Company-Owned Life Insurance	—	1,694	(1,298)
Investment in Subsidiary, Net of Cash Acquired	(79,181)	—	—
Investment in Affiliates	(12,139)	(4,866)	(9,524)
Net Advances on Notes Receivable - Affiliates	(19,301)	(3,433)	—
Net Repayment of Notes Receivable - Affiliates	2,531	—	2,967

Net Cash Used in Investing Activities	(507,751)	(477,648)	(1,788,785)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(252,300)	578,200	(75,900)

Proceeds from Issuance of Long-Term Debt	1,050,000	429,657	2,432,500
Payments for Issuance of Long-Term Debt	(8,191)	(2,744)	(21,574)
Principal Repayments of Long-Term Debt	(667,909)	(733,909)	(768,909)
Dividends on Common Stock	(114,643)	(106,938)	(94,756)
Proceeds from Sale of Common Stock	200,000	189,032	173,750
Payments for the Issuance of Common Stock	(2,409)	—	(7,149)
Capital Contributions of Noncontrolling Interest in Subsidiary	6,037	—	—
Other	(1,023)	—	(776)

Net Cash Provided by Financing Activities	209,562	353,298	1,637,186

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	13,450	(3,298)	(8,016)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	28,381	31,679	39,695

Cash, Cash Equivalents and Restricted Cash at End of Year	$41,831	$28,381	$31,679

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest (Net of Amounts Capitalized)	$108,901	$114,015	$84,792
Income Taxes (Net of Refunds)	$(4,336)	$(10,639)	$(20,004)

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$37,616	$54,321	$44,184

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	December 31,
	2020	2019
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,265,661	$4,905,350
Accumulated Depreciation	(914,122)	(843,998)
Nonutility Property and Equipment, at cost	147,764	25,991
Accumulated Depreciation	(35,069)	(13,807)

Property, Plant and Equipment - Net	4,464,234	4,073,536

Investments:
Available-for-Sale Securities	32	40
Restricted	7,786	21,964
Investment in Affiliates	106,230	87,087

Total Investments	114,048	109,091

Current Assets:
Cash and Cash Equivalents	34,045	6,417
Accounts Receivable	278,723	253,661
Unbilled Revenues	85,423	84,821
Provision for Uncollectibles	(30,582)	(19,829)
Notes Receivable - Affiliate	2,847	5,379
Natural Gas in Storage, average cost	39,440	54,153
Materials and Supplies, average cost	2,561	1,164
Prepaid Taxes	23,851	26,918
Derivatives - Energy Related Assets	41,439	52,892
Assets Held For Sale	—	143,440
Other Prepayments and Current Assets	29,081	43,492

Total Current Assets	506,828	652,508

Regulatory and Other Noncurrent Assets:
Regulatory Assets	673,992	665,932
Derivatives - Energy Related Assets	6,935	7,243
Notes Receivable - Affiliate	31,073	12,720
Contract Receivables	41,428	30,958
Goodwill	706,960	702,070
Other	143,650	111,282

Total Regulatory and Other Noncurrent Assets	1,604,038	1,530,205

Total Assets	$6,689,148	$6,365,340

The accompanying notes are an integral part of the consolidated financial statements.

	2020	2019
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized Shares: 220,000,000 shares (2020) and 120,000,000 (2019); Outstanding Shares: 100,591,940 (2020) and 92,394,155 (2019)	$125,740	$115,493
Premium on Common Stock	1,218,000	1,027,902
Treasury Stock (at par)	(321)	(289)
Accumulated Other Comprehensive Loss	(38,216)	(32,558)
Retained Earnings	355,678	313,237
Total South Jersey Industries, Inc. Equity	1,660,881	1,423,785
Noncontrolling Interest	5,995	—
Total Equity	1,666,876	1,423,785

Long-Term Debt	2,776,400	2,070,086

Total Capitalization	4,443,276	3,493,871

Current Liabilities:
Notes Payable	596,400	848,700
Current Portion of Long-Term Debt	142,801	467,909
Accounts Payable	256,589	232,242
Customer Deposits and Credit Balances	35,899	35,004
Environmental Remediation Costs	45,265	43,849
Taxes Accrued	6,025	2,235
Derivatives - Energy Related Liabilities	27,006	41,965
Derivatives - Other Current	659	1,155
Liabilities Held for Sale	—	6,043
Deferred Contract Revenues	479	—
Interest Accrued	21,140	13,580
Pension Benefits	3,704	3,727
Other Current Liabilities	27,665	35,486

Total Current Liabilities	1,163,632	1,731,895

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes	149,534	92,166
Pension and Other Postretirement Benefits	135,023	114,055
Environmental Remediation Costs	148,310	189,036
Asset Retirement Obligations	202,092	263,950
Derivatives - Energy Related Liabilities	4,947	8,206
Derivatives - Other Noncurrent	9,279	11,505
Regulatory Liabilities	420,577	442,918
Other	12,478	17,738

Total Deferred Credits and Other Noncurrent Liabilities	1,082,240	1,139,574

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$6,689,148	$6,365,340

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Equity and Comprehensive Income
(In Thousands)

	South Jersey Industries, Inc. and Subsidiaries
	Years Ended December 31, 2018, 2019 and 2020

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2018	$99,436	$709,658	$(271)	$(36,765)	$420,351	$1,192,409	$—	$1,192,409
Net Income	—	—	—	—	17,663	17,663	—	17,663
Other Comprehensive Income, Net of Tax	—	—	—	10,670	—	10,670	—	10,670
Common Stock Issued or Granted Through Equity Offering or Stock Plans	7,447	133,610	(21)	—	—	141,036	—	141,036
Cash Dividends Declared - Common Stock ($1.13 per share)	—	—	—	—	(94,756)	(94,756)	—	(94,756)

Balance at December 31, 2018	106,883	843,268	(292)	(26,095)	343,258	1,267,022	—	1,267,022
Net Income	—	—	—	—	76,917	76,917	—	76,917
Other Comprehensive Loss, Net of Tax	—	—	—	(6,463)	—	(6,463)	—	(6,463)
Common Stock Issued or Granted Under Stock Plans	8,610	184,634	3	—	—	193,247	—	193,247
Cash Dividends Declared - Common Stock ($1.16 per share)	—	—	—	—	(106,938)	(106,938)	—	(106,938)

Balance at December 31, 2019	115,493	1,027,902	(289)	(32,558)	313,237	1,423,785	—	1,423,785
Net Income (Loss)	—	—	—	—	157,084	157,084	(42)	157,042
Other Comprehensive Loss, Net of Tax	—	—	—	(5,658)	—	(5,658)	—	(5,658)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,247	190,098	(32)	—	—	200,313	—	200,313
Cash Dividends Declared - Common Stock ($1.19 per share)	—	—	—	—	(114,643)	(114,643)	—	(114,643)
Capital Contributions of Noncontrolling Interest in Subsidiary	—	—	—	—	—	—	6,037	6,037

Balance at December 31, 2020	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Revenues	$571,787	$569,226	$548,000
Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	181,262	211,344	209,649
Operations	108,990	108,638	112,920
Maintenance	34,287	30,899	28,742
Depreciation	71,026	65,965	59,755
Energy and Other Taxes	4,987	4,886	4,246
Total Operating Expenses	400,552	421,732	415,312
Operating Income	171,235	147,494	132,688
Other Income and Expense	5,536	4,376	4,685
Interest Charges	(33,388)	(31,654)	(28,011)
Income Before Income Taxes	143,383	120,216	109,362
Income Taxes	(35,324)	(32,822)	(26,413)
Net Income	$108,059	$87,394	$82,949

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net Income	$108,059	$87,394	$82,949

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment, net of tax of $1,482, $2,241, and $(1,354), respectively	(3,765)	(5,553)	3,606
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(12), $(11), and $(12), respectively	34	35	34

Other Comprehensive (Loss) Income - Net of Tax	(3,731)	(5,518)	3,640

Comprehensive Income	$104,328	$81,876	$86,589

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net Income	$108,059	$87,394	$82,949
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	101,711	93,910	82,622
Provision for Losses on Accounts Receivable	6,209	7,193	7,997
CIP Receivable/Payable	(27,807)	922	32,523
Deferred Gas Costs - Net of Recoveries	31,257	9,712	(46,495)
Environmental Remediation Costs - Net of Recoveries	(27,161)	(42,654)	(53,685)
Deferred and Noncurrent Income Taxes and Credits - Net	35,324	32,822	39,179
Gas Plant Cost of Removal	(8,433)	(8,931)	(6,899)
Changes in:
Accounts Receivable	(13,846)	8,182	(21,749)
Accounts Payable and Other Accrued Liabilities	(1,949)	(28,759)	(10,045)
Other Assets and Liabilities	(12,177)	(28,086)	6,577
Net Cash Provided by Operating Activities	191,187	131,705	112,974

Cash Flows from Investing Activities:
Capital Expenditures	(269,012)	(257,654)	(241,873)
Investment in Contract Receivables	(24,449)	(15,718)	(8,643)
Proceeds from Contract Receivables	12,904	10,301	9,813
Net Cash Used in Investing Activities	(280,557)	(263,071)	(240,703)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(123,800)	63,800	55,500
Proceeds from Issuance of Long-Term Debt	525,000	90,000	310,000
Principal Repayments of Long-Term Debt	(417,909)	(18,909)	(238,909)
Payments for Issuance of Long-Term Debt	(3,748)	(36)	(219)
Equity Contributions Made by SJI	109,500	—	—
Net Cash Provided by Financing Activities	89,043	134,855	126,372

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(327)	3,489	(1,357)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,751	3,262	4,619

Cash, Cash Equivalents and Restricted Cash at End of Period	$6,424	$6,751	$3,262

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$27,630	$31,076	$28,583
Income Taxes (Net of Refunds)	$1	$(14,122)	$(21,742)

Supplemental Disclosures of Noncash Investing Activities
Capital Expenditures acquired on account but not paid at year-end	$28,877	$36,040	$32,272
The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2020	December 31, 2019
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,387,831	$3,154,736
Accumulated Depreciation	(606,925)	(558,634)

Property, Plant and Equipment - Net	2,780,906	2,596,102

Investments:
Restricted Investments	4,826	4,073

Total Investments	4,826	4,073

Current Assets:
Cash and Cash Equivalents	1,598	2,678
Accounts Receivable	88,657	84,940
Accounts Receivable - Related Parties	3,989	2,333
Unbilled Revenues	46,837	45,016
Provision for Uncollectibles	(17,359)	(14,032)
Natural Gas in Storage, average cost	14,050	14,839
Materials and Supplies, average cost	619	619
Prepaid Taxes	19,522	19,547
Derivatives - Energy Related Assets	4,053	16,904
Other Prepayments and Current Assets	12,710	25,074

Total Current Assets	174,676	197,918

Regulatory and Other Noncurrent Assets:
Regulatory Assets	495,084	496,177
Contract Receivables	41,428	30,958
Derivatives - Energy Related Assets	87	5
Other	25,258	23,322

Total Regulatory and Other Noncurrent Assets	561,857	550,462

Total Assets	$3,522,265	$3,348,555

The accompanying notes are an integral part of the financial statements.

	December 31, 2020	December 31, 2019
Capitalization and Liabilities
Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	465,244	355,744
Accumulated Other Comprehensive Loss	(31,606)	(27,875)
Retained Earnings	864,240	756,181

Total Equity	1,303,726	1,089,898

Long-Term Debt	1,016,280	547,161

Total Capitalization	2,320,006	1,637,059

Current Liabilities:
Notes Payable	47,500	171,300
Current Portion of Long-Term Debt	52,809	417,909
Accounts Payable - Commodity	22,199	17,361
Accounts Payable - Other	44,186	60,797
Accounts Payable - Related Parties	11,049	9,752
Derivatives - Energy Related Liabilities	2,868	14,671
Derivatives - Other Current	659	488
Customer Deposits and Credit Balances	23,637	22,430
Environmental Remediation Costs	23,067	29,569
Taxes Accrued	3,942	1,907
Pension Benefits	3,669	3,693
Interest Accrued	10,961	6,789
Other Current Liabilities	7,798	12,489

Total Current Liabilities	254,344	769,155

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	245,360	274,482
Deferred Income Taxes	403,609	357,637
Environmental Remediation Costs	78,176	101,693
Asset Retirement Obligations	89,252	96,509
Pension and Other Postretirement Benefits	116,973	99,981
Derivatives - Energy Related Liabilities	190	95
Derivatives - Other Noncurrent	9,279	7,368
Other	5,076	4,576

Total Regulatory and Other Noncurrent Liabilities	947,915	942,341

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,522,265	$3,348,555

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2018	$5,848	$355,744	$(25,997)	$585,838	$921,433
Net Income	—	—	—	82,949	82,949
Other Comprehensive Loss, Net of Tax	—	—	3,640	—	3,640

Balance at December 31, 2018	5,848	355,744	(22,357)	668,787	1,008,022
Net Income	—	—	—	87,394	87,394
Other Comprehensive Loss, Net of Tax	—	—	(5,518)	—	(5,518)

Balance at December 31, 2019	5,848	355,744	(27,875)	756,181	1,089,898
Net Income	—	—	—	108,059	108,059
Other Comprehensive Loss, Net of Tax	—	—	(3,731)	—	(3,731)
Equity Contributions Made by SJI	—	109,500	—	—	109,500

Balance at December 31, 2020	$5,848	$465,244	$(31,606)	$864,240	$1,303,726

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
•ELK is a regulated natural gas utility which distributes natural gas in northern Maryland. On July 31, 2020, SJI sold ELK to a third-party buyer (see "Sale of ELK" below).

▪SJE acquires and markets electricity to retail end users.

▪SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪Marina develops and operates on-site energy-related projects. Included in Marina were MTF and ACB, which, in February 2020, were sold to a third-party buyer (see "Sale of MTF & ACB" below). Also included in Marina was a solar project that was sold in March 2020 (see "Sale of Solar Assets" below). The significant wholly-owned subsidiaries of Marina include:

•ACLE, BCLE, SCLE and SXLE own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. On June 1, 2020, the BCLE, SCLE, and SXLE landfill gas-to-energy production facilities ceased operations after receiving approval from their respective local governmental authorities to do so.

•Entities which own and operate rooftop solar generation sites located in New Jersey. These entities were acquired in 2020 (see "Acquisitions" below). Also included are two solar projects previously classified as held for sale (see "Sale of Solar Assets" below).

▪SJESP receives commissions on appliance service contracts from a third party.

•Midstream invests in infrastructure and other midstream projects, including PennEast. See Note 3.

•SJEI provides energy procurement and cost reduction services. The significant wholly-owned subsidiaries of SJEI include:

•AEP, an aggregator, broker and consultant in the retail energy markets that matches end users with suppliers for the procurement of natural gas and electricity, which was acquired in August 2019.

•EnerConnex, an aggregator, broker and consultant in the retail and wholesale energy markets that matches end users with suppliers for the procurement of natural gas and electricity. On August 7, 2020, SJEI acquired the remaining 75% of EnerConnex, of which SJEI previously held a 25% interest. See "Acquisitions" below.

•SJI Renewable Energy Ventures, LLC and SJI RNG Devco, LLC are newly formed subsidiaries which hold the equity interest in REV LNG and the renewable natural gas development rights in certain dairy farms, respectively (see "Acquisitions" below).

BASIS OF PRESENTATION - SJI's consolidated financial statements include the accounts of SJI, its direct and indirect wholly-owned subsidiaries (including SJG) and subsidiaries in which SJI has a controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. SJI also reports on a consolidated basis the operations of those entities listed under "Acquisitions" below as of their respective acquisition dates, along with its controlling interest in Catamaran as noted below. In management's opinion, the consolidated financial statements of SJI and SJG reflect all normal recurring adjustments needed to fairly present their respective financial positions, operating results and cash flows at the dates and for the periods presented.

As of December 31, 2019, SJI had assets and liabilities held for sale on the consolidated balance sheets as a result of the agreements to sell that are discussed below; there were no assets or liabilities held for sale as of December 31, 2020. Unless otherwise noted, the disclosures herein related to specific asset and liability balances as of December 31, 2019 exclude assets and liabilities held for sale. See "Assets and Liabilities Held for Sale" below for additional information.

Certain prior years' data presented in the financial statements and footnotes have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company's results of operations, financial position or cash flows.

ACQUISITIONS - SJI, through its wholly-owned subsidiary Marina, acquired three LLCs on June 30, 2020, and a fourth LLC on August 21, 2020. These entities own newly operational solar-generation sites as noted above, and were acquired for $3.8 million in total consideration. See Note 20.

On August 7, 2020, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex for total consideration of $7.5 million in cash. Prior to this transaction, SJEI had a 25% interest in EnerConnex; as such, the acquisition of the remaining 75% was accounted for as a business combination achieved in stages. See Note 20.

On August 12, 2020, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. On the same date, Catamaran purchased 100% ownership of Annadale, of which Marina has a 93% ownership interest. See Note 20.

On December 23, 2020, SJI, through its wholly-owned subsidiary SJES, completed its acquisition of a 35% interest in REV LNG. As part of the transaction, SJI also acquired renewable natural gas development rights in certain dairy farms, previously owned by REV LNG. The total consideration for the 35% interest in REV LNG was $10.5 million and the total consideration for the development rights was $10.0 million. The 35% interest in REV LNG will be accounted for under the equity method of accounting (see Note 3). See Note 20 for discussion of the development rights. As part of this transaction, SJI has also committed to providing up to $25.0 million in capital contribution loans to REV LNG, $19.3 million of which have been issued and recorded in Notes Receivable - Affiliates on the consolidated balance sheets as of December 31, 2020 (see Notes 3 and 15). This acquisition is consistent with SJI's commitment to decarbonization, as REV LNG specializes in the development, production and transportation of renewable natural gas, liquified natural gas and compressed natural gas.

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration.

On July 1, 2018, SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas, for total consideration of $1.72 billion after the settlement of working capital.

SALE OF SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its then-existing portfolio of solar energy assets (for this section, the “Transaction”) to a third-party buyer. As part of the Transaction, Marina agreed to sell its distributed solar energy projects across New Jersey, Maryland, Massachusetts and Vermont (for this section, the “Projects”), along with the assets comprising the Projects. These sales occurred during 2018-2020. Also in connection with the Transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback runs from the date each such project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. As of December 31, 2020, there are ten such projects being leased back from the buyer through the end of 2021, which is the fifth anniversary of their placed-in-service date. The results of these projects being leased back are not material.

In July 2018, as part of the Transaction, Marina received a cash payment of $62.5 million for the sale of certain SRECs.

During the fourth quarter of 2018, the Company closed on the majority of these Projects, including the wholly-owned subsidiaries MCS, NBS and SBS. Total consideration received in the fourth quarter 2018 related to these sales was $228.1 million.

During 2019, seven Projects were sold for total consideration of $24.3 million. During 2020, one Project was sold for total consideration of $7.2 million. This Project sold during 2020 was previously recorded as Assets Held For Sale on the consolidated balance sheets as of December 31, 2019. The Company also received $2.5 million in 2019 for completion of remaining performance obligations from a separate sale of a solar project that occurred in 2018.

The Company currently has two projects that are not part of the Transaction but were previously expected to be sold and as a result were recorded as Assets Held For Sale on the consolidated balance sheets as of December 31, 2019. During the fourth quarter of 2020, management made the decision not to sell these two projects. As a result, these projects are recorded as held and used in Property, Plant and Equipment on the consolidated balance sheets as of December 31, 2020. SJI recorded $5.3 million of depreciation expense during the fourth quarter of 2020 for depreciation not taken during the time the projects were classified as held for sale. Further, the decision not to sell these projects resulted in a triggering event for management to assess these projects for impairment. As a result of the tests performed, no impairments were recorded as the future undiscounted cash flows exceeded the net book value of the projects as December 31, 2020.

For the Transaction, the Company recorded pre-tax gains on the sale of these solar projects of $0.8 million, $3.1 million and $17.6 million in 2020, 2019 and 2018, respectively, in Net Gain on Sales of Assets on the consolidated statements of income, with these gains pertaining to those Projects that were not impaired as discussed under "Impairment of Long-Lived Assets" below.

SALE OF MTF & ACB - In December 2019, the Company announced it had entered into an agreement to sell MTF and ACB to a third-party buyer, and the sale closed on February 18, 2020 for a final sales price of $97.0 million including working capital. The pre-tax gain recorded in Net Gain on Sales of Assets on the consolidated statements of income related to the sale of MTF & ACB in 2020 was $1.1 million. Before being sold, these assets and liabilities were recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the consolidated balance sheets as of December 31, 2019. See "Impairment of Long-Lived Assets" below for charges related to this agreement that were recorded during 2019.

SALE OF ELK - In December 2019, the Company announced it had entered into an agreement to sell ELK to a third-party buyer. The MPSC approved this transaction during the second quarter of 2020, and the transaction closed on July 31, 2020. Total consideration received was approximately $15.6 million, with working capital and other closing adjustments pending. The pre-tax gain recorded in Net Gain on Sales of Assets on the consolidated statements of income related to the sale of ELK in 2020 was $0.7 million. The assets and liabilities for ELK were recorded as Assets Held for Sale and Liabilities Held for Sale, respectively, on the consolidated balance sheets as of December 31, 2019.

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

ASSETS AND LIABILITIES HELD FOR SALE - As of December 31, 2019, SJI had recorded the following assets and liabilities as held for sale as a result of the now completed agreements to sell MTF &ACB and ELK discussed above, along with the three solar projects discussed under “Sale of Solar Assets” above (in thousands):

2019
Assets Held for Sale:
Current Assets	$5,365
Net Utility Plant	18,692
Net Nonutility Property, Plant & Equipment	110,400
Goodwill	59
Regulatory Assets	415
Other Noncurrent Assets	8,509
Total Assets Held for Sale	$143,440
Liabilities Held for Sale:
Current Liabilities	$916
Asset Retirement Obligations	2,515
Regulatory Liabilities	2,583
Other Noncurrent Liabilities	29
Total Liabilities Held for Sale	$6,043

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360, Property, Plant and Equipment, where an impairment loss is indicated if the total undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value with the difference recorded within Impairment Charges on the consolidated statements of income. Fair values can be determined based on agreements to sell assets as well as by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

We performed a qualitative assessment of the long-lived assets of SJI and SJG as of December 31, 2020 to determine whether the impact of the COVID-19 pandemic indicated potential impairment. There were no indicators noted through these qualitative assessments that an impairment had occurred.

For considerations related to impairment of goodwill and other intangible assets under FASB ASC 350, Intangibles - Goodwill and Other, see Note 21.

In 2019, total impairment charges of $10.8 million (pre-tax) were recorded, $2.4 million of which were related to the expected purchase price of two of the unsold solar sites discussed in "Sale of Solar Assets" being less than their carrying value. The other $8.4 million were impairments of goodwill and identifiable intangible assets, which were the result of the purchase price discussed in "Sale of MTF & ACB" being less than its carrying value.

In 2018, the Transaction described above under "Sale of Solar Assets" triggered an indicator of impairment as the purchase price was less than the carrying amount for several of the assets sold and, as a result, several assets were considered to be impaired. The Company measured the impairment loss as the difference between the carrying amount of the respective assets and the fair value, which was determined using the purchase price and the expected cash flows from the assets, including potential price reductions resulting from the timing needed to satisfy all required closing conditions. As a result, the Company recorded an impairment charge of $99.2 million (pre-tax) for the year ended December 31, 2018, to reduce the carrying amount of several assets to their fair market value.

In the fourth quarter of 2018, SJI observed its LFGTE assets were incurring continuing cash flow losses specifically due to larger than expected decreases in electric generation and increasing operating expenses, and as a result had reason to believe the remaining carrying value of these assets may no longer be recoverable. As a result, the remaining carrying value of all such assets was written off via an impairment charge of $6.1 million (pre-tax) during the fourth quarter of 2018.

The above impairment charges are recorded within Impairment Charges on the consolidated statements of income and are included within the On-Site Energy Production segment.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in AOCL.

SJI, through wholly owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. SJI includes the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in Earnings of Affiliated Companies. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. If we have provided any additional financial support to the investee, such as loans or advances, our share of losses that exceed the carrying amount of our investment are recorded against that amount of financial support  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary. See discussion of our equity method investments, including PennEast, in Note 3.

NONCONTROLLING INTEREST - Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interest, which represents the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. As of December 31, 2020, SJI's noncontrolling interest balances are solely related to the Catamaran projects, which were acquired during 2020 (see Note 20).

ESTIMATES AND ASSUMPTIONS - The consolidated financial statements were prepared to conform with GAAP. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, legal contingencies, pension and other postretirement benefit costs, revenue recognition, goodwill, evaluation of equity method investments for other-than-temporary impairment, and allowance for credit losses. Estimates may be subject to future uncertainties, including the continued evolution of the COVID-19 pandemic and its impact on our operations and economic conditions, which could affect the fair value of the ETG reporting unit and its goodwill balance (see Note 21), as well as the allowance for credit losses and the total impact and potential recovery of incremental costs associated with COVID-19 (see Notes 7 and 11).

REGULATION - The Utilities are subject to the rules and regulations of the BPU. See Note 10 for a discussion of the Utilities' rate structure and regulatory actions. The Utilities maintain their accounts according to the BPU's prescribed Uniform System of Accounts. The Utilities follow the accounting for regulated enterprises prescribed by ASC 980, Regulated Operations. In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 11 for more information related to regulatory assets and liabilities.

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For retail customers (including SJG) that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. The Utilities also have revenues that arise from alternative revenue programs, which are discussed in Note 19. For ETG and SJG, unrealized gains and losses on energy-related derivative instruments are recorded in Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets of SJI and SJG (see Note 16) until they become realized, in which case they are recognized in operating revenues. SJRG's gas revenues are recognized in the period the commodity is delivered, and operating revenues for SJRG include realized and unrealized gains and losses on energy-related derivative instruments. See further discussion under "Derivative Instruments." SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. The Company recognizes revenues on commissions received related to SJESP appliance service contracts from a third party, along with AEP and EnerConnex energy procurement service contracts from a third party, on a monthly basis as the commissions are earned. Marina recognizes revenue for renewable energy projects when output is generated and delivered to the customer, and when renewable energy credits have been transferred to the third party at an agreed upon price.

We considered the impact the COVID-19 pandemic has had on operating revenues, noting that SJI and SJG have not seen a significant reduction in revenues as a result of the pandemic. This is due to the delivery of gas and electricity being considered an essential service, with delivery to customers continuing in a timely manner with no delays or operational shutdowns taking place to date. To the extent that the pandemic does impact our ability to deliver in the future, operating revenues could be impacted. Currently, the impact of the pandemic to the collectability of our accounts receivable continues to be monitored, but such receivables have traditionally been included in rate recovery (see Note 11).

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES - Accounts receivable are carried at the amount owed by customers. Accounts receivable are recorded gross on the consolidated balance sheets with an allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. As of December 31, 2019, receivables were carried at a net realizable value based on the allowance for doubtful accounts model. Beginning January 1, 2020, an allowance for credit losses was established in accordance with ASC 326, Financial Instruments - Credit Losses, meaning accounts receivables and unbilled revenues are carried at net realizable value based on the allowance for credit loss model, which is based on management's best estimate of expected credit losses to reduce accounts receivable for amounts estimated to be uncollectible. These estimates are based on such data as our accounts receivable aging, collection experience, current and forecasted economic conditions and an assessment of the collectibility of specific accounts. See Note 7.

NATURAL GAS IN STORAGE – Natural Gas in Storage is reflected at average cost on the consolidated balance sheets, and represents natural gas that will be utilized in the ordinary course of business.

ARO - The amounts included under ARO are primarily related to the legal obligations SJI and SJG have to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset, or when management has sufficient information to make an estimate of the obligation. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability and is depreciated over the remaining life of the related asset. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity was as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2020	2019
AROs as of January 1,	$263,950	$80,163
Accretion	8,185	9,263
Additions (A)	6,574	175,082
Settlements	(9,564)	(14,437)
Revisions in Estimated Cash Flows (B)	(67,053)	13,879
AROs as of December 31,	$202,092	$263,950

SJG:	2020	2019
AROs as of January 1,	$96,509	$79,890
Accretion	4,121	3,741
Additions	3,729	2,553
Settlements	(2,579)	(3,554)
Revisions in Estimated Cash Flows (B)	(12,528)	13,879
AROs as of December 31,	$89,252	$96,509

(A) The additions in 2019 are related to the recording of ETG's ARO liability as part of purchase accounting.
(B) The revisions in estimated cash flows for SJI and SJG for the year ended December 31, 2020 reflect decreases in the estimated retirement costs primarily as a result of changes in contractor costs to settle the ARO liability, as well as a decrease to the discount rate. The revisions in estimated cash flows for SJI and SJG for the year ended December 31, 2019 reflect an increase in the estimated retirement costs to settle the ARO liability and an increase in the inflation rate, partially offset by a decrease to the discount rate. Corresponding entries in both years were made to Regulatory Assets and Utility Plant, thus having no impact on earnings.

PROPERTY, PLANT AND EQUIPMENT - For regulatory purposes, utility plant is stated at original cost, which may be different than costs if the assets were acquired from an unregulated entity. Nonutility property, plant and equipment is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

Utility Plant balances and Nonutility Property and Equipment as of December 31, 2020 and 2019 were comprised of the following (in thousands):

	SJI (includes SJG and all other consolidated subsidiaries):		SJG
	2020	2019	2020	2019
Utility Plant
Production Plant	$1,334	$1,334	$25	$25
Storage Plant	90,294	84,611	61,971	61,936
Transmission Plant	338,981	332,049	311,272	305,459
Distribution Plant	4,330,797	3,973,466	2,705,893	2,441,342
General Plant	428,737	310,785	265,185	238,379
Other Plant	1,955	1,955	1,855	1,855
Utility Plant In Service	5,192,098	4,704,200	3,346,201	3,048,996
Construction Work In Progress	73,563	201,150	41,630	105,740
Total Utility Plant	$5,265,661	$4,905,350	$3,387,831	$3,154,736

Nonutility Property and Equipment
Solar Assets (A)	$40,380	$—	$—	$—
Fuel Cell Assets (B)	80,546	—	—	—
Other Assets	26,838	25,991	—	—
Total Nonutility Property and Equipment	$147,764	$25,991	$—	$—

(A) Solar assets represent the assets of four newly acquired LLCs (see Note 20), as well as two projects that were previously classified as Assets Held for Sale in the consolidated balance sheets as of December 31, 2019 as discussed in "Sale of Solar Assets" above.
(B) Fuel cell assets represent the assets of Annadale, which is an entity owned by the Catamaran joint venture and consolidated by SJI. See Note 20.

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all SJG depreciable utility property was approximately 2.5% in 2020, 2.2% in 2019, and 2.3% in 2018. The composite rate for all ETG depreciable utility property was approximately 2.3% in 2020, 2.4% in 2019, and 2.3% in 2018. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

All solar and fuel cell assets are included in Nonutility Property, Plant & Equipment on the consolidated balance sheets. Depreciation for solar assets is computed on a straight-line basis over the estimated useful lives of the assets, which range from 20 to 30 years depending on the length of underlying project contracts. Depreciation for fuel cell assets is computed on a straight-line basis over the estimated useful life of 35 years (see Note 20). All other nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 15 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

Total accumulated depreciation for utility and nonutility property and equipment was $914.1 million and $35.1 million, respectively, as of December 31, 2020, and $844.0 million and $13.8 million, respectively, as of December 31, 2019. As of December 31, 2020 and 2019, total accumulated depreciation for SJG utility property and equipment was $606.9 million and $558.6 million, respectively.

CAPITALIZED SOFTWARE COSTS - For implementation costs incurred in a cloud computing arrangement that is a service contract, SJI and SJG capitalize certain costs incurred during the application-development and post-implementation-operation stages (provided the costs result in enhanced functionality to the hosted solution) in accordance with ASC 350-40. These costs are amortized over the life of the cloud computing arrangement. All other costs that do not meet the capitalization criteria per ASC 350-40 are expensed as incurred.

LEASES - SJI, directly and through certain of its subsidiaries, including SJG, is a lessee for the following classes of underlying assets: real estate (land and building), fleet vehicles, and office equipment. The Company evaluates its contracts for the purpose of determining whether the contract is, or contains, a lease at the lease inception date on the basis of whether or not the contract grants the Company the use of a specifically identified asset for a period of time, as well as whether the contract grants the Company both the right to direct the use of that asset and receive substantially all of the economic benefits from the use of the asset. We measure the right-of-use asset and lease liability at the present value of future lease payments excluding variable payments based on usage or performance. The majority of our leases are comprised of fixed lease payments, with a portion of the Company’s real estate, fleet vehicles, and office equipment leases including lease payments tied to levels of production, maintenance and property taxes, which may be subject to variability. SJI calculates the present value using a lease-specific secured borrowing rate that factors in the SJI’s credit standing and the lease term. We also evaluate contracts in which we are the owner of an underlying asset in the same manner as if it was a lease, to determine if we should be considered the lessor of that asset.

When measuring a lease, we include options to extend a lease in the lease term when it is reasonably certain that the option will be exercised and exclude all options to terminate the lease when it is reasonably certain that the option will not be exercised. The renewal options in the leases generally allow the Company to extend the lease for an additional period of between 1 and 5 years. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that we would exercise such option. Our lease agreements generally do not include restrictions, financial covenants or residual value guarantees.

ASC 842 includes certain practical expedients for arrangements where we are a lessee. We have elected, for all asset classes, the practical expedient to not separate lease components (e.g., rent, real estate taxes and insurance costs) from their related non-lease components (e.g., common area maintenance costs), accounting for them as a single lease component. We have similarly elected, for all asset classes, the balance sheet recognition exemption for all leases with a term of 12 months or less.

DEBT ISSUANCE COSTS & DEBT DISCOUNTS - Debt issuance costs and debt discounts are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt, and are presented as a direct deduction from the carrying amount of the related debt. See Note 14 for the total unamortized debt issuance costs and debt discounts that are recorded as a reduction to long-term debt on the consolidated balance sheets of SJI and SJG.

AFUDC & CAPITALIZED INTEREST - SJI and SJG record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities, at the rate of return on the rate base utilized by the BPU to set rates in their last base rate proceedings, and amounts are included in Utility Plant on the consolidated balance sheets. These capitalized interest amounts are included in all plant categories, inclusive of Construction Work In Progress, in the Utility Plant table above, based on the nature of the underlying projects that qualified for AFUDC and each project's in-service status. For SJG's accelerated infrastructure programs and ETG's infrastructure investment programs, SJG and ETG record AFUDC at a rate prescribed by the programs (see Note 10). While cash is not realized currently, AFUDC increases the regulated revenue requirement and is included in rate base and recovered over the service life of the asset through a higher rate base and higher depreciation.

Midstream capitalizes interest on capital projects in progress based on the actual cost of borrowed funds, and amounts are included in Nonutility Property and Equipment on the consolidated balance sheets and included in Other Assets in the Nonutility Property & Equipment table above.

Interest Charges are presented net of AFUDC and capitalized interest on the statements of consolidated income. The amount of AFUDC and interest capitalized by SJI (including SJG) for the years ended December 31, 2020, 2019 and 2018 was $7.1 million, $6.0 million and $2.5 million, respectively. The amount of interest capitalized by SJG for the years ended December 31, 2020, 2019 and 2018 was $5.6 million, $4.5 million and $2.2 million, respectively.

DERIVATIVE INSTRUMENTS - SJI accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. SJI and SJG have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in AOCL and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of the cash flow hedges immediately in earnings. SJI and SJG have no cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under ASC 980, gains and losses on derivatives related to SJG's and ETG's gas purchases are recorded through the BGSS clause.

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

GAS EXPLORATION AND DEVELOPMENT - SJI capitalizes all costs associated with gas property acquisition, exploration and development activities under the full cost method of accounting. Capitalized costs include costs related to unproved properties, which are not amortized until proved reserves are found or it is determined that the unproved properties are impaired. All costs related to unproved properties are reviewed to determine if impairment has occurred. No impairment charges were recorded on these costs during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, $8.5 million and $8.6 million, respectively, net of amortization, related to interests in proved and unproved properties in Pennsylvania is included with Nonutility Property and Equipment and Other Noncurrent Assets on the consolidated balance sheets within the Wholesale Energy Operations segment.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2020 and 2019, SJI held 256,372 and 231,514 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with ASC 740, Income Taxes (see Note 4). Certain deferred income taxes are recorded with offsetting regulatory assets or liabilities by the Company to recognize that income taxes will be recovered or refunded through future rates. A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

ITC - The U.S. federal government provides businesses with an ITC under Section 48 of the Internal Revenue Code, available to the owner of solar and fuel cell systems that are purchased and placed into service. The Company recognizes ITC on eligible assets in the year in which the project commences commercial operations.

Among other requirements, such credits require projects to have commenced construction by a certain date. Projects that commenced construction in 2019 were eligible for a 30% ITC. The credit steps down to 26% for projects that commence construction in 2020. Marina recognized a 30% ITC on the acquired solar assets of four LLCs which own and operate rooftop solar projects, as the projects commenced construction in 2019. Annadale also commenced construction in 2019 and qualified for a 30% ITC; however, as a fuel cell project, the ITC is capped at $1,500 per 0.5 kilowatt of capacity. Total ITCs on these solar and fuel cell projects recorded during 2020 were $21.3 million. No ITC was recorded during 2019 or 2018.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

ACQUISITION ACCOUNTING - At the time of an acquisition, management will assess whether acquired assets and activities meet the definition of a business. If the definition of a business is met, the Company accounts for the acquisition as a business combination and applies the acquisition method. Operating results from the date of acquisition are included in the acquiring entity's financial statements. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred or assumed by the acquirer and the equity interests issued by the acquirer. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill (see Note 20).

Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired.

Determining the fair value of assets acquired and liabilities assumed requires judgment. Fair values are determined by using market participant assumptions and typically include the timing and amounts of future cash flows, incurred construction costs, the nature of acquired contracts, discount rates, and expected asset lives. Acquisition-related costs are expensed as incurred.

AMA - On July 1, 2018, SJRG purchased from a third party an AMA whereby SJRG manages the pipeline capacity of ETG. Total cash paid was $11.3 million. The AMA expires on March 31, 2022. Under the AMA, SJRG pays ETG an annual fee of $4.25 million, plus additional profit sharing as defined in the AMA. The amounts received by ETG will be credited to its BGSS clause and returned to its ratepayers. The total purchase price was allocated as follows (in thousands):

Natural Gas in Storage	$9,685
Intangible Asset	19,200
Profit Sharing - Other Liabilities	(17,546)
Total Consideration	$11,339

As of December 31, 2020 and 2019, the balance of the intangible asset is $6.4 million and $11.5 million, respectively, and is recorded to Other Current and Noncurrent Assets on the consolidated balance sheets of SJI, with the reduction being due to amortization. As of December 31, 2020 and 2019, the balance in the liability is $7.0 million and $10.6 million and is recorded to Regulatory Liabilities on the consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

THIRD PARTY GAS SUPPLIER REFUND - During the second quarter of 2020, a third party pipeline capacity supplier that is utilized by the Utilities and the wholesale energy operations at SJRG in the normal course of business settled its rate case with the FERC. As part of the executed settlement, the third party supplier was ordered to refund customers for over billings on transportation costs that had been charged during the rate case period. As a result, SJRG and SJG received refunds totaling approximately $11.2 million and $10.0 million, respectively, in July 2020. Of the total SJRG refund, approximately $7.1 million was remitted to ETG under the terms of the AMA (see above). As transportation costs incurred by ETG under the AMA can be recovered from ratepayers under its BGSS rate mechanism, the $7.1 million was recorded as a Regulatory Liability (see Note 11). For the remaining $3.9 million retained by SJRG, approximately $3.8 million was recorded as Operating Revenues; as noted above, SJRG presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues. Of the remaining amount, $0.2 million was remitted to ELK, and $0.1 million was related to interest and was recorded in Other Income. As SJG also recovers these costs through its BGSS rate mechanism, the $10.0 million refund was recorded as a reduction to SJG's Regulatory Assets (see Note 11).

COMPREHENSIVE INCOME - This measures all changes in common stock equity that result from transactions and events other than transactions with owners. Comprehensive income consists of net income attributable to the Company, changes in the fair value of qualifying hedges, and certain changes in pension and other postretirement benefit plans. SJI and SJG release income tax effects from AOCL on an individual unit of account basis.

NEW ACCOUNTING PRONOUNCEMENTS -

Recently Adopted Standards:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
ASU 2017-04: Simplifying the Test for Goodwill Impairment
The update simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test and, instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

		January 1, 2020	Prospective	Adoption of this guidance did not have a material impact on the financial statement results of SJI, and is not applicable to SJG.
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
		January 1, 2020	Prospective for added disclosures and for the narrative description of measurement uncertainty	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG. Disclosure requirements are reflected in Note 17.
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
	Annual disclosures for the fiscal year ending December 31, 2020	Retrospective	Adoption of this guidance did not have a material impact on the financial statement results of SJI and SJG. Disclosure requirements are reflected in Note 12.

Standards Not Yet Effective:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
ASU 2019-12: Simplifying the Accounting for Income Taxes	This ASU removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance also adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.	January 1, 2021; early adoption permitted	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment; Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments	Management does not expect adoption of this guidance to have a material impact on the financial statements of SJI and SJG.
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
		January 1, 2021; early adoption permitted	Prospective	Management does not expect adoption of this guidance to have a material impact on the financial statements of SJI and SJG.

ASU 2020-04: Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting ASU 2021-01: Reference Rate Reform (Topic 848)
The amendments in ASU 2020-04 provide various optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.

The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the "discounting transition").

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

2.    STOCK-BASED COMPENSATION PLAN:

Under SJI's Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. No options were granted or outstanding during the years ended December 31, 2020, 2019 and 2018.  No stock appreciation rights have been issued under the Plan. During the years ended December 31, 2020, 2019 and 2018, SJI granted 225,278, 184,791 and 201,858 restricted shares, respectively, to Officers and other key employees under the Plan.

SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. In 2020, 2019, and 2018, Officers and other key employees were granted 105,451, 88,550, and 67,479 shares of time-based restricted stock, respectively, which are included in the total restricted shares noted above.

Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. In 2020, 2019, and 2018, Officers and other key employees were granted 119,827, 96,241 and 134,379 shares of performance-based restricted stock, respectively, which are included in the total restricted shares noted above.

Grants containing market-based performance targets use SJI's TSR relative to a peer group to measure performance. As TSR-based grants are contingent upon market and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant on a straight-line basis over the requisite three-year period of each award. In addition, SJI identifies specific forfeitures of share-based awards, and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of market goals. The fair value of TSR-based restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

Earnings-based performance targets include pre-defined EGR goals to measure performance. Performance targets include pre-defined CEGR for SJI. As EGR-based and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

SJI granted 38,456, 30,961 and 26,416 restricted shares to Directors in 2020, 2019 and 2018, respectively.  Shares issued to Directors vest after twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2020, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2018 - TSR	48,304	$31.05	21.9%	2.00%
	2018 - CEGR, Time	63,389	31.23	N/A	N/A
	2019 - TSR	32,292	$32.88	23.2%	2.40%
	2019 - CEGR, Time	95,332	$31.38	N/A	N/A
	2020 - TSR	41,306	$25.51	34.8%	0.21%
	2020 - CEGR, Time	169,164	$25.19	N/A	N/A

Directors -	2020	38,456	$32.07	N/A	N/A

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers' and other key employees' restricted shares. As notional dividend equivalents are credited to the holders during the three-year service period, no reduction to the fair value of the award is required. As the Directors’ restricted stock awards contain no performance conditions and dividends are paid or credited to the holder during the twelve month service period, the fair value of these awards is equal to the market value of the shares on the date of grant.

The following table summarizes the total stock-based compensation cost to SJI for the years ended December 31 (in thousands):

	2020	2019	2018
Officers & Key Employees	$4,590	$4,371	$3,321
Directors	1,207	838	823
Total Cost	5,797	5,209	4,144

Capitalized	(46)	(275)	(386)
Net Expense	$5,751	$4,934	$3,758

The table above does not reflect the reversal of approximately $1.3 million in 2020 of previously recorded costs associated with TSR and CEGR-based grants for which performance goals were not met.

As of December 31, 2020, there was $5.1 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity for SJI during 2020, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2020	402,146	30,961	$31.50
Granted	225,278	38,456	$26.32
Vested*	(137,530)	(30,961)	$31.49
Cancelled/Forfeited	(40,108)	—	$29.32
Nonvested Shares Outstanding, December 31, 2020	449,786	38,456	$28.88

*Market and earnings-based performance targets during the three-year vesting periods were not attained for the 2017 Officer and other key employee grants that vested in the first quarter of 2020. As a result, no shares were awarded in 2020 associated with the 2017 TSR and CEGR-based grants.

Time-based grants were awarded as individuals met their service period requirements. As a result, during the year ended December 31, 2020, SJI awarded 78,149 shares to its Officers and other key employees at a market value of $2.2 million. For the years ended December 31, 2019 and 2018, both time-based and performance-based grants were awarded, totaling 125,288 and 67,130 shares, respectively, to its Officers and other key employees at a market value of $3.7 million and $2.0 million, respectively. These awarded amounts for 2020, 2019, and 2018 include awards for previously deferred shares that were paid during the respective years.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the years ended December 31, 2020, 2019 and 2018, SJG officers and other key employees were granted 7,902, 6,095 and 32,924 shares of SJI restricted stock, respectively, which had an immaterial impact to SJG's financial statements for all years.

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
•On January 30, 2020, the FERC voted to approve PennEast’s petition for a declaratory order and expedited action requesting that FERC issue an order interpreting the Natural Gas Act’s eminent domain authority. On the same day, PennEast filed an amendment with FERC to construct PennEast in two phases. Phase one consists of construction of a pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and

New Jersey. Construction is expected to begin following approval by FERC of the phased approach and receipt of any remaining governmental and regulatory permits.
•On February 18, 2020, PennEast filed a Petition for a Writ of Certiorari with the Supreme Court of the United States ("petition") to review the September 10, 2019 Third Circuit decision.
•On February 20, 2020, FERC granted PennEast’s request for a two-year extension to complete the construction of the pipeline.
•On April 14, 2020, The U.S. Supreme Court ordered the State of New Jersey to respond to PennEast's petition. The court directed NJ respondents, including state agencies and the NJ Conservation Foundation, to answer the petition by PennEast. The state responded on June 2, 2020.
•On June 29, 2020, the U.S. Supreme Court invited the U.S. Solicitor General to file a brief expressing the views of the United States.
•On December 9, 2020 the Solicitor General filed a brief supporting PennEast's petition for a Writ of Certiorari.
•On December 23, 2020 the NJ Attorney General filed a brief with the Supreme Court in response to the brief of the Solicitor General.
•On February 3, 2021, the Supreme Court granted PennEast's petition for a Writ of Certiorari. The matter is expected to be argued before the Supreme Court in April 2021.

PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, along with the other partners, are intending to continue to contribute to the project.

Our investment in PennEast totaled $91.3 million and $82.7 million as of December 31, 2020 and 2019, respectively. At December 31, 2020, the Company evaluated its investment in PennEast for other-than-temporary impairment. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and legal outcomes, construction costs, timing of in-service dates (which have been delayed from the initial timing assumed in our analysis as of December 31, 2019), revenues (including forecasted volumes and rates), and discount rates. At this time, we believe we do not have an other-than-temporary impairment and have not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal and regulatory proceedings are ongoing, and the intent is to move forward with all potential legal and regulatory proceedings and other options available. Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal proceedings have not been materially impacted. However, it is reasonably possible that the legal and regulatory proceedings could have unfavorable outcomes, or there could be other future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

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
For the years ended December 31, 2020, 2019 and 2018, SJRG had net sales to EnergyMark of $13.7 million, $27.8 million and $41.6 million, respectively.

REV LNG - On December 23, 2020, SJI acquired a 35% interest in REV LNG, an LNG distributor and developer of LNG and RNG assets and projects (see Note 1).

AFFILIATE TRANSACTIONS - The Company made net investments in unconsolidated affiliates of $28.9 million, $8.3 million and $6.6 million in 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, the outstanding balance of Notes Receivable – Affiliates was $33.9 million and $18.1 million, respectively. These Notes Receivable-Affiliates are comprised of:

•As of December 31, 2020 and 2019, $12.1 million and $13.1 million, respectively, of notes related to Energenic; such notes are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. Current losses at Energenic are offset against the Notes Receivable – Affiliate balance as our investment in the Energenic affiliate has been reduced to zero as a result of previous losses.

•As of December 31, 2020, $19.3 million of notes related to REV LNG which accrue interest at variable rates.

•As of December 31, 2020 and 2019, $2.5 million and $5.0 million, respectively, of unsecured notes which accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2020 and 2019, SJI had a net asset of approximately $106.2 million and $87.1 million, respectively, included in Investment in Affiliates on the consolidated balance sheets related to equity method investees. SJI’s maximum exposure to loss from these entities as of December 31, 2020 and 2019 is limited to its combined investments in these entities and the Notes Receivable-Affiliates in the aggregate amount of $140.1 million and $105.2 million, respectively.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties (see Note 15).

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2020	2019	2018
Loss before Income Taxes:
Sand Mining	$(49)	$(79)	$(118)
Fuel Oil	(272)	(263)	(184)
Income Tax Benefits	66	70	62
Loss from Discontinued Operations — Net	$(255)	$(272)	$(240)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—

SJG RELATED-PARTY TRANSACTIONS - SJG conducts business with its parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJES - a wholly-owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility operating businesses, including the following subsidiaries:

•SJRG - SJG sells natural gas for resale and capacity release to SJRG and also meets some of SJG's gas purchasing requirements by purchasing natural gas from SJRG.

•SJE - Prior to the sale of SJE's retail gas business in November 2018 (see Note 1), for SJE’s commercial customers for which SJG performed billing services, SJG purchased the related accounts receivable at book value and charged SJE a purchase of receivable fee for potential uncollectible accounts, and assumed all risk associated with collection.

•Marina - Prior to the sale of MTF and ACB in February 2020 (see Note 1), SJG provided natural gas transportation services to Marina under BPU-approved tariffs.

MILLENNIUM - (a joint venture discussed above) - Reads SJG's utility customers’ meters on a monthly basis for a fee.

In addition to the above, SJG provides various administrative and professional services to SJI and each of the affiliates discussed above. Likewise, SJI provides substantial administrative services on SJG's behalf. Amounts due to and due from these related parties for activities that are passed through to customers through billing rates at the same amounts that SJG earns from or is charged by the affiliates are not considered material to SJG's financial statements as a whole.

A summary of related party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	2020	2019	2018
Operating Revenues/Affiliates:
SJRG	$7,483	$5,039	$5,813
Marina	60	394	379
Other	80	80	91
Total Operating Revenues/Affiliates	$7,623	$5,513	$6,283

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	2020	2019	2018
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG	$4,969	$9,612	$33,313

Operations Expense/Affiliates:
SJI (parent company only)	$26,173	$22,462	$31,740
SJIU	3,825	1,833	—
Millennium	3,277	3,146	2,920
Other	1,516	1,680	(569)
Total Operations Expense/Affiliates	$34,791	$29,121	$34,091

4.    INCOME TAXES:

SJI files a consolidated federal income tax return and various state income tax returns, some of which are combined or unitary.

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for SJI and SJG for the following reasons (in thousands):

	2020	2019	2018
SJI (includes SJG and all other consolidated subsidiaries):
Tax at Statutory Rate	$37,791	$20,633	$3,877
Increase (Decrease) Resulting from:
State Income Taxes	7,896	7,813	622
State Valuation Allowance	7,392	—	—
ESOP Dividend	(627)	(697)	(791)
Tax Reform Adjustments	—	—	(588)
AFUDC	(1,901)	(1,546)	(1,835)
Amortization of Excess Deferred Taxes	(6,174)	(3,475)	(893)

Investment and Other Tax Credits	(23,439)	(953)	(93)
Other - Net	1,726	(714)	262
Income Taxes:
Continuing Operations	22,664	21,061	561
Discontinued Operations	(66)	(70)	(62)
Total Income Tax Expense	$22,598	$20,991	$499

SJG:
Tax at Statutory Rate	30,111	25,245	22,966
Increase (Decrease) Resulting from:
State Income Taxes	8,965	9,542	5,220
ESOP Dividend	(533)	(592)	(712)
AFUDC	(821)	(591)	(1,126)
Amortization of Excess Deferred Taxes	(3,154)	—	—
Other - Net	756	(782)	65
Total Income Tax Expense	35,324	32,822	26,413

The provision for Income Taxes is comprised of the following (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2020	2019	2018
Current:
Federal	$—	$—	$(13,790)
State	823	(482)	3,959
Total Current	823	(482)	(9,831)
Deferred:
Federal	3,312	11,171	13,564
State	18,529	10,372	(3,172)
Total Deferred	21,841	21,543	10,392
Income Taxes:
Continuing Operations	22,664	21,061	561
Discontinued Operations	(66)	(70)	(62)
Total Income Tax Expense (Benefit)	$22,598	$20,991	$499

SJG:
Current:
Federal	$—	$—	$(12,766)
State	—	—	—
Total Current	—	—	(12,766)
Deferred:
Federal	23,976	20,744	32,571
State	11,348	12,078	6,608
Total Deferred	35,324	32,822	39,179
Total Income Tax Expense	$35,324	$32,822	$26,413

For the year ended December 31, 2020, the change in SJI Income tax expense in 2020 compared with 2019 increased primarily due to an increase in income before income taxes in 2020 compared with the prior year along with the valuation allowance discussed below. These were partially offset with the benefits from ITC recorded on the assets of recently acquired fuel cell and solar projects that commenced operations in 2020 (see Note 1 to the consolidated financial statements). For the years ended 2019 and 2018, changes in SJI tax expense correlated with changes in income before income taxes. For the years ended 2020, 2019 and 2018, changes in SJG tax expense correlated with changes in income before income taxes.

TAX REFORM - On December 22, 2017, Tax Reform was enacted into law, changing various corporate income tax provisions within the existing Internal Revenue Code. The law became effective January 1, 2018 but was required to be accounted for in the period of enactment, as such SJI adopted the new requirements in the fourth quarter of 2017. SJI and SJG were impacted in several ways as a result of Tax Reform, including provisions related to the permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, modification of bonus depreciation and changes to the deductibility of certain business related expenses. As of December 31, 2018, SJI and SJG consider the impacts of Tax Reform to be complete. While we still expect additional guidance from the U.S. Department of the Treasury and the IRS, we have finalized our calculations using available guidance. Any additional issued guidance or future actions of our regulators could potentially affect the final determination of the accounting effects rising from the implementation of Tax Reform.

On September 14, 2020, the IRS issued final and proposed regulations that allow all interest expense of a consolidated group to be deductible as long as a public utility comprises of at least 90% of the total consolidated business. Under the proposed regulations, SJI expects to meet the de mininis safe harbor rule in 2020, 2019 and 2018 and, therefore, the full amount of SJI's consolidated interest expense would be deductible in each of those years.

CARES ACT - Given the impact that COVID-19 has had on the economy, on March 27, 2020 the President signed into law the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic, as a way to provide relief to both businesses and individuals affected by the virus. The CARES Act contains several corporate tax provisions that impacted SJI and SJG, including deferring payments on social security taxes for employees and other employee retention credits. These impacts of the CARES Act, and these provisions, did not have a material effect on income tax expense or deferred tax assets/liabilities.

DEFERRED TAX ASSETS AND LIABILITIES - The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax assets and liabilities for SJI and SJG at December 31 (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2020	2019
Deferred Tax Assets:
Net Operating Loss Carryforward	$141,252	$122,197
Investment and Other Tax Credits	243,827	215,033
Conservation Incentive Program	—	1,991
Deferred State Tax	24,338	18,514
Income Taxes Recoverable Through Rates	92,739	103,922
Pension & Other Post Retirement Benefits	34,558	28,579
Deferred Revenues	4,530	5,324
Deferred Regulatory Costs	—	11,895
Provision for Uncollectibles	8,763	4,749
Other	17,691	16,705
Total Deferred Tax Asset	567,698	528,909
Valuation Allowance	(7,392)	—
Total Deferred Tax Asset, net of Valuation Allowance	$560,306	$528,909
Deferred Tax Liabilities:
Book versus Tax Basis of Property	$512,357	$479,765
Deferred Gas Costs - Net	13,737	23,728
Derivatives / Unrealized Gain	1,215	1,098
Environmental Remediation	50,262	53,511
Deferred Regulatory Costs	13,360	—
Budget Billing - Customer Accounts	5,248	5,400
Deferred Pension & Other Post Retirement Benefits	33,307	31,416
Conservation Incentive Program	6,178	—
Equity In Loss Of Affiliated Companies	16,019	1,801
Goodwill Amortization	28,013	16,304
Other	8,977	8,052

Total Deferred Tax Liability	$688,673	$621,075
Deferred Tax Liability - Net	$128,367	$92,166

SJG:
Deferred Tax Assets:
Net Operating Loss and Tax Credits	$35,301	$55,250
Deferred State Tax	22,918	20,352
Provision for Uncollectibles	4,887	3,939
Conservation Incentive Program	—	1,991
Income Taxes Recoverable Through Rates	58,573	68,280
Pension & Other Post Retirement Benefits	20,857	17,461
Deferred Revenues	4,739	5,525
Other	2,813	2,486
Total Deferred Tax Assets	$150,088	$175,284

Deferred Tax Liabilities:
Book Versus Tax Basis of Property	$435,764	$418,059
Deferred Fuel Costs - Net	10,189	20,227
Environmental Remediation	46,857	47,270
Deferred Regulatory Costs	15,087	9,609
Deferred Pension & Other Post Retirement Benefits	21,398	20,396
Budget Billing - Customer Accounts	5,248	5,400
Section 461 Prepayments	1,469	1,445
Conservation Incentive Program	6,178	—
Other	11,507	10,515
Total Deferred Tax Liabilities	$553,697	$532,921

Deferred Tax Liability - Net	$403,609	$357,637

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2020 and 2019, there were no income taxes due to or from SJI.

NOL AND ITC CARRYFORWARD - As of December 31, 2020, SJI has the following federal and state net operating loss carryforwards (in thousands):

	Net Operating Loss Carryforwards
Expire in:	Federal	State
2031	$—	$9,653
2032	14,740	3,108
2033	57,363	18,557
2034	106,899	12,779
2035	51,308	22,472
2036	72,199	147,081
2037	75,606	96,697
2038	—	127,846
2039	—	130,397
2040	—	71,188
Indefinite	70,973	—
	$449,088	$639,778

As of December 31, 2020, SJI has the following investment tax credit carryforwards (in thousands):

Expire in:	Investment Tax Credit Carryforward
2030	$11,628
2031	25,664
2032	32,031
2033	45,606
2034	37,699
2035	45,005
2036	11,744
2037	636
2038	93
2039	—
2040	23,858
$233,964

SJI and SJG also have federal research and development credits of $6.2 million and $3.0 million, respectively, which will expire between 2031 and 2039. SJI and SJG have state credits of $4.4 million and $2.5 million, respectively, that will expire between 2025 and 2040.

As of December 31, 2020 and 2019, SJG has total federal net operating loss carryforwards of $67.7 million and $156.8 million, respectively, that will expire between 2036 and 2037. As of December 31, 2020 and 2019, SJG has a state net operating loss carryforward of $212.8 million and $246.0 million, respectively, that will expire between 2036 and 2039.

A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. As of December 31, 2020, SJI recorded a valuation allowance of $7.4 million related to certain state net operating loss and state credit carryforwards expected to expire prior to being fully utilized. SJG believes that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2020	2019	2018
Balance at January 1,	$1,566	$1,147	$1,445
Increase as a result of tax positions taken in prior years	806	419	—
Decrease in prior year positions	—	—	(298)
Balance at December 31,	$2,372	$1,566	$1,147

SJG:
Balance at January 1,	$1,104	$1,063	$1,361
Increase as a result of tax position taken in prior years	25	41	—
Decrease in prior year positions	—	—	(298)
Balance at December 31,	$1,129	$1,104	$1,063

The total unrecognized tax benefits reflected in the table above exclude $0.9 million, $0.8 million and $0.8 million of accrued interest and penalties for each of the years ended December 31, 2020, 2019 and 2018 for both SJI and SJG. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2020, 2019 or 2018. The majority of the increased tax position in 2020 and 2019 is attributable to research and development credits. The Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states and tax credits. The IRS has finalized its audits of the Company's consolidated federal income tax returns through 2013. Federal income tax returns from 2014 forward and state income tax returns from 2008 forward are open and subject to examination.

5.    PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.    COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2020	2019	2018
Beginning of Year	92,394,155	85,506,218	79,549,080
New Issuances During Year:
Settlement of Equity Forward Sale Agreement	—	6,779,661	—
Stock-Based Compensation Plan	75,502	108,276	67,308
Public Equity Offering	8,122,283	—	5,889,830
End of Year	100,591,940	92,394,155	85,506,218

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of December 31, 2020. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

AUTHORIZED SHARES - On October 16, 2020, SJI filed an amendment to its Certificate of Incorporation that increased the authorized number of shares of its common stock from 120,000,000 to 220,000,000 and the aggregate number of shares authorized to be issued by SJI from 122,500,000 to 222,500,000.

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

FORWARD SHARES - In 2018, SJI offered 12,669,491 shares of its common stock, par value $1.25 per share, at a public offering price of $29.50 per share. Of the offered shares, 5,889,830 shares were issued at closing. On January 15, 2019, SJI settled its equity forward sale agreement by physically delivering the remaining 6,779,661 shares of common stock and receiving net cash proceeds of approximately $189.0 million. The forward price used to determine cash proceeds received by SJI at settlement was calculated based on the initial forward sale price, as adjusted for underwriting fees, interest rate adjustments as specified in the equity forward agreement and any dividends paid on our common stock during the forward period.

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

The convertible units consisted of the following (in thousands):

	2020	2019	2018
Principal amount:
Principal (A)	$287,500	$287,500	$287,500
Unamortized debt discount and issuance costs (A)	7,181	7,737	8,269
Net carrying amount	$280,319	$279,763	$279,231
Carrying amount of the equity component (B)	$—	$—	$—

(A) Included in the consolidated balance sheets within Long-Term Debt.
(B) There is currently no equity portion.

During 2020, 2019, and 2018, the Company recognized approximately $0.6 million, $0.5 million and $0.4 million, respectively, of amortization of debt discount and issuance costs prior to capitalization of interest, and $10.7 million, $10.7 million and $7.7 million, respectively, of coupon interest expense, all of which was included in Interest Charges on the consolidated statements of income. The effective interest rate was 4.0%.

EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 141,076, 123,021, and 777,603 shares for the years ended December 31, 2020, 2019, and 2018, respectively. These shares relate to SJI’s restricted stock as discussed in Note 2, along with the Equity Units discussed above, which are accounted for under the treasury stock method.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2020, 2019 or 2018.

RETAINED EARNINGS — The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically of which could impact their capitalization structure. In addition, SJG and ETG's First Mortgage Indentures contain restrictions regarding the amount of cash dividends or other distributions that they may pay on their common stock. As of December 31, 2020, these loan restrictions did not affect the amount that may be distributed from the Utilities's retained earnings.

EQUITY CONTRIBUTIONS MADE BY SJI — SJG received $109.5 million in equity contributions from SJI in 2020; there were no equity contributions to SJG in 2019 or 2018. Future equity contributions will occur on an as needed basis.

7.    FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS — SJI and SJG maintain margin accounts with certain counterparties to support their risk management activities associated with hedging commodities. The balances required to be held in these margin accounts increase as the net value of the outstanding energy-related contracts with the respective counterparties decrease.

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31, 2020
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$34,045	$1,598
Restricted Investments	7,786	4,826
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,831	$6,424

	As of December 31, 2019
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$6,417	$2,678
Restricted Investments	21,964	4,073
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$28,381	$6,751

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at December 31, 2020 and 2019, which would be included in Level 1 of the fair value hierarchy (see Note 17).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable are recorded gross on the consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses for the year ended December 31, 2020 is as follows (in thousands):

2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$19,829
Provision for expected credit losses	9,558
Regulated assets (a)	10,953
Recoveries of accounts previously written off	909
Uncollectible accounts written off	(10,667)
Balance at end of period	$30,582

SJG:
Balance at beginning of period	$14,032
Provision for expected credit losses	6,209
Regulated assets (a)	4,845
Recoveries of accounts previously written off	424
Uncollectible accounts written off	(8,151)
Balance at end of period	$17,359
(a) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order (see Note 10).

NOTES RECEIVABLE-AFFILIATES - The carrying amounts of the Note Receivable-Affiliate balances approximate their fair values at December 31, 2020 and 2019, which would be included in Level 2 of the fair value hierarchy (see Note 17). See Note 3 for more detail on these balances.

CONTRACT RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $2.5 million and $3.7 million as of December 31, 2020 and 2019, respectively. The current portion of these receivables is reflected in Accounts Receivable and the noncurrent portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest. The amount of such discounts and the annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements.

In addition, as part of the EET programs, SJG provides financing to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans were $46.4 million and $33.5 million as of December 31, 2020 and 2019, respectively. On the consolidated balance sheets, the current portion of EET loans receivable totaled $6.4 million and $4.6 million as of December 31, 2020 and 2019, respectively, and is reflected in Accounts Receivable; and the noncurrent portion totaled $40.0 million and $28.9 million as of December 31, 2020 and 2019, respectively, and is reflected in Contract Receivables.

Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized on the above-mentioned receivables. There have been no material impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at December 31, 2020 and 2019, which would be included in Level 2 of the fair value hierarchy (see Note 17)

CREDIT RISK - As of December 31, 2020, SJI had approximately $7.1 million, or 14.7%, of current and noncurrent Derivatives–Energy Related Assets transacted with two counterparties. These counterparties are investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at December 31, 2020 and 2019, except as noted below (in thousands):

	2020	2019
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$3,152,224	$2,734,745

Carrying amounts of long-term debt, including current maturities (A)	$2,919,201	$2,537,995
Net of:
Unamortized debt issuance costs	$29,574	$25,547
Unamortized debt discounts	$5,224	$5,313

SJG
Estimated fair values of long-term debt	$1,197,052	$915,248

Carrying amounts of long-term debt, including current maturities	$1,069,089	$965,100
Net of:
Unamortized debt issuance costs	$9,357	$6,284
(A) SJI Long-Term Debt on the consolidated balance sheet as of December 31, 2020 includes a $3.1 million finance lease. See Note 9.
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
•Retail gas and other operations at SJE included natural gas acquisition and transportation service business lines. This business was sold on November 30, 2018. See Note 1.

•Retail electric operations at SJE consist of electricity acquisition and transportation to commercial, industrial and residential customers.

•On-site energy production consists of MTF and ACB, which were sold on February 18, 2020. This segment also includes other energy-related projects, including three legacy solar projects, one of which was sold during the first quarter of 2020. Also included in this segment are the activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020. As of December 31, 2020, on-site energy production also includes newly acquired entities which own and operate solar-generation sites located in New Jersey, as well as the Catamaran joint venture, which owns Annadale. See Notes 1 and 20.

•Appliance service operations includes SJESP, which receives commissions on appliance service contracts from a third party.

•Midstream was formed to invest in infrastructure and other midstream projects, including an investment in PennEast.

•Corporate & Services segment includes costs related to acquisitions and divestitures, along with other unallocated costs. Also included in this segment are the results of SJEI and the assets related to our transactions with REV LNG (see Notes 3 and 20).

•Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG and ETG and, until its sale, ELK. SJI groups its nonutility operations into separate categories: Energy Group, Energy Services, Midstream and Corporate & Services. Energy Group includes wholesale energy, retail electric and, until its sale, retail gas and other operations. Energy Services includes on-site energy production and appliance service operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 1.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). For 2018, the results for ETG and ELK utility operations are included from the date of the ETG/ELK Acquisition, July 1, 2018, and, for ELK, through the date of its sale on July 31, 2020. The results for AEP are included in the Corporate & Services segment from the acquisition date of August 31, 2019; and the results for EnerConnex are included in the Corporate & Services segment for all periods, based on the ownership interest levels applicable within each period (see Notes 1 and 20). Further, the results and balances for On-Site Energy Production are impacted by the sales of solar assets, MTF, and ACB, along with the ceasing of operations of BCLE, SCLE and SXLE in 2020. The Retail Gas and Other Operations segment is impacted by the sale of the retail gas business of SJE. The identifiable assets balance for On-Site Energy Production as of December 31, 2020 is also impacted by newly acquired entities (see Notes 1 and 20). The assets associated with REV LNG are included in the Corporate & Services segment.

	2020	2019	2018
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$571,787	$569,226	$548,000
ETG Utility Operations	349,392	325,133	125,604
ELK Utility Operations	4,793	7,949	3,302
Subtotal SJI Utilities	925,972	902,308	676,906
Energy Group:
Wholesale Energy Operations	571,590	607,093	636,005
Retail Gas and Other Operations	—	—	101,543
Retail Electric Operations	34,005	81,193	176,945
Subtotal Energy Group	605,595	688,286	914,493
Energy Services:
On-Site Energy Production	15,617	48,748	72,374
Appliance Service Operations	1,978	2,042	1,957
Subtotal Energy Services	17,595	50,790	74,331
Corporate & Services	56,690	44,511	51,000
Subtotal	1,605,852	1,685,895	1,716,730
Intersegment Sales	(64,469)	(57,269)	(75,392)
Total Operating Revenues	$1,541,383	$1,628,626	$1,641,338

	2020	2019	2018
Operating Income/(Loss):
SJI Utilities:
SJG Utility Operations	$171,235	$147,494	$132,688
ETG Utility Operations	89,638	69,315	2,164
ELK Utility Operations	372	721	(256)
Subtotal SJI Utilities	261,245	217,530	134,596
Energy Group:
Wholesale Energy Operations	33,869	439	87,895
Retail Gas and Other Operations	—	—	(8,721)
Retail Electric Operations	(3,710)	(4,985)	(359)
Subtotal Energy Group	30,159	(4,546)	78,815
Energy Services:
On-Site Energy Production	(5,602)	(4,248)	(88,230)
Appliance Service Operations	1,974	2,108	1,818
Subtotal Energy Services	(3,628)	(2,140)	(86,412)
Midstream	(467)	(154)	(292)
Corporate and Services	(5,087)	(9,485)	(25,962)
Total Operating Income	$282,222	$201,205	$100,745

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$101,711	$93,910	$82,622
ETG Utility Operations	57,967	29,051	13,580
ELK Utility Operations	354	469	222
Subtotal SJI Utilities	160,032	123,430	96,424
Energy Group:
Wholesale Energy Operations	69	89	105
Retail Gas and Other Operations	—	—	279
Subtotal Energy Group	69	89	384
Energy Services:
On-Site Energy Production	5,647	4,591	23,123
Appliance Service Operations	—	—	—
Subtotal Energy Services	5,647	4,591	23,123
Corporate and Services	4,899	5,275	12,983
Total Depreciation and Amortization	$170,647	$133,385	$132,914

Interest Charges:
SJI Utilities:
SJG Utility Operations	$33,388	$31,654	$28,011
ETG Utility Operations	29,997	27,352	10,478
ELK Utility Operations	21	8	4
Subtotal SJI Utilities	63,406	59,014	38,493
Energy Group:
Retail Gas and Other Operations	—	—	487
Subtotal Energy Group	—	—	487
Energy Services:
On-Site Energy Production	4,001	8,637	15,364

Midstream	2,513	2,262	1,966
Corporate and Services	55,916	57,716	54,107
Subtotal	125,836	127,629	110,417
Intersegment Borrowings	(7,302)	(13,152)	(20,121)
Total Interest Charges	$118,534	$114,477	$90,296

	2020	2019	2018

Income Taxes:
SJI Utilities:
SJG Utility Operations	$35,324	$32,822	$26,413
ETG Utility Operations	12,465	7,761	(3,086)
ELK Utility Operations	186	146	(70)
Subtotal SJI Utilities	47,975	40,729	23,257
Energy Group:
Wholesale Energy Operations	9,666	574	22,473
Retail Gas and Other Operations	—	—	(2,360)
Retail Electric Operations	(524)	(935)	(101)
Subtotal Energy Group	9,142	(361)	20,012
Energy Services:
On-Site Energy Production	(24,132)	(3,308)	(26,397)
Appliance Service Operations	676	627	534
Subtotal Energy Services	(23,456)	(2,681)	(25,863)
Midstream	(217)	(135)	(190)
Corporate and Services	(10,780)	(16,491)	(16,655)
Total Income Taxes	$22,664	$21,061	$561

Property Additions:
SJI Utilities:
SJG Utility Operations	$266,009	$264,235	$253,617
ETG Utility Operations (A)	197,730	197,457	90,259
ELK Utility Operations (A)	970	2,762	1,820
Subtotal SJI Utilities	464,709	464,454	345,696
Energy Group:
Wholesale Energy Operations	6	7	34
Retail Gas and Other Operations	—	4	495
Subtotal Energy Group	6	11	529
Energy Services:
On-Site Energy Production	85,280	229	2,686
Appliance Service Operations	—	—	—
Subtotal Energy Services	85,280	229	2,686
Midstream	131	46	119
Corporate and Services	2,799	1,554	1,826
Total Property Additions	$552,925	$466,294	$350,856

(A) The property additions for ETG Utility Operations and ELK Utility Operations in 2018 do not include the approximately $1.077 billion and $12.3 million, respectively, of Property, Plant and Equipment acquired in the ETG/ELK Acquisition.

	2020	2019
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,522,265	$3,348,555
ETG Utility Operations	2,561,067	2,458,846
ELK Utility Operations	—	21,723
Subtotal SJI Utilities	6,083,332	5,829,124
Energy Group:
Wholesale Energy Operations	195,882	195,576
Retail Electric Operations	14,797	30,351
Subtotal Energy Group	210,679	225,927
Energy Services:
On-Site Energy Production	153,018	154,021
Subtotal Energy Services	153,018	154,021
Discontinued Operations	1,775	1,766
Midstream	92,208	83,517
Corporate and Services	373,467	403,170
Intersegment Assets	(225,331)	(332,185)
Total Identifiable Assets	$6,689,148	$6,365,340

9.    LEASES:

As of January 1, 2019, the Company adopted ASC 842, Leases, which did not result in an adjustment to retained earnings as of January 1, 2019. After adopting ASC 842, SJI had operating right-of-use assets of approximately $3.1 million as of January 1, 2019, with operating lease liabilities of the same amount.

As discussed in Note 1, SJI, directly and through certain of its subsidiaries, including SJG, is a lessee for the following classes of underlying assets: real estate (land and building), fleet vehicles and office equipment. SJI currently does not have any contracts where it is considered the lessor (see "MTF" below).

As part of the Annadale acquisition in 2020 (see Note 20), a real estate lease was acquired resulting in the recognition of an ROU asset and lease liability upon acquisition of $3.1 million. This arrangement is classified as a finance lease and the ROU asset will be amortized over the lease term of 35 years. The remainder of SJI's real estate leases, which are comprised primarily of office space and payment centers, are classified as operating leases and represent approximately 66% of total operating lease liabilities and generally have a lease term between 3 and 15 years. Other operating leases primarily consist of fleet vehicles, communication towers, and general office equipment, each with various lease terms ranging between 2 and 5 years.

ROU assets and lease liabilities recorded in the consolidated balance sheet as of December 31, are as follows (in thousands):

	Location on Balance Sheet	2020	2019
ROU assets
Operating leases	Other Noncurrent Assets	$1,929	$1,863
Finance leases	Property Plant and Equipment	3,018	—
Total ROU assets		$4,947	$1,863

Lease liabilities
Operating leases	Other Current/Noncurrent Liabilities	$1,917	$1,868
Finance leases	Current Portion of Long Term Debt/ Long Term Debt	3,053	—
Total lease liabilities		$4,970	$1,868

As of December 31, 2020 the operating lease liability is comprised of approximately $1.3 million of real estate leases and $0.6 million of equipment leases. The finance lease liability is comprised of the real estate lease from the Annadale acquisition noted above.

The maturities of SJI’s (including SJG and all other consolidated subsidiaries) operating lease and finance lease liabilities as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$653	$145
2022	465	145
2023	307	145
2024	281	145
2025	150	145
Thereafter	180	6,412
Total lease payments	2,036	7,137
Less imputed interest	119	4,084
Total lease liabilities	$1,917	$3,053
Included in the consolidated balance sheets
Current lease liabilities	$619	$—
Long-term lease liabilities	1,298	3,053
Total lease liabilities	$1,917	$3,053

The total operating lease costs, the components of finance lease costs, and variable lease costs for SJI for the years ended December 31 were as follows (in thousands):

	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Total operating lease cost	$1,339	$1,803
Finance Lease cost:
Amortization of ROU asset	32	—
Interest expense	56	—
Variable lease cost	680	1,322
Total lease cost	$2,107	$3,125

Short-term lease costs were not material for SJI, and SJI did not have any sublease income or leases with related parties during the years ended December 31, 2020 and 2019.

The supplemental cash flow information related to operating leases for SJI (including SJG and all other consolidated subsidiaries) for the years ended December 31 were as follows (in thousands):

	2020	2019
Operating cash flows from operating leases	$1,151	$1,656

Operating and financing cash flows from finance leases for SJI were not material for the year ended December 31, 2020.

Supplemental Non-Cash Disclosures

The following table represents the weighted-average remaining lease term and weighted-average discount rate:

Weighted average remaining lease term	December 31, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Operating leases	4.7 years
Finance lease	34.7 years

Weighted average discount rate	December 31, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Operating leases	3.0%
Finance lease	5.0%

SJG

The lease-related balances at December 31, 2020 and 2019, and activity and costs during the periods presented are not material for SJG.

MTF

As of December 31, 2019, Marina was considered to be the lessor of certain thermal energy generating property and equipment under an operating lease which was set to expire in May 2027. As of December 31, 2019, the carrying costs of this property and equipment under operating lease was $68.9 million (net of accumulated depreciation of $40.6 million), and was included in Assets Held for Sale in the consolidated balance sheets. As discussed in Note 1, MTF was sold to a third party buyer in February 2020, and as a result, Marina no longer is the lessor of this property, and no longer has future rentals or commitments.

The rental income associated with Marina was not material for the periods presented in the consolidated statements of income.

10.    RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU. ELK is subject to the rules and regulations of the MPSC.

SJG:

Base Rate Case - In March 2020, SJG filed a base rate case with the BPU to increase its base rates in order to obtain a return on new capital investments made by SJG since the settlement of its last base rate case in 2017. In September 2020, the BPU approved the settlement of SJG's rate case petition, resulting in an increase in annual revenues from base rates effective October 1, 2020 of $39.5 million, including an approved after-tax rate of return of 6.9%, with a return on equity of 9.6% and a common equity component of 54.0%. Included was recovery of $10.1 million in costs related to a previous project to re-power the former BL England facility with natural gas (see Note 11) and $5.1 million of costs related to the ERIP (see Note 12). These costs are to be amortized over a five year period commencing October 1, 2020.

Periodic Rate Mechanisms:

SJG's tariff, a schedule detailing the terms, conditions and rate information applicable to its various types of natural gas service, as approved by the BPU, has several primary rate mechanisms. The current effective rate mechanisms reflected in SJG’s tariff, and regulatory actions regarding each for the preceding three years, are described below (filings and petitions described below are still pending unless otherwise indicated). The approvals for the BGSS and clauses under the SBC discussed below do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

BGSS Clause - The BGSS price structure allows SJG to recover all prudently incurred gas costs. Changes to BGSS charges to customers can occur either monthly or periodically (annually). Monthly changes in BGSS charges are applicable to large use customers and are pursuant to a BPU-approved formula based on commodity market prices. Periodic changes in BGSS charges are applicable to lower usage customers, which include all of SJG's residential customers, and those rates are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. SJG collects gas costs from customers on a forecasted basis and defers periodic over/under recoveries to the following BGSS year, which runs from October 1 through September 30. If SJG is in a net cumulative undercollected position, gas costs deferrals are reflected on the consolidated balance sheets as a regulatory asset. If SJG is in a net cumulative overcollected position, amounts due back to customers are reflected on the consolidated balance sheets as a regulatory liability. SJG pays interest on net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in the most recently concluded base rate proceeding.

•2018-2019 BGSS year - In September 2018, the BPU approved, on a provisional basis, SJG's request for a $65.5 million increase in gas cost recoveries, effective October 1, 2018. The matter was thereafter referred to the Office of Administrative Law for further proceedings.
◦December 2018 - SJG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer; that adjustment took effect on February 1, 2019.
◦May 2019 - The BPU authorized SJG to spread the $65.5 million recovery of gas costs over a two-year period, resulting in a reduction in the BGSS rate effective May 15, 2019, and a one-time bill credit of approximately $24.0 million to adjust amounts collected to date to the two-year recovery period. The BPU approved the final rates effective May 15, 2019.
•2019-2020 BGSS year - In September 2019, the BPU approved, on a provisional basis, a $27.6 million decrease in gas cost recoveries, effective October 1, 2019. This was approved as a final rate in the first quarter of 2020 with no changes from the provisional rate.
•2020-2021 BGSS year - In September 2020, the BPU approved, on a provisional basis, a $59.4 million decrease in gas cost recoveries, effective October 1, 2020. SJG's BGSS filing included consideration of $22.9 million of costs requested to be recovered over a two-year period related to a previous dispute on a long-term gas supply contract that was settled during 2019 (see Note 15). The provisional rate adjustments effective October 1, 2020 include the temporary removal of these amounts to allow for a further review of these costs during the course of this proceeding which we expect to be completed during the second quarter of 2021.

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

•2018-2019 CIP year - In September 2018, the BPU approved, on a provisional basis, a $26.4 million decrease in revenues, which included a $22.4 million decrease in weather-related revenues and a $4.0 million decrease in non-weather related revenues, effective October 2018. This was approved as a final rate in May 2019 with no changes from the provisional rate.
•2019-2020 CIP year - In September 2019, the BPU approved, on a provisional basis, a total $7.6 million net decrease in revenues, which included a $32.3 million decrease in non-weather related revenues and a $24.7 million increase in weather related revenues, effective October 2019. This was approved as a final rate in the first quarter of 2020 with no changes from the provisional rate.
•2020-2021 CIP year - In September 2020, the BPU approved, on a provisional basis, a $27.4 million increase in revenues, effective October 1, 2020, which included a $17.3 million increase in weather-related revenues and a $10.1 million increase in non-weather-related revenues.

AIRP - In October 2016, the BPU approved an extension of the AIRP for a five-year period commencing October 1, 2016 through September 30, 2021, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services ("AIRP II"). Pursuant to the Order, AIRP II investments are to be recovered through annual base rate adjustments.

•September 2018 - The BPU approved an increase in annual revenues from base rates of approximately $6.6 million to reflect the roll-in of $60.4 million of in service AIRP II investments made from July 1, 2017 through June 30, 2018, effective October 1, 2018.
•September 2019 - The BPU approved an increase in annual revenues from base rates of $6.7 million to reflect the roll-in of $64.5 million of in service AIRP II investments from July 1, 2018 through June 30, 2019, effective October 1, 2019.

•September 2020 - The BPU approved an increase in annual revenues from base rates of $6.4 million to reflect the roll-in of $58.8 million of AIRP II in service investments for the period July 1, 2019 through June 30, 2020, effective October 1, 2020.

SHARP - SHARP replaces low pressure distribution mains and services with high pressure mains and services in coastal areas that are susceptible to flooding during major storm events. SHARP investments are to be recovered through annual base rate adjustments. Phase one of SJG’s initial SHARP expired in June 2017. In May 2018, the BPU approved SJG's petition to continue its storm hardening efforts under a second phase of SHARP ("SHARP II"). SHARP II is a three-year program, with a total investment level of approximately $100.3 million, focused on four system enhancement projects within the coastal regions.

•April 2019 - SJG submitted its first annual filing, pursuant to the May 2018 BPU approval of the SHARP II, seeking a base rate adjustment to increase annual revenues by approximately $3.0 million to reflect the roll-in of approximately $28.3 million of SHARP II investments placed in service during June 1, 2018 through June 30, 2019.
•September 2019 - The BPU approved an increase in annual revenues from base rates of $2.9 million to reflect the roll-in of $27.4 million of in service SHARP II investments made from July 1, 2018 through June 30, 2019, effective October 1, 2019.
•September 2020 - The BPU approved an increase in annual revenues from base rates of $3.7 million to reflect the roll-in of $33.3 million of SHARP II in service investments for the period July 1, 2019 through June 30, 2020, effective October 1, 2020.

IIP – In November 2020, SJG filed a petition with the BPU, seeking authority to implement an IIP pursuant to which SJG would recover the costs associated with SJG's planned initial investment of approximately $742.5 million from 2021-2026 to, among other things, replace its at-risk plastic and coated steel mains, as well as excess flow valves on new service lines, and related services.

EET - SJG has authorization to recover costs associated with its EEPs through the EET cost recovery mechanism. The EEP rate enables SJG to recover the costs of its EEP as authorized by the BPU. ETG’s EEP consists of a range of rebates and related offers, including, for example, various customer education and outreach initiatives, as well as an on-line customer dashboard, that are designed to encourage customers to conserve energy and to provide them with information on how to lower their gas bills. In October 2018, the BPU approved the continuation of SJG's existing EEPs with modifications, and to implement several new EEPs for a period of three years (the "EEP IV"), with a total budget of $81.3 million and a revenue increase of $3.5 million, effective November 1, 2018, which allow SJG to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments over a seven year amortization period. From 2018 through 2020, the following changes occurred related to the recovery of costs and the allowed return of, and on, prior investments associated with EET/EEPs:

•January 2019 - The BPU approved a $1.6 million decrease in revenues, effective February 1, 2019.
•January 2020 - The BPU approved a $1.3 million increase in revenues, effective February 1, 2020.
•January 2021 - The BPU approved a $5.9 million increase in revenues, effective February 1, 2021.
•September 2020 - SJG filed a petition seeking authorization to implement new EEPs, commencing July 1, 2021. SJG’s petition includes a request to recover, in the first year, $6.3 million in revenues. This matter is currently pending BPU approval.

SBC - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are the RAC, the CLEP and the USF and LL programs. The USF and LL programs require a separate annual regulatory filing while annual adjustments for the RAC and CLEP programs are the subject of our annual SBC filings discussed below.

The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (see Note 15). The BPU allows SJG to recover such costs over seven-year amortization periods, resulting in a regulatory asset for the costs that have been incurred but not yet recovered in rates (see Note 11).

The CLEP recovers costs associated with SJG’s energy efficiency and renewable energy programs required under the NJCEP. From July 2018 through July 2021, the BPU approved annual NJCEP funding levels of $344.7 million for which SJG’s annual responsibility during the timeframe ranged from $12.7 million to $13.2 million.

Regulatory filings related to the RAC and CLEP programs over the preceding three years were as follows:

•2018-2019 SBC filing - In March 2019, the BPU approved a $2.2 million decrease in revenues, with rates effective May 1, 2019.
•2019-2020 SBC filing - In March 2020, the BPU approved a $3.9 million increase in revenues, effective April 1, 2020.
•2020-2021 SBC filing - In July 2020, SJG filed its annual SBC petition, requesting a $5.5 million increase in revenues. This matter is currently pending BPU approval.

The USF and LL are statewide programs which are funded from collections from customers of all New Jersey electric and gas utilities. From 2018-2020, the BPU approved statewide USF and LL annual budgets for all NJ gas utilities ranging from $45.6 million to $52.3 million, of which SJG’s annual responsibility during that timeframe was between $5.5 million and $6.4 million. Changes in revenues related to USF and LL recoveries during 2018 through 2020 are not material.

Unbundling - This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2020, 20,940 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition as the resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

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

Tax Reform - In response to the implementation of Tax Reform, in March 2018, SJG filed a petition with the BPU for a change within base rates, a customer refund, and the introduction of a rider ("Rider H") to reflect the change in the corporate tax rate from 35% to 21%. The BPU subsequently approved an interim rate reduction, effective April 1, 2018, to reflect the change in the corporate tax rate under Tax Reform, within SJG's base rates. In September 2018, the BPU granted final approval of SJG's request, including:

◦A final base rate adjustment to reflect an annual revenue reduction of approximately $25.9 million, effective April 1, 2018;
◦A one-time customer refund was issued in October 2018 of approximately $13.8 million, including interest, for over collected tax during the period January 1, 2018 through September 30, 2018; and
◦A customer refund of approximately $27.5 million to return "Unprotected" EDIT to customers through SJG's Rider H over a five-year period effective October 1, 2018.

In May 2020, the BPU issued an Order resolving SJG’s 2019 Compliance Filing and 2019 Tax Act Rider petition, with a revised Rider H credit rate effective June 1, 2020. The terms of settlement include the following:

•The “Unprotected” EDIT balance of approximately $44.7 million (adjusted from the previously approved level to reclassify certain EDIT from "Protected" to "Unprotected") will be refunded to customers over a 5 year period through the approved rider (which began October 1, 2018);
•The net “Protected” EDIT regulatory liability of $149.4 million (regulatory liability of $181.0 million partially offset by a regulatory asset of $31.6 million) will be refunded to customers through a proposed base rate adjustment in SJG’s next base rate case. That next base rate case was the 2020 rate filing and the BPU approved a settlement under which amortization of the net “Protected” EDIT was used to reduce the test year revenue requirement over the remaining book lives of the related assets.

In June 2020, in compliance with the September 2018 Order discussed above, SJG submitted its annual Rider H true up filing to modify SJG’s current Rider H credit rate for the period of October 1, 2020 through September 30, 2021.

In September 2020, the BPU approved a rate adjustment to SJG’s Rider H credit rate to refund, from October 1, 2020 through September 30, 2021, approximately $14.9 million related to SJG’s "Unprotected" EDIT. Additionally, as part of the approved settlement in its base rate case, SJG will refund an additional $1.9 million associated with the accumulated balance of the amortization of the "Protected" EDIT recognized during the period January 1, 2018 through June 30, 2019. Effective October 1, 2020, this amount will be refunded to customers through the Rider H credit rate over its remaining three-year term.

ETG:

Base Rate Case - In April 2019, ETG filed a petition with the BPU requesting a base rate revenue increase to recognize the infrastructure investments made to maintain the safety and reliability of its natural gas system. In November 2019, the BPU issued an Order that permitted ETG to increase base rate revenues by $34.0 million with new rates in effect November 15, 2019. The Order also provides for an after-tax rate of return of approximately 6.5%, with a return on equity of approximately 9.6% and a common equity component of approximately 51.5%.

Periodic Rate Mechanisms:

Like SJG, ETG's tariff includes several primary rate mechanisms. The current effective rate mechanisms reflected in ETG's tariff, and regulatory actions regarding each for the preceding three years, are described below (filings and petitions described below are still pending, unless otherwise indicated). The approvals for the BGSS and the clauses under the SBC discussed below do not impact ETG's earnings. They represent changes in the cash requirements of ETG corresponding to cost changes and/or previously over/under recoveries from ratepayers associated with each respective mechanism.

IIP - Consistent with approval of the ETG/ELK Acquisition, SJI was required to develop a plan, in concert with the BPU and the New Jersey Division of Rate Counsel, to address the replacement of ETG's aging infrastructure. In October 2018, ETG filed an IIP petition with the BPU pursuant to rules adopted by the BPU in December 2017 pertaining to utility infrastructure investments. The IIP petition sought authority to recover the costs associated with ETG's initial investment of approximately $518.0 million from 2019-2023 to, among other things, replace its cast-iron and low-pressure vintage main and related services. The IIP petition included a request for timely recovery of ETG's investment on a semi-annual basis through a separate rate mechanism.

In June 2019, the BPU approved a $300.0 million IIP effective July 1, 2019. The Order authorized the recovery of costs associated with ETG’s investments of approximately $300.0 million between 2019-2024 to replace its cast-iron and bare steel vintage main and related services. The Order provides for annual recovery of ETG's investments through a separate rate mechanism.

In April 2020, ETG submitted its annual filing, pursuant to the June 2019 BPU approval of the IIP. In July 2020, ETG submitted an updated filing, reflecting rider rates to increase annual revenues by $6.8 million to reflect the roll-in of $63.3 million of IIP investments for the period July 2019 through June 2020. The BPU issued an Order in September 2020 approving the updated IIP rates effective October 1, 2020.

BGSS Clause - The BGSS for ETG is similar to that of SJG defined above.

•May 2018 - The BPU approved, on a final basis, the provisional rates that were authorized by the BPU in its September 2017 Order, effective June 2018.
•September 2018 - The BPU approved a $7.1 million decrease in gas cost recoveries, effective October 2018.
•December 2018 - ETG submitted a notice of intent to self-implement a BGSS rate adjustment based on a 5% increase of the monthly bill of a typical residential customer, effective February 1, 2019; that adjustment took effect on February 1, 2019.
•March 2020 - The BPU approved ETG's annual BGSS filing to maintain its current BGSS-P rate. As ETG requested to maintain its current rate there was no corresponding increase or decrease in gas cost recoveries requested. This was approved on a provisional basis effective October 1, 2019, and final rates approved, effective April 1, 2020, with no changes.
•June 2020 - ETG submitted its annual BGSS filing. During discovery, ETG updated the rate for a revised request of a $21.1 million decrease in revenues. The BPU issued an Order in September 2020 approving the revised rate decrease on a provisional basis effective October 1, 2020. The matter is currently pending final BPU approval.

EEP - ETG's EEP is similar to SJG's discussed above. ETG has authorization from the BPU to offer its EEP through December 31, 2021 at a total budget of approximately $4.2 million, subject to implementation of a new ETG EEP with an earlier effective date, which allows ETG to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments over a seven year amortization period. From 2018 through 2020, the following changes occurred related to the recovery of costs and the allowed return on prior investments associated with EEPs:

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
•October 2018 - The Board approved the extension of the EEP through February 2019.
•January 2019 - ETG entered into a Stipulation with Board Staff and the New Jersey Division of Rate Counsel extending its EEP through February 29, 2020 at a total budget of approximately $3.0 million. The BPU approved the Stipulation in February 2019.
•April 2019 - The BPU approved a revenue increase of $1.3 million associated with ETG’s annual EEP rate adjustment filing, effective May 1, 2019.
•July 2019 - ETG filed its annual EEP rate adjustment petition, requesting a $1.0 million increase in revenues to continue recovering the costs of, and the allowed return on, investments associated with its EEP. In the first quarter of 2020, the final rate was approved by the BPU, effective April 1, 2020. The final rate reflected a $0.9 million increase in revenues.
•In February 2020, The BPU approved ETG's Stipulation with the BPU and the New Jersey Division of Rate Counsel extending its EEP through June 2020 under the previously approved budget and from July 2020 through December 2021 at a total budget of approximately $4.2 million.
•In July 2020, ETG filed its annual EEP rate adjustment petition, requesting a $0.2 million decrease in revenues related to the recovery of costs of, and the allowed return on, investments associated with its EEPs. This matter is currently pending BPU approval.
•In September 2020, ETG filed for a new EEP program to expand its EEPs for three years with proposed investments totaling approximately $100.0 million. ETG proposed a rate adjustment beginning in July 2021, which would initially increase annual revenues by $3.7 million. ETG also proposed to establish a CIP, similar to SJG’s CIP, which eliminates the link between usage and margin and includes a weather component. This matter is currently pending BPU approval.

WNC - The WNC rate allows ETG to implement surcharges or credits during the months of October through May to compensate for weather-related changes in customer usage from the previous winter period.

•2018-2019 WNC filing - In October 2018, the BPU approved a $0.8 million decrease in revenues to an annual revenue of $6.3 million to recover a deficiency from warmer than normal weather, effective November 1, 2018.
•2019-2020 WNC filing - In September 2019, the BPU approved a $7.8 million decrease in revenues to return a net revenue excess of $1.6 million primarily due to colder than normal weather, effective November 1, 2019. The BPU approved a slightly lower final rate effective April 1, 2020.
•2020-2021 WNC filing - In September 2020, the BPU approved a $7.1 million increase in revenues to an annual revenue of $5.5 million to recover a deficiency from warmer than normal weather, effective October 1, 2020. This rate was approved by the BPU as final on February 17, 2021.

SBC - Similar to SJG, the SBC allows ETG to recover costs related to several BPU-mandated programs, including the RAC, the CEP and the USF and LL programs.

The RAC is similar to that of SJG defined above, recovering environmental remediation costs of former manufactured gas plants (see Note 15) and resulting in a regulatory asset for the costs that have been incurred but not yet recovered in rates (see Note 11).

•May 2019 - The BPU approved ETG's annual RAC filing with the BPU, with a $6.9 million increase in RAC recoveries, effective June 1, 2019.
•March 2020 -The BPU approved ETG's annual RAC rate adjustment petition, requesting a $6.0 million increase in revenues, effective April 1, 2020.
•July 2020 - ETG filed its annual RAC filing with the BPU, requesting a $3.2 million decrease in revenues related to the recovery of costs of remediation. This matter is currently pending BPU approval.

The CEP recovers costs associated with ETG’s energy efficiency and renewable energy programs required under the NJCEP. From July 2018 through July 2021, the BPU approved annual NJCEP funding levels of $344.7 million for which ETG's annual responsibility during the timeframe ranged from $10.6 million to $11.5 million.

•2018-2019 CEP filing - In October 2018, the BPU approved a $1.6 million decrease in revenues, effective November 1, 2018.
•2019-2020 CEP filing - In September 2019, the BPU approved a $0.1 million decrease in revenues, effective November 1, 2019.
•2020-2021 CEP filing - In September 2020, the BPU approved a $3.2 million increase in revenues effective October 1, 2020.

The USF and LL are statewide programs through which funds are collected from customers of all New Jersey electric and gas utilities. Annually, the BPU approves a statewide budget for these programs, as noted within the SJG section above. From 2018-2020, ETG's annual responsibility was between $4.8 million and $5.7 million.

Other Regulatory Matters

Tax Reform - In March 2018, ETG filed a petition with the BPU requesting an annual reduction in base rates of $10.9 million, effective April 1, 2018, which reflected the reduced corporate tax rate as a result of Tax Reform. The BPU authorized ETG to implement its proposed base rate reduction on April 1, 2018 on an interim basis. In June 2018, the BPU approved a final base rate reduction of $12.1 million which was implemented by ETG on July 1, 2018.

In June 2018, the BPU authorized ETG to issue a one-time customer refund for over-collected tax during the period January 1, 2018 through June 30, 2018. ETG issued a one-time customer refund of $5.2 million, including interest, for the over-collected taxes in July and August 2018 as bill credits.

Acquisition - As part of the ETG/ELK Acquisition approval by the BPU, the Company was required to provide ETG customers with a credit of $15.0 million within ninety days of the ETG/ELK Acquisition closing date, which was July 1, 2018. ETG provided a one-time bill credit to all customers by September 2018.

ELK:

As discussed in Note 1, in December 2019, the Company entered into an agreement to sell ELK to a third-party buyer. This transaction was approved by the MPSC on June 29, 2020. This transaction closed on July 31, 2020.

11.    REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10 is integral to the following explanations of specific regulatory assets and liabilities.

The Utilities' Regulatory Assets consisted of the following items (in thousands):

	December 31, 2020
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$157,340	$5,196	$162,536
Liability for Future Expenditures	101,243	91,837	193,080
Insurance Recovery Receivables	—	(6,807)	(6,807)
Deferred ARO Costs	42,365	25,453	67,818
Deferred Pension Costs - Unrecognized Prior Service Cost	—	33,898	33,898
Deferred Pension and Other Postretirement Benefit Costs	77,426	8,466	85,892
Deferred Gas Costs - Net	19,178	—	19,178
CIP Receivable	21,013	—	21,013
SBC Receivable (excluding RAC)	3,453	—	3,453
Deferred Interest Rate Contracts	9,938	—	9,938
EET/EEP	18,725	3,062	21,787
Pipeline Supplier Service Charges	434	—	434
Pipeline Integrity Cost	6,091	—	6,091
AFUDC - Equity Related Deferrals	11,822	—	11,822
WNC	—	7,444	7,444
Other Regulatory Assets	26,056	10,359	36,415

Total Regulatory Assets	$495,084	$178,908	$673,992

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Environmental Remediation Costs:
Expended - Net	$156,279	$16,955	$—	$173,234
Liability for Future Expenditures	131,262	101,083	—	232,345
Insurance Recovery Receivables	—	(20,423)	—	(20,423)
Deferred ARO Costs	36,515	18,108	—	54,623
Deferred Pension Costs - Unrecognized Prior Service Cost	—	37,378	—	37,378
Deferred Pension and Other Postretirement Benefit Costs	72,010	1,825	—	73,835
Deferred Gas Costs - Net	49,469	5,301	293	55,063
SBC Receivable (excluding RAC)	1,478	—	—	1,478
Deferred Interest Rate Contracts	7,856	—	—	7,856
EET/EEP	12,877	4,468	—	17,345
Pipeline Supplier Service Charges	525	—	—	525
Pipeline Integrity Cost	6,516	—	—	6,516
AFUDC - Equity Related Deferrals	10,712	—	—	10,712
WNC	—	—	231	231
Other Regulatory Assets	10,678	4,536	—	15,214

Total Regulatory Assets	$496,177	$169,231	$524	$665,932

Except where noted below, all regulatory assets are or are expected to be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, SBC Receivable, EET and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

ENVIRONMENTAL REMEDIATION COSTS - SJG and ETG have regulatory assets associated with environmental costs related to the cleanup of environmental sites as discussed in Note 15. "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites.  SJG and ETG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the consolidated balance sheets under the captions "Current Liabilities" (SJI and SJG) and "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). These costs meet the deferral requirements of ASC 980, as the BPU allows SJG and ETG to recover such expenditures through the RAC mechanism. "Environmental Remediation Cost: Expended - Net," represents what has been spent to clean up the sites, less recoveries through the RAC and insurance carriers. The BPU allows SJG and ETG to recover the deferred costs not recovered from insurance carriers through their RAC mechanisms over seven-year periods after the costs are incurred. "Insurance Recovery Receivables" represents the balance of an insurance settlement executed in the fourth quarter of 2019 with a third party. This settlement, which is expected to be received in installments through the end of 2021, will be returned to ETG's customers through the RAC. Of the original total of $20.4 million, $13.6 million was received by ETG in 2020.

DEFERRED ARO COSTS - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and the revision to cash flows originally estimated to settle the retirement obligation. The Deferred ARO Costs regulatory asset increased year over year due to the revisions to the ARO liabilities (see Note 1) resulting from revisions to the estimates in settlement timing, retirement costs, and inflation and discount rates used to measure the expected retirement costs. There is no impact on earnings as a results of these changes.

DEFERRED PENSION COSTS - UNRECOGNIZED PRIOR SERVICE COST - The BPU approved ETG to recover costs related to ETG's unrecognized prior service cost and actuarial gains/losses for pension and postretirement benefits. This ETG deferred asset is being amortized over 15.0 years for pension and over 9.2 years for postretirement benefits.

DEFERRED PENSION AND OTHER POSTRETIREMENT BENEFIT COSTS - The BPU authorized SJG and ETG to recover costs related to postretirement benefits under the accrual method of accounting consistent with GAAP. SJI's regulatory asset represents the recognition of the underfunded positions of SJI's and ETG's pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (see Note 12).

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (see Note 10). Realized and unrealized gains and losses on derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (see Note 16). SJG's balance as of both December 31, 2020 and 2019 also includes $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract. We believe that the amount paid by SJG to the third party supplier to settle the pricing dispute reflects a gas cost that ultimately will be recovered from SJG's customers through adjusted rates through the BGSS clause, and the matter is currently pending review by the BPU as part of SJG's 2020-2021 BGSS annual filing (see Note 10). The BGSS regulatory assets of SJI and SJG decreased from year over year primarily due to recoveries from customers exceeding the actual gas commodity costs, changes in valuations of hedged natural gas positions from prior periods and refunds from a third party gas supplier (see Note 1). For ETG, the BGSS clause changed from a regulatory asset position as of December 31, 2019 to a regulatory liability position as of December 31, 2020, primarily as a result of refunds received from a third party gas supplier (see Note 1). The regulatory liability position is included in Other Regulatory Liabilities within the table below.

CIP RECEIVABLE - The CIP tracking mechanism at SJG adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during 2020, resulting in a regulatory asset at December 31, 2020 as compared to a regulatory liability at December 31, 2019. This is primarily the result of warmer than normal weather experienced in the region during the winter months.

SBC RECEIVABLE - This regulatory asset primarily represents the deferred expenses incurred under SBC programs, which include the CEP, CLEP and USF mechanisms (see Note 10).

DEFERRED INTEREST RATE CONTRACTS - These amounts represent the market value of interest rate derivatives as discussed further in Note 16.

EET/EEP - The SJG EET Regulatory Asset increased year over year due to expenditures in excess of recoveries. The change in the ETG EEP Regulatory Asset was not significant.

PIPELINE SUPPLIER SERVICE CHARGES - This regulatory asset represents costs necessary to maintain adequate supply and system pressures, which are being recovered on a monthly basis through the BGSS over the term of the underlying supplier contracts.

PIPELINE INTEGRITY COST - See Note 10.

AFUDC EQUITY RELATED DEFERRALS - This regulatory asset represents the future revenue to recover the future income taxes related to the deferred tax liability for the equity component of AFUDC.  The deferred amount is being amortized over the life of the associated utility plant.

WNC - The tariffs for ETG include a weather normalization clause that reduces customer bills when weather is colder than normal and increases customer bills when weather is warmer than normal. The overall change in ETG's weather normalization from a regulatory liability at December 31, 2019 to a regulatory asset at December 31, 2020 was due to timing of collections from customers and warmer than normal weather during the winter months.

OTHER REGULATORY ASSETS - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates. Included in Other Regulatory Assets for SJG is the impact of the ERIP on SJG employees (see Note 12). The increase in Other Regulatory Assets for SJG is primarily due to a $10.1 million reclassification of costs from Utility Plant to Regulatory Assets on the consolidated balance sheet related to an abandoned project to re-power the former BL England facility with natural gas. The regulatory asset related to this project, along with the impact of the ERIP, were approved for recovery by the BPU during the third quarter of 2020. Amortization of these assets began in the fourth quarter of 2020 and will be amortized over a 5 year period (see Note 10).

On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. As of December 31, 2020, ETG and SJG deferred $5.8 million and $4.7 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery.

The Utilities' Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2020
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,666	$37,953	$50,619
Excess Deferred Taxes	232,694	113,888	346,582
Deferred Gas Costs - Net	—	15,322	15,322
Amounts to be Refunded to Customers	—	6,969	6,969
Other Regulatory Liabilities	—	1,085	1,085

Total Regulatory Liabilities	$245,360	$175,217	$420,577

	December 31, 2019
	SJG	ETG	ELK	Total SJI
Excess Plant Removal Costs	$16,333	$36,343	$—	$52,676
Excess Deferred Taxes	251,355	117,695	—	369,050
Deferred Gas Costs - Net	—	52	—	52
CIP Payable	6,794	—	—	6,794
WNC	—	2,684	—	2,684
Amounts to be Refunded to Customers	—	10,625	—	10,625
Other Regulatory Liabilities	—	1,037	—	1,037

Total Regulatory Liabilities	$274,482	$168,436	$—	$442,918

EXCESS PLANT REMOVAL COSTS - The Utilities accrue and collect for cost of removal of utility property. This regulatory liability represents customer collections in excess of actual expenditures, which will be returned to customers as a reduction to depreciation expense. The Excess Plant Removal Costs Liability decreased year over year primarily due to the actual removal costs exceeding the collections in 2020.

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in this regulatory liability year over year is related to excess tax amounts returned to customers through customer billings. See Note 10.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's bill credit. Net under collected gas costs are classified as a regulatory asset and net over-collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The regulatory liability as of December 31, 2020 is a result of over-collection and refunds from a third party gas supplier (see Note 1).

AMOUNTS TO BE REFUNDED TO CUSTOMERS - See "AMA" section in Note 1.

12.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI has several defined benefit pension plans and other postretirement benefit plans. SJG participates in the defined benefit pension plans and other postretirement benefit plans of SJI. For non-ETG employees, participation in the Company's qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI's defined contribution plan. As part of the ETG/ELK Acquisition, SJI acquired the entities' existing pension and other post-employment plans. The plans include a qualified defined benefit, trusteed, pension plan covering most eligible employees that is funded in accordance with the requirements of the ERISA. Approximately 33% and 30% of SJI's and SJG's current, full-time, regular employees, respectively, will be entitled to annuity payments upon retirement. The Company also provides certain non-qualified benefit and defined contribution pension plans for a selected group of the Company's management and highly compensated employees. Benefits under these non-qualified pension plans are funded on a cash basis. In addition, SJI provides health care and life insurance benefits for eligible retired employees through a postretirement benefit plan.

Net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits
	2020	2019	2018
Service Cost	$5,871	$5,583	$6,442
Interest Cost	15,017	17,294	13,778
Expected Return on Plan Assets	(21,929)	(20,195)	(18,672)
Amortizations:
Prior Service Cost	105	105	116
Actuarial Loss	10,845	9,550	11,528
Net Periodic Benefit Cost	9,909	12,337	13,192
Settlement, Curtailment and Special Termination Costs	781	955	7,324
Capitalized Benefit Costs	(1,969)	(2,008)	(2,243)
Deferred Benefit Costs	(1,591)	(2,411)	(1,987)
Total Net Periodic Benefit Expense	$7,130	$8,873	$16,286

SJI (includes SJG and all other consolidated subsidiaries):	Other Postretirement Benefits
	2020	2019	2018
Service Cost	$681	$533	$945
Interest Cost	2,367	2,884	2,430
Expected Return on Plan Assets	(5,381)	(4,571)	(4,286)
Amortizations:
Prior Service Credits	(624)	(561)	(344)
Actuarial Loss	853	1,163	903
Net Periodic Benefit (Credit) Cost	(2,104)	(552)	(352)
Settlement, Curtailment and Special Termination Costs	—	—	1,286
Capitalized Benefit Costs	(209)	(201)	(290)
Deferred Benefit Costs	935	357	580
Total Net Periodic Benefit (Income) Expense	$(1,378)	$(396)	$1,224

Net periodic benefit cost related to the SJG employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJG:	Pension Benefits
	2020	2019	2018
Service Cost	$3,797	$3,621	$5,073
Interest Cost	9,695	11,067	10,010
Expected Return on Plan Assets	(11,903)	(11,028)	(12,513)
Amortization:
Prior Service Cost	95	95	112
Actuarial Loss	9,364	8,224	10,074
Net Periodic Benefit Cost	11,048	11,979	12,756
Capitalized Benefit Costs	(1,395)	(1,437)	(1,943)
Affiliate SERP Allocations	(3,938)	(3,541)	(3,861)
Deferred Benefit Costs	(1,591)	(2,411)	(1,987)
Total Net Periodic Benefit Expense	$4,124	$4,590	$4,965

SJG:	Other Postretirement Benefits
	2020	2019	2018
Service Cost	$396	$343	$583
Interest Cost	1,463	1,863	1,698
Expected Return on Plan Assets	(3,860)	(3,220)	(3,449)
Amortization:
Prior Service Credits	(502)	(474)	(257)
Actuarial Loss	672	1,042	695
Net Periodic Benefit Credits	(1,831)	(446)	(730)
Capitalized Benefit Costs	(166)	(155)	(257)
Deferred Benefit Costs	935	357	580
Total Net Periodic Benefit Income	$(1,062)	$(244)	$(407)

Settlement, Curtailment and Special Termination Costs reflected in the tables above in 2020 relate to a settlement of certain participant's benefits under ETG's pension plan, and for 2019 and 2018 relate to the ERIP offered in 2018 as discussed below. Capitalized benefit costs reflected in the tables above relate to the Utilities' construction programs. Only the service cost component of net benefit cost is eligible for capitalization.

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

Details of the activity within the Regulatory Asset and AOCL associated with Pension and Other Postretirement Benefits are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2019	$67,539	$15,219	$42,525	$687

Amounts Arising during the Period:
Net Actuarial (Loss) Gain	(404)	(2,400)	12,865	311
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,456)	(1,042)	(4,094)	(121)
Prior Service (Credits) Cost	(95)	474	(11)	87

Balance at December 31, 2019	61,584	12,251	51,285	964

Amounts Arising during the Period:
Net Actuarial Gain	17,377	1,718	11,459	2,194
Prior Service Credit	—	(436)	—	(317)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,337)	(672)	(5,244)	(180)
Prior Service (Credits) Cost	(95)	502	(11)	107

Balance at December 31, 2020	$72,529	$13,363	$57,489	$2,768

SJG:	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2019	$65,493	$14,628	$34,396	$—

Amounts Arising during the Period:
Net Actuarial Gain (Loss)	726	(2,718)	10,562	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,456)	(1,042)	(2,768)	—
Prior Service (Cost) Credit	(95)	474	—	—

Balance at December 31, 2019	60,668	11,342	42,190	—

Amounts Arising during the Period:
Net Actuarial Gain	10,595	1,014	9,119	—
Prior Service Credit	—	(436)	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,492)	(672)	(3,872)	—
Prior Service (Cost) Credit	(95)	502	—	—

Balance at December 31, 2020	$65,676	$11,750	$47,437	$—

The estimated costs that will be amortized from Regulatory Assets for SJI and SJG into net periodic benefit costs in 2021 are as follows (in thousands):

SJI and SJG are the same for both entities):	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$88	$(502)
Net Actuarial Loss	$5,864	$854

The estimated costs that will be amortized from AOCL for SJI and SJG into net periodic benefit costs in 2021 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
SJI (includes SJG and all other consolidated subsidiaries):
Prior Service Cost/(Credit)	$10	$(107)
Net Actuarial Loss	$6,444	$232

SJG:
Prior Service Cost/(Credit)	$—	$—
Net Actuarial Loss	$5,002	$—

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits		Other Postretirement Benefits

	2020	2019	2020	2019
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$439,373	$402,156	$73,659	$69,511
Service Cost	5,871	5,583	681	533
Interest Cost	15,017	17,294	2,367	2,884
Actuarial Loss	48,316	44,047	3,933	5,228
Retiree Contributions	—	—	84	59
Plan Amendments	—	955	(753)	—
Benefits Paid	(19,569)	(30,662)	(4,431)	(4,556)
Settlement	(7,160)	—	—	—
Benefit Obligation at End of Year	$481,848	$439,373	$75,540	$73,659

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$312,497	$287,220	$82,522	$70,531
Actual Return on Plan Assets	41,344	51,812	5,348	11,990
Employer Contributions	3,875	4,127	4,347	4,498
Retiree Contributions	—	—	84	59
Benefits Paid	(19,569)	(30,662)	(4,431)	(4,556)
Settlement	(7,160)	—	—	—
Fair Value of Plan Assets at End of Year	$330,987	$312,497	$87,870	$82,522

Funded Status at End of Year:	$(150,861)	$(126,876)	$12,330	$8,863
Amounts Related to Unconsolidated Affiliate	(495)	(2)	299	233
Accrued Net Benefit (Cost) Credit at End of Year	$(151,356)	$(126,878)	$12,629	$9,096

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(3,704)	$(3,727)	$—	$—
Noncurrent Liabilities	(147,652)	(123,151)	12,629	9,096
Net Amount Recognized at End of Year	$(151,356)	$(126,878)	$12,629	$9,096

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credits)	$197	$292	$(5,225)	$(5,290)
Net Actuarial Loss	72,332	61,292	18,588	17,541
	$72,529	$61,584	$13,363	$12,251

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credits)	$22	$32	$(1,829)	$(1,619)
Net Actuarial Loss	57,467	51,253	4,597	2,583
	$57,489	$51,285	$2,768	$964

SJG:			Other
	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$286,517	$264,823	$47,306	$44,882
Service Cost	3,797	3,621	396	343
Interest Cost	9,695	11,067	1,463	1,863
Actuarial Loss (Gain)	27,561	24,020	(167)	3,481
Retiree Contributions	—	—	13	6
Plan Amendments	3,464	—	(436)	—
Benefits Paid	(12,772)	(17,014)	(2,386)	(3,269)
Benefit Obligation at End of Year	$318,262	$286,517	$46,189	$47,306
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$170,959	$160,285	$59,190	$49,770
Actual Return on Plan Assets	19,914	23,760	2,679	9,419
Employer Contributions	3,840	3,927	2,373	3,264
Retiree Contributions	—	—	13	6
Benefits Paid	(12,773)	(17,013)	(2,386)	(3,269)
Fair Value of Plan Assets at End of Year	$181,940	$170,959	$61,869	$59,190

Funded Status at End of Year:
Accrued Net Benefit (Cost) Credit at End of Year	$(136,322)	$(115,558)	$15,680	$11,884
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(3,669)	$(3,693)	$—	$—
Noncurrent Liabilities	(132,653)	(111,865)	15,680	11,884
Net Amount Recognized at End of Year	$(136,322)	$(115,558)	$15,680	$11,884
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credits)	$197	$292	$(5,225)	$(5,290)
Net Actuarial Loss	65,479	60,376	16,975	16,632
Net Amount Recognized at End of Year	$65,676	$60,668	$11,750	$11,342
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$47,437	$42,190	$—	$—

The PBO and ABO of SJI's qualified employee pension plans were $388.3 million and $370.2 million, respectively, as of December 31, 2020; and $354.9 million and $335.6 million, respectively, as of December 31, 2019.  The ABO of these plans exceeded the value of the plan assets as seen in the SJI table above under "Change in Plan Assets." The PBO and ABO for SJI's non-funded SERP were $93.6 million and $90.6 million, respectively, as of December 31, 2020; and $84.5 million and $80.5 million, respectively, as of December 31, 2019. SJI's SERP obligation, along with the obligations under ETG's pension and other postretirement benefit plans, are reflected in the tables above.

The PBO and ABO of SJG's qualified employee pension plans were $218.4 million and $207.8 million, respectively, as of December 31, 2020; and $199.3 million and $188.1 million, respectively, as of December 31, 2019. The ABO of these plans exceeded the value of the plan assets as seen in the SJG table above under "Change in Plan Assets." The PBO and ABO for SJG's non-funded SERP were $93.2 million and $90.2 million, respectively, as of December 31, 2020; and $84.1 million and $80.1 million, respectively, as of December 31, 2019. SJG's SERP obligation is reflected in the tables above.

Actuarial losses incurred in 2020 and 2019 are primarily a result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2020 and 2019, respectively, compared to the prior year.

The weighted-average assumptions used to determine benefit obligations for SJI and SJG at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount Rate	2.73%	3.49%	2.61%	3.43%
Rate of Compensation Increase	3.00%	3.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost (credit) for SJI and SJG for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount Rate	3.49%	4.39%	3.73%	3.43%	4.31%	4.13%
Expected Long-Term Return on Plan Assets	7.25%	7.25%	7.25%	6.75%	6.75%	6.75%
Rate of Compensation Increase	3.00%	3.50%	3.50%	3.00%	3.50%	3.50%

The SOA updates the mortality projection on an annual basis. The Company utilizes the most current projection tables available. The obligations as of December 31, 2020, 2019 and 2018, disclosed herein, reflect the use of the updated projection tables applicable to those years.

The discount rates used to determine the benefit obligations at each year end, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

PLAN ASSETS - SJI's and SJG's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The target allocations for pension plan assets are 40-70 percent U.S. equity securities, 10-25 percent international equity securities, 25-60 percent fixed income investments, and 0-20 percent to all other types of investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds.  Fixed income securities include group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2020.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2020, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, which will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJI's and SJG's pension plan assets at December 31, 2020 and 2019 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2020
Cash / Cash Equivalents:
Cash	$881	$881	$—	$—
STIF-Type Instrument (a)	5,779	5,779	—	—
Equity securities:
U.S. Large-Cap (b)	100,322	100,322	—	—
U.S. Mid-Cap (b)	17,774	17,774	—	—
U.S. Small-Cap (b)	14,938	14,938	—	—
International (b)	86,085	86,085	—	—
Fixed Income:
Core Plus Fixed Income (d)	54,066	27,296	26,770	—
Other types of investments:
Long Term Fixed (d)	41,194	41,194	—	—
Subtotal Fair Value	$321,039	$294,269	$26,770	$—
Measured at net asset value practical expedient:
Private Equity Fund (e)	$9,948
Subtotal measured at net asset value practical expedient	$9,948

Total Fair Value	$330,987

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2019
Cash / Cash Equivalents:
Cash	$2,493	$2,493	$—	$—
STIF-Type Instrument (a)	1,702	1,676	26	—
Equity securities:
U.S. Large-Cap (b)	30,863	30,863	—	—
U.S. Mid-Cap (b)	5,862	5,862	—	—
U.S. Small-Cap (b)	3,958	3,958	—	—
International (b)	33,523	33,523	—	—
Fixed Income:
Guaranteed Insurance Contract (c)	2,756	—	—	2,756
Core Plus Fixed Income (d)	23,664	17,132	6,532	—
Subtotal Fair Value	$104,821	$95,507	$6,558	$2,756

Measured at net asset value practical expedient:
Private Equity Fund (e)	$9,650
Common/Collective Trust Funds - Real Estate (f)	11,190
	$20,840
Other Common/Collective Trust Funds (g):
Cash/Cash Equivalents	$23,965
Equity Securities - U.S.	1,421
	$25,386
Subtotal measured at net asset value practical expedient	$46,226

Items to reconcile to fair value of plan assets:
Pension Trust Receivables (h)	$161,450

Total Fair Value	$312,497

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2020:
Cash / Cash Equivalents:
Cash	$303	$303	$—	$—
STIF-Type Instrument (a)	3,380	3,380	—	—
Equity securities:
U.S. Large-Cap (b)	52,346	52,346	—	—
U.S. Mid-Cap (b)	8,138	8,138	—	—
U.S. Small-Cap (b)	8,249	8,249	—	—
International (b)	44,120	44,120	—	—
Fixed Income:
Core Plus Fixed Income (d)	32,571	16,450	16,121	—
Long Term Fixed (d)	24,895	24,895	—	—
Subtotal Fair Value	$174,002	$157,881	$16,121	$—

Measured at net asset value practical expedient:
Private Equity Fund (e)	$7,938
Subtotal measured at net asset value practical expedient	$7,938

Total Fair Value	$181,940

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2019:
Cash / Cash Equivalents:
Cash	$1,482	$1,482	$—	$—
STIF-Type Instrument (a)	21	—	21	—
Fixed Income:
Guaranteed Insurance Contract (c)	2,216	—	—	2,216
Subtotal Fair Value	$3,719	$1,482	$21	$2,216

Measured at net asset value practical expedient:
Private Equity Fund (e)	$7,761
Common/Collective Trust Funds - Real Estate (f)	8,999
	16,760
Other Common/Collective Trust Funds (g):
Cash/Cash Equivalents	$19,273
Equity Securities - U.S.	1,143
	$20,416
Subtotal measured at net asset value practical expedient	$37,176

Items to reconcile to fair value of plan assets:
Pension Trust Receivables (h)	$130,064

Total Fair Value	$170,959

(a)This category represents short-term investment funds held for the purpose of funding disbursement payment arrangements.  Underlying assets are valued based on quoted prices in active markets. These funds are classified as Level 1 investments.

(b)This category of equity investments represents a managed portfolio of common stock investments in five sectors: telecommunications, electric utilities, gas utilities, water and energy. These common stocks are actively traded on exchanges and price quotes for these shares are readily available. These common stocks are classified as Level 1 investments.

(c)This category represents SJI’s Group Annuity contracts with a nationally recognized life insurance company. The contracts are the assets of the plan, while the underlying assets of the contracts are owned by the contract holder. Valuation is based on a formula and calculation specified within the contract. Since the valuation is based on the reporting entity’s own assumptions, these contracts are classified as Level 3 investments. These contracts were liquidated in 2020.

(d)This category represents investments using a value-oriented fixed income strategy that invests primarily in a diversified mix of U.S. dollar-denominated investment-grade fixed income securities, with a predominant focus on investment-grade securities across all market sectors and maturities, as well as other alternatives such as high-yield bonds, emerging markets debt, and non-dollar bonds. Those values that can be obtained from quoted prices in active markets are classified as Level 1 investments. For those values where quoted prices are not in active markets, they are based on models using observable market information, and as such are classified as Level 2 investments.
(e)This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds. Fund valuations are reported on a 90 to 120 day lag and, therefore, the value reported herein represents the market value as of June or September 30, 2020 and 2019, respectively, with cash flow changes through December applied. The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.

(f)This category represents real estate common/collective trust fund investments through a commingled employee benefit trust. These commingled funds are part of a direct investment in a pool of real estate properties. These funds are valued by investment managers on a periodic basis using pricing models that use independent appraisals from sources with professional qualifications. These funds were liquidated in 2020.

(g)This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate). These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets. Also included in these funds are interest rate swaps, asset backed securities, mortgage backed securities and other investments with observable market values. These funds were liquidated in 2020.

(h)Primarily receivables for investment securities sold. These receivables as of December 31, 2019 were paid in 2020.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

SJI (includes SJG and all other consolidated subsidiaries):	Guaranteed	Private
	Insurance	Equity	Real
	Contract	Funds	Estate	Total

Balance at January 1, 2019	$8,453	$—	$—	$8,453
Actual return on plan assets:
Relating to assets still held at the reporting date	144	—	—	144
Relating to assets sold during the period	226	—	—	226
Purchases, Sales and Settlements	(6,067)	—	—	(6,067)
Balance at December 31, 2019	2,756	—	—	2,756
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	—
Relating to assets sold during the period	—	—	—	—
Purchases, Sales and Settlements	(2,756)	—	—	(2,756)
Balance at December 31, 2020	$—	$—	$—	$—

SJG:	Guaranteed Insurance Contract	Private Equity Funds	Real Estate	Total
Balance at January 1, 2019	$6,947	$—	$—	$6,947
Actual return on plan assets:
Relating to assets still held at the reporting date	(34)	—	—	(34)
Relating to assets sold during the period	182	—	—	182
Purchases, Sales and Settlements	(4,879)	—	—	(4,879)
Balance at December 31, 2019	2,216	—	—	2,216
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	—
Relating to assets sold during the period	—	—	—	—
Purchases, Sales and Settlements	(2,216)	—	—	(2,216)
Balance at December 31, 2020	$—	$—	$—	$—

As with the pension plan assets, SJI's and SJG's overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  SJI and SJG have implemented this diversification strategy with a mix of mutual funds and Company-owned life insurance policies.  The target allocations for post-retirement benefit plan assets are 55-75 percent U.S. equity securities, 10-20 percent international equity securities, 25-45 percent fixed income investments and 0-7 percent to all other types of investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds. The insurance policies are backed by a series of commingled trust investments held by the insurance carrier.

The fair values of SJI's and SJG's other postretirement benefit plan assets at December 31, 2020 and 2019 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2020:
Cash	$2,334	$2,334	$—	$—
Equity Securities:
U.S. Large-Cap (a)	18,839	18,839	—	—
U.S. Mid-Cap (a)	4,379	4,379	—	—
U.S. Small-Cap (a)	3,361	3,361	—	—
U.S. International (a)	20,369	20,369	—	—
Fixed Income:
Core Plus Fixed Income (c)	6,431	—	6,431	—
Mutual Funds - Bonds (a)	14,881	14,881	—	—
Subtotal Fair Value	$70,594	$64,163	$6,431	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$17,276
Subtotal measured at net asset value practical expedient	$17,276

Total Fair Value	$87,870

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2019:
Cash	$2,020	$2,020	$—	$—
Equity Securities:
U.S. Large-Cap (a)	5,585	5,585	—	—
U.S. Mid-Cap (a)	1,038	1,038	—	—
U.S. Small-Cap (a)	695	695	—	—
U.S. International (a)	5,915	5,915	—	—
Fixed Income:
Core Plus Fixed Income (c)	1,529	777	752	—
Mutual Funds - Bonds (a)	2,588	2,588
Other Types of Investments:
STIF-Type Instrument	99	99
Subtotal Fair Value	$19,469	$18,717	$752	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$15,820
Subtotal measured at net asset value practical expedient	$15,820

Items to reconcile to fair value of plan assets:
Pension Trust Receivables (d)	$47,233

Total Fair Value	$82,522

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2020
Cash	$2,083	$2,083	$—	$—
Equity Securities:
U.S. Large-Cap (a)	$10,764	10,764	—	—
U.S. Mid-Cap (a)	$2,591	2,591	—	—
U.S. Small-Cap (a)	$2,200	2,200	—	—
U.S. International (a)	$12,889	12,889	—	—
Fixed Income:
Core Plus Fixed Income (c)	$4,741	—	4,741	—
Mutual Funds - Bonds (a)	$10,392	10,392	—	—
Subtotal Fair Value	$45,660	$40,919	$4,741	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$16,209
Subtotal measured at net asset value practical expedient	$16,209

Total Fair Value	$61,869

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2019
Cash	$1,895	$1,895	$—	$—
Subtotal Fair Value	$1,895	$1,895	$—	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$14,843
Subtotal measured at net asset value practical expedient	$14,843

Items to reconcile to fair value of plan assets:
Pension Trust Receivables (d)	$42,452

Total Fair Value	$59,190

(a)This category represents a managed portfolio of common stock investments in five sectors: telecommunications, electric utilities, gas utilities, water and energy. These common stocks are actively traded on exchanges and price quotes for these shares are readily available. These common stocks are classified as Level 1 investments.

(b)This category represents company-owned life insurance policies with a nationally known life insurance company. The value of these policies is backed by a series of common/collective trust funds held by the insurance carrier.

(c)This category represents investments using a value-oriented fixed income strategy that invests primarily in a diversified mix of U.S. dollar-denominated investment-grade fixed income securities, with a predominant focus on investment-grade securities across all market sectors and maturities, as well as other alternatives such as high-yield bonds, emerging markets debt, and non-dollar bonds. Those values that can be obtained from quoted prices in active markets are classified as Level 1 investments. For those values where quoted prices are not in active markets, they are based on models using observable market information, and as such are classified as Level 2 investments.

(d)Primarily receivables for investment securities sold. These receivables as of December 31, 2019 were paid in 2020.

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits	Other Postretirement Benefits
2021	$21,881	$5,486
2022	$22,448	$5,379
2023	$23,244	$5,214
2024	$23,983	$4,908
2025	$24,189	$4,682
2026 - 2030	$131,534	$19,647

SJG:	Pension Benefits	Other Postretirement Benefits
2021	$13,090	$3,619
2022	$13,539	$3,531
2023	$14,014	$3,467
2024	$14,683	$3,277
2025	$15,332	$3,095
2026 - 2030	$86,590	$12,684

CONTRIBUTIONS - SJI and SJG did not make contributions to its employee pension plans in 2020, 2019, or 2018. Payments related to the unfunded SERP plan for SJI and SJG in 2020, 2019 and 2018 were $3.9 million, $4.1 million and $2.7 million, respectively. SERP payments for SJI and SJG are expected to approximate $3.7 million in 2021.

DEFINED CONTRIBUTION PLAN - SJI, SJG and ETG offer a Savings Plan to eligible employees.  For employees eligible for participation in the defined benefit pension plans, SJI and SJG match 50% of participants' contributions to the Savings Plan up to 6% of base compensation. For employees who are not eligible for participation in the defined benefit pension plans, SJI and SJG match 50% of participants' contributions up to 8% of base compensation, as well as a year-end contribution of $1,500, if 10 or fewer years of service, or $2,000, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan for SJI approximated $4.6 million, $3.4 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and $1.6 million, $1.2 million and $1.8 million for SJG for the years ended December 31, 2020, 2019 and 2018, respectively.

VSIP - SJG entered into a VSIP program with IBEW Local 1293 and IAM Local 76 union employees over the age of 60 years old with 10 or more years of service to SJG. Communication was made to these employees in both the first and second quarter 2020, with acceptance made by the Local 1293 employees by April 14, 2020 and by the Local 76 employees by May 6, 2020. Total cost to SJG for the VSIP recorded during 2020 was $0.6 million, all of which related to employees of SJG and was included in Operations Expense on the consolidated statements of income of SJI and SJG for the year ended December 31, 2020.

ERIP - In 2018, the Company offered an ERIP to non-union, non-Officer employees over the age of 55 years old with 20 or more years of service to the Company as well as to Officers over the age of 55 years old with 5 or more years of service to the Company. Communication was made to these employees in the fourth quarter 2018, with acceptance made by non-union employees by December 15, 2018 and by Officers by December 31, 2018. Total cost to the Company for the ERIP was $13.4 million, of which $8.3 million was included in Operations Expense on the consolidated statements of income as of December 31, 2018, and $5.1 million was related to employees of SJG and recorded as a Regulatory Asset on the consolidated balance sheets, where it remained recorded as of December 31, 2020 and 2019 (see Note 11). These costs include severances, curtailments and special termination benefits on the Company's pension, SERP and OPEB plans. All employees who accepted the ERIP retired in 2019 or 2020.

13.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of December 31, 2020 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$334,600	(A)	$165,400	August 2022
Term Loan Credit Agreement	150,000	150,000		—	March 2021
Total SJI	650,000	484,600		165,400

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	48,300	(B)	151,700	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2021 (D)
Total SJG	210,000	48,300		161,700

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	74,900	(C)	125,100	April 2022 (D)

Total	$1,060,000	$607,800		$452,200

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
(D) These facilities were renewed in 2020.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective consolidated balance sheets as of December 31, 2020.

On March 26, 2020, SJI entered into the unsecured $150.0 million term loan agreement shown in the table above, which bears interest at variable rates. The maturity date of the term loan is March 25, 2021, and the loan is recorded in Notes Payable on the consolidated balance sheets as of December 31, 2020. The proceeds of the loan were used for general corporate purposes.

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

SJIU and ETG (as Borrowers) have a $200.0 million revolving credit agreement which provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million, in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, the Borrowers may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million).

SJG has a revolving credit facility which allows SJG to borrow in the form of revolving loans a total aggregate amount $200.0 million. SJG also has a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with its $200.0 million revolving credit facility and the principal amount of borrowings outstanding under the commercial paper program and the credit facility cannot exceed an aggregate of $200.0 million.

Each of the credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the Utilities' credit facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and the Utilities were in compliance with these covenants as of December 31, 2020. For SJI, the equity units are treated as equity (as opposed to how they are classified on the consolidated balance sheet, as long-term debt; see Note 6) for purposes of the covenant calculation.

The credit facilities are restricted as to use and availability specifically to the respective subsidiaries; however, if necessary, the SJI facilities can also be used to support the liquidity needs of the subsidiaries. Borrowings under these credit facilities are at market rates.

Although there can be no assurance, management believes that actions presently being taken to pay off or refinance the short-term debt and borrowings that are due within the next year will be successful, as the Company has been successful in refinancing debt in the past. No adjustments have been made to the financial statements to account for this uncertainty.

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Weighted average interest rate on borrowings:
SJI (inclusive of all subsidiaries' facilities)	1.35%	2.67%	3.32%
SJG	0.23%	1.99%	2.96%

Average borrowings and maximum amounts outstanding on these facilities for the years ended December 31 were as follows (in thousands):

	2020	2019
Average borrowings outstanding, not including letters of credit:
SJI (inclusive of all subsidiaries' facilities)	$472,900	$560,200
SJG	$116,600	$113,300

Maximum amounts outstanding, not including letters of credit:
SJI (inclusive of all subsidiaries' facilities)	$872,200	$907,500
SJG	$187,000	$196,500

14.    LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2020	2019
Long-Term Debt (A):
SJG:
First Mortgage Bonds: (B)
3.28%	Series due 2030 (C)	$150,000	$—
3.93%	Series due 2050 (C)	250,000	—
3.98%	Series due 2050 (C)	125,000	—
3.00%	Series due 2024 (D)	40,000	50,000
3.03%	Series due 2024 (E)	28,000	35,000
3.63%	Series due 2025 (F)	4,546	5,455
4.84%	Series due 2026 (G)	15,000	15,000
4.93%	Series due 2026 (H)	45,000	45,000
4.03%	Series due 2027 (H)	45,000	45,000
4.01%	Series due 2030 (I)	34,000	34,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032 (J)	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
3.00%	Series due 2047 (S)	200,000	200,000
Series A 2006 Bonds at variable rates due 2036 (K)		24,900	24,900
SJG Term Loan (L)		—	400,000
Total SJG Long-Term Debt Outstanding (R)		$1,078,446	$971,355
Less SJG Current Maturities		(52,809)	(417,909)
Total SJG Long-Term Debt (R)		$1,025,637	$553,446

SJI:
3.71%	Series due 2027 (M)	$75,000	$—
3.91%	Series due 2030 (M)	125,000	—
3.71%	Series C 2012 Notes due 2022	35,000	35,000
3.47%	Series due 2024	25,000	25,000
3.71%	Series due 2027	25,000	25,000
3.57%	Series 2017A-2 due 2025	25,000	25,000
3.81%	Series 2017B-2 due 2028	25,000	25,000
3.43%	Series 2018A due 2021	90,000	90,000
4.07%	Series 2018B due 2028	80,000	80,000
4.17%	Series 2018C due 2030	80,000	80,000
5.625%	Junior Subordinated Notes due 2079 (N)	200,000	200,000
South Jersey Industries Term Loan at variable rates due 2020 (O)		—	50,000
Convertible Equity Units (P)		287,500	287,500
ETG:
First Mortgage Bonds
4.02%	Series 2018A-1 due 2028	50,000	50,000
4.22%	Series 2018A-2 due 2033	55,000	55,000
4.29%	Series 2018A-3 due 2038	150,000	150,000
4.37%	Series 2018A-4 due 2048	200,000	200,000
4.52%	Series 2018A-5 due 2058	75,000	75,000

2.84%	Series 2019 A-1 due 2029	40,000	40,000
2.84%	Series 2019 A-2 due 2029	35,000	35,000
2.94%	Series 2019 A-3 due 2031	25,000	25,000
2.94%	Series 2019 A-4 due 2031	45,000	45,000
3.28%	Series 2020 A-1, Tranche A due 2050 (Q)	75,000	—
3.38%	Series 2020 A-1, Tranche B due 2060 (Q)	50,000	—
Total SJI Consolidated Long-Term Debt Outstanding (R)		$2,950,946	$2,568,855
Less SJI Consolidated Current Maturities		(142,801)	(467,909)
Total SJI Consolidated Long-Term Debt (R)		$2,808,145	$2,100,946

(A)    Long-term debt maturities for SJI for the succeeding five years are as follows (in thousands): 2021: $142,801; 2022: $66,084; 2023: $40,084; 2024: $65,084; and 2025: $66,084. Long-term debt maturities for SJG for the succeeding five years are as follows (in thousands): 2021: $52,809; 2022: $31,084; 2023: $40,084; 2024: $40,084; and 2025: $41,084.

(B)    SJG has a First Mortgage Indenture, which provides for the issuance by SJG of bonds, notes or other securities that are secured by a lien on substantially all of the operating properties and franchises of SJG.

(C)    In April 2020, SJG entered into a Note Purchase Agreement which provided for SJG to issue and sell its Senior Secured Notes, Series F, 2020 in the aggregate principal amount of $525.0 million in three Tranches, as follows: (a) Senior Secured Notes, Series F, 2020, Tranche A due April 16, 2030 in the aggregate principal amount of $150.0 million; (b) Senior Secured Notes, Series F, 2020, Tranche B due April 16, 2050 in the aggregate principal amount of $250.0 million; and (c) Senior Secured Notes, Series F, 2020, Tranche C due October 1, 2050 in the aggregate principal amount of $125.0 million. All of the Tranche A Notes and the Tranche B Notes were issued on April 16, 2020, and bear interest at 3.28% and 3.93%, respectively. The Tranche C Notes were issued on October 1, 2020, and bear interest at 3.98%.

(D)SJG has $40.0 million of 3.00% MTN's, with $10.0 million due annually beginning September 2020 with the final payment due September 2024. As such, $10.0 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(E)SJG has $28.0 million of 3.03% MTN's, with $7.0 million due annually beginning November 2020 with the final payment due November 2024. As such, $7.0 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(F)SJG pays $0.9 million annually toward the principal amount of 3.63% MTN's, with the final payment to be made December 2025. As such, $0.9 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(G)SJG has $15.0 million of 4.84% MTN's, with $2.5 million due annually beginning March 2021 with the final payment due March 2026. As such, $2.5 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(H)SJG has $45.0 million of 4.93% MTN's, with $7.5 million due annually beginning June 2021 with the final payment due June 2026. As such, $7.5 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year. SJG also has $45.0 million of 4.03% MTN's, with $9.0 million due annually beginning in December 2023 with the final payment due in December 2027.

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

(K)    These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2020 was 0.09%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August 2021; as such, these bonds are recorded in current portion of long-term debt on the consolidated balance sheets as of December 31, 2020.

(L)    SJG had an unsecured, $400.0 million term loan credit agreement (the “Credit Agreement”), which was syndicated among eight banks. Under the Credit Agreement, the Company had the ability to borrow up to an aggregate of $400.0 million, which was the total borrowings as of December 31, 2019, which was recorded in current portion of long-term debt on the consolidated balance sheets. This was paid off in April 2020 using proceeds from Tranche A and B borrowings as noted in (C) above

(M)    On May 27, 2020, SJI entered into a Note Purchase Agreement which provided for the Company to issue an aggregate of $200.0 million of senior unsecured notes in two tranches, as follows: (a) Senior Notes, Series 2020A due July 30, 2027, in the aggregate principal amount of $75.0 million (the "Series 2020A Notes"); and (b) Senior Notes, Series 2020B due July 30, 2030, in the aggregate principal amount of $125.0 million (the "Series 2020B Notes"). The Company issued both tranches of the Notes on July 30, 2020. The Series 2020A Notes bear interest at 3.71% and the Series 2020B Notes bear interest at 3.91%. The proceeds from these issuances were used to pay off a term loan issued earlier in 2020.

(N)    In 2019, SJI offered and sold $200.0 million aggregate principal amount of the Company's 5.625% Junior Subordinated Notes due 2079. The total net cash proceeds, inclusive of a debt discount of $5.3 million, were $194.7 million.

(O)    This note was paid off in April 2020 using proceeds from an unsecured term loan credit agreement.

(P)    In April 2018, SJI completed a public offering of Equity Units for gross proceeds of $287.5 million (see Note 6). As of December 31, 2020, these Equity Units were not converted into equity.

(Q)    On November 10, 2020, ETG entered into a Bond Purchase Agreement which provided for ETG to issue an aggregate of $250.0 million of first mortgage bonds in five tranches, as follows: (a) 3.28% First Mortgage Bonds, Series 2020A-1, Tranche A due November 10, 2050 in the aggregate principal amount of $75.0 million (the “Series 2020A-1, Tranche A Bonds”), (ii) 3.38% First Mortgage Bonds, Series 2020A-1, Tranche B due November 10, 2060 in the aggregate principal amount of $50.0 million (the “Series 2020A-1, Tranche B Bonds”), (iii) 2.26% First Mortgage Bonds, Series 2020A-2, Tranche A due June 15, 2031 in the aggregate principal amount of $50.0 million, (iv) 3.08% First Mortgage Bonds, Series 2020A-2, Tranche B due June 15, 2041 in the aggregate principal amount of $25.0 million, and (v) 3.36% First Mortgage Bonds, Series 2020A-2, Tranche C due June 15, 2051 in the aggregate principal amount of $50.0 million. The two Tranches of Series 2020A-1 Bonds were issued on November 10, 2020. ETG expects to issue the three Tranches of Series 2020A-2 Bonds on June 15, 2021.

(R)    Total SJI consolidated Long-Term Debt in the table above does not include unamortized debt issuance costs of $29.6 million and $25.5 million as of December 31, 2020 and 2019, respectively, nor does it include $5.2 million and $5.3 million of unamortized debt discounts as of December 31, 2020 and 2019, respectively. These items are recorded as reductions to Long-Term Debt on the consolidated balance sheet. Also not included in the table above is a finance lease of $3.1 million as of December 31, 2020 (see Note 9), which is recorded as an increase to Long-Term Debt on the consolidated balance sheet. Total SJG Long-Term Debt in the table above does not include unamortized debt issuance costs of $9.4 million and $6.3 million as of December 31, 2020 and 2019, respectively.

(S)    SJG has $200.0 million of 3.00% MTN's with varying principal amounts due annually, beginning with $16.0 million due in 2025.

All Notes listed above contain a financial covenant limiting the ratio of indebtedness to total capitalization to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and the Utilities were in compliance with these covenants as of December 31, 2020.

15.    COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC-approved tariffs. SJG's and ETG's cumulative obligation for gas supply-

related demand charges and reservation fees paid to suppliers for these services averages approximately $6.7 million and $5.1 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $1.4 million per month.  SJRG has also committed to purchase 721,900 dts/d of natural gas, from various suppliers, for terms ranging from five to eleven years at index based prices.

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

SJI was involved in a pricing dispute related to two long-term gas supply contracts involving SJG and SJRG. As a result of unfavorable court rulings during 2017, SJG and SJRG had accrued, including interest, $22.9 million and $59.3 million, respectively, from the first quarter of 2017 through September 30, 2019. During 2019, the Tenth Circuit issued its decision in SJI’s appeal affirming the lower court’s decision and finding that SJG and SJRG breached the contracts and the plaintiff was entitled to damages. The decision in this lawsuit was prejudicial to a second lawsuit where the plaintiff supplier claimed continued breaches after the filing of the initial lawsuit and, as a result of the ruling in the first lawsuit, SJI was similarly obligated to pay damages related to this breach of contract claim. All reserves related to this second lawsuit were recorded as part of the accrued amounts disclosed above. As a result of these judgments, SJRG paid $59.3 million in September 2019 and SJG paid $22.9 million in October 2019 to the plaintiff supplier. These cases are now concluded. We believe that the amount paid by SJG reflects a gas cost that ultimately will be recovered from SJG’s customers through adjusted rates through the BGSS clause. As such, the $22.9 million associated with SJG is recorded in Regulatory Assets on the consolidated balance sheets of both SJI and SJG as of December 31, 2020 and 2019. See Note 10 under “BGSS Clause” for discussion of current BPU proceedings related to this regulatory asset.

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. Assessment of the nature and extent of the alleged damages requires substantial analysis from multiple experts. To date, discovery has not yet taken place and there is limited precedent on a number of the legal matters involved. As a result, SJG is currently evaluating the merits of the State of New Jersey’s allegations. Consequently, SJG cannot reasonably estimate or provide an assessment of the claim or any assurances regarding its outcome; however, an adverse outcome in the litigation could have a material impact on SJG’s results of operations, financial condition, and liquidity. All parties have agreed to engage in mediation. SJG intends to vigorously defend itself in this matter. This manufactured gas plant site is currently being remediated as discussed under "Environmental Remediation Costs" below.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $4.1 million and $3.1 million related to all claims in the aggregate as of December 31, 2020 and 2019, respectively, of which SJG has accrued approximately $1.2 million and $0.9 million as of both December 31, 2020 and 2019, respectively.

COLLECTIVE BARGAINING AGREEMENTS — As of December 31, 2020, SJI and its subsidiaries employed 1,130 employees compared with 1,111 employees as of December 31, 2019. As of December 31, 2020, 303 of the total number of employees were represented by labor unions at SJG, and 167 were represented by a labor union at ETG. As of December 31, 2019, 319 of the total number of employees were represented by labor unions at SJG, and 176 were represented by a labor union at ETG. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293; IAM Local 76; and UWUA Local 424.  SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2022.

GUARANTEES - As of December 31, 2020, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts. As of December 31, 2020, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $99.6 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

As of December 31, 2020, SJI had issued $11.6 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

AFFILIATE LOANS - As part of the REV LNG transaction (see Note 1), SJI has committed to provide up to $25.0 million in capital contribution loans to REV LNG, $19.3 million of which have been issued and recorded in Notes Receivable - Affiliates on the consolidated balance sheets as of December 31, 2020 (see Note 3). SJI anticipates issuing the remaining $5.7 million of these loans during 2021. Additionally, the amount of capital contribution loans may be amended upward from time to time at the sole discretion of SJI per the terms of the transaction.

STANDBY LETTERS OF CREDIT — See Note 13. In addition, as of December 31, 2020, SJG has provided $25.1 million of letters of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.

CONVERTIBLE UNITS - The Company has a contract obligating the holder of the units to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, a certain number of shares of common stock. See Note 6.

ENVIRONMENTAL REMEDIATION COSTS — SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. ETG is subject to environmental remediation liabilities associated with 5 former manufactured gas plant sites in New Jersey. These environmental remediation expenditures are recoverable from customers through the RAC mechanism approved by the BPU (see Note 10). SJI and some of its nonutility subsidiaries also recorded costs for environmental cleanup of sites where SJF previously operated a fuel oil business and Morie maintained equipment, fueling stations and storage (see Note 3). Remaining ranges of potential exposure for future remediation related to SJI's nonutility subsidiaries' sites are not material.

SJI successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at the SJG sites.

Since the early 1980s, SJI accrued environmental remediation costs of $620.5 million, of which $426.9 million was spent as of December 31, 2020. The accrued amount includes the addition of costs related to five ETG sites requiring environmental remediation beginning with the date of the ETG/ELK Acquisition (see ETG discussion below). SJG accrued environmental remediation costs of $501.1 million, of which $399.8 million was spent as of December 31, 2020.

The following table details the amounts expended and accrued for SJI's and SJG's environmental remediation during the last two years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2020	2019
Beginning of Year	$232,885	$253,650
Change in Accruals	(22,198)	15,126
Expenditures	(17,112)	(35,891)
End of Year	$193,575	$232,885

SJG:	2020	2019
Beginning of Year	$131,262	$148,071
Change in Accruals	(15,273)	17,502
Expenditures	(14,746)	(34,311)
End of Year	$101,243	$131,262

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities (SJI & SJG), Deferred Credits and Other Noncurrent Liabilities (SJI) and Regulatory and Other Noncurrent Liabilities (SJG).

Management estimates that undiscounted future costs to clean up SJG's sites will range from $101.2 million to $173.8 million. Six of SJG's sites comprise the majority of these estimates, with future costs ranging from $95.2 million to $165.7 million. The remediation efforts at SJG's six most significant sites include the following:

Site 1 - A combination of excavation and on site containment of impacted media has been approved by the regulatory authority for this site and work is underway. Steps remaining to remediate the site include completion of the remedial action, issuance of a Response Action Outcome, and long-term groundwater monitoring.

Site 2 - Remediation of the soil contamination at this site has been completed. Steps remaining to remediate the site include completion of sediment remediation, completion of post-remediation groundwater monitoring, issuance of a Response Action Outcome, and long-term groundwater monitoring.

Site 3 - A significant portion of the remedial action at this site has been completed. Steps remaining to remediate the site include completion of the approved remedy, issuance of a Response Action Outcome, and long term groundwater monitoring.

Site 4 - The remedial action approved by the regulatory authority is currently being implemented. Remaining steps to remediate the site include post-remediation groundwater monitoring, ongoing operation of the product recovery system, and issuance of a Response Action Outcome.

Site 5 - The remedial action to address impacted soil and groundwater has been completed. Steps remaining to remediate the site include completion of post-remediation groundwater monitoring, issuance of a Response Action Outcome, and long-term groundwater monitoring.

Site 6 - The remedial action to address impacted soil has been completed. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.
Management estimates that undiscounted future costs to clean up ETG's sites will range from $91.8 million to $162.2 million.
The remediation efforts at ETG's five sites include the following:

Site 1 - The regulatory authority for this site has approved the remedial action and work is underway. Steps remaining to remediate the site include completion of the remedial action, issuance of a Response Action Outcome, and long-term groundwater monitoring.

Site 2 - Interim remedial actions have been completed at the site. Steps to remediate the balance of the site include selection of the remedial action for the remaining areas, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 3 - Permitting is underway for a soil and sediment remedial action at the site that has recently been approved by the regulatory authority. Steps remaining to fully remediate the site include implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 4 - Soil remediation for the on-site portion of the work has been completed and an unrestricted use Response Action Outcome-A has been issued. Steps remaining to fully remediate the site include implementation of the remedial action proposed for the remaining areas, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 5 - Soil remediation for a portion of the site has been completed; investigations to characterize the remaining impacts are underway. Steps remaining to fully remediate the site include implementation of a remedial action for the remaining areas, long-term groundwater monitoring, and issuance of a Response Action Outcome.

SJI and SJG recorded the lower end of the above-mentioned ranges as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of the selected remedy, regulatory approval of the selected remedy and remedial investigative findings.

16.    DERIVATIVE INSTRUMENTS:

Certain SJI subsidiaries, including SJG, are involved in buying, selling, transporting and storing natural gas, and buying and selling retail electricity for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. SJI and SJG use a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts.

As of December 31, 2020, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	86.5	12.3
Expected future sales of natural gas (in MMdts)	96.2	1.6
Expected future purchases of electricity (in MMmWh)	0.1	—
Expected future sales of electricity (in MMmWh)	0.1	—

Basis and Index related net purchase/(sale) contracts (in MMdts)	49.9	0.7

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the consolidated statements of income for SJI. These unrealized pre-tax gains (losses) were $0.4 million, $(11.7) million and $34.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains (losses) for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets of SJI (ETG and SJG) and SJG. As of December 31, 2020 and 2019, SJI had $2.4 million and $(4.0) million, respectively, and SJG had $1.1 million and $2.1 million, respectively, of unrealized gains (losses) included in its BGSS regulatory accounts related to energy-related commodity contracts.

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

SJG has interest rate derivatives to mitigate exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are measured at fair value and recorded in Derivatives - Other on the consolidated balance sheets. For SJG interest rate derivatives, the fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.

As of December 31, 2020, SJG's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

For the unrealized gains and losses on interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and, therefore, these unrealized gains (losses) have been included in Other Regulatory Assets in the consolidated balance sheets.

SJI had interest rate derivatives that were terminated in December 2020 at a price equal to the fair value of the instruments of $8.2 million, which was recorded to Interest Charges on the consolidated statements of income for the year ended December 31, 2020.

The fair values of all derivative instruments, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$41,439	$27,006	$52,892	$41,965
Derivatives - Energy Related - Noncurrent	6,935	4,947	7,243	8,206
Interest rate contracts:
Derivatives - Other - Current	—	659	—	1,155
Derivatives - Other - Noncurrent	—	9,279	—	11,505
Total derivatives not designated as hedging instruments under GAAP	$48,374	$41,891	$60,135	$62,831

Total Derivatives	$48,374	$41,891	$60,135	$62,831

SJG:
Derivatives not designated as hedging instruments under GAAP	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$4,053	$2,868	$16,904	$14,671
Derivatives – Energy Related – Noncurrent	87	190	5	95
Interest rate contracts:
Derivatives - Other - Current	—	659	—	488
Derivatives - Other - Noncurrent	—	9,279	—	7,368
Total derivatives not designated as hedging instruments under GAAP	4,140	12,996	16,909	22,622

Total Derivatives	$4,140	$12,996	$16,909	$22,622

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the consolidated balance sheets.
As of December 31, 2020 and 2019, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2020
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,374	$—	$48,374	$(24,027)	(A)	$—	$24,347
Derivatives - Energy Related Liabilities	$(31,953)	$—	$(31,953)	$24,027	(B)	$2,176	$(5,750)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)
SJG:
Derivatives - Energy Related Assets	$4,140	$—	$4,140	$(716)	(A)	$—	$3,424
Derivatives - Energy Related Liabilities	$(3,058)	$—	$(3,058)	$716	(B)	$2,176	$(166)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)

As of December 31, 2019
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$60,135	$—	$60,135	$(32,185)	(A)	$—	$27,950
Derivatives - Energy Related Liabilities	$(50,171)	$—	$(50,171)	$32,185	(B)	$12,878	$(5,108)
Derivatives - Other	$(12,660)	$—	$(12,660)	$—		$—	$(12,660)
SJG:
Derivatives - Energy Related Assets	$16,909	$—	$16,909	$(11,860)	(A)	$—	$5,049
Derivatives - Energy Related Liabilities	$(14,766)	$—	$(14,766)	$11,860	(B)	$2,706	$(200)
Derivatives - Other	$(7,856)	$—	$(7,856)	$—		$—	$(7,856)

(A) The balances at December 31, 2020 and 2019 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2020 and 2019 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the consolidated statements of income for the year ended December 31 is as follows (in thousands):

Derivatives Previously in Cash Flow Hedging Relationships under GAAP (a)	2020	2019	2018
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (b)	$(46)	$(46)	$(46)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (b)	$(46)	$(46)	(46)

(a) See "Derivative Instruments" in Note 1
(b) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2020	2019	2018
SJI (no balances for SJG; includes all other consolidated subsidiaries):
Gains (Losses) on energy-related commodity contracts (a)	$385	$(11,748)	$34,509
Gains (Losses) on interest rate contracts (b)	4,760	(2,798)	1,337

Total	$5,145	$(14,546)	$35,846

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI's derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2020, was approximately $0.3 million.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2020, SJI would have been required to settle the instruments immediately or post collateral to its counterparties of approximately $0.1 million after offsetting asset positions with the same counterparties under master netting arrangements.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	48,374	11,447	23,527	13,400
	$48,406	$11,479	$23,527	$13,400
SJG:
Assets
Derivatives – Energy Related Assets (B)	$4,140	$715	$32	$3,393
	$4,140	$715	$32	$3,393

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,953	$8,605	$20,954	$2,394
Derivatives – Other (C)	9,938	—	9,938	—
	$41,891	$8,605	$30,892	$2,394

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$3,058	$2,891	$159	$8
Derivatives – Other (C)	9,938	—	9,938	—
	$12,996	$2,891	$10,097	$8

As of December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$40	$40	$—	$—
Derivatives – Energy Related Assets (B)	60,135	16,931	17,841	25,363
	$60,175	$16,971	$17,841	$25,363

SJG:
Assets
Derivatives – Energy Related Assets (B)	$16,909	$11,860	$—	$5,049
	$16,909	$11,860	$—	$5,049

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$50,171	$34,446	$7,936	$7,789
Derivatives – Other (C)	12,660	—	12,660	—
	$62,831	$34,446	$20,596	$7,789

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$14,766	$14,565	$187	$14
Derivatives – Other (C)	7,856	—	7,856	—
	$22,622	$14,565	$8,043	$14

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

(C) Derivatives – Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy.

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$12,824	$1,764	Discounted Cash Flow	Forward price (per dt)	$1.44 - $6.77 [$2.67]	(A)
Forward Contract - Electric	$576	$630	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.34% - 100.00% [65.69%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.66% [34.31%]	(B)

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$21,645	$4,333	Discounted Cash Flow	Forward price (per dt)	$1.57 - $7.28 [$2.38]	(A)
Forward Contract - Electric	$3,718	$3,456	Discounted Cash Flow	Fixed electric load profile (on-peak)	0.00% - 100.00% [55.46%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 100.00% [44.54%]	(B)

SJG:

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$3,393	$8	Discounted Cash Flow	Forward price (per dt)	$2.48 - $3.63 [$3.16]	(A)

Type	Fair Value at December 31, 2019		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$5,049	$14	Discounted Cash Flow	Forward price (per dt)	$1.85 - $3.61 [$3.02]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

(B) Represents the range, along with the weighted average, of the percentage of contracted usage that is loaded during on-peak hours versus off-peak.

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities during the years ended December 31, using significant unobservable inputs (Level 3), are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

2020
Balance at January 1, 2020	$17,574
Other changes in fair value from continuing and new contracts, net	11,078
Settlements	(17,646)

Balance at December 31, 2020	$11,006

2019
Balance at January 1, 2019	$16,061
Other changes in fair value from continuing and new contracts, net	19,688
Settlements	(18,175)

Balance at December 31, 2019	$17,574

SJG:

2020
Balance at January 1, 2020	$5,035
Other changes in fair value from continuing and new contracts, net	3,385
Settlements	(5,035)

Balance at December 31, 2020	$3,385

2019
Balance at January 1, 2019	$4,928
Other changes in fair value from continuing and new contracts, net	5,035
Settlements	(4,928)

Balance at December 31, 2019	$5,035

18.    ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table presents the changes in SJI's AOCL, net of tax, for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2018	$(36,262)	$(396)	$(10)	$(97)	$(36,765)
Other comprehensive income before reclassifications	10,636	—	—	—	10,636
Amounts reclassified from AOCL	—	34	—	—	34
Net current period other comprehensive income	10,636	34	—	—	10,670
Balance at December 31, 2018	(25,626)	(362)	(10)	(97)	(26,095)
Other comprehensive loss before reclassifications	(6,498)	—	—	—	(6,498)
Amounts reclassified from AOCL	—	35	—	—	35
Net current period other comprehensive (loss) income	(6,498)	35	—	—	(6,463)
Balance at December 31, 2019	(32,124)	(327)	(10)	(97)	(32,558)
Other comprehensive loss before reclassifications	(5,692)	—	—	—	(5,692)
Amounts reclassified from AOCL	—	34	—	—	34
Net current period other comprehensive (loss) income	(5,692)	34	—	—	(5,658)
Balance at December 31, 2020	$(37,816)	$(293)	$(10)	$(97)	$(38,216)

The following table presents the changes in SJG's AOCL, net of tax, for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2018	$(25,507)	$(490)	$(25,997)
Other comprehensive income before reclassifications	3,606	—	3,606
Amounts reclassified from AOCL	—	34	34
Net current period other comprehensive income	3,606	34	3,640
Balance at December 31, 2018	(21,901)	(456)	(22,357)
Other comprehensive loss before reclassifications	(5,553)	—	(5,553)
Amounts reclassified from AOCL	—	35	35
Net current period other comprehensive (loss) income	(5,553)	35	(5,518)
Balance at December 31, 2019	(27,454)	(421)	(27,875)
Other comprehensive loss before reclassifications	(3,765)	—	(3,765)
Amounts reclassified from AOCL	—	34	34
Net current period other comprehensive (loss) income	(3,765)	34	(3,731)
Balance at December 31, 2020	$(31,219)	$(387)	$(31,606)

19.    REVENUES:

At contract inception, SJI and SJG assess the goods and services promised in all of its contracts with customers, and identify a performance obligation for each promise to transfer to a customer a distinct good or service.

As applicable for each revenue stream and customer contract type, SJI and SJG follow two approaches:

•SJI and SJG have elected the practical expedient in ASC 606, Revenues from Contracts with Customers, for recognizing revenue on contracts with customers on a portfolio of performance obligations with similar characteristics, as we reasonably expect the effects of applying the guidance to the portfolio would not differ materially from applying it to individual contracts.

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

Below is a listing of all performance obligations that arise from contracts with customers, along with details on the satisfaction of each performance obligation, the significant payment terms, and the nature of the goods and services being transferred:

Revenue Recognized Over Time:
Reportable Segment	Performance Obligation	Description
SJG Utility Operations; ETG Utility Operations; ELK Utility Operations; Wholesale Energy Operations; Retail Gas and Other Operations	Natural Gas
SJG, ETG and, prior to its sale in July 2020 (see Note 1), ELK, sell natural gas to residential, commercial and industrial customers, and price is based on regulated tariff rates which are established by the BPU or the MPSC, as applicable. There is an implied contract with a customer for the purchase, delivery, and sale of gas, and the customer is billed monthly, with payment due within 30 days. Payments are received from certain customers based on a predetermined budget billing schedule. Budget billing does not represent a contract asset or liability but rather just a receivable/liability because there are no further performance obligations required to be satisfied before the Utilities have the right to collect/refund the customer’s consideration. Consideration is due when control of the energy is transferred to the customer and is satisfied with the passage of time. Budget billing liability balances are recorded within the customer advances line item in the balance sheet.

SJRG sells natural gas to commercial customers at either a fixed quantity or at variable quantities based on a customer's needs. Payment is due on the 25th of each month for the previous month's deliveries. SJE, prior to its sale in November 2018 (see Note 1) sold natural gas to commercial, industrial and residential customers at fixed prices throughout the life of the contract, with the customer billed monthly and payment due within 30 days. For all listed segments, revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably as the customer uses natural gas, which represents satisfaction of the performance obligation.

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
As of December 31, 2020, Marina has six wholly-owned solar projects (see Note 1). These projects earn revenue based on electricity generated. The customer is billed monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kilowatt hours of energy are generated (i.e., unit of output), which is when revenue is recognized.

On-Site Energy Production	Fuel Cell	The Annadale fuel cell projects earn revenue based on electricity generated. The customer is billed monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kilowatt hours of energy are generated (i.e., unit of output), which is when revenue is recognized.
On-Site Energy Production	Marina Thermal Facility	Marina sold MTF/ACB in February 2020, see Note 1. Prior to its sale, Marina had a contract with a casino and resort in Atlantic City, NJ to provide cooling, heating and emergency power. There were multiple performance obligations with this contract, including electric, chilled water and hot water, and each of these was considered distinct and separately identifiable performance obligations that were all priced separately. These performance obligations were satisfied over time ratably as they were used by the customer, who was billed monthly.
Corporate & Services	Energy Procurement Consulting Services	AEP and EnerConnex provide energy procurement consulting services. These businesses match energy suppliers with end users and are paid commissions by energy suppliers. The commissions received on energy procurement contracts (whether received at the beginning of a contract or paid under monthly terms) are earned and recognized over the duration of the underlying contracts as energy usage occurs, which represents satisfaction of the performance obligation. The resulting contract liabilities are not material as of December 31, 2020 and 2019.

Revenue Recognized at a Point in Time:
Reportable Segment	Performance Obligation	Description
On-Site Energy Production	SRECs	The customer is billed based on a contracted amount of SRECs to be sold, with the price based on the market price of the SRECs at the time of generation. This does not represent variable consideration as the price is known and established at the time of generation and delivery to the customer. The performance obligation is satisfied at the point in time the SREC is delivered to the customer, which is when revenue is recognized. Payment terms are approximately 10 days subsequent to delivery.

For all revenue streams listed above, revenue is recognized using the practical expedient in ASC 606, which allows an entity to recognize revenue in the amount that is invoiced, as long as that amount corresponds to the value to the customer ("Invoiced Practical Expedient"). SJI's and SJG's contracts with customers discussed above are at prices that are known to the customer at the time of delivery, either through regulated tariff rates, a fixed contractual price or market prices that are established and tied to each delivery. These amounts match the value to the customer as they are purchasing and obtaining the good or service on the same day at the agreed-upon price. This eliminates any variable consideration in transaction price, and as a result revenue is recognized at this price at the time of delivery.

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

Because the Invoiced practical expedient is used for recognizing revenue, SJI and SJG further adopted the Practical Expedient in ASC 606 that allows both companies to not disclose additional information regarding remaining performance obligations.

SJI and SJG disaggregate revenue from contracts with customers into customer type and product line. SJI and SJG have determined that disaggregating revenue into these categories achieves the disclosure objective in ASC 606 to depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors. Further, disaggregating revenue into these categories is consistent with information regularly reviewed by the CODM in evaluating the financial performance of SJI's operating segments. SJG only operates in the SJG Utility Operations segment. See Note 8 for further information regarding SJI's operating segments.

Disaggregated revenues from contracts with customers are disclosed below, by operating segment, for the years ended December 31, (in thousands):

2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$349,111	$223,221	$2,179	$—	$—	$—	$1,978	$—	$576,489
Commercial & Industrial	144,300	114,300	2,544	683,152	19,907	15,617	—	(7,779)	972,041
OSS & Capacity Release	7,673	—	—	—	—	—	—	—	7,673
Other	2,048	1,629	203	—	—	—	—	—	3,880
	$503,132	$339,150	$4,926	$683,152	$19,907	$15,617	$1,978	$(7,779)	$1,560,083
Product Line:
Gas	$503,132	$339,150	$4,926	$683,152	$—	$—	$—	$(7,544)	$1,522,816
Electric	—	—	—	—	19,907	—	—	(1,971)	17,936
Solar	—	—	—	—	—	8,426	—	—	8,426
CHP	—	—	—	—	—	3,502	—	—	3,502
Landfills	—	—	—	—	—	3,689	—	—	3,689
Other	—	—	—	—	—	—	1,978	1,736	3,714
	$503,132	$339,150	$4,926	$683,152	$19,907	$15,617	$1,978	$(7,779)	$1,560,083

2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Electric Operations	On-site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$356,646	$217,195	$3,494	$—	$14,164	$—	$2,042	$—	$593,541
Commercial & Industrial	116,959	103,590	4,197	633,720	42,735	48,748	—	(12,758)	937,191
OSS & Capacity Release	8,951	—	—	—	—	—	—	—	8,951
Other	2,456	10,242	166	—	—	—	—	—	12,864
	$485,012	$331,027	$7,857	$633,720	$56,899	$48,748	$2,042	$(12,758)	$1,552,547
Product Line:
Gas	$485,012	$331,027	$7,857	$633,720	$—	$—	$—	$(5,433)	$1,452,183
Electric	—	—	—	—	56,899	—	—	(7,935)	48,964
Solar	—	—	—	—	—	15,111	—	—	15,111
CHP	—	—	—	—	—	27,993	—	—	27,993
Landfills	—	—	—	—	—	5,644	—	—	5,644
Other	—	—	—	—	—	—	2,042	610	2,652
	$485,012	$331,027	$7,857	$633,720	$56,899	$48,748	$2,042	$(12,758)	$1,552,547

2018
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Gas Operations	Retail Electric Operations	On-site Energy Production	Appliance Service Operations	Corporate Services and Intersegment	Total
Customer Type:
Residential	$329,207	$82,763	$1,482	$—	$—	$29,762	$—	$1,957	$—	$445,171
Commercial & Industrial	132,055	42,935	1,815	652,833	75,651	94,483	72,374	—	(24,392)	1,047,754
OSS & Capacity Release	11,536	—	—	—	—	—	—	—	—	11,536
Other	2,699	2,949	65	—	—	—	—	—	—	5,713
	$475,497	$128,647	$3,362	$652,833	$75,651	$124,245	$72,374	$1,957	$(24,392)	$1,510,174
Product Line:
Gas	$475,497	$128,647	$3,362	$652,833	$75,651	$—	$—	$—	$(10,181)	$1,325,809
Electric	—	—	—	—	—	124,245	—	—	(7,904)	116,341
Solar	—	—	—	—	—	—	35,444	—	(6,307)	29,137
CHP	—	—	—	—	—	—	30,473	—	—	30,473
Landfills	—	—	—	—	—	—	6,457	—	—	6,457
Other	—	—	—	—	—	—	—	1,957	—	1,957
	$475,497	$128,647	$3,362	$652,833	$75,651	$124,245	$72,374	$1,957	$(24,392)	$1,510,174

The SJG balance is a part of the SJG Utility Operations segment, and is before intercompany eliminations with other SJI entities.

Revenues on the consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK utility operating segments (including CIP and WNC), (b) both utility and nonutility realized revenue from derivative contracts at the SJG and ETG Utility, Wholesale Energy, Retail Gas and Retail Electric operating segments, and (c) unrealized revenues from derivative contracts of the Wholesale Energy, Retail Gas and Retail Electric operating segments (see Note 16).

The Utilities' rate mechanisms that qualify as alternative revenue programs are described in Note 10. These mechanisms are subject to compliance filings on at least an annual basis, and the tariff rate adjustments are designed to occur over this compliance period. These rate mechanisms satisfy the criteria in ASC 980-605-25-4, as (a) each mechanism is established by order of the BPU for SJG and ETG, and the MPSC for ELK; (b) the amounts recoverable under each program are determined by tracking and are probable of recovery; and (c) the adjustments to tariff rates are designed to recover from or refund to customers within a 24 month period. For each individual rate reconciling mechanism, operating revenues are recognized when allowable costs are greater than the amounts billed in the current period and are reduced when allowable costs are less than amounts billed in the current period. Total revenues arising from alternative revenue programs at SJI were $38.1 million, $29.0 million and $13.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total revenues arising from alternative revenue programs at SJG were $28.0 million, $34.8 million and $16.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (a)	Unbilled Revenue (b)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2020	$253,661	$84,821
Ending balance as of December 31, 2020	278,723	85,423
Increase (Decrease)	$25,062	$602

Beginning balance as of January 1, 2019	$337,502	$79,538
Ending balance as of December 31, 2019	253,661	84,821
Increase (Decrease)	$(83,841)	$5,283

SJG:
Beginning balance as of January 1, 2020	$84,940	$45,016
Ending balance as of December 31, 2020	88,657	46,837
Increase (Decrease)	$3,717	$1,821

Beginning balance as of January 1, 2019	$101,572	$43,271
Ending balance as of December 31, 2019	84,940	45,016
Increase (Decrease)	$(16,632)	$1,745

(a) Included in Accounts Receivable in the consolidated balance sheets. A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer.

(b) Included in Unbilled Revenues in the consolidated balance sheets. All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional.

20.    ACQUISITIONS & BUSINESS COMBINATIONS

During the years ended December 31, 2020 and 2019, SJI completed several acquisitions and business combinations as described below. In each case, the amount of revenues and net income included in the Company’s consolidated statements of income for the year of the acquisition (or the following year) was not material. For the transactions that have been accounted for as business combinations, our results would not have been materiality different for the periods presented prior to the acquisitions if the acquisitions had occurred at the beginning of the periods presented herein. In addition, the amounts of acquisition-related costs were not material for these transactions.

Catamaran/Annadale Acquisition
On August 12, 2020, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. Catamaran was formed for the purpose of developing, owning and operating renewable energy projects, and will support SJI's commitment to clean energy initiatives. On the same date, Catamaran purchased 100% ownership in Annadale, an entity that owns two fuel cell projects totaling 7.5 MW in Staten Island, New York. Construction was completed after the acquisition and these fuel cell projects became operational in December 2020. Marina has a 93% ownership interest in Annadale, and Marina fully consolidates the entity as Marina directs the activities of the entity that most significantly impact the entity’s economic performance.

ASC 805, Business Combinations, states that a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. As the acquisition of Annadale did not meet the definition of a business combination under ASC 805, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. The acquisition of Annadale included a land lease (see Note 9) and working capital.

Marina invested $80.2 million in Annadale as part of this $86.2 million acquisition, with the remaining $6.0 million being contributed by the noncontrolling minority interest owner, which is recorded as Noncontrolling Interest within Total Equity on the consolidated balance sheets as of December 31, 2020. The acquisition was primarily comprised of $80.6 million in Nonutility Property, Plant & Equipment, $23.9 million in Cash and Cash Equivalents, and $4.3 million in Other Noncurrent Assets, partially offset by $21.2 million in Accounts Payable and Other Current & Noncurrent Liabilities. The major depreciable assets of Annadale are the fuel cell modules, which will be depreciated over their estimated useful lives of 35 years (see Note 1). The land lease is being amortized over the lease term of 35 years (see Note 9).

All assets and financial results of Catamaran and Annadale are included in the On-Site Energy Production segment.

EnerConnex Acquisition

On August 7, 2020, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex for total consideration of $7.5 million. This acquisition supports the Company's initiative to expand its energy consulting business. EnerConnex does not have any regulated operations.

The acquisition of EnerConnex was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the total estimated purchase price of an acquisition is allocated to the net assets based on their estimated fair values.

Prior to this transaction, SJEI previously had a 25% investment in EnerConnex that was accounted for under the equity method of accounting. As this was a business combination achieved in stages, an approximately $2.0 million (pre-tax) gain was recorded as a result of remeasuring the carrying value of the previously held equity interest in EnerConnex to its acquisition date fair value. This gain was recorded in Other Income on the consolidated statements of income. The acquisition date fair value of the previously held equity interest was $2.5 million and was determined based on the cash consideration exchanged for the remaining 75% of EnerConnex. The total of the $7.5 million in cash consideration for the remaining 75%, the $2.5 million acquisition date fair value of the previously held interest, and $0.2 million in assumed liabilities served as the total allocable basis shown in the preliminary purchase price allocation below.

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

(A) The identifiable intangible asset balances shown in the table above are related to customer relationships acquired in the transaction, and are included in Other Noncurrent Assets on the consolidated balance sheets. See Note 21.

All assets and financial results of EnerConnex are included in the Corporate & Services segment.

Solar Projects Acquisitions

SJI, through its wholly-owned subsidiary Marina, completed its acquisition of three LLCs on June 30, 2020, and acquired a fourth LLC on August 21, 2020. These entities own newly operational rooftop solar-generation sites located in New Jersey, and were acquired for $3.8 million in total consideration. The total purchase price equaled the fair value of property, plant, and equipment that were acquired in the transactions. Costs related to these acquisitions were not material. The purchase of these entities is in support of the New Jersey Energy Master Plan.

All assets and financial results of these entities are included in the On-Site Energy Production segment.

RNG Dairy Farm Development Rights Acquisition

On December 23, 2020, SJI completed its asset acquisition of renewable natural gas development rights in certain dairy farms, previously owned by REV LNG, for total consideration of $10.0 million. The development rights are associated with dairy farms that will be developed as RNG projects. This acquisition is consistent with SJI's commitment to decarbonization, as REV LNG specializes in the development, production and transportation of renewable natural gas, liquified natural gas and compressed natural gas. Among its service offerings, REV LNG acquires the rights to build anaerobic digesters on dairy farms to produce RNG for injection into natural gas pipelines. SJI's investment in REV LNG includes an interest in RNG projects, a developing pipeline of RNG projects, as well as certain energy infrastructure assets associated with transporting and supplying RNG to market.

The assets for the dairy farm development rights are included in the Corporate & Services segment.

AEP Acquisition

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration, inclusive of certain working capital and other closing adjustments. AEP does not have any regulated operations.

The acquisition of AEP was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The total net assets acquired of $4.0 million is comprised of $2.4 million of intangibles (which are related to customer relationships - see Note 21), $1.8 million of goodwill and $(0.2) million of various working capital items. During 2020, the Company finalized its valuation of assets and liabilities in connection with the acquisition of AEP. There were no changes to the purchase price or the allocation during the measurement period.

All assets and financial results of AEP are included in the Corporate & Services segment.

21.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

GOODWILL - Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration paid or transferred over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. See Note 1 for a discussion of the methods used to determine the fair value of goodwill.

The Company performs its annual goodwill impairment test as of October 1 of each fiscal year beginning with a qualitative assessment at the reporting unit level. The reporting unit level is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. Factors utilized in the qualitative analysis performed on goodwill in our reporting units include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.

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

Subsequent to December 31, 2019, certain qualitative factors were present that required the Company to perform a quantitative assessment for goodwill impairment at March 31, 2020 related to the ETG reporting unit. The qualitative factors primarily included macroeconomic conditions related to the COVID-19 pandemic. During the third quarter of 2020, due to a decline in market conditions for gas distributors and our performance relative to the overall sector, the Company determined it necessary to perform a quantitative goodwill impairment analysis as of September 30, 2020 related to the ETG reporting unit. There were no impairments recorded as a result of either interim impairment test. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

In preparing the goodwill impairment tests, the fair value of the reporting unit was calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, capital expenditures, tax rates, projected terminal values and assumptions related to discount and growth rates, and implied market multiples for a selected group of peer companies. Based on the analysis performed, the fair value of the ETG reporting unit closely approached, but exceeded, its carrying amount. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

The following table summarizes the changes in goodwill for the years ended December 31, 2020 and 2019, respectively (in thousands):

	2020	2019
Beginning Balance, January 1	$702,070	$734,607
Goodwill from AEP Acquisition at Corporate & Services segment (see Note 20)	—	1,843
Goodwill from EnerConnex Acquisition at Corporate & Services segment (see Note 20)	4,890	—
ETG and ELK Acquisition-related Working Capital Settlement at the ETG and ELK Utility Operations segments	—	(15,600)
ETG and ELK Fair Value Adjustments During Measurement Period at the ETG and ELK Utility Operations segments	—	(15,143)
Impairment Charge at the On-Site Energy Production segment	—	(3,637)
Ending Balance, December 31	$706,960	$702,070

As of December 31, 2020, $700.2 million was included in the ETG Utility Operations segment and $6.8 million was included in the Corporate & Services segment.

As of December 31, 2019, $700.2 million was included in the ETG Utility Operations segment and $1.9 million was included in the Corporate & Services segment. In addition, as of December 31, 2019, goodwill of $0.1 million was reclassified to Assets Held for Sale in the ELK Utility Operations segment (see Note 1).

In 2019, as a result of the agreement to sell MTF & ACB (see Note 1), the Company recorded a $3.6 million impairment charge on goodwill due to the purchase price being less than the total carrying value. This impairment charge was taken at the On-Site Energy Production segment and recorded to Impairment Charges on the consolidated statements of income.

The Company concluded, based on the results of its at least annual goodwill impairment assessments performed for other reporting units during the years ended December 31, 2020, 2019 and 2018 that there were no additional goodwill impairments identified.

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships, including those obtained in the acquisitions of EnerConnex and AEP (see Note 20), interconnection and power purchase agreements at Annadale (collectively "Annadale intangible assets") and the AMA (see Note 1). The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years.

No impairment charges were taken on identifiable intangible assets in 2020. In 2019, as a result of the agreement to sell MTF & ACB (see Note 1), the Company recorded a $4.8 million impairment charge on identifiable intangible assets, which were included in Assets Held for Sale as of December 31, 2019, due to the purchase price being less than the total carrying value. This impairment charge was taken at the On-Site Energy Production segment and recorded to Impairment Charges on the consolidated statements of income. No impairment charges were taken on identifiable intangible assets in 2018. See Note 1 for a discussion of the methods used to determine the fair value of intangible assets.

SJI's identifiable intangible assets were as follows (in thousands):

	As of December 31, 2020
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$6,900	$(338)	$6,562
AMA (See Note 1)	19,200	(12,800)	6,400
Annadale Intangible Assets	4,318	(22)	4,296
Total	$30,418	$(13,160)	$17,258

	As of December 31, 2019
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$2,400	$(53)	$2,347
AMA (See Note 1)	19,200	(7,680)	11,520
Total	$21,600	$(7,733)	$13,867

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Total SJI amortization expense related to identifiable intangible assets was $5.4 million, $6.1 million, and $3.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. The decrease from 2019 to 2020 is due to the impairment of intangibles noted above, along with the sale of MTF/ACB (see Note 1).

As of December 31, 2020, SJI's estimated amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	SJI
2021	$5,844
2022	$2,004
2023	$724
2024	$724
2025	$724

The decreases in estimated amortization expense in the table above are due to the AMA ceasing in March 2022 (see Note 1).

22.    SUBSEQUENT EVENTS:

Events occurring subsequent to December 31, 2020 have been evaluated through the date the financial statements were available to be issued. Management has concluded that there are no events requiring adjustment to, or disclosure in, the financial statements for SJI or SJG.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and changes in equity and comprehensive income, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15(a)3 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulation - Impact of Rate-Regulation on the Financial Statements — Refer to Notes 1, 10 and 11 to the financial statements

Critical Audit Matter Description

South Jersey Gas Company (“SJG”) and Elizabethtown Gas Company (“ETG”) are regulated natural gas utilities which distribute natural gas in New Jersey. SJG and ETG are subject to regulation by the New Jersey Board of Public Utilities (the “BPU”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements in accordance with ASC 980, Regulated Operations. Accounting for the economics of rate-regulation impacts multiple financial statement line items, including utility property, plant, and equipment; regulatory assets and liabilities; operating revenues; operations and maintenance expenses; and depreciation expense, and effects multiple disclosures in the Company’s financial statements.

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

While SJG and ETG have indicated they expect to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate-regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2020, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of recovery in future rates of incurred costs or refunds to customers or future reduction in rates. Given that management’s accounting judgements are based on assumptions about the outcome of future decisions by the BPU, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

•We read relevant regulatory orders issued by the BPU for SJG, ETG and other public utilities in New Jersey; regulatory statutes, interpretations, procedural memorandums, and filings made by interveners; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the BPU’s treatment of similar costs under similar circumstances. We also obtained and read the September 23, 2020 BPU order adopting the stipulation of settlement for SJG’s March 2020 base rate case as well as the publicly available filings made by SJG and its related attachments. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected SJG's and ETG's filings with the BPU and the filings with the BPU by interveners that may impact the Company's future rates, for any evidence that might contradict management's assertions.

•We obtained representation from management, as well as the regulatory orders, filings, and analysis, including letters from external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or future refund or reduction in rates.

Investment in Affiliates – PennEast — Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company, through its subsidiary Midstream, is a 20 percent investor in PennEast Pipeline Company, LLC (“PennEast”), a partnership whose purpose is to construct and operate a natural gas pipeline that will extend from Northeastern Pennsylvania into New Jersey. In the third quarter of 2019, PennEast received adverse court rulings, which remain in effect as of December 31, 2020. PennEast is pursuing legal remedies as well as pursuing changes to the development plan for the pipeline, including a filing with the Federal Energy Regulatory Commission (“FERC”) seeking a phased approach to construction. The Company evaluated its investment for other-than-temporary impairment by comparing the estimated fair value of the investment to the carrying value and determined that an impairment charge was not necessary. The Company estimated the fair value of its investment using probability-weighted scenarios of discounted future cash flows. Management made significant estimates and assumptions related to development options and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. The discounted cash flow scenarios contemplate the impact of key assumptions of potential future court decisions and potential future management decisions and requires management to make significant estimates regarding the likelihood of various scenarios and assumptions.

We identified the evaluation of other-than-temporary impairment for the investment in PennEast as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of its investment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the probabilities associated with the development options and legal and regulatory outcomes, the forecasts of revenues and construction costs, and the selection of the discount rate used in the probability-weighted scenarios of discounted future cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the probabilities associated with the development options and legal and regulatory outcomes, the forecasts of future revenues and construction costs, and the selection of the discount rate used by management in the probability-weighted scenarios of discounted future cash flows used in the evaluation of impairment for the PennEast investment, included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the PennEast investment for impairment including those related to the probabilities associated with the development options and legal and regulatory outcomes, the forecasting of future revenues and construction costs, and the selection of the discount rate.

•We evaluated the reasonableness of the probabilities related to the development options and legal outcomes by making inquiries with legal counsel regarding the likely outcomes of future court rulings, and with operations and executive management regarding the viability of development options. We compared the results of these legal and management inquiries to internal communications to management, the Board of Directors, and PennEast member partners to search for contradictory information. We also read external information included in press releases, earnings releases, regulatory and legal filings, and other PennEast member partner communications to search for contradictory information.

•We evaluated the reasonableness of the forecasts of revenues (including forecasted volumes and rates) and construction costs by:

◦Comparing management’s volume assumptions to contractual agreements where applicable and information regarding demand and capacity volumes in the region for the remaining volumes.

◦Comparing management’s rate assumptions to contractual agreements.

◦Evaluating the completeness of management’s construction cost assumptions by comparing other similar pipeline project costs to the construction costs assumed by management, in addition to agreeing to source information used by management to evaluate the construction cost estimate.

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

ETG Goodwill — Refer to Note 21 to the financial statements

Critical Audit Matter Description

SJI’s acquisition of ETG on July 1, 2018 resulted in a goodwill balance of $700 million. The value and economics of ETG is primarily driven by the Company earning a regulated return from its customer base on capital investments that are required to distribute gas from transmission pipelines to its customer base. These investments and the associated return are subject to scrutiny and approval from the BPU through base rate cases and other rate programs and approvals.

The Company performs a quantitative goodwill impairment test at the reporting unit level at least annually in the fourth quarter of each fiscal year. If an impairment triggering event occurs, the Company performs a goodwill impairment test at the reporting unit level in the quarter applicable to that event. Assumptions utilized in the quantitative goodwill impairment test include, among other things, revenue and operating margin forecasts, discount rate, growth rate and market-based valuation assumptions.

We identified the valuation of ETG goodwill as a critical audit matter due to the level of judgement involved in developing assumptions to estimate the fair value of ETG. A high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and operating margin and the selection of the discount rate, growth rate, and market-based valuation assumptions, specifically due to the sensitivity to changes in the macroeconomic environment due to COVID-19.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of revenue and operating margin and the selection of the discount rate, growth rate, and market-based valuation assumptions used by management to estimate the fair value of ETG included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of ETG, such as controls related to management’s selection of the discount rate, growth rate and market-based assumptions, and forecasts of revenue and operating margin.

•We evaluated management’s ability to accurately forecast revenues and operating margins by comparing actual results to management’s historical forecasts.

•We evaluated application of future revenue and operating margins in the ETG goodwill valuation model by developing a range of independent estimates; and comparing independent valuation outcomes based on those independent estimates to the fair value of ETG developed by management.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, growth rate, and market-based assumptions by:

◦Testing the source information underlying the determination of the assumptions.

◦Testing the mathematical accuracy of the underlying calculations.

◦Developing a range of independent estimates and comparing those to the assumptions selected by management.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 24, 2021

We have served as the Company's auditor since 1948.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of South Jersey Gas Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2020 and 2019, the related statements of income, comprehensive income, cash flows and changes in common equity and comprehensive income, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)3 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulation - Impact of Rate-Regulation on the Financial Statements — Refer to Notes 1, 10 and 11 to the financial statements

Critical Audit Matter Description

The Company is a regulated natural gas utility which distributes natural gas in New Jersey. The Company is subject to regulation by the New Jersey Board of Public Utilities (the “BPU”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements in accordance with ASC 980, Regulated Operations. Accounting for the economics of rate-regulation impacts multiple financial statement line items, including utility property, plant, and equipment; regulatory assets and liabilities; operating revenues; operations and maintenance expenses; and depreciation expense, and effects multiple disclosures in the Company’s financial statements.

The BPU approves the rates that are charged to rate-regulated customers for services provided and the terms of service under which the Company operates. The rates and established terms of service are designed to enable the Company to recover costs of service and obtain a fair and reasonable return on capital invested. The impact of the ratemaking process and decisions authorized by the BPU allow the Company to capitalize and defer certain costs that are expected to be recovered from its customers as regulatory assets, and to recognize certain obligations representing amounts that are probable future expenditures as regulatory liabilities in accordance with accounting guidance applicable to regulated operations. Decisions to be made by the

BPU in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required.

While the Company indicated it expects to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate-regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2020, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of recovery in future rates of incurred costs or refunds to customers or future reduction in rates. Given that management’s accounting judgements are based on assumptions about the outcome of future decisions by the BPU, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

•We read relevant regulatory orders issued by the BPU for the Company, Elizabethtown Gas Company, and other public utilities in New Jersey; regulatory statutes, interpretations, procedural memorandums, and filings made by interveners; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the BPU’s treatment of similar costs under similar circumstances. We also obtained and read the September 23, 2020 BPU order adopting the stipulation of settlement for the Company’s March 2020 base rate case as well as the publicly available filings made by the Company and its related attachments. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected SJG's and ETG's filings with the BPU and the filings with the BPU by interveners that may impact the Company's future rates, for any evidence that might contradict management's assertions.

•We obtained representation from management, as well as the regulatory orders, filings, and analysis, including letters from external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or future refund or reduction in rates.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 24, 2021

We have served as the Company's auditor since 1948.

Quarterly Financial Data (Unaudited)
(Summarized quarterly results of SJI's and SJG's operations, in thousands except for per share amounts)

	2020 Quarter Ended				2019 Quarter Ended
SJI (includes SJG and all other consolidated subsidiaries):	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$534,112	$259,964	$261,549	$485,758	$637,298	$266,934	$261,203	$463,191
Expenses:
Cost of Sales - (Excluding depreciation)	266,068	147,653	176,029	269,185	402,387	165,341	190,366	273,873
Operations, Impairment Charges, Net Gains on Sale of Assets, Depreciation and Maintenance Including Interest Charges	130,956	118,073	119,046	138,767	124,794	118,444	116,056	138,641
Income Taxes	33,370	(178)	(19,467)	8,939	24,949	(4,646)	(10,925)	11,683
Energy and Other Taxes	3,862	2,636	2,730	2,690	4,217	2,717	2,663	2,399
Total Expenses	434,256	268,184	278,338	419,581	556,347	281,856	298,160	426,596
Other Income and Expense & Equity in Earnings of Affiliated Companies	1,244	5,642	6,445	2,942	4,748	1,618	2,211	2,945
Income (Loss) from Continuing Operations	101,100	(2,578)	(10,344)	69,119	85,699	(13,304)	(34,746)	39,540
Loss from Discontinued Operations - (Net of tax benefit)	(59)	(61)	(58)	(77)	(62)	(95)	(59)	(56)
Net Income (Loss)	$101,041	$(2,639)	$(10,402)	$69,042	$85,637	$(13,399)	$(34,805)	$39,484

Basic Earnings (Loss) Per Common Share:
Continuing Operations	$1.09	$(0.03)	$(0.10)	$0.69	$0.94	$(0.14)	$(0.38)	$0.43
Discontinued Operations	—	—	—	—	—	—	—	—
Basic Earnings (Loss) Per Common Share	$1.09	$(0.03)	$(0.10)	$0.69	$0.94	$(0.14)	$(0.38)	$0.43
Average Shares of Common Stock Outstanding - Basic	92,445	93,712	100,587	100,590	91,332	92,389	92,392	92,130

Diluted Earnings (Loss) Per Common Share:
Continuing Operations	$1.09	$(0.03)	$(0.10)	$0.69	$0.94	$(0.14)	$(0.38)	$0.43
Discontinued Operations	—	—	—	—	—	—	—	—
Diluted Earnings (Loss) Per Common Share	$1.09	$(0.03)	$(0.10)	$0.69	$0.94	$(0.14)	$(0.38)	$0.43
Average Shares of Common Stock Outstanding - Diluted	92,556	93,712	100,587	100,780	91,432	92,389	92,392	92,253

	2020 Quarter Ended				2019 Quarter Ended
SJG:	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$240,694	$87,182	$66,190	$177,721	$272,198	$62,268	$62,039	$172,721

Expenses:
Cost of Sales (excluding depreciation)	80,534	25,546	20,575	54,607	118,880	2,654	19,268	70,542
Operations, Depreciation and Maintenance Including Fixed Charges	61,442	58,853	58,772	68,624	60,832	56,141	57,771	62,412
Income Taxes	25,231	1,219	(3,293)	12,167	23,697	671	(3,747)	12,201
Energy and Other Taxes	1,615	1,070	1,194	1,108	1,989	1,154	1,159	584
Total Expenses	168,822	86,688	77,248	136,506	205,398	60,620	74,451	145,739
Other Income and Expense (See Note 1)	(1,350)	3,184	1,515	2,187	1,931	328	808	1,309
Net Income (Loss)	$70,522	$3,678	$(9,543)	$43,402	$68,731	$1,976	$(11,604)	$28,291
The sum of the quarters for basic and diluted earnings per common share for 2020, 2019 and 2018 does not equal the year's total due to the impact of shares issued or granted through equity offerings or stock plans (see Note 6), along with rounding. During the fourth quarter of 2020, SJI had an immaterial net loss from noncontrolling interest that is not included in the above table. See the consolidated statement of income.

NOTE:	Because of the seasonal nature of the business and the volatility from energy-related derivatives, results for the 3-month periods are not indicative of the results for a full year.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officers and principal financial officers, evaluated the effectiveness of the design and operation of SJI''s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that the disclosure controls and procedures employed at SJI and SJG, respectively, are effective.

Management's Report on Internal Control over Financial Reporting

The management of each of SJI and SJG are responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rule 13a-15(f) and 15d-15(f). The internal control system of each of SJI and SJG is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including each company's principal executive officer and principal financial officer, each of SJI and SJG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that each company's internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of SJI's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K. This report is not applicable to SJG which is not an accelerated filer or large accelerated filer.

Changes in Internal Control over Financial Reporting

There was no change in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, SJI’s internal control over financial reporting.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements and financial statement schedules.

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
February 24, 2021

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Director Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2021 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees," “Audit Committee,” and “Audit Committee Report.” Such information is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com, by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2021 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2021 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2021 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements of South Jersey Industries, Inc. and subsidiaries and the financial statements and notes to financial statements of South Jersey Gas Company, together with the respective reports thereon of Deloitte & Touche LLP, dated February 24, 2021, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Supplementary Financial Information

Information regarding selected quarterly financial data can be found in this Report under Item 8 - Financial Statements and Supplementary Data.

3 - Schedules

Schedule I - Condensed Financial Information of SJI as of December 31, 2020 and 2019 and for the three years ended December 31, 2020, 2019, and 2018.

Schedule II - Valuation and Qualifying Accounts of SJI and SJG.

All schedules, other than those listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)    List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(1)(a)(i)	Common Stock Underwriting Agreement, dated as of April 18, 2018, for SJI.	Incorporated by reference from Exhibit 1.1 of Form 8-K of SJI as filed April 23, 2018.

(1)(a)(ii)	Equity Units Underwriting Agreement, dated as of April 18, 2018, for SJI.	Incorporated by reference from Exhibit 1.2 of Form 8-K of SJI as filed April 23, 2018.

(1)(a)(iii)	ATM Equity Offering Sales Agreement, dated as of April 6, 2020, for SJI.	Incorporated by reference from Exhibit 1.1 of Form 8-K of SJI as filed April 6, 2020.

(2)(a)(i)	Asset Purchase Agreement, dated as of October 15, 2017, by and between Pivotal Utility Holdings, Inc. and South Jersey Industries, Inc.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed October 16, 2017.

(2)(b)(i)	Asset Purchase Agreement, dated as of June 27, 2018, by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed July 3, 2018.

(2)(b)(ii)	Solar Renewable Energy Certificate Purchase and Sale Agreement, dated as of June 27, 2018, by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2.2 of Form 8-K of SJI as filed July 3, 2018.

(2)(b)(iii)	Fifth Amendment Asset Purchase Agreement dated as of February 27, 2019 by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2(b)(iii) of Form 10-K of SJI as filed February 28, 2019.

(2)(b)(iv)	Purchase Agreement, dated as of December 5, 2019, by and between Marina and DTE Atlantic, LLC.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed December 9, 2019.

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., dated November 10, 1969.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 21, 1983.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 19, 1984.	Incorporated by reference from Exhibit 3.3 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iv)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 23, 1987.	Incorporated by reference from Exhibit 3.4 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(v)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated October 7, 1996.	Incorporated by reference from Exhibit 3.6 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vi)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated May 5, 2005.	Incorporated by reference from Exhibit 3.7 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 28, 2009.	Incorporated by reference from Exhibit 3.8 of Form 8-K of SJI as filed May 10, 2016.

South Jersey Industries, Inc.
Part IV

(3)(a)(viii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated June 2014.	Incorporated by reference from Exhibit 3.9 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ix)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated February 27, 2015.	Incorporated by reference from Exhibit 3.10 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(x)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated October 16, 2020.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed October 20, 2020.

(3)(a)(xi)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit 3(a) of Form 10-K of SJG as filed March 26, 1997.

(3)(b)(i)	Bylaws of South Jersey Industries, Inc. as amended and restated, effective November 30, 2020.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed November 30, 2020.

(3)(b)(ii)	Bylaws of South Jersey Gas Company as amended and restated through April 21, 2017.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJG as filed April 24, 2017.

(4)(a)(i)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit 4.9 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(ii)	Junior Subordinated Indenture, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(iii)	First Supplemental Indenture, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(iv)	Form of 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(v)	Purchase Contract and Pledge Agreement, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.4 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(vi)	Form of Remarketing Agreement, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.5 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(vii)	Form of Corporate Units, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.6 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(viii)	Form of Treasury Units, dated as of April 23, 2018, for SJI.	Incorporated by reference from Exhibit 4.7 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(ix)	Forward Sale Agreement, dated, April 18, 2018, for SJI.	Incorporated by reference from Exhibit 4.8 of Form 8-K of SJI as filed April 23, 2018.

(4)(a)(x)	First Mortgage Indenture, dated as of July 2, 2018, for ETG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed December 26, 2018.

South Jersey Industries, Inc.
Part IV

(4)(a)(xi)	First Supplemental Indenture, dated as of December 20, 2018, for ETG.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed December 26, 2018.

(4)(b)(i)	Supplemental Indenture Amending and Restating First Mortgage Indenture, dated as of January 23, 2017, for SJG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(ii)	First Supplemental Indenture, dated as of January 23, 2017, for SJG	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(iii)	Second Supplemental Indenture, dated as of September 27, 2019, for ETG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI dated October 2, 2019.

(4)(c)(i)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(ii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iii)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(4)(c)(v)	Fifth Supplement, dated as of January 25, 2017, for SJG	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated January 30, 2017.

(4)(c)(vi)	Second Supplemental Indenture, dated as of April 16, 2020, for SJG	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 20, 2020.

(4)(c)(vii)	Form of Senior Secured Note, Series F, 2020, Tranche A for SJG	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG as filed April 20, 2020.

(4)(c)(viii)	Form of Senior Secured Note, Series F, 2020, Tranche B for SJG	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG as filed April 20, 2020.

(4)(c)(ix)	Form of Senior Secured Note, Series F, 2020, Tranche C for SJG	Incorporated by reference from Exhibit 4.4 of Form 8-K of SJG as filed April 20, 2020.

(4)(c)(x)	Third Supplemental Indenture, dated as of November 10, 2020, for ETG	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI dated November 13, 2020.

(4)(d)	Description of Securities (filed herewith).

Exhibit Number	Description	Reference

South Jersey Industries, Inc.
Part IV

(10)(e)(i)*	Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.	Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit (10)(f)(i) of Form 10-K for 2014.

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(iii)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(iv)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(v)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(vii)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(viii)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(ix)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(x)	Term Loan Credit Agreement, dated as of October 28, 2015, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 2, 2015.

South Jersey Industries, Inc.
Part IV

(10)(g)(xi)	First Amendment to Letter of Credit Reimbursement Agreements dated as of March 10, 2016.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 11, 2016.

(10)(g)(xii)	364-Day Revolving Credit Agreement, dated as of September 7, 2016, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 9, 2016.

(10)(g)(xiii)	Note Purchase Agreement, dated as of January 25, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xv)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(10)(g)(xvi)	Five-Year Revolving Credit Agreement, dated as of August 7, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated August 10, 2017.

(10)(g)(xvii)	Five-Year Revolving Credit Agreement, dated as of August 14, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated August 15, 2017.

(10)(g)(xviii)	Note Purchase Agreement, dated as of August 16, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 19, 2018.

(10)(g)(xix)	First Amendment to 364-Day Revolving Credit Agreement, dated as of September 6, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 6, 2017.

(10)(g)(xx)	Note Purchase Agreement, dated as of April 25, 2018, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated April 27, 2018.

(10)(g)(xxi)	Revolving Credit Agreement, dated as of June 26, 2018, for ETG and ELK (Borrowers) and SJI (Guarantor).	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated July 2, 2018.

(10)(g)(xxii)	Second Amendment to the Note Purchase Agreement (dated as of June 28, 2012) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.1 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxiii)	Second Amendment to the Note Purchase Agreement (dated as of August 16, 2017) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.3 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxiv)	First Amendment to the Note Purchase Agreement (dated as of April 25, 2018) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.4 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxv)	First Amendment to the Note Purchase Agreement (dated as of March 1, 2010) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.5 of Form 8-K of SJI dated July 10, 2018.

South Jersey Industries, Inc.
Part IV

(10)(g)(xxvi)	First Amendment to the Note Purchase Agreement (dated as of December 30, 2010) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.6 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxvii)	First Amendment to the Note Purchase Agreement (dated as of April 2, 2012) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.7 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxviii)	Second Amendment to the Note Purchase Agreement (dated as of September 20, 2012) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.8 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxix)	First Amendment to the Note Purchase Agreement (dated as of November 21, 2013) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.9 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxx)	First Amendment to the Note Purchase Agreement (dated as of January 25, 2017) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.10 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxi)	First Amendment to the Five-Year Revolving Credit Agreement (dated as of August 14, 2017) for SJG, dated as of June 14, 2018.	Incorporated by reference from Exhibit 99.11 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxii)	First Amendment to the Term Loan Credit Agreement (dated as of January 26, 2017) for SJG, dated as of June 15, 2018.	Incorporated by reference from Exhibit 99.12 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxiii)	Third Amendment to the 364-Day Revolving Credit Agreement (dated as of September 6, 2016) for SJI, dated as of June 13, 2018.	Incorporated by reference from Exhibit 99.13 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxiv)	Second Amendment to the Five-Year Revolving Credit Agreement (dated as of August 7, 2017) for SJI, dated as of June 14, 2018.	Incorporated by reference from Exhibit 99.14 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxv)	Second Amendment to the Term Loan Credit Agreement (dated as of October 28, 2015) for SJI, dated as of June 26, 2018.	Incorporated by reference from Exhibit 99.15 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxxvi)	Term Loan Credit Agreement, dated as of October 26, 2018, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated October 31, 2018.

(10)(g)(xxxvii)	Bond Purchase Agreement, dated as of December 20, 2018, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated December 26, 2018.

(10)(g)(xxxviii)	Second Amendment to Five-Year Revolving Credit Agreement, dated as of June 7, 2019, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated June 12, 2019.

(10)(g)(xxxix)	Third Amendment to Five-Year Revolving Credit Agreement and Commitment Increase Agreement, dated as of June 7, 2019, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 12, 2019.

South Jersey Industries, Inc.
Part IV

(10)(g)(xl)	Second Amendment to Two-Year Revolving Credit Agreement and Extension Agreement, dated as of June 7, 2019, for SJI, ETG and ELK.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated June 12, 2019.

(10)(g)(xli)	Fourth Amendment to 364-Day Revolving Credit Agreement dated as of September 6, 2019, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 12, 2019.

(10)(g)(xlii)	Credit Agreement dated as of September 23, 2019, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 23, 2019.

(10)(g)(xliii)	Bond Purchase Agreement, dated as of September 27, 2019, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated October 2, 2019.

(10)(g)(xliv)	Credit Agreement dated as of March 26, 2020, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI filed March 31, 2020.

(10)(g)(xlv)	Credit Agreement, dated as of April 3, 2020, for SJI	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed April 6, 2020.

(10)(g)(xlvi)	Third Amendment to Two-Year Revolving Credit Agreement and Extension Agreement, dated as of April 29, 2020, for ETG, ELK, and SJIU (Borrowers) and SJI (Guarantor)	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed May 4, 2020.

(10)(g)(xlvii)	Note Purchase Agreement, dated as of May 27, 2020, for SJI	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed May 29, 2020.

(10)(g)(xlviii)	Note Purchase Agreement, dated as of April 16, 2020, for SJG	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG as filed April 20, 2020.

(10)(g)(xlix)	Bond Purchase Agreement, dated as of November 10, 2020, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 13, 2020.

(10)(h)(i)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, Marina and DCO Energy, LLC.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 7, 2016.

(10)(h)(ii)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, DCO Energy, LLC and Marina.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated January 7, 2016.

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	SJI - Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

South Jersey Industries, Inc.
Part IV

(31.1)	SJI - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	SJG - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.3)	SJI - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.4)	SJG - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	SJI - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	SJG - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.3)	SJI - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.4)	SJG - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

  * Constitutes a management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

South Jersey Industries, Inc.
Part IV
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
Date:	February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Rigby	Director, Chairman of the Board	February 24, 2021
(Joseph M. Rigby)

/s/ Michael J. Renna	Director, President & Chief Executive Officer	February 24, 2021
(Michael J. Renna)	(Principal Executive Officer)

/s/ Steven R. Cocchi	Senior Vice President & Chief Financial Officer	February 24, 2021
(Steven R. Cocchi)	(Principal Financial & Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 24, 2021
(Sarah M. Barpoulis)

/s/ Keith S. Campbell	Director	February 24, 2021
(Keith S. Campbell)

/s/ Victor A. Fortkiewicz	Director	February 24, 2021
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 24, 2021
(Sheila Hartnett-Devlin)

/s/ G. Edison Holland	Director	February 24, 2021
(G. Edison Holland)

/s/ Sunita Holzer	Director	February 24, 2021
(Sunita Holzer)

/s/ Kevin O'Dowd	Director	February 24, 2021
(Kevin O'Dowd)

/s/ Christopher Paladino	Director	February 24, 2021
(Christopher Paladino)

/s/ Frank L. Sims	Director	February 24, 2021
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
BY:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
Date:	February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melissa Orsen	President, Chief Operations Officer & Director	February 24, 2021
(Melissa Orsen)	(Principal Executive Officer)

/s/ Steven R. Cocchi	Chief Financial Officer & Director	February 24, 2021
(Steven R. Cocchi)	(Principal Financial & Accounting Officer)

/s/ David Robbins, Jr,	Director, President SJIU	February 24, 2021
(David Robbins, Jr.)

/s/ Joseph M. Rigby	Director, Chairman of the Board	February 24, 2021
(Joseph M. Rigby)

/s/ Victor A. Fortkiewicz	Director	February 24, 2021
(Victor A. Fortkiewicz)

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2020	2019	2018

Management Service Fee Revenues	$44,410	$34,757	$42,934

Operating Expenses:
Operations	47,241	42,481	67,869
Depreciation	801	646	600
Energy and Other Taxes	1,992	1,842	1,517
Total Operating Expenses	50,034	44,969	69,986

Operating Loss	(5,624)	(10,212)	(27,052)

Other Income:
Equity in Earnings of Subsidiaries	190,245	118,910	65,327
Other	18,191	10,863	17,608

Total Other Income	208,436	129,773	82,935

Interest Charges	56,692	58,956	54,678
Income Taxes	(11,177)	(16,584)	(16,698)

Income from Continuing Operations	157,297	77,189	17,903

Equity in Undistributed Earnings of Discontinued Operations	(255)	(272)	(240)

Net Income	157,042	76,917	17,663
Add: Loss Attributable to Noncontrolling Interest	(42)	—	—
Net Income Attributable to South Jersey Industries, Inc.	$157,084	$76,917	$17,663
The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV
SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2020	2019	2018

Net Income	$157,042	$76,917	$17,663
Other Comprehensive Income (Loss) - Net of Tax
Postretirement Liability Adjustment, net of tax of $2,316, $2,539, and $(3,731), respectively	(5,692)	(6,498)	10,636
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(12), $(11), and $(12), respectively	34	35	34
Total Other Comprehensive Income (Loss) - Net of Tax (A)	(5,658)	(6,463)	10,670

Comprehensive Income	$151,384	$70,454	$28,333
Add: Comprehensive Loss Attributable to Noncontrolling Interest	(42)	—	—
Comprehensive Income Attributable to South Jersey Industries, Inc.	$151,426	$70,454	$28,333

The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	South Jersey Industries, Inc.
	Years Ended December 31, 2018, 2019 and 2020

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total

Balance at January 1, 2018	$99,436	$709,658	$(271)	$(36,765)	$420,351	$1,192,409	$—	$1,192,409
Net Income	—	—	—	—	17,663	17,663	—	17,663
Other Comprehensive Income, Net of Tax	—	—	—	10,670	—	10,670	—	10,670
Common Stock Issued or Granted Through Equity Offering or Stock Plans	7,447	133,610	(21)	—	—	141,036	—	141,036
Cash Dividends Declared - Common Stock ($1.13 per share)	—	—	—	—	(94,756)	(94,756)	—	(94,756)

Balance at December 31, 2018	106,883	843,268	(292)	(26,095)	343,258	1,267,022	—	1,267,022
Net Income	—	—	—	—	76,917	76,917	—	76,917
Other Comprehensive Loss, Net of Tax	—	—	—	(6,463)	—	(6,463)	—	(6,463)
Common Stock Issued or Granted Under Stock Plans	8,610	184,634	3	—	—	193,247	—	193,247
Cash Dividends Declared - Common Stock ($1.16 per share)	—	—	—	—	(106,938)	(106,938)	—	(106,938)

Balance at December 31, 2019	115,493	1,027,902	(289)	(32,558)	313,237	1,423,785	—	1,423,785
Net Income	—	—	—	—	157,084	157,084	(42)	157,042
Other Comprehensive Loss, Net of Tax	—	—	—	(5,658)	—	(5,658)	—	(5,658)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,247	190,098	(32)	—	—	200,313	—	200,313
Cash Dividends Declared - Common Stock ($1.19 per share)	—	—	—	—	(114,643)	(114,643)	—	(114,643)
Capital Contributions of Noncontrolling Interest in Subsidiary	—	—	—	—	—	—	6,037	6,037

Balance at December 31, 2020	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876

 The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV
SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2020	2019	2018

CASH USED IN OPERATING ACTIVITIES	$(246,530)	$(12,039)	$(6,447)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Repayments from (Advances to) Associated Companies	124,140	(42,084)	366,342
Capital Expenditures	(12,961)	(29,944)	(24,155)
Cash Paid for Acquisition	—	—	(1,740,291)
Proceeds from Sale of PPE	56	171	51
Proceeds from (Purchase of) Company Owned Life Insurance	—	1,694	(1,298)

Net Cash Provided by (Used in) Investing Activities	111,235	(70,163)	(1,399,351)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long Term Debt	400,000	194,657	1,592,500
Principal Repayments of Long Term Debt	(250,000)	(715,000)	—
Payments for Issuance of Long Term Debt	(2,054)	(876)	(15,513)
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(98,100)	496,100	(217,400)
Dividends on Common Stock	(114,643)	(106,938)	(94,756)
Proceeds from Sale of Common Stock	200,000	189,032	173,750
Payments for the Issuance of Common Stock	(2,409)	—	(7,149)
Capital Contributions of Noncontrolling Interest in Subsidiary	6,037	—	—
Other	(1,023)	—	(776)

Net Cash Provided by Financing Activities	137,808	56,975	1,430,656

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2,513	(25,227)	24,858

Cash, Cash Equivalents and Restricted Cash at Beginning of Year	107	25,334	476

Cash, Cash Equivalents and Restricted Cash at End of Year	$2,620	$107	$25,334
The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2020	2019
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$6,649	$5,014
Accumulated Depreciation	(2,614)	(2,745)
Property, Plant and Equipment - Net	4,035	2,269
Investments:
Investments in Subsidiaries	2,958,076	2,558,155
Available-for-Sale Securities	32	40
Total Investments	2,958,108	2,558,195
Current Assets:
Cash and Cash Equivalents	2,620	107
Receivable from Associated Companies	190,829	312,449
Accounts Receivable	43	57
Other	19,365	25,460
Total Current Assets	212,857	338,073
Other Noncurrent Assets	65,933	56,092
Total Assets	$3,240,933	$2,954,629

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 220,000,000 shares (2020) and 120,000,000 shares (2019)
Outstanding Shares - 100,591,940 (2020) and 92,394,155 (2019)	$125,740	$115,493
Premium on Common Stock	1,218,000	1,027,902
Treasury Stock (at par)	(321)	(289)
Accumulated Other Comprehensive Loss	(38,216)	(32,558)
Retained Earnings	355,678	313,237
Total South Jersey Industries, Inc. Equity	1,660,881	1,423,785
Noncontrolling Interest	5,995	—
Total Equity	1,666,876	1,423,785

Long-Term Debt	964,602	854,599
Current Liabilities:
Notes Payable - Banks	475,000	573,100
Current Portion of Long-Term Debt	90,000	50,000
Payable to Associated Companies	3,305	784
Accounts Payable	6,112	3,088
Other Current Liabilities	23,396	25,353
Total Current Liabilities	597,813	652,325
Other Noncurrent Liabilities	11,642	23,920
Total Capitalization and Liabilities	$3,240,933	$2,954,629
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
Dividends were not received from subsidiaries in 2020, 2019 or 2018.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In Thousands)

Col. A	Col. B	Col. C				Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Regulated Asset (a)	Acquisition Adjustments (b)	Charged to Other Accounts - Describe (c)	Deductions - Describe (d)	Balance at End of Period

December 31, 2020
Valuation Allowance for Deferred Tax Assets	$—	$7,392	$—	$—	$—	$—	$7,392
Provision for Uncollectible Accounts	$19,829	$9,558	$10,953	$—	$909	$10,667	$30,582
December 31, 2019
Provision for Uncollectible Accounts	$18,842	$10,432	$—	$—	$(292)	$9,153	$19,829
December 31, 2018
Provision for Uncollectible Accounts	$13,988	$7,977	$—	$6,579	$(466)	$9,236	$18,842

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In Thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Regulated Asset (a)	Charged to Other Accounts - Describe (c)	Deductions - Describe (d)	Balance at End of Period
Provision for Uncollectible Accounts
December 31, 2020	$14,032	$6,209	$4,845	$424	$8,151	$17,359
December 31, 2019	$13,643	$7,193	—	$(292)	$6,512	$14,032
December 31, 2018	$13,799	$7,997	—	$(466)	$7,687	$13,643

(a) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order.
(b) Additions related to the ETG/ELK Acquisition.
(c) Recoveries of accounts previously written off and minor adjustments.
(d) Uncollectible accounts written off.