Form 10-Q
period 2021-03-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2021-05-06
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ______________________

Commission File Number	Exact name of registrant as specified in its charter	State of Incorporation	I.R.S. Employer Identification No.
1-6364	South Jersey Industries, Inc.	New Jersey	22-1901645
000-22211	South Jersey Gas Co	New Jersey	21-0398330

	Address of principal executive offices	City	State	Zip Code	Registrant's telephone number, including area code
South Jersey Industries, Inc.	1 South Jersey Plaza	Folsom	New Jersey	08037	(609)	561-9000
South Jersey Gas Co	1 South Jersey Plaza	Folsom	New Jersey	08037	(609)	561-9000

Securities registered pursuant to Section 12(b) of the Act:

South Jersey Industries, Inc.

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock - $1.25 par value per share	SJI	New York Stock Exchange
5.625% Junior Subordinated Notes due 2079	SJIJ	New York Stock Exchange
Corporate Units	SJIV	New York Stock Exchange
South Jersey Gas Co

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	N/A	N/A

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
If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of May 1, 2021 was 112,421,394 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of May 1, 2021 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is an indirect wholly-owned subsidiary of SJI and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
ADIT	Accumulated Deferred Income Taxes
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
Annadale	Annadale Community Clean Energy Projects LLC
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
Catamaran	Catamaran Renewables, LLC
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
COVID-19	Novel coronavirus
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
ETG/ELK Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States

IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
ITC	Investment Tax Credit
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
Marina	Marina Energy, LLC
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTN	Medium Term Notes
MW	Megawatt
MWh	Megawatt-hours
NCI	Noncontrolling Interest
NOL	Net Operating Loss
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
REV	REV LNG, LLC
RNG	Renewable Natural Gas
ROE	Return on Equity
ROU	Right of Use
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC

SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's three utility businesses: SJG, ETG, and until its sale, ELK
UWUA	United Workers Union of America
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

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

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Utility	$402,616	$386,881
Nonutility	271,684	147,231
Total Operating Revenues	674,300	534,112
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	126,513	135,326
- Nonutility	245,061	130,742
Operations and Maintenance	70,103	71,951
Depreciation	31,812	26,469
Energy and Other Taxes	3,983	3,862
Total Operating Expenses	477,472	368,350
Operating Income	196,828	165,762

Other Income and Expense	2,068	(1,147)
Interest Charges	(31,459)	(32,536)
Income Before Income Taxes	167,437	132,079
Income Taxes	(41,769)	(33,370)
Equity in Earnings of Affiliated Companies	3,130	2,391
Income from Continuing Operations	128,798	101,100
Loss from Discontinued Operations - (Net of tax benefit)	(71)	(59)
Net Income	128,727	101,041
Less: Income Attributable to Noncontrolling Interest	129	—
Net Income Attributable to South Jersey Industries, Inc.	$128,598	$101,041
Basic Earnings Per Common Share:
Continuing Operations	$1.28	$1.09
Discontinued Operations	—	—
Net Income	1.28	1.09
Less: Income Attributable to Noncontrolling Interest	—	—
Net Income Attributable to South Jersey Industries, Inc.	$1.28	$1.09

Average Shares of Common Stock Outstanding - Basic	100,845	92,445
Diluted Earnings Per Common Share:
Continuing Operations	$1.26	$1.09
Discontinued Operations	—	—
Net Income	1.26	1.09
Less: Income Attributable to Noncontrolling Interest	—	—
Net Income Attributable to South Jersey Industries, Inc.	$1.26	$1.09

Average Shares of Common Stock Outstanding - Diluted	101,937	92,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Net Income	$128,727	$101,041

Other Comprehensive Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4) and $(4), respectively	8	8

Other Comprehensive Income - Net of Tax	8	8

Comprehensive Income	128,735	101,049
Less: Comprehensive Income Attributable to Noncontrolling Interest	129	—
Comprehensive Income Attributable to South Jersey Industries, Inc.	$128,606	$101,049

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Net Cash Provided by Operating Activities	$198,463	$165,898

Cash Flows from Investing Activities:
Capital Expenditures	(105,380)	(113,671)
Proceeds from Business Dispositions and Sale of Property, Plant & Equipment	—	104,275
Investment in Contract Receivables	(6,166)	(7,402)
Proceeds from Contract Receivables	3,370	4,665
Investment in Affiliates	(196)	(502)
Net Repayment of Notes Receivable - Affiliates	311	2,580
Acquisition/Divestiture Working Capital Settlement	(267)	—
Other	(4,000)	—

Net Cash Used in Investing Activities	(112,328)	(10,055)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(425,100)	(151,400)
Proceeds from Issuance of Long-Term Debt	300,000	—
Principal Repayments of Long-Term Debt	(2,500)	—
Payments for Issuance of Long-Term Debt	(9,108)	(791)
Proceeds from Sale of Common Stock	42,272	—
Payments for the Issuance of Common Stock	(1,662)	—

Net Cash Used in Financing Activities	(96,098)	(152,191)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(9,963)	3,652
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	41,831	28,381

Cash, Cash Equivalents and Restricted Cash at End of Period	$31,868	$32,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2021	December 31, 2020
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,350,943	$5,265,661
Accumulated Depreciation	(940,177)	(914,122)
Nonutility Property and Equipment, at cost	149,606	147,764
Accumulated Depreciation	(35,374)	(35,069)

Property, Plant and Equipment - Net	4,524,998	4,464,234

Investments:
Available-for-Sale Securities	32	32
Restricted	1,482	7,786
Investment in Affiliates	112,936	106,230

Total Investments	114,450	114,048

Current Assets:
Cash and Cash Equivalents	30,386	34,045
Accounts Receivable	327,832	278,723
Unbilled Revenues	68,155	85,423
Provision for Uncollectibles	(35,855)	(30,582)
Notes Receivable - Affiliate	2,536	2,847
Natural Gas in Storage, average cost	18,800	39,440
Materials and Supplies, average cost	1,749	2,561
Prepaid Taxes	13,623	23,851
Derivatives - Energy Related Assets	38,541	41,439
Other Prepayments and Current Assets	23,148	29,081

Total Current Assets	488,915	506,828

Regulatory and Other Noncurrent Assets:
Regulatory Assets	650,710	673,992
Derivatives - Energy Related Assets	16,084	6,935
Notes Receivable - Affiliate	30,835	31,073
Contract Receivables	43,934	41,428
Goodwill	706,960	706,960
Other	137,622	143,650

Total Regulatory and Other Noncurrent Assets	1,586,145	1,604,038

Total Assets	$6,714,508	$6,689,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2021	December 31, 2020
Capitalization and Liabilities
Equity:
Common Stock	$128,215	$125,740
Premium on Common Stock	1,193,552	1,218,000
Treasury Stock (at par)	(264)	(321)
Accumulated Other Comprehensive Loss	(38,208)	(38,216)
Retained Earnings	453,823	355,678
Total South Jersey Industries, Inc. Equity	1,737,118	1,660,881
Noncontrolling Interest	6,124	5,995
Total Equity	1,743,242	1,666,876

Long-Term Debt	3,063,394	2,776,400

Total Capitalization	4,806,636	4,443,276

Current Liabilities:
Notes Payable	171,300	596,400
Current Portion of Long-Term Debt	142,801	142,801
Accounts Payable	218,078	256,589
Customer Deposits and Credit Balances	29,039	35,899
Environmental Remediation Costs	47,803	45,265
Taxes Accrued	14,560	6,025
Derivatives - Energy Related Liabilities	21,837	27,006
Deferred Contract Revenues	514	479
Derivatives - Other Current	502	659
Dividends Payable	30,453	—
Interest Accrued	31,664	21,140
Pension Benefits	3,704	3,704
Other Current Liabilities	40,444	27,665

Total Current Liabilities	752,699	1,163,632

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	188,800	149,534
Pension and Other Postretirement Benefits	132,199	135,023
Environmental Remediation Costs	139,954	148,310
Asset Retirement Obligations	203,539	202,092
Derivatives - Energy Related Liabilities	11,818	4,947
Derivatives - Other Noncurrent	6,939	9,279
Regulatory Liabilities	418,089	420,577
Other	53,835	12,478

Total Deferred Credits and Other Noncurrent Liabilities	1,155,173	1,082,240

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$6,714,508	$6,689,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2021	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876
Net Income	—	—	—	—	128,598	128,598	129	128,727
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2,475	37,771	57	—	—	40,303	—	40,303
Contract Liability Adjustment (see Note 4)	—	(62,219)	—	—	—	(62,219)	—	(62,219)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(30,453)	(30,453)	—	(30,453)
Balance at March 31, 2021	$128,215	$1,193,552	$(264)	$(38,208)	$453,823	$1,737,118	$6,124	$1,743,242

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total Equity

Balance at January 1, 2020	$115,493	$1,027,902	$(289)	$(32,558)	$313,237	$1,423,785
Net Income	—	—	—	—	101,041	101,041
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	62	(352)	15	—	—	(275)
Cash Dividends Declared - Common Stock ($0.295 per share)	—	—	—	—	(27,276)	(27,276)
Balance at March 31, 2020	$115,555	$1,027,550	$(274)	$(32,550)	$387,002	$1,497,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2021	2020
Operating Revenues	$251,399	$240,694

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	74,537	80,534
Operations and Maintenance	37,268	37,194
Depreciation	19,208	16,706
Energy and Other Taxes	1,544	1,615

Total Operating Expenses	132,557	136,049

Operating Income	118,842	104,645

Other Income and Expense	1,615	(1,350)

Interest Charges	(9,725)	(7,542)

Income Before Income Taxes	110,732	95,753

Income Taxes	(27,114)	(25,231)

Net Income	$83,618	$70,522

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2021	2020
Net Income	$83,618	$70,522

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Loss, net of tax of $(4) and $(4), respectively	8	8

Other Comprehensive Income - Net of Tax	8	8

Comprehensive Income	$83,626	$70,530

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2021	2020
Net Cash Provided by Operating Activities	125,284	86,431

Cash Flows from Investing Activities:
Capital Expenditures	(61,437)	(53,399)
Investment in Contract Receivables	(6,166)	(7,402)
Proceeds from Contract Receivables	3,370	4,665

Net Cash Used in Investing Activities	(64,233)	(56,136)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(47,500)	(28,800)
Principal Repayments of Long-Term Debt	(2,500)	—
Payments for Issuance of Long-Term Debt	(9)	(600)

Net Cash Used in Financing Activities	(50,009)	(29,400)

Net Increase in Cash, Cash Equivalents and Restricted Cash	11,042	895
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,424	6,751

Cash, Cash Equivalents and Restricted Cash at End of Period	$17,466	$7,646

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2021	December 31, 2020
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,436,938	$3,387,831
Accumulated Depreciation	(621,825)	(606,925)

Property, Plant and Equipment - Net	2,815,113	2,780,906

Investments:
Restricted Investments	1,482	4,826

Total Investments	1,482	4,826

Current Assets:
Cash and Cash Equivalents	15,984	1,598
Accounts Receivable	130,286	88,657
Accounts Receivable - Related Parties	2,904	3,989
Unbilled Revenues	35,362	46,837
Provision for Uncollectibles	(20,473)	(17,359)
Natural Gas in Storage, average cost	4,643	14,050
Materials and Supplies, average cost	619	619
Prepaid Taxes	11,514	19,522
Derivatives - Energy Related Assets	4,382	4,053
Other Prepayments and Current Assets	8,870	12,710

Total Current Assets	194,091	174,676

Regulatory and Other Noncurrent Assets:
Regulatory Assets	473,402	495,084
Contract Receivables	43,934	41,428
Derivatives - Energy Related Assets	—	87
Other	26,117	25,258

Total Regulatory and Other Noncurrent Assets	543,453	561,857

Total Assets	$3,554,139	$3,522,265

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2021	December 31, 2020
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	465,244	465,244
Accumulated Other Comprehensive Loss	(31,598)	(31,606)
Retained Earnings	947,858	864,240

Total Equity	1,387,352	1,303,726

Long-Term Debt	1,013,940	1,016,280

Total Capitalization	2,401,292	2,320,006

Current Liabilities:
Notes Payable	—	47,500
Current Portion of Long-Term Debt	52,809	52,809
Accounts Payable - Commodity	17,541	22,199
Accounts Payable - Other	37,070	44,186
Accounts Payable - Related Parties	7,098	11,049
Derivatives - Energy Related Liabilities	352	2,868
Derivatives - Other Current	502	659
Customer Deposits and Credit Balances	16,950	23,637
Environmental Remediation Costs	24,280	23,067
Taxes Accrued	8,543	3,942
Pension Benefits	3,669	3,669
Interest Accrued	13,653	10,961
Other Current Liabilities	7,127	7,798

Total Current Liabilities	189,594	254,344

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	237,738	245,360
Deferred Income Taxes - Net	431,761	403,609
Environmental Remediation Costs	74,299	78,176
Asset Retirement Obligations	90,183	89,252
Pension and Other Postretirement Benefits	117,264	116,973
Derivatives - Energy Related Liabilities	275	190
Derivatives - Other Noncurrent	6,939	9,279
Other	4,794	5,076

Total Regulatory and Other Noncurrent Liabilities	963,253	947,915

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,554,139	$3,522,265

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2021	$5,848	$465,244	$(31,606)	$864,240	$1,303,726
Net Income	—	—	—	83,618	83,618
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2021	5,848	465,244	(31,598)	947,858	1,387,352

Balance at January 1, 2020	$5,848	$355,744	$(27,875)	$756,181	$1,089,898
Net Income	—	—	—	70,522	70,522
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2020	$5,848	$355,744	$(27,867)	$826,703	$1,160,428

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

▪Marina, which makes up SJI's Renewables operating segment, develops and operates on-site energy-related projects. Marina includes the Catamaran joint venture that was entered into in August 2020, which owns Annadale, an operator of fuel cell projects in New York. Marina owns 93% of Annadale, and we record the remaining ownership percentage as noncontrolling interest in the condensed consolidated financial statements. Previously, Marina also included MTF and ACB, which were sold to a third-party buyer in February 2020 (see "Sale of MTF & ACB" below), and a solar project that was sold in March 2020 (see "Sale of Solar Assets" below). The principal wholly-owned subsidiaries of Marina are:

•ACLE, BCLE, SCLE and SXLE, which own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. On June 1, 2020, the BCLE, SCLE, and SXLE landfill gas-to-energy production facilities ceased operations after receiving approval from their respective local governmental authorities to do so.

•Entities which own and operate rooftop solar generation sites acquired in the second half of 2020, located in New Jersey.

▪SJESP receives commissions on appliance service contracts from a third party.

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

•SJI Renewable Energy Ventures, LLC and SJI RNG Devco, LLC, which hold our equity interest in REV and our renewable natural gas development rights in certain dairy farms, respectively.

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

As permitted by the rules and regulations of the SEC, the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2020. There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended March 31, 2021 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the year ended December 31, 2020, except for the identification of our segments as discussed in Note 6.

Certain prior years' data presented in the financial statements and footnotes have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company's results of operations, financial position or cash flows.

ESTIMATES AND ASSUMPTIONS - The condensed consolidated financial statements were prepared to conform with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, legal contingencies, pension and other postretirement benefit costs, revenue recognition, goodwill, evaluation of equity method investments for other-than-temporary impairment, and allowance for credit losses. Estimates may be subject to future uncertainties, including the continued evolution of the COVID-19 pandemic and its impact on our operations and economic conditions, which could affect the fair value of the ETG reporting unit and its goodwill balance (see Note 17), as well as the allowance for credit losses and the total impact and potential recovery of incremental costs associated with COVID-19 (see Notes 5 and 8).

ACQUISITIONS - SJI had no acquisitions for the three months ended March 31, 2021 and 2020, respectively. For further discussion on prior acquisitions, refer to Note 1 "Summary of Significant Accounting Policies" of SJI's Annual Report on Form 10-K for the year ended December 31, 2020.

SALE OF SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its then-existing portfolio of solar energy projects (for this section, the "Projects"), along with the assets comprising the Projects. These sales occurred during 2018-2020, including one project sold during the first quarter of 2020 for total consideration of $7.2 million. In connection with this transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback runs from the date each such project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. As of March 31, 2021, there are ten such projects being leased back from the buyer through the end of 2021, which is the fifth anniversary of their placed-in-service date. The results of these projects being leased back are not material.

SALE OF MTF & ACB - On February 18, 2020, the Company sold MTF and ACB to a third-party buyer for a final sales price of $97.0 million including working capital.

SALE OF ELK - On July 31, 2020, the Company sold ELK to a third-party buyer. Total consideration received in 2020 was approximately $15.6 million. The working capital settlement finalized in the first quarter of 2021 was not material.

IMPAIRMENT OF LONG-LIVED ASSETS - See Note 1 to the Consolidated Financial Statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for the year ended December 31, 2020 for additional information regarding the Company's policy on impairments of long-lived assets. No impairments were identified at SJI or SJG for the three months ended March 31, 2021 and 2020, respectively.

See discussion of impairment considerations related to goodwill and other intangible assets in Note 17.

REGULATION - The Utilities are subject to the rules and regulations of the BPU. See Note 7 for a discussion of the Utilities' rate structure and regulatory actions. The Utilities maintain their accounts according to the BPU's prescribed Uniform System of Accounts. The Utilities follow the accounting for regulated enterprises prescribed by ASC 980, Regulated Operations, which allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 8 for more information related to regulatory assets and liabilities.

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For retail customers (including SJG) that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. The Utilities also have revenues that arise from alternative revenue programs, which are discussed in Note 15. For ETG and SJG, unrealized gains and losses on energy-related derivative instruments are recorded in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI and SJG (see Note 12) until they become realized, in which case they are recognized in operating revenues. SJRG's gas revenues are recognized in the period the commodity is delivered, and operating revenues for SJRG include realized and unrealized gains and losses on energy-related derivative instruments. SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. The Company recognizes revenues on commissions received related to SJESP appliance service contracts from a third party, along with AEP and EnerConnex energy procurement service contracts from a third party, on a monthly basis as the commissions are earned. Marina recognizes revenue for renewable energy projects when output is generated and delivered to the customer, and when renewable energy credits have been transferred to the third party at an agreed upon price.

SJI and SJG have not seen a significant reduction in revenues as a result of the COVID-19 pandemic. This is due to the delivery of gas and electricity being considered an essential service, with delivery to customers continuing in a timely manner with no delays or operational shutdowns taking place to date. To the extent that the pandemic does impact our ability to deliver in the future, operating revenues could be impacted. Currently, the impact of the pandemic on the collectability of our accounts receivable continues to be monitored, but such receivables have traditionally been included in rate recovery (see Note 8).

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

GOODWILL - See Note 17.

LEASES - There have been no significant changes to the nature or balances of the Company's leases since December 31, 2020, which are described in Notes 1 and 9 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement had, or is expected to have, a material impact on the condensed consolidated financial statements of SJI, or the condensed financial statements of SJG.

Recently Adopted Standards:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
ASU 2019-12: Simplifying the Accounting for Income Taxes	This ASU removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance also adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.	January 1, 2021	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment; Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG.
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
		January 1, 2021	Prospective	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG.

Standards Not Yet Effective:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
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

Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG, including forming an implementation team that is evaluating the impact of the guidance on our current contracts. Management is also evaluating timing of adoption.

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
	January 1, 2022; early adoption permitted, but not before January 1, 2021.	Retrospective or Modified Retrospective	Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG

2.    STOCK-BASED COMPENSATION PLAN:

Under SJI's Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. No options were granted or outstanding, and no restricted shares (time-based or performance-based) were granted during the three months ended March 31, 2021 and 2020. No stock appreciation rights have been issued under the Plan. Restricted shares to Officers and other key employees are expected to be granted in the second quarter of 2021.

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

During the three months ended March 31, 2021, SJI did not grant any restricted shares to its Directors; however 54,419 shares were issued in April 2021. During the three months ended March 31, 2020, SJI granted 36,829 restricted shares to its Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2021, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2019 - TSR	32,292	$32.88	23.2%	2.40%
	2019 - CEGR, Time	69,496	$31.38	N/A	N/A
	2020 - TSR	41,306	$25.51	34.8%	0.21%
	2020 - CEGR, Time	169,164	$25.19	N/A	N/A

Directors -	2020	1,627	$24.20	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Officers & Key Employees	$1,264	$1,212
Directors	10	299
Total Cost	1,274	1,511

Capitalized	(23)	(122)
Net Expense	$1,251	$1,389

As of March 31, 2021, there was $4.2 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information regarding restricted stock award activity for SJI during the three months ended March 31, 2021, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2021	449,786	38,456	$28.88
Vested	(137,529)	(36,829)	$31.45
Nonvested Shares Outstanding, March 31, 2021	312,257	1,627	$27.45

Time-based grants were awarded for Officers and other key employees who met their service period requirements. As a result, during the three months ended March 31, 2021, SJI awarded 110,891 shares to its Officers and other key employees at a market value of $2.7 million. During the three months ended March 31, 2020, SJI awarded 47,617 shares at a market value of $1.4 million. These awarded amounts for 2021 and 2020 include awards for previously deferred shares that were paid during the three month periods.

SJI also awarded 36,829 and 30,961 service based award shares to its Directors at a market value of $1.2 million and $0.8 million during the three months ended March 31, 2021 and March 31, 2020, respectively.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the three months ended March 31, 2021 and 2020, there were no restricted shares granted to SJG officers and other key employees; shares are expected to be granted in the second quarter of 2021.

3.    AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

PennEast - Midstream has a 20% investment in PennEast. SJG and ETG are each parties to a precedent capacity agreement with PennEast. The following events have occurred with respect to PennEast:

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
•On January 30, 2020, the FERC voted to approve PennEast’s petition for a declaratory order and expedited action requesting that FERC issue an order interpreting the Natural Gas Act’s eminent domain authority. On the same day, PennEast filed an amendment with the FERC to construct PennEast in two phases. Phase one consists of construction of a pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two includes construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction is expected to begin following approval by the FERC of the phased approach and receipt of any remaining governmental and regulatory permits.
•On February 18, 2020, PennEast filed a Petition for a Writ of Certiorari with the Supreme Court of the United States ("petition") to review the September 10, 2019 Third Circuit decision.
•On February 20, 2020, the FERC granted PennEast’s request for a two-year extension to complete the construction of the pipeline.
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
•On February 3, 2021, the Supreme Court granted PennEast's petition for a Writ of Certiorari. The matter was argued before the Supreme Court on April 28, 2021 and is currently pending.

PennEast management remains committed to pursuing the project and intends to pursue all available options. SJI, along with the other partners, are intending to contribute to the project.

Our investment in PennEast totaled $93.2 million and $91.3 million as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Company evaluated its investment in PennEast for impairment and determined there is not a triggering event for other-than-temporary impairment, and has not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal and regulatory proceedings are ongoing, and the intent is to move forward with all potential legal and regulatory proceedings and other options available. Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal and regulatory proceedings have not been materially impacted. However, it is reasonably possible that the legal and regulatory proceedings could have unfavorable outcomes, or there could be other future unfavorable developments, such as a reduced likelihood of success from development options and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital. We will continue to monitor and update this analysis as required. Different assumptions could affect the timing and amount of any charge recorded in a period.

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

Potato Creek - SJEX and a joint venture partner formed Potato Creek, in which SJEX has a 30% equity interest. Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

EnergyMark - SJE has a 33% investment in EnergyMark, an entity that acquires and markets natural gas to retail end users.

SJRG had net sales to EnergyMark of $7.4 million and $5.2 million for the three months ended March 31, 2021 and 2020, respectively.
REV - SJI Renewable Energy Ventures, LLC has a 35% equity interest in REV, an LNG distributor and developer of LNG and RNG assets and projects.

AFFILIATE TRANSACTIONS - Investments made and repayments from unconsolidated affiliates for the three months ended March 31, 2021 and 2020 were not material.

As of March 31, 2021 and December 31, 2020, the outstanding balance of Notes Receivable – Affiliate was $33.4 million and $33.9 million, respectively. These Notes Receivable-Affiliates balances are comprised of:

•As of March 31, 2021 and December 31, 2020, $11.9 million and $12.1 million, respectively, of notes are related to Energenic; such notes are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. Current losses at Energenic are offset against the Notes Receivable – Affiliate balance as our investment in the Energenic affiliate has been reduced to zero as a result of previous losses.

•As of both March 31, 2021 and December 31, 2020, $19.3 million of the notes related to REV, which accrue interest at variable rates. See "Affiliate Loans" in Note 11.

•As of March 31, 2021 and December 31, 2020, $2.2 million and $2.5 million, respectively, of unsecured notes which accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2021 and December 31, 2020, SJI had a net asset of approximately $112.9 million and $106.2 million, respectively, included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees. SJI’s maximum exposure to loss from these entities as of March 31, 2021 and December 31, 2020 is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $146.3 million and $140.1 million, respectively.

DISCONTINUED OPERATIONS - There have been no significant changes to the nature or balances of SJI's discontinued operations since December 31, 2020, which are defined and described in Note 3 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

SJG RELATED-PARTY TRANSACTIONS - There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2020. See Note 3 to the Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of related parties and associated transactions.

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating Revenues/Affiliates:
SJRG	$6,329	$1,029
Marina	—	60
Other	21	20
Total Operating Revenue/Affiliates	$6,350	$1,109

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG	$1,367	$126

Operations Expense/Affiliates:
SJI (parent company only)	$5,564	$5,610
SJIU	960	955
Millennium	866	827
Other	73	443
Total Operations Expense/Affiliates	$7,463	$7,835

4.    COMMON STOCK:

The following shares were issued and outstanding for SJI:

2021
Beginning Balance, January 1	100,591,940
New Issuances During the Period:
Public Equity Offering	1,899,859
Stock-Based Compensation Plan	80,051
Ending Balance, March 31	102,571,850

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of March 31, 2021. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

COMMON STOCK PUBLIC OFFERING -

•On March 22, 2021, SJI offered 10,250,000 shares of its common stock, par value $1.25 per share, at a public offering price of $22.25 per share. Of the offered shares, 362,359 shares were issued at closing. The remaining 9,887,641 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares in the first quarter of 2021. SJI has an option to settle the forward sale agreement by delivering newly issued shares of SJI common stock and receive proceeds, subject to certain adjustments, from the sale of those shares, assuming one or more future physical settlements of the forward sale agreement, no later than March 2022. SJI may also choose to settle the forward sale contract with a cash payment, or multiple cash payments, no later than March 2022. In the event SJI elects to settle all or a portion of the forward sale contract with a cash payment, no additional shares of SJI common stock would be issued under the forward sale contract for the portions that were cash settled.

•On March 25, 2021, 1,537,500 shares pursuant to the underwriters’ option as part of the underwriting agreement for the above offering of shares were issued at the same public offering price of $22.25.

•The issuance of a total 1,899,859 shares in March 2021 resulted in gross proceeds of $42.3 million, with net proceeds, after deducting underwriting discounts and commissions as well as legal fees, totaling $40.6 million.

EQUITY UNITS PUBLIC OFFERING -

•On March 22, 2021, SJI issued and sold 6,000,000 Equity Units, initially consisting of Corporate Units ("2021 Corporate Units"). Each 2021 Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date, or April 1, 2024, subject to earlier termination or settlement, a certain number of shares of Common Stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 2021 Series B 1.65% Remarketable Junior Subordinated Notes due 2029 (for this section, the “Notes”). In addition to interest payable under the Notes, holders of the 2021 Corporate Units will be entitled to receive quarterly contract adjustment payments at a rate of 7.10% per year on the stated amount of $50 per 2021 Corporate Unit, subject to the Company’s right to defer such contract adjustment payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 1, April 1, July 1 and October 1 of each year. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the contract adjustment payments due through April 1, 2024 are initially charged to Shareholders’ Equity, with an offsetting credit to Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet. These liabilities are accreted over the life of the purchase contract by interest charges to the condensed consolidated income statement based on a constant rate calculation. Subsequent contract adjustment payments reduce this liability. This offering resulted in gross proceeds of approximately $300.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $291.0 million. As of March 31, 2021, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

•On April 1, 2021, the underwriters purchased an additional 700,000 Equity Units as part of their option under the above offering to purchase an additional 900,000 Equity Units. Gross proceeds were approximately $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, of approximately $34.0 million.

CONVERTIBLE UNITS -

•In 2018, SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units ("2018 Corporate Units"), which included 750,000 of 2018 Corporate Units pursuant to the underwriters’ option. Each 2018 Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031 (the "Series A Junior Subordinated Notes"). SJI pays the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. The net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets as of March 31, 2021.

•On March 25, 2021, the Company finalized the remarketing of the $287.5 million of Series A Junior Subordinated Notes. The interest rate on the Series A Junior Subordinated Notes has been reset to 5.020% per year, and this reset rate became effective on April 15, 2021 (see below). Interest on the Series A Junior Subordinated Notes will be payable semi-annually on April 15 and October 15, commencing on April 15, 2021, and at maturity.

•On April 1, 2021, the Company announced the settlement rate for the stock purchase contracts that are components of the 2018 Corporate Units. Holders of the 2018 Corporate Units will receive 1.7035 shares of SJI common stock for each stock purchase contract that they hold, with cash to be paid in lieu of any fractional shares. The settlement rate is based upon the original settlement rate of 1.6949 shares, as adjusted for certain corporate events since original issuance. Consequently, on April 15, 2021, each holder of the 2018 Corporate Units on that date, following payment of $50.00 for each unit held, received 1.7035 shares of the Company’s common stock for each such unit. As a result of settlement of the outstanding stock purchase contracts, on April 15, 2021, the Company received approximately $287.5 million in exchange for approximately 9.8 million shares of common stock. Additionally, each 2018 Corporate Unit holder of record on April 1, 2021, received the final quarterly cash distribution of $0.90625 per 2018 Corporate Unit and received any remaining amounts from the treasury portfolio that was purchased in connection with the remarketing described above, as well as any earnings from the reinvestment of that treasury portfolio when it matured.

The convertible units consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
Principal amount:	2021 Series B Remarketable Junior Subordinated Notes due 2029	2018 Series A Remarketable Junior Notes due 2031
Principal (A)	$300,000	$287,500	$287,500
Unamortized debt discount and issuance costs (A)	9,000	7,041	7,181
Net carrying amount	$291,000	$280,459	$280,319
Carrying amount of the equity component (B)	$—	$—	$—

(A) Included in the condensed consolidated balance sheets within Long-Term Debt.
(B) There is no equity portion as of March 31, 2021.

During the three months ended March 31, 2021 and 2020, the Company recognized $2.7 million and $2.6 million, respectively, of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of income.

During these periods presented, the amortization of debt discount and issuance costs is not material. As of March 31, 2021, the effective interest rate was 2.1% on the 2021 Notes and 4.0% on the 2018 Notes.

SJI's EPS — SJI's Basic EPS is based on the weighted-average number of common shares outstanding. The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 1,091,313 and 111,077 for the three months ended March 31, 2021 and 2020, respectively. These shares relate to SJI's restricted stock as discussed in Note 2, along with the impact of the Forward Shares, Equity Units and Convertible Units discussed above, accounted for under the treasury stock method.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in first three months of 2021.

RETAINED EARNINGS — The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically if such dividends or other distributions could impact their capital structure. In addition, SJG's and ETG's First Mortgage Indentures contain restrictions regarding the amount of cash dividends or other distributions that they may pay. As of March 31, 2021, these loan restrictions do not affect the amount that may be distributed from either SJG's or ETG's retained earnings.

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

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31, 2021
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$30,386	$15,984
Restricted Investments	1,482	1,482
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,868	$17,466

	As of December 31, 2020
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$34,045	$1,598
Restricted Investments	7,786	4,826
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,831	$6,424

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at March 31, 2021 and December 31, 2020, which would be included in Level 1 of the fair value hierarchy (see Note 13).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable are recorded gross on the condensed consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses for the three months ended March 31, 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$30,582	$19,829
Provision for expected credit losses	2,409	4,863
Regulated assets (a)	4,134	—
Recoveries of accounts previously written off	230	243
Uncollectible accounts written off	(1,500)	(1,402)
Balance at end of period	35,855	23,533

SJG:
Balance at beginning of period	$17,359	$14,032
Provision for expected credit losses	1,760	1,864
Regulated assets (a)	2,194	—
Recoveries of accounts previously written off	127	132
Uncollectible accounts written off	(967)	(1,126)
Balance at end of period	20,473	14,902
(a) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order (see Note 8).

NOTES RECEIVABLE-AFFILIATES - The carrying amounts of the Note Receivable-Affiliates balances approximate their fair values at March 31, 2021 and December 31, 2020, which would be included in Level 2 of the fair value hierarchy. See Note 3 for information about these balances and Note 13 for information about the fair value hierarchy.

CONTRACT RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $2.3 million and $2.5 million as of March 31, 2021 and December 31, 2020, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest. The amount of such discounts and the annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements.

In addition, as part of the EET program, SJG provides funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans were $49.4 million and $46.4 million as of March 31, 2021 and December 31, 2020, respectively. On the condensed consolidated balance sheets of SJI and SJG, the current portion of EET loans receivable totaled $6.8 million and $6.4 million as of March 31, 2021 and December 31, 2020, respectively, and is reflected in Accounts Receivable; and the non-current portion totaled $42.6 million and $40.0 million as of March 31, 2021 and December 31, 2020, respectively, and is reflected in Contract Receivables.

Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized on the above-mentioned receivables. There have been no material impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at March 31, 2021 and December 31, 2020, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of March 31, 2021, SJI had approximately $6.1 million, or 11.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at March 31, 2021 and December 31, 2020, except as noted below (in thousands):

	March 31, 2021	December 31, 2020
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$3,302,062	$3,152,224

Carrying amounts of long-term debt, including current maturities (A)	$3,206,195	$2,919,201
Net of:
Unamortized debt issuance costs	$40,104	$29,574
Unamortized debt discounts	$5,202	$5,224

SJG
Estimated fair values of long-term debt	$1,121,257	$1,197,052

Carrying amounts of long-term debt, including current maturities	$1,066,749	$1,069,089
Net of:
Unamortized debt issuance costs	$9,197	$9,357
(A) SJI Long-Term Debt on the consolidated balance sheet as of both March 31, 2021 and December 31, 2020 includes a $3.1 million finance lease.

For Long-Term Debt (including current maturities), in estimating the fair value, SJI and SJG use the present value of remaining cash flows at the balance sheet date. SJI and SJG based the estimates on interest rates available at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy, see Note 13).

6.    SEGMENTS OF BUSINESS:

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments and requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the CODM in deciding how to allocate resources and in assessing performance.

Beginning with the first quarter of 2021, our internal management reporting, specifically around our nonutility businesses, changed primarily due to recent acquisitions and divestitures, and new product lines entered into as a result. These were primarily within the fuel cell, solar, RNG, and retail businesses. Refer to Item 1, along with Note 1 to the Consolidated Financial Statements in Item 8, of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 for information about these acquisitions and divestitures.

As a result of these changes in our businesses, the Company realigned its operating segments. The realigned segments reflect the financial information regularly evaluated by the CODM, which for SJI is the Company's Chief Executive Officer.

The operating segments are as follows:

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
•Retail services operations includes the activities of SJE, SJESP and SJEI, as well as our equity interest in Millennium.
~~•~~Renewables consists of:
~~◦~~The Catamaran joint venture, which owns Annadale.
◦Solar-generation sites located in New Jersey, and three legacy solar projects, one of which was sold during the first quarter of 2020.
◦The activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020.
◦MTF and ACB, which were sold in the first quarter of 2020.
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings of Affiliated Companies on the condensed consolidated statements of income.
◦SJI RNG Devco, LLC, which includes the renewable natural gas development rights in certain dairy farms; there are no operating results from this entity at this time.
•Midstream invests in infrastructure and other midstream projects, including an investment in PennEast.
•Corporate & Services segment includes costs related to financing, acquisitions and divestitures, and other unallocated costs. Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG and ETG and, until its sale, ELK. SJI groups its nonutility operations into separate categories: Energy Management; Energy Production; Midstream; and Corporate & Services. Energy Management includes wholesale energy and retail services. Energy Production includes renewables and decarbonization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). All prior periods were revised to conform to the new segment alignment noted above.

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$251,399	$240,694
ETG Utility Operations	157,545	144,157
ELK Utility Operations	—	3,118
Subtotal SJI Utilities	408,944	387,969
Energy Management:
Wholesale Energy Operations	261,910	128,444
Retail Services	3,896	13,083
Subtotal Energy Management	265,806	141,527
Energy Production:
Renewables	6,423	6,988
Subtotal Energy Production	6,423	6,988
Corporate and Services	13,793	13,341
Subtotal	694,966	549,825
Intersegment Sales	(20,666)	(15,713)
Total Operating Revenues	$674,300	$534,112

	Three Months Ended March 31,
	2021	2020
Operating Income:
SJI Utilities:
SJG Utility Operations	$118,842	$104,645
ETG Utility Operations	58,020	54,062
ELK Utility Operations	—	535
Subtotal SJI Utilities	176,862	159,242
Energy Management:
Wholesale Energy Operations	17,308	7,412
Retail Services	(220)	(768)
Subtotal Energy Management	17,088	6,644
Energy Production:
Renewables	2,700	(296)
Subtotal Energy Production	2,700	(296)
Corporate and Services	178	172
Total Operating Income	$196,828	$165,762

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$29,484	$25,059
ETG Utility Operations	22,630	9,451
ELK Utility Operations	—	133
Subtotal SJI Utilities	52,114	34,643
Energy Management:
Wholesale Energy Operations	20	16
Retail Services	118	—
Subtotal Energy Management	138	16
Energy Production:
Renewables	1,198	3
Subtotal Energy Production	1,198	3
Corporate and Services	990	1,240
Total Depreciation and Amortization	$54,440	$35,902

Interest Charges:
SJI Utilities:
SJG Utility Operations	$9,725	$7,542
ETG Utility Operations	8,693	7,145
ELK Utility Operations	—	12
Subtotal SJI Utilities	18,418	14,699
Energy Production:
Renewables	1,208	1,602
Decarbonization	294	—
Subtotal Energy Production:	1,502	1,602
Midstream	671	580
Corporate and Services	12,843	17,887
Subtotal	33,434	34,768

Intersegment Borrowings	(1,975)	(2,232)
Total Interest Charges	$31,459	$32,536

	Three Months Ended March 31,
	2021	2020
Income Taxes:
SJI Utilities:
SJG Utility Operations	$27,114	$25,231
ETG Utility Operations	12,153	10,621
ELK Utility Operations	—	136
Subtotal SJI Utilities	39,267	35,988
Energy Management:
Wholesale Energy Operations	4,912	2,006
Retail Services	172	(29)
Subtotal Energy Management	5,084	1,977
Energy Production:
Renewables	464	1,049
Decarbonization	197	—
Subtotal Energy Production	661	1,049
Midstream	(61)	(29)
Corporate and Services	(3,182)	(5,615)
Total Income Taxes	$41,769	$33,370

Property Additions:
SJI Utilities:
SJG Utility Operations	$53,409	$57,970
ETG Utility Operations	41,130	49,014
ELK Utility Operations	—	651
Subtotal SJI Utilities	94,539	107,635
Energy Production:
Renewables	773	53
Decarbonization	836	—
Subtotal Energy Production	1,609	53
Midstream	4	45
Corporate and Services	744	661
Total Property Additions	$96,896	$108,394

	March 31, 2021	December 31, 2020
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,554,139	$3,522,265
ETG Utility Operations	2,583,939	2,561,067
Subtotal SJI Utilities	6,138,078	6,083,332
Energy Management:
Wholesale Energy Operations	174,736	195,882
Retail Services	27,775	29,687
Subtotal Energy Management	202,511	225,569
Energy Production:
Renewables	144,036	153,018
Decarbonization	42,136	40,482
Subtotal Energy Production	186,172	193,500
Midstream	94,191	92,208
Discontinued Operations	1,756	1,775
Corporate and Services	281,016	318,095
Intersegment Assets	(189,216)	(225,331)
Total Identifiable Assets	$6,714,508	$6,689,148

7.    RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU.

Except as described below, there have been no significant regulatory actions or changes to the Utilities' rate structures since December 31, 2020. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

SJG:

In January 2021, the BPU approved SJG’s request from its June 2020 filing for an increase in its EET rate. The approval reflected a $5.9 million increase in revenues.

In March 2021, the BPU approved and made final the credit rate proposed in SJG’s September 2020 filing associated with Tax Reform, which was already in effect on a provisional basis. It is anticipated that the approved rate will result in SJG returning approximately $14.9 million in excess deferred income tax to its ratepayers.

In April 2021, the BPU approved the stipulation resolving SJG's July 2020 Compliance Filing for its SBC (this rider to SJG's tariff adjusts SJG's rates related to RAC, CLEP & USF). All rate changes were approved as requested, and the stipulated rates reflect a $5.5 million increase in revenues. The approved stipulation also contains authority to defer costs related to Natural Resource Defense claims, plus carrying costs.

Also, in April 2021, the BPU approved the stipulation for expansion of SJG's EEP program for three years, effective July 1, 2021, authorizing a total budget of $133.3 million which would initially increase annual revenue by $5.4 million.

In May 2021, the BPU approved the stipulation to resolve SJG's 2020-2021 BGSS filing, including recovery of $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract (see Note 8).

ETG:

In the first quarter of 2021, final rates were approved by the BPU for ETG's 2020-2021 WNC and CEP filings, effective February 27, 2021, which were already in effect on a provisional basis. The BPU also approved the requested RAC rate reflecting a $3.2 million decrease in revenues related to the recovery of costs of remediation, effective April 1, 2021.

In April 2021, the BPU approved the stipulation for ETG's new EEP program to expand its EEPs for three years effective July 1, 2021 authorizing a total budget of $83.4 million which would initially increase annual revenues by $2.8 million. This new EEP program will replace the one currently in effect. In May 2021, the BPU also approved the stipulation to establish a CIP similar to SJG's CIP, which eliminates the link between usage and margin and includes a weather-related component. The CIP will become effective July 1, 2021.

8.    REGULATORY ASSETS AND REGULATORY LIABILITIES:

Except as described below, there have been no significant changes to the nature or balances of the Utilities' regulatory assets and liabilities since December 31, 2020, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

The Utilities' Regulatory Assets as of March 31, 2021 and December 31, 2020 consisted of the following items (in thousands):

	March 31, 2021
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$149,979	$6,034	$156,013
Liability for Future Expenditures	98,579	88,705	187,284
Insurance Recovery Receivables	—	(6,807)	(6,807)
Deferred ARO Costs	43,704	27,594	71,298
Deferred Pension Costs - Unrecognized Prior Service Cost	—	33,316	33,316
Deferred Pension and Other Postretirement Benefit Costs	77,426	8,466	85,892
Deferred Gas Costs - Net	19,198	—	19,198
CIP Receivable	10,028	—	10,028
SBC Receivable (excluding RAC)	4,771	—	4,771
Deferred Interest Rate Contracts	7,441	—	7,441
EET/EEP	16,848	2,909	19,757
Pipeline Supplier Service Charges	411	—	411
Pipeline Integrity Cost	5,981	—	5,981
AFUDC - Equity Related Deferrals	11,883	—	11,883
WNC	—	6,120	6,120
Other Regulatory Assets	27,153	10,971	38,124
Total Regulatory Assets	$473,402	$177,308	$650,710

	December 31, 2020
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$157,340	$5,196	$162,536
Liability for Future Expenditures	101,243	91,837	193,080
Insurance Recovery Receivables	—	(6,807)	(6,807)
Deferred ARO Costs	42,365	25,453	67,818
Deferred Pension Costs - Unrecognized Prior Service Cost	—	33,898	33,898
Deferred Pension and Other Postretirement Benefit Costs	77,426	8,466	85,892
Deferred Gas Costs - Net	19,178	—	19,178
CIP Receivable	21,013	—	21,013
SBC Receivable (excluding RAC)	3,453	—	3,453
Deferred Interest Rate Contracts	9,938	—	9,938
EET/EEP	18,725	3,062	21,787
Pipeline Supplier Service Charges	434	—	434
Pipeline Integrity Cost	6,091	—	6,091
AFUDC - Equity Related Deferrals	11,822	—	11,822
WNC	—	7,444	7,444
Other Regulatory Assets	26,056	10,359	36,415
Total Regulatory Assets	$495,084	$178,908	$673,992

Except where noted below, all regulatory assets are or are expected to be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, SBC Receivable, EET and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

ENVIRONMENTAL REMEDIATION COSTS - SJG and ETG have regulatory assets associated with environmental costs related to the cleanup of environmental sites as discussed in Note 15 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020. The BPU allows SJG and ETG to recover the deferred costs not recovered from insurance carriers through their RAC mechanisms over seven-year periods after the costs are incurred.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. SJG's balance as of both March 31, 2021 and December 31, 2020 includes $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract. The amount paid by SJG to the third party supplier to settle the pricing dispute reflects a gas cost that ultimately will be recovered from SJG's customers through adjusted rates through the BGSS clause, as approved by the BPU in May 2021 (see Note 7). ETG's deferred gas costs-net are over-recovered at March 31, 2021, resulting in a regulatory liability.

CIP RECEIVABLE - The CIP tracking mechanism at SJG adjusts earnings when the actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was more than the established baseline during the first three months of 2021, resulting in a reduction of the regulatory asset at March 31, 2021 as compared to December 31, 2020. This is primarily the result of colder than normal weather experienced in the region.

OTHER REGULATORY ASSETS - The increase from December 31, 2020 to March 31, 2021 is primarily related to incremental costs incurred related to the impacts to our business from the COVID-19 pandemic. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. As of March 31, 2021 and December 31, 2020, ETG deferred $7.8 million and $5.8 million, respectively, and SJG deferred $6.8 million and $4.7 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery.

The Utilities Regulatory Liabilities as of March 31, 2021 and December 31, 2020 consisted of the following items (in thousands):

	March 31, 2021
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,730	$33,772	$46,502
Excess Deferred Taxes	225,008	113,166	338,174
Deferred Gas Costs - Net	—	22,689	22,689
Amounts to be Refunded to Customers	—	9,257	9,257
Other Regulatory Liabilities	—	1,467	1,467
Total Regulatory Liabilities	$237,738	$180,351	$418,089

	December 31, 2020
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,666	$37,953	$50,619
Excess Deferred Taxes	232,694	113,888	346,582
Deferred Gas Costs - Net	—	15,322	15,322
Amounts to be Refunded to Customers	—	6,969	6,969
Other Regulatory Liabilities	—	1,085	1,085
Total Regulatory Liabilities	$245,360	$175,217	$420,577

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in these liabilities for SJI and SJG from December 31, 2020 to March 31, 2021 is related to excess tax amounts returned to customers through customer billings. See Note 10 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

9.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2021 and 2020, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2021	2020
Service Cost	$1,591	$1,688
Interest Cost	3,236	3,763
Expected Return on Plan Assets	(5,834)	(5,452)
Amortizations:
Prior Service Cost	25	26
Actuarial Loss	3,194	2,715
Net Periodic Benefit Cost	2,212	2,740
Capitalized Benefit Cost	(566)	(544)
Deferred Benefit Cost	(316)	(408)
Total Net Periodic Benefit Expense	$1,330	$1,788

	Other Postretirement Benefits
	Three Months Ended March 31,
	2021	2020
Service Cost	$212	$165
Interest Cost	475	608
Expected Return on Plan Assets	(1,436)	(1,346)
Amortizations:
Prior Service Cost	(156)	(144)
Actuarial Loss	273	192
Net Periodic Benefit Cost	(632)	(525)
Capitalized Benefit Cost	(106)	(108)
Deferred Benefit Cost	337	396
Total Net Periodic Benefit Expense	$(401)	$(237)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $1.6 million and $1.9 million of the totals presented in the table above for the three months ended March 31, 2021 and 2020, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 7.25%.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $(0.5) million and $0.7 million of the totals presented in the table above for the three months ended March 31, 2021 and 2020, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 6.75%.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction programs.

No contributions were made to the pension plans by either SJI or SJG during the three months ended March 31, 2021 or 2020. Future pension contributions by SJI cannot be determined at this time. Payments related to the unfunded SERP for SJG are expected to be approximately $3.7 million in 2021.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of March 31, 2021 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$136,700	(A)	$363,300	August 2022

Total SJI	500,000	136,700		363,300

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	1,400	(B)	198,600	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2021

Total SJG	210,000	1,400		208,600

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	45,100	(C)	154,900	April 2023

Total	$910,000	$183,200		$726,800

(A) Includes letters of credit outstanding in the amount of $9.5 million, which is used to enable SJE to market retail electricity as well as for various construction and operating activities.
(B) Includes letters of credit outstanding in the amount of $1.4 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.
(C) Includes letters of credit outstanding in the amount of $1.0 million, which supports ETG's construction activity.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of March 31, 2021.

During the first quarter of 2021, SJI paid off its $150.0 million term loan agreement at maturity.

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

SJIU and ETG (as Borrowers) have a $200.0 million revolving credit agreement which provides for the extension of credit to the Borrowers in a total aggregate amount of $200.0 million, in the form of revolving loans up to a full amount of $200.0 million, swingline loans in an amount not to exceed an aggregate of $20.0 million and letters of credit in an amount not to exceed an aggregate of $50.0 million, each at the applicable interest rates specified in the revolving credit agreement. Subject to certain conditions set forth in the revolving credit agreement, the Borrowers may increase the revolving credit facility up to a maximum aggregate amount of $50.0 million (for a total revolving facility of up to $250.0 million). In April 2021, SJIU and ETG entered into a fourth amendment to the revolving credit agreement. The principal purpose of the amendment was to extend the termination date of the revolving credit agreement from April 29, 2022 to April 26, 2023.

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

Each of the credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the Utilities' credit facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and the Utilities were in compliance with these covenants as of March 31, 2021. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt; see Note 4) for purposes of the covenant calculation.

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

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	March 31, 2021	March 31, 2020
Weighted average interest rate on borrowings:
SJI (inclusive of SJG, ETG and SJIU)	1.40%	2.02%
SJG	0.19%	1.76%

Average borrowings and maximum amounts outstanding on these facilities were as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Average borrowings outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$366,500	$774,000
SJG	$21,200	$152,500

Maximum amounts outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$452,900	$872,200
SJG	$47,500	$171,700

11.    COMMITMENTS AND CONTINGENCIES:

Except as described below, there have been no significant changes to the Company's commitments and contingencies since December 31, 2020, which are described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

GUARANTEES — As of March 31, 2021, SJI had issued $11.4 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

AFFILIATE LOANS - SJI has committed to provide up to $25.0 million in capital contribution loans to REV, $19.3 million of which have been issued and recorded in Notes Receivable - Affiliates on the condensed consolidated balance sheets as of both March 31, 2021 and December 31, 2020 (see Note 3). SJI anticipates issuing the remaining $5.7 million of these loans during the remainder of 2021. Additionally, the amount of capital contribution loans may be amended upward from time to time at the sole discretion of SJI per the terms of the transaction.

LONG-TERM DEBT - As discussed in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020, ETG expects to issue three tranches of Series 2020A-2 Bonds, that are part of the November 2020 BPA, on June 15, 2021.

AMA - ETG has an AMA with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is in effect through March 31, 2022. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG.

COLLECTIVE BARGAINING AGREEMENTS — As of March 31, 2021, SJI and its subsidiaries employed 1,155 employees compared with 1,130 employees as of December 31, 2020. As of March 31, 2021, 304 of the total number of employees were represented by labor unions at SJG, and 164 were represented by a labor union at ETG. As of December 31, 2020, 303 of the total number of employees were represented by labor unions at SJG, and 167 were represented by a labor union at ETG. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021; negotiations with IAM Local 76 with regard to this collective bargaining agreement are expected to commence in the near future. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2022.

EQUITY AND CONVERTIBLE UNITS - The Company has a contract obligating the holder of the Equity Units to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, a certain number of shares of common stock. In April 2021, a similar contract related to SJI's Convertible Units was settled. See Note 4.

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

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. Assessment of the nature and extent of the alleged damages requires substantial analysis from multiple experts. To date, discovery has not yet taken place and there is limited precedent on a number of the legal matters involved. As a result, SJG is currently evaluating the merits of the State of New Jersey’s allegations. Consequently, SJG cannot reasonably estimate or provide an assessment of the claim or any assurances regarding its outcome; however, an adverse outcome in the litigation could have a material impact on SJG’s results of operations, financial condition, and liquidity. All parties have agreed to and begun mediation efforts. SJG intends to vigorously defend itself in this matter. This manufactured gas plant site has been fully remediated.

Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. For matters other than the disputes noted above, SJI has accrued approximately $4.3 million and $4.1 million related to all claims in the aggregate as of March 31, 2021 and December 31, 2020, respectively, of which SJG has accrued approximately $1.2 million as of both March 31, 2021 and December 31, 2020.

ENVIRONMENTAL REMEDIATION COSTS — Except as noted under "Litigation" above, there have been no significant changes to the status of SJI’s environmental remediation efforts since December 31, 2020, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	77.7	13.6
Expected future sales of natural gas (in MMdts)	104.5	0.6

Basis and Index related net purchase contracts (in MMdts)	78.8	12.5

The expected future purchases and sales of electricity are not material.

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These unrealized pre-tax (losses) were $(0.1) million and $(0.3) million for the three months ended March 31, 2021 and 2020, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains (losses) for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of March 31, 2021 and December 31, 2020, SJI had $3.2 million and $2.4 million, respectively, and SJG had $0.4 million and $1.1 million, respectively, of unrealized gains included in its BGSS related to energy-related commodity contracts.

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

As of March 31, 2021, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

For the unrealized gains and losses on interest rate derivatives at SJG, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and, therefore, these unrealized gains (losses) have been included in Other Regulatory Assets in the condensed consolidated balance sheets.

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$38,541	$21,837	$41,439	$27,006
Derivatives - Energy Related - Non-Current	16,084	11,818	6,935	4,947
Interest rate contracts:
Derivatives - Other - Current	—	502	—	659
Derivatives - Other - Noncurrent	—	6,939	—	9,279
Total derivatives not designated as hedging instruments under GAAP	$54,625	$41,096	$48,374	$41,891

Total Derivatives	$54,625	$41,096	$48,374	$41,891

SJG:
Derivatives not designated as hedging instruments under GAAP	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$4,382	$352	$4,053	$2,868
Derivatives – Energy Related – Non-Current	—	275	87	190
Interest rate contracts:
Derivatives – Other - Current	—	502	—	659
Derivatives – Other - Noncurrent	—	6,939	—	9,279
Total derivatives not designated as hedging instruments under GAAP	$4,382	$8,068	$4,140	$12,996

Total Derivatives	$4,382	$8,068	$4,140	$12,996

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets. Information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2021
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$54,625	$—	$54,625	$(26,491)	(A)	$(5,163)	$22,971
Derivatives - Energy Related Liabilities	$(33,655)	$—	$(33,655)	$26,491	(B)	$—	$(7,164)
Derivatives - Other	$(7,441)	$—	$(7,441)	$—		$—	$(7,441)
SJG:
Derivatives - Energy Related Assets	$4,382	$—	$4,382	$(613)	(A)	$—	$3,769
Derivatives - Energy Related Liabilities	$(627)	$—	$(627)	$613	(B)	$—	$(14)
Derivatives - Other	$(7,441)	$—	$(7,441)	$—		$—	$(7,441)

As of December 31, 2020
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,374	$—	$48,374	$(24,027)	(A)	$—	$24,347
Derivatives - Energy Related Liabilities	$(31,953)	$—	$(31,953)	$24,027	(B)	$2,176	$(5,750)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)
SJG:
Derivatives - Energy Related Assets	$4,140	$—	$4,140	$(716)	(A)	$—	$3,424
Derivatives - Energy Related Liabilities	$(3,058)	$—	$(3,058)	$716	(B)	$2,176	$(166)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)

(A) The balances at March 31, 2021 and December 31, 2020 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2021 and December 31, 2020 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,
Derivatives Previously in Cash Flow Hedging Relationships under GAAP	2021	2020
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2021	2020
SJI (no balances for SJG; includes all other consolidated subsidiaries):
Losses on energy-related commodity contracts (a)	$(44)	$(276)
Losses on interest rate contracts (b)	—	(4,046)

Total	$(44)	$(4,322)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2021 is not material. The amount SJI would have been required to pay to settle the instruments immediately or post collateral to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2021 after offsetting asset positions with the same counterparties under master netting arrangements, is also not material.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2021	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	54,625	11,509	30,544	12,572
	$54,657	$11,541	$30,544	$12,572
SJG:
Assets
Derivatives – Energy Related Assets (B)	$4,382	$974	$6	$3,402
	$4,382	$974	$6	$3,402
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$33,655	$3,582	$28,921	$1,152
Derivatives – Other (C)	7,441	—	7,441	—
	$41,096	$3,582	$36,362	$1,152
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$627	$613	$3	$11
Derivatives – Other (C)	7,441	—	7,441	—
	$8,068	$613	$7,444	$11

As of December 31, 2020	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	48,374	11,447	23,527	13,400
	$48,406	$11,479	$23,527	$13,400
SJG:
Assets
Derivatives – Energy Related Assets (B)	$4,140	$715	$32	$3,393
	$4,140	$715	$32	$3,393

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,953	$8,605	$20,954	$2,394
Derivatives – Other (C)	9,938	—	9,938	—
	$41,891	$8,605	$30,892	$2,394
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$3,058	$2,891	$159	$8
Derivatives – Other (C)	9,938	—	9,938	—
	$12,996	$2,891	$10,097	$8

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at March 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$12,367	$826	Discounted Cash Flow	Forward price (per dt)	$1.33 - $6.61 [$2.61]	(A)
Forward Contract - Electric	$205	$326	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.34% - 100.00% [70.51%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.66% [29.49%]	(B)

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$12,824	$1,764	Discounted Cash Flow	Forward price (per dt)	$1.44 - $6.77 [$2.67]	(A)
Forward Contract - Electric	$576	$630	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.34% - 100.00% [65.69%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.66% [34.31%]	(B)

SJG:

Type	Fair Value at March 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$3,402	$11	Discounted Cash Flow	Forward price (per dt)	$1.75 - $5.03 [$3.12]	(A)

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$3,393	$8	Discounted Cash Flow	Forward price (per dt)	$2.48 - $3.63 [$3.16]	(A)

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$11,006	$17,574
Other Changes in Fair Value from Continuing and New Contracts, Net	5,477	9,403
Settlements	(5,063)	(7,999)

Balance at end of period	$11,420	$18,978

SJG:
Balance at beginning of period	$3,385	$5,035
Other Changes in Fair Value from Continuing and New Contracts, Net	3,391	4,806
Settlements	(3,385)	(5,035)

Balance at end of period	$3,391	$4,806

14.    LONG-TERM DEBT:

SJI and SJG had the following long-term debt-related activity during the three months ended March 31, 2021:

In March 2021, SJI completed a public offering of Equity Units for gross proceeds of $300.0 million (see Note 4). As of March 31, 2021, these Equity Units were not converted into equity; as such, the net proceeds, after underwriting discounts and commissions, of $291.0 million are recorded as Long-Term Debt on the condensed consolidated balance sheets.

On April 1, 2021, additional proceeds were received as the underwriters exercised their option to purchase additional Equity Units (see Notes 4 and 18). Gross proceeds were approximately $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, of approximately $34.0 million.

In March 2021, SJG paid $2.5 million of 4.84% MTNs due annually beginning March 2021.

15.    REVENUE:

There have been no significant changes to the nature of the Company's revenues or the revenue recognition policies and practices of the Company since December 31, 2020, which are described in Note 19 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

Disaggregated revenues from contracts with customers are disclosed below, by operating segment (in thousands). The presentation of disaggregated revenues for the prior periods has been revised to conform to the realignment of our operating segments as discussed in Note 6.

Three Months Ended March 31, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$166,589	$105,904	$—	$512	$—	$—	$273,005
Commercial & Industrial	60,313	49,654	373,967	1,607	6,423	(6,777)	485,187
OSS & Capacity Release	2,299	—	—	—	—	—	2,299
Other	761	192	—	935	—	(96)	1,792
	$229,962	$155,750	$373,967	$3,054	$6,423	$(6,873)	$762,283
Product/Service Line:
Gas	$229,962	$155,750	$373,967	$—	$—	$(6,699)	$752,980
Electric	—	—	—	1,607	—	(78)	1,529
Solar	—	—	—	—	1,911	—	1,911
Landfills	—	—	—	—	425	—	425
Fuel Cells	—	—	—	—	4,087	—	4,087
Other	—	—	—	1,447	—	(96)	1,351
	$229,962	$155,750	$373,967	$3,054	$6,423	$(6,873)	$762,283

Three Months Ended March 31, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$142,808	$92,409	$1,536	$—	$489	$—	$—	$237,242
Commercial & Industrial	41,835	37,148	1,659	138,995	7,363	6,988	(2,372)	231,616
OSS & Capacity Release	2,609	—	—	—	—	—	—	2,609
Other	557	3,849	83	—	—	—	—	4,489
	$187,809	$133,406	$3,278	$138,995	$7,852	$6,988	$(2,372)	$475,956
Product/Service Line:
Gas	$187,809	$133,406	$3,278	$138,995	$—	$—	$(1,089)	$462,399
Electric	—	—	—	—	6,994	—	(1,283)	5,711
Solar	—	—	—	—	—	1,907	—	1,907
CHP	—	—	—	—	—	3,502	—	3,502
Landfills	—	—	—	—	—	1,579	—	1,579
Other	—	—	—	—	858	—	—	858
	$187,809	$133,406	$3,278	$138,995	$7,852	$6,988	$(2,372)	$475,956

The SJG balance is a part of the SJG Utility Operations segment, and is before intercompany eliminations with other SJI entities.

Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG and ETG utility operating segments (including CIP and WNC), (b) both utility and nonutility realized revenue from derivative contracts at the SJG and ETG utility, Wholesale Energy Operations and Retail Services operating segments, and (c) unrealized revenues from derivative contracts of the Wholesale Energy Operations and Retail Services operating segments.

The Utilities' rate mechanisms that qualify as alternative revenue programs are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020. These mechanisms are subject to compliance filings on at least an annual basis, and the tariff rate adjustments are designed to occur over this compliance period. These rate mechanisms satisfy the criteria in ASC 980-605-25-4, as (a) each mechanism is established by order of the BPU for SJG and ETG; (b) the amounts recoverable under each program are determined by tracking and are probable of recovery; and (c) the adjustments to tariff rates are designed to recover from or refund to customers within a 24 month period. For each individual rate reconciling mechanism, operating revenues are recognized when allowable costs are greater than the amounts billed in the current period and are reduced when allowable costs are less than amounts billed in the current period. Total revenues arising from alternative revenue programs at SJI were $1.0 million and $47.7 million for the three months ended March 31, 2021 and 2020, respectively. Total revenues arising from alternative revenue programs at SJG were $(0.8) million and $37.1 million for the three months ended March 31, 2021 and 2020, respectively.

The following table provides information about SJI's and SJG's receivables (excluding SJG receivables from related parties) and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (A)	Unbilled Revenue (B)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2021	$278,723	$85,423
Ending balance as of March 31, 2021	327,832	68,155
Increase (Decrease)	$49,109	$(17,268)

Beginning balance as of January 1, 2020	$253,661	$84,821
Ending balance as of March 31, 2020	262,850	51,973
Increase (Decrease)	$9,189	$(32,848)

SJG:
Beginning balance as of January 1, 2021	$88,657	$46,837
Ending balance as of March 31, 2021	130,286	35,362
Increase (Decrease)	$41,629	$(11,475)

Beginning balance as of January 1, 2020	$84,940	$45,016
Ending balance as of March 31, 2020	112,606	24,916
Increase (Decrease)	$27,666	$(20,100)

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

16.    ACQUISITIONS & BUSINESS COMBINATIONS:

There have been no changes to the accounting policies with regards to asset acquisitions and business combinations described in Note 1 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

Notes 1 and 20 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 describe the asset acquisitions and business combinations that occurred in 2020, which include Catamaran/Annadale, EnerConnex, solar projects and RNG dairy farm development rights. Each of these acquisitions and business combinations occurred subsequent to March 31, 2020. The purchase price allocation for EnerConnex was finalized during the three months ended March 31, 2021, with no changes to the assets acquired and liabilities assumed as reported on the condensed consolidated balance sheet as of December 31, 2020.

17.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

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

The Company performs its annual goodwill impairment test as of October 1 of each fiscal year and on an interim basis as events and changes in circumstances occur that could be an indication of a potential impairment, including, but not limited to, a significant change in operating performance, the business climate, legal or regulatory factors, or a planned sale or disposition of a significant portion of the business.

The Company's impairment evaluations begin with a qualitative assessment at the reporting unit level. The reporting unit level is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. Factors utilized in the qualitative analysis performed on goodwill in our reporting units include, among other things, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units.

If sufficient qualitative factors exist, potential goodwill impairment is evaluated quantitatively by comparing the fair value of a reporting unit to the book value, including goodwill. For each reporting unit, the Company estimates the fair value of a reporting unit using a discounted cash flow analysis (an income approach) and, for certain reporting units, management also considers other methods, which includes a market multiples analysis, and performs a weighted combination of the income approach and the market approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, discount and growth rates, capital expenditures, tax rates, projected terminal values and, in the cases where market multiples analysis is utilized, implied market multiples for a selected group of peer companies.

If the fair value exceeds book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, an impairment charge is recognized for the excess up until the amount of goodwill allocated to the reporting unit. Changes in estimates or the application of alternative assumptions could produce significantly different results.

The Company determined that, as of March 31, 2021, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. The qualitative factors analyzed as described above also included macroeconomic conditions related to the COVID-19 pandemic. There were no impairments recorded for the three months ended March 31, 2021 and 2020. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

As of March 31, 2021 and December 31, 2020, SJI had $707.0 million of goodwill, including $700.2 million in the ETG Utility Operations segment and $6.8 million included in the Retail Services segment.

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships, interconnection and power purchase agreements at Annadale (collectively "Annadale intangible assets"), and an AMA. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years.

SJI's identifiable intangible assets were as follows (in thousands):

	As of March 31, 2021
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$6,900	$(453)	$6,447
AMA	19,200	(14,080)	5,120
Annadale Intangible Assets	4,220	(86)	4,134
Total	$30,320	$(14,619)	$15,701

	As of December 31, 2020
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$6,900	$(338)	$6,562
AMA	19,200	(12,800)	6,400
Annadale Intangible Assets	$4,318	$(22)	$4,296
Total	$30,418	$(13,160)	$17,258

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the condensed consolidated balance sheets.

Total SJI amortization expense related to identifiable intangible assets was $1.5 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. No impairment charges were recorded on identifiable intangible assets during the three months ended March 31, 2021 or 2020.

As of March 31, 2021, SJI's estimated amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	SJI
2021 (remaining nine months)	$4,377
2022	$2,004
2023	$724
2024	$724
2025	$724

18.    SUBSEQUENT EVENTS:

During April 2021, the following events occurred:

•Restricted shares were granted to SJI Directors, see Note 2.
•SJI entered into transactions related to the Equity Units and 2018 Corporate Units, see Note 4.
•SJI repaid the $90.0 million principal amount outstanding on its 3.43% Series 2018-A Notes at maturity.
•ETG and SJIU entered into a fourth amendment to their revolving credit agreement. See Note 10.

In April and May 2021, the Utilities received approvals from the BPU related to several of their filings related to various periodic rate mechanisms, see Note 7.

On May 5, 2021, SJI’s board of directors declared its regular dividend of $0.3025 per share for the second quarter of 2021. The dividend is payable July 2, 2021 to shareholders of record at the close of business on June 10, 2021.

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

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of each company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's condensed consolidated financial statements and the combined Notes to Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

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
These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk Factors” in this Quarterly Report, SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 and in any other SEC filings made by SJI or SJG during 2020 and 2021 and prior to the filing of this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI and SJG undertake no obligation to revise or update any forward-looking statements, whether from new information, future events or otherwise, except required by law.

COVID-19 - Except as noted below, the impact of COVID-19 on the financial results of the Company has not been material for the three months ended March 31, 2021 and 2020, respectively. For additional information related to COVID-19 and its impacts, see the "COVID-19" section of Item 7 "Management Discussion & Analysis of Financial Condition and Results of Operations" of SJI's Annual Report on Form 10-K for the year ended December 31, 2020.

All accounts receivables are carried at the amount owed by customers. The provision for uncollectible accounts is established based on expected credit losses. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company is required to file quarterly reports with the BPU, along with a petition for recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. During the three months ended March 31, 2021, ETG deferred $1.9 million and SJG deferred $2.2 million of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery (see Note 8 to the condensed consolidated financial statements). The Utilities have continued the suspension of disconnects for nonpayment by our customers, based on an executive order issued by the Governor of New Jersey, in which water, gas and electricity providers are barred from cutting services to New Jersey residents. On March 3, 2021, the Governor of New Jersey signed an executive order to extend the utility shutoff moratorium through June 30, 2021.

Critical Accounting Policies — Estimates and Assumptions — Management must make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Actual results could differ from those estimates. Certain types of transactions presented in our condensed consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, revenue recognition, goodwill, income taxes and evaluation of equity method investments for other-than-temporary impairment. A discussion of these estimates and assumptions may be found in Item 7 in SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since those discussed in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

Goodwill - See discussion on Goodwill in Note 17 to the condensed consolidated financial statements, along with Note 21 to the Consolidated Financial Statements in Item 8 of SJI’s Annual Report on Form 10-K for the year ended December 31, 2020.

As discussed in Note 17 to the condensed consolidated financial statements, SJI monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units. The Company determined that, as of March 31, 2021, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value of goodwill, requiring impairment charges in the future.

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

See discussion in Note 3 to the condensed consolidated financial statements, along with Note 3 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 related to our investment in PennEast. At March 31, 2021, the Company evaluated its investment in PennEast for impairment and determined there is not a triggering event for other-than-temporary impairment, and has not recorded any impairment charge to reduce the carrying value of our investment. Our evaluation considered that the pending legal and regulatory proceedings are ongoing, and the intent is to move forward with all potential legal and regulatory proceedings and other options available. Our evaluation also considered the current economic conditions as a result of COVID-19, noting that the timelines, potential options and legal and regulatory proceedings have not been impacted. However, the legal and regulatory proceedings could have unfavorable outcomes, or there could be other future unfavorable developments, such as a reduced likelihood of success from development options and legal and regulatory outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an impairment charge of up to our recorded investment in the project, net of any cash and working capital.

New Accounting Pronouncements — See discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the condensed consolidated financial statements.

Operating Segments:

Beginning with the first quarter of 2021, our internal management reporting, specifically around our nonutility businesses, changed primarily due to recent acquisitions and divestitures, and new product lines entered into as a result. These were primarily within the fuel cell, solar, RNG, and retail businesses. As a result of these changes in our businesses, the Company realigned its operating segments. The realigned segments reflect the financial information regularly evaluated by the CODM, which for SJI is the Company's Chief Executive Officer. The operating segments are as follows:

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
•Retail services operations includes the activities of SJE, SJESP and SJEI, as well as our equity interest in Millennium.
~~•~~Renewables consists of:
~~◦~~The Catamaran joint venture, which owns Annadale.
◦Solar-generation sites located in New Jersey, and three legacy solar projects, one of which was sold during the first quarter of 2020.
◦The activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020.
◦MTF and ACB, which were sold in the first quarter of 2020.
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings of Affiliated Companies on the condensed consolidated statements of income.
◦SJI RNG Devco, LLC, which includes the renewable natural gas development rights in certain dairy farms; there are no operating results from this entity at this time.
•Midstream invests in infrastructure and other midstream projects, including an investment in PennEast.
•Corporate & Services segment includes costs related to financing, acquisitions and divestitures, and other unallocated costs. Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG and ETG and, until its sale, ELK. SJI groups its nonutility operations into separate categories: Energy Management; Energy Production; Midstream; and Corporate & Services. Energy Management includes wholesale energy and retail services. Energy Production includes renewables and decarbonization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended March 31, 2021 increased $27.7 million to $128.7 million compared with the same period in 2020. SJI's income from continuing operations for the three months ended March 31, 2021 increased $27.7 million to $128.8 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from gas utility operations at SJG for the three months ended March 31, 2021 increased $13.1 million to $83.6 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with customer growth.

•The income contribution from the wholesale energy operating segment for the three months ended March 31, 2021 increased $7.6 million to $13.0 million compared with the same period in 2020, primarily due to higher margins on daily energy trading activities as well as colder weather experienced in the first quarter of 2021.

•There was an income contribution of $4.0 million related to an unrealized loss recorded on interest rate derivative contracts during the first quarter of 2020 that did not recur in 2021 as these contracts were terminated during the fourth quarter of 2020.

•The income contribution from the renewables operating segment for the three months ended March 31, 2021 increased $2.1 million to $1.0 million compared with the same period in 2020, primarily due to the results from the fuel cell project at Annadale, which was placed into service during the fourth quarter of 2020, along with reduced operations and maintenance expenses due to the sale of MTF and ACB in 2020.

•The income contribution from the gas utility operations at ETG for the three months ended March 31, 2021 increased $1.3 million to $38.0 million compared with the same period in 2020, primarily due to customer growth. This was partially offset with higher operations, maintenance and depreciation expenses.

A significant portion of the volatility in operating results is due to the impact of the accounting methods associated with SJI’s derivative activities. SJI uses derivatives to limit its exposure to market risk on transactions to buy, sell, transport and store natural gas and to buy and sell retail electricity. SJI also previously used derivatives to limit its exposure to increasing interest rates on variable-rate debt.

The types of transactions that typically cause the most significant volatility in operating results are as follows:

•SJRG purchases and holds natural gas in storage and maintains capacity on interstate pipelines to earn profit margins in the future. SJRG utilizes derivatives to mitigate price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, both gas stored in inventory and pipeline capacity are not considered derivatives and are not subject to fair value accounting. Conversely, the derivatives used to reduce the risk associated with a change in the value of inventory and pipeline capacity are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of inventory and pipeline capacity are unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage, as well as use of capacity, will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

•SJE uses forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Several related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated.

As a result, management also uses the non-GAAP financial measures of Economic Earnings and Economic Earnings per share when evaluating its results of operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of financial performance.

We define Economic Earnings as: Income from Continuing Operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; (ii) less income and plus losses attributable to noncontrolling interest; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, items excluded from Economic Earnings for the three months ended March 31, 2021 and 2020, are described in (A)-(D) in the table below.

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

Economic Earnings for the three months ended March 31, 2021 increased $22.1 million to $128.9 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from gas utility operations at SJG for the three months ended March 31, 2021 increased $11.9 million to $83.6 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with customer growth.

•The Economic Earnings contribution from the wholesale energy operating segment for the three months ended March 31, 2021 increased $7.9 million to $13.2 million compared with the same period in 2020, primarily due to higher margins on daily energy trading activities as well as colder weather experienced in the first quarter of 2021.

•The Economic Earnings contribution from the renewables operating segment for the three months ended March 31, 2021 increased $1.3 million to $0.6 million compared with the same period in 2020, primarily due to the results from the fuel cell project at Annadale, which was placed into service during the fourth quarter of 2020, along with reduced operations and maintenance expenses due to the sale of MTF and ACB in 2020.

•The Economic Earnings contribution from gas utility operations at ETG for the three months ended March 31, 2021 increased $1.3 million to $38.0 million compared with the same period in 2020, primarily due to customer growth. This was partially offset with higher operations, maintenance and depreciation expenses.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Income from Continuing Operations	$128,798	$101,100
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	44	4,322
Income Attributable to Noncontrolling Interest	(129)	—
Acquisition/Sale Net Costs (A)	267	1,361
Other Costs (B)	—	147
Income Taxes (C)	(86)	(1,305)
Additional Tax Adjustments (D)	—	1,214
Economic Earnings	$128,894	$106,839

Earnings per Share from Continuing Operations	$1.26	$1.09
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	—	0.05
Acquisition/Sale Net Costs (A)	—	0.01
Income Taxes (C)	—	(0.01)
Additional Tax Adjustments (D)	—	0.01
Economic Earnings per Share	$1.26	$1.15

The following table presents a reconciliation of SJG's income from continuing operations to Economic Earnings for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2021	2020
Income from Continuing Operations	$83,618	$70,522
Plus:
Additional Tax Adjustments (D)	—	1,214
Economic Earnings	$83,618	$71,736

The reconciliation of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), and the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Losses on Energy Related Commodity Contracts	$(44)	$(276)
Losses on Interest Rate Contracts	—	(4,046)
Total unrealized mark-to-market (losses)/gains on derivatives	(44)	(4,322)
Income Attributable to Noncontrolling Interest	129	—
Acquisition/Sale Net Costs (A)	(267)	(1,361)
Other Costs (B)	—	(147)
Income Taxes (C)	86	1,305
Additional Tax Adjustments (D)	—	(1,214)
Total reconciling items between losses from continuing operations and economic earnings	$(96)	$(5,739)

(A) Represents the final working capital payment on the sale of ELK, which was finalized during the three months ended March 31, 2021. Also represents items recognized during the three months ended March 31, 2020 such as costs incurred to prepare to exit the TSA, and gains/losses recognized and costs incurred on the sale of solar assets as well as MTF/ACB.

(B) Represents severance and other employee separation costs, along with costs incurred to cease operations at three landfill gas-to-energy production facilities.

(C) The income taxes were determined using a combined average statutory tax rate.

(D) Represents a one-time tax adjustment in 2020 resulting from the BPU's approval of a stipulation for SJG.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2021	2020
Utility Operating Revenues:
Firm Sales -
Residential	$161,102	$159,907
Commercial	32,109	32,555
Industrial	1,601	1,247
Cogeneration & Electric Generation	509	454
Firm Transportation -
Residential	4,899	4,353
Commercial	17,190	15,435
Industrial	7,350	6,413
Cogeneration & Electric Generation	1,379	1,427

Total Firm Revenues	226,139	221,791

Interruptible Sales	73	14
Interruptible Transportation	444	342
Off-System Sales	23,290	16,404
Capacity Release	1,209	1,940
Other	244	203
	251,399	240,694
Less: Intercompany Sales	(6,329)	(1,089)
Total Utility Operating Revenues	245,070	239,605
Less:
Cost of Sales - Utility	74,537	80,534
Less: Intercompany Cost of Sales	(6,329)	(1,089)
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	68,208	79,445
Less: Depreciation & Amortization (A)	29,315	24,892
Total GAAP Gross Margin	147,547	135,268
Add: Depreciation & Amortization (A)	29,315	24,892
Less: Conservation Recoveries (B)	4,238	4,885
Less: RAC Recoveries (B)	6,965	6,233
Less: EET Recoveries (B)	1,166	1,179
Less: Revenue Taxes	512	545
Utility Margin (C)	$163,981	$147,318

	Three Months Ended March 31,
	2021	2020
Utility Margin:
Residential	$119,974	$83,099
Commercial and Industrial	41,022	31,431
Cogeneration and Electric Generation	1,249	1,280
Interruptible	65	26
Off-System Sales & Capacity Release	737	785
Other Revenues	243	203
Margin Before Weather Normalization & Decoupling	163,290	116,824
CIP Mechanism	(763)	28,910
EET Mechanism	1,454	1,584
Utility Margin (C)	$163,981	$147,318

(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the condensed consolidated statements of income.

(B) Represents pass-through expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

(C) Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin - SJG Utility Operations" below.

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $10.7 million, or 4.4%, for the three months ended March 31, 2021 compared with the same period in 2020. Excluding intercompany transactions, revenues increased $5.5 million, or 2.3%, for the three months ended March 31, 2021 compared with the same period in 2020. The significant drivers for the overall change were as follows:

•Total firm revenue increased $4.3 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to higher base rates effective October 1, 2020, along with customer growth, partially offset with decreased revenue related to SJG's BGSS. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

•In addition, OSS increased $6.9 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to colder weather during the first quarter of 2021. During February 2021, SJG's service territory experienced a polar vortex, pushing gas prices to high levels and creating sales opportunities for SJG. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 93% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

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

Total Utility Margin increased $16.7 million, or 11.3%, for the three months ended March 31, 2021 compared with the same period in 2020. The increase is primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with customer growth. The decrease in revenues from SJG's BGSS clause had no impact to SJG's Utility Margin as discussed under "Operating Revenues - SJG Utility Operations" above. Partially offsetting SJG's Utility Margin is the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, changes year over year to the CIP mechanism are primarily due to variation in customer usage compared to the same period in 2020.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2021	2020
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$106,208	$99,396
Commercial & Industrial	33,377	26,284
Firm & Interruptible Transportation -
Residential	1,032	870
Commercial & Industrial	16,756	13,758
Other	173	3,849
Total Firm & Interruptible Revenues	157,546	144,157

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	58,305	54,116
Less: Depreciation & Amortization (A)	22,428	9,248
Total GAAP Gross Margin	76,813	80,793
Add: Depreciation & Amortization (A)	22,428	9,248
Less: Regulatory Rider Expenses (B)	10,251	5,302
Utility Margin (C)	$88,990	$84,739

	Three Months Ended March 31,
	2021	2020
Utility Margin:
Residential	$65,981	$57,433
Commercial & Industrial	33,057	27,912
Regulatory Rider Expenses (B)	(10,048)	(606)
Utility Margin (C)	$88,990	$84,739

(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the condensed consolidated statements of income.

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

Revenues from the gas utility operations at ETG increased $13.4 million, or 9.3% for the three months ended March 31, 2021 compared with the same period in 2020. Utility Margin from the gas utility operations at ETG increased $4.3 million or 5.0% for the three months ended March 31, 2021 compared with the same period in 2020. These increases in revenues and Utility Margin compared to the prior year period are primarily due to customer growth and colder weather during the current year period.

Nonutility:

Operating Revenues - Energy Management

Combined revenues for Energy Management, net of intercompany transactions, increased $124.4 million, or 88.3%, to $265.3 million for the three months ended March 31, 2021 compared with the same period in 2020. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $133.1 million to $261.5 million for the three months ended March 31, 2021 compared with the same period in 2020 primarily due to revenues earned on gas supply contracts, including two electric generation facilities that began operating after March 31, 2020, along with increases in the average monthly NYMEX settle price and colder weather experienced in the first quarter of 2021.

•Revenues from retail services, net of intercompany transactions, decreased $8.7 million to $3.8 million for the three months ended March 31, 2021 compared with the same period in 2020 primarily due to lower overall sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. This was partially offset with revenues earned at EnerConnex, which became a wholly-owned subsidiary in the second half of 2020.

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

As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated statement of income.

Operating Revenues - Energy Production
Combined revenues for Energy Production, net of intercompany transactions, increased $0.1 million, or 0.9%, to $6.3 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to revenues earned on the Annadale fuel cell project, partially offset with lack of revenues from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).
Gross Margin - Energy Management & Energy Production

Gross margin for the Energy Management and Energy Production businesses is a GAAP measure and is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of income.

Gross margin is broken out between Energy Management and Energy Production, which are comprised of a group of segments as described in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Management

Combined gross margins for Energy Management increased $10.3 million to $21.1 million for the three months ended March 31, 2021 compared with the same period in 2020. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG increased $9.9 million to $20.0 million, for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to higher margins on daily energy trading activities as well as colder weather experienced in the first quarter of 2021.

The wholesale energy operations at SJRG are expected to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•Gross margin from retail services increased $0.4 million to $1.1 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to margins earned at EnerConnex, which became a wholly-owned subsidiary in the second half of 2020. This was partially offset with overall lower sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months.

Gross Margin - Energy Production
Combined gross margins for Energy Production decreased $0.2 million to $5.6 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to lack of margin from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements), partially offset with margins earned on the Annadale fuel cell project in the three months ended March 31, 2021.
Operating Expenses - All Segments:

A summary of net changes in Operations and Maintenance expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2021 vs. 2020
SJI Utilities:
SJG Utility Operations	$74
ETG Utility Operations	3,165
ELK Utility Operations	(600)
Subtotal SJI Utilities	2,639
Nonutility:
Energy Management:
Wholesale Energy Operations	20
Retail Services	(178)
Subtotal Energy Management	(158)
Energy Production:
Renewables	(4,281)
Subtotal Energy Production	(4,281)
Midstream	4
Corporate & Services and Intercompany Eliminations	(52)
Total Operations and Maintenance Expense	$(1,848)

Operations & Maintenance

ETG utility operations and maintenance expense increased $3.2 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to the operation of ETG's RAC, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting increase in revenue during the three months ended March 31, 2021 compared with the same period in the prior year.

Operations and Maintenance expense for Energy Production decreased $4.3 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to the sale of MTF and ACB, partially offset with the impact of Annadale.

The change in operations and maintenance expense for all other segments, including SJG utility operations, for the three months ended March 31, 2021 compared with the same period in 2020 was not significant.

Depreciation - Depreciation increased $5.3 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2021 compared with the same period in 2020 was not significant.

Other Income and Expense - Other income and expense increased $3.2 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to higher investment performance as the first quarter of 2020 saw weaker market conditions from the beginning of the COVID-19 pandemic. Also contributing is higher SJG AFUDC income.

Interest Charges – The change in interest charges for the three months ended March 31, 2021 compared with the same period in 2020 was not significant.

Income Taxes – Income tax expense increased $8.4 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to higher income before income taxes.

Equity in Earnings of Affiliated Companies – The change in equity in earnings of affiliated companies for the three months ended March 31, 2021 compared with the same period in 2020 was not significant.

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

Cash flows for the period were the following (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net Cash Provided by Operating Activities	$198,463	$165,898
Net Cash Used in Investing Activities	$(112,328)	$(10,055)
Net Cash Provided by Financing Activities	$(96,098)	$(152,191)

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first three months of 2021 produced more net cash than the same period in 2020, primarily due to the following: (1) SJG revenues due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020; (2) higher margins and increased collections on daily energy trading activities at SJRG; and (3) customer growth at ETG.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2021, 2022 and 2023 at SJI to be approximately $801.5 million, $758.3 million and $701.3 million, respectively. The high level of investing activities for 2021, 2022 and 2023 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, projected investment in PennEast, and investments in future renewable energy projects including efforts to meet our decarbonization goals, which were announced in April 2021. targeting 70% reduction in emissions by 2030 and 100% by 2040, with at least 25% of capital spending annually in support of sustainability investments. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other significant investing activities of SJI during the first three months of 2021 and 2020 were as follows:

•SJI received approximately $97.0 million from the sale of MTF and ACB during the three months ended March 31, 2020.
•SJI received approximately $7.2 million from the sale of certain solar assets during the three months ended March 31, 2020.

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

Credit facilities and available liquidity as of March 31, 2021 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$136,700	(A)	$363,300	August 2022

Total SJI	500,000	136,700		363,300

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	1,400	(B)	198,600	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2021

Total SJG	210,000	1,400		208,600

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	45,100	(C)	154,900	April 2023

Total	$910,000	$183,200		$726,800

(A) Includes letters of credit outstanding in the amount of $9.5 million, which is used to enable SJE to market retail electricity as well as for various construction and operating activities.
(B) Includes letters of credit outstanding in the amount of $1.4 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.
(C) Includes letters of credit outstanding in the amount of $1.0 million, which supports ETG's construction activity.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of March 31, 2021.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

Each of the credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the Utilities' credit facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and the Utilities were in compliance with these covenants as of March 31, 2021. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as long-term debt) for purposes of the covenant calculation.

For additional information regarding the terms of the credit facilities as well as weighted average interest rates, average borrowings outstanding and maximum amounts outstanding under these credit facilities see Note 10 to the condensed consolidated financial statements.

2021 Activity:

On March 22, 2021, SJI offered 10,250,000 shares of its common stock, par value $1.25 per share, at a public offering price of $22.25 per share. Of the offered shares, 362,359 shares were issued at closing. The remaining 9,887,641 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. On March 25, 2021, 1,537,500 shares pursuant to the underwriters’ option as part of the underwriting agreement for the above offering of shares were issued at the same public offering price of $22.25. The total share issuance of 1,899,859 resulted in gross proceeds of $42.3 million, with net proceeds, after deducting underwriting discounts and commissions as well as legal fees, totaling $40.6 million.

On March 22, 2021, SJI issued and sold 6,000,000 Equity Units, initially consisting of Corporate Units, which resulted in gross proceeds of approximately $300.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $291.0 million. As of March 31, 2021 the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets. On April 1, 2021, the underwriters purchased an additional 700,000 Equity Units, resulting in gross proceeds totaling $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, totaling $34.0 million.

On March 25, 2021, the Company finalized the remarketing of the $287.5 million of Series A Junior Subordinated Notes.

On April 15, 2021, as a result of settlement of outstanding stock purchase contracts associated with the 2018 Corporate Units, the Company received approximately $287.5 million in exchange for approximately 9.8 million shares of common stock.

For more information on the above activity, see Note 4 to the condensed consolidated financial statements.

In March 2021, SJI paid off its $150.0 million term loan agreement at maturity.

In April 2021, SJI repaid the $90.0 million principal amount outstanding on its 3.43% Series 2018-A Notes at maturity.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of March 31, 2021	As of December 31, 2020
Equity	34.0%	32.2%
Long-Term Debt	62.6%	56.4%
Short-Term Debt	3.4%	11.4%
Total	100.0%	100.0%

During the three months ended March 31, 2021 and 2020, SJI declared quarterly dividends to its common shareholders, which were paid in April 2021 and 2020, respectively. SJI has a long history of paying dividends on its common stock and has increased its dividend every year since 1999. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a long-term targeted payout ratio of between 55% and 65% of Economic Earnings In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Total net cash outflows for remediation projects are expected to be $36.6 million, $57.2 million and $48.6 million for 2021, 2022 and 2023, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2020, certain environmental costs are subject to recovery from ratepayers.

Affiliate Loans - See Note 3 to the condensed consolidated financial statements.

Convertible Units, Equity Units and Forward Shares - See Note 4 to the condensed consolidated financial statements.

Standby Letters of Credit - See Notes 10 and 11 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020, except for the Equity Units issued as discussed in Note 4 to the condensed consolidated financial statements.

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

Pending Litigation — SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. Neither SJI nor SJG can make any assurance as to the outcome of any of these actions but, based on an analysis of these claims and consultation with outside counsel, we do not believe that any of these claims, other than those described in Note 11 to the condensed consolidated financial statements, are reasonably likely to have a material impact on the business or financial statements of SJI or SJG. See Note 11 to the condensed consolidated financial statements for more detail on these claims.

PennEast - See Note 3 to the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY

This section of Management’s Discussion focuses on SJG for the reported periods. In many cases, explanations and disclosures for both SJI and SJG are substantially the same or specific disclosures for SJG are included in the Management's Discussion for SJI.

RESULTS OF OPERATIONS:

The results of operations for the SJG utility operations are described above under "Results of Operations - SJG Utility Operations"; therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations under South Jersey Industries, Inc.

The following table summarizes the composition of selected gas utility throughput for the three month periods ended March 31, (in thousands):

	Three Months Ended March 31,
	2021	2020
Utility Throughput – dts:
Firm Sales -
Residential	12,959	10,212
Commercial	2,771	2,397
Industrial	135	108
Cogeneration & Electric Generation	85	81
Firm Transportation -
Residential	509	450
Commercial	2,662	2,349
Industrial	2,823	2,770
Cogeneration & Electric Generation	648	868

Total Firm Throughput	22,592	19,235

Interruptible Sales	6	1
Interruptible Transportation	342	293
Off-System Sales	6,044	5,538
Capacity Release	12,327	18,064

Total Throughput - Utility	41,311	43,131

Throughput – Gas Utility Operations - Total gas throughput decreased 1.8 MMdts for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to volume decreases in Capacity Release resulting from lower demand.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Net Income Impact:
CIP – Weather Related	$5.6	$13.9
CIP – Usage Related	(6.2)	7.1
Total Net Income Impact	$(0.6)	$21.0

Weather Compared to 20-Year Average	6.5% Warmer	19.8% Warmer
Weather Compared to Prior Year	15.1 % Colder	18.1% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operations & Maintenance Expense - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $2.5 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2021 compared with the same period in 2020 was not significant.

Other Income and Expense - Other Income and Expense increased $3.0 million for the three months ended March 31, 2021 compared with the same period in 2020, primarily due to higher investment performance as the first quarter of 2020 saw weaker market conditions from the beginning of the COVID-19 pandemic. Also contributing is higher SJG AFUDC income.

Interest Charges – Interest Charges increased $2.2 million for the three months ended March 31, 2021 compared with the same period in 2020 primarily due to higher amounts of long-term debt from issuances that occurred in 2020.

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Also, during the first quarter of 2020, SJG recorded $1.2 million in tax expense related to a one-time tax adjustment resulting from the BPU's approval of a stipulation for SJG.

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

Cash flows for the period were the following (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net Cash Provided by Operating Activities	$125,284	$86,431
Net Cash Used in Investing Activities	(64,233)	(56,136)
Net Cash Used in Financing Activities	(50,009)	(29,400)

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first three months of 2021 produced more net cash than the same period in 2020, primarily due to higher revenues due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2021, 2022 and 2023 to be approximately $275.0 million, $240.5 million and $325.4 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

See SJI's Management Discussion section above.

SJI did not contribute any equity to SJG during the three months ended March 31, 2021 or 2020.

SJG’s capital structure was as follows:

	As of March 31, 2021	As of December 31, 2020
Common Equity	56.5%	53.8%
Long-Term Debt	43.5%	44.2%
Short-Term Debt	0.0%	2.0%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Total net cash outflows for remediation projects are expected to be $19.1 million, $25.6 million and $33.7 million for 2021, 2022 and 2023, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2020, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of March 31, 2021, averaged $80.6 million annually and totaled $382.5 million over the contracts’ lives.  Approximately 35% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Litigation - See the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized gains (losses) of $(0.1) million and $(0.3) million for the three months ended March 31, 2021 and 2020, respectively, which are included with realized gains (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2021 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$10,339	$922	$248	$11,509
Prices provided by other external sources	19,595	8,939	2,010	30,544
Prices based on internal models or other valuation methods	8,607	3,140	825	12,572

Total	$38,541	$13,001	$3,083	$54,625

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$2,899	$639	$44	$3,582
Prices provided by other external sources	17,810	8,155	2,956	28,921
Prices based on internal models or other valuation methods	1,127	25	—	1,152

Total	$21,836	$8,819	$3,000	$33,655

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 37.1 MMdts with a weighted average settlement price of $2.67 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 78.8 MMdts with a weighted average settlement price of $(0.52) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 63.9 MMdts with a weighted average settlement price of $2.06 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are not material.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2021	$16,421
Contracts Settled During the Three Months Ended March 31, 2021, Net	(4,508)
Other Changes in Fair Value from Continuing and New Contracts, Net	9,057

Net Derivatives — Energy Related Assets, March 31, 2021	$20,970

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at March 31, 2021 was $196.2 million and averaged $531.7 million during the first three months of 2021. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $3.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2020 - 152 b.p. decrease; 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; and 2016 - 47 b.p. increase. At March 31, 2021, our average interest rate on variable-rate debt was 1.27%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of March 31, 2021, the interest costs on $2.95 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of March 31, 2021, SJI’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

Credit Risk - As of March 31, 2021, SJI had approximately $6.1 million, or 11.1%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated.

As of March 31, 2021, SJRG had $119.5 million of Accounts Receivable under sales contracts. Of that total, 14.3% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2021 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$974	$—	$974
Prices provided by other external sources	6	—	6
Prices based on internal models or other valuable methods	3,402	—	3,402

Total	$4,382	$—	$4,382

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$338	$275	$613
Prices provided by other external sources	3	—	3
Prices based on internal models or other valuable methods	11	—	11

Total	$352	$275	$627

Contracted volumes of SJG's NYMEX contracts are 13.0 MMdts with a weighted-average settlement price of $2.67 per dt. Contracted volumes of SJG's Basis contracts are 12.5 MMdts with a weighted-average settlement price of $0.10 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2021	$1,082
Contracts Settled During the Three Months ended March 31, 2021, Net	(862)
Other Changes in Fair Value from Continuing and New Contracts, Net	3,535
Net Derivatives — Energy Related Assets, March 31, 2021	$3,755

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at March 31, 2021, was $24.9 million and averaged $44.2 million during the first three months of 2021. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.3 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2020 - 220 b.p. decrease; 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; and 2016 - 19 b.p. increase. As of March 31, 2021, SJG's average interest rate on variable-rate debt was 0.10%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2021, the interest costs on $1.08 billion of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of March 31, 2021, the disclosure controls and procedures employed at SJI and SJG, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 1, Note 11, Litigation.

Item 1A. Risk Factors

Other than described below, there have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2020.

We issued additional securities in March and April 2021, and, as a result, we are subject to market risks including market demand for our debt and equity securities.

We have obtained financing which includes common stock and Equity Units.

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
• be adversely impacted by movements in the overall equity markets or the utility or natural gas utility industry sectors of that market, which could impact the offering price of any new equity or necessitate the use of other equity or equity-like instruments such as preferred stock, convertible preferred shares, or convertible debt; and
• impact our ability to make our current and future dividend payments, or make future dividend payments at similar amounts per share as in the past.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

1.1	Common Stock Underwriting Agreement dated March 17, 2021 between South Jersey Industries, Inc. and the Representative of the several underwriters (incorporated by reference from Exhibit 1.1 of Form 8-K of SJI as filed March 22, 2021).

1.2	Equity Units Underwriting Agreement dated March 17, 2021 between South Jersey Industries, Inc. and the Representative of the several underwriters (incorporated by reference from Exhibit 1.2 of Form 8-K of SJI as filed March 22, 2021).

4.1	Junior Subordinated Indenture dated as of April 23, 2018 between South Jersey Industries, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed March 22, 2021).

4.2	Second Supplemental Indenture dated as of March 22, 2021 between South Jersey Industries, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed March 22, 2021).

4.3	Form of 2021 Series B 1.65% Remarketable Junior Subordinated Notes due 2029 (incorporated by reference from Exhibit 4.3 of Form 8-K of SJI as filed March 22, 2021).

4.4	Purchase Contract and Pledge Agreement dated as of March 22, 2021 between South Jersey Industries, Inc. and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary (incorporated by reference from Exhibit 4.4 of Form 8-K of SJI as filed March 22, 2021).

4.5	Form of Remarketing Agreement (incorporated by reference from Exhibit 4.5 of Form 8-K of SJI as filed March 22, 2021).

4.6	Form of Corporate Units (incorporated by reference from Exhibit 4.6 of Form 8-K of SJI as filed March 22, 2021).

4.7	Form of Treasury Units (incorporated by reference from Exhibit 4.7 of Form 8-K of SJI as filed March 22, 2021).

4.8	Forward Sale Agreement dated March 17, 2021 between the Company and Bank of America, N.A., as forward purchaser (incorporated by reference from Exhibit 4.8 of Form 8-K of SJI as filed March 22, 2021).

4.9	Form of stock certificate for common stock (incorporated by reference from Exhibit 4.9 of Form 8-K of SJI as filed March 22, 2021).

4.10	Officer’s Certificate of South Jersey Industries, Inc., dated March 25, 2021, setting forth the terms of the Notes effective March 29, 2021 (incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed March 26, 2021).

10.1	Fourth Amendment to Two-Year Revolving Credit Agreement and Extension Agreement, dated as of April 26, 2021, by and among Elizabethtown Gas Company, SJI Utilities, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, including as Annex A thereto, a conformed copy of the Credit Agreement, as amended (incorporated by reference from Exhibit 10.1 of Form 8-K of SJI filed as of April 30, 2021).

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, filed with the Securities and Exchange Commission on May 6, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2021, filed with the Securities and Exchange Commission on May 6, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	May 6, 2021	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	May 6, 2021	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
(Principal Financial Officer)