Form 10-Q
period 2021-06-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2021-08-05
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of August 1, 2021 was 112,447,099 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of August 1, 2021 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is an indirect wholly-owned subsidiary of SJI and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
ADIT	Accumulated Deferred Income Taxes
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
Annadale	Annadale Community Clean Energy Projects LLC
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
Bronx Midco	Bronx Midco, LLC
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
Catamaran	Catamaran Renewables, LLC
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
COVID-19	Novel coronavirus
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
ETG/ELK Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
ITC	Investment Tax Credit
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
Marina	Marina Energy, LLC
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTN	Medium Term Notes
MW	Megawatt
MWh	Megawatt-hours
NCI	Noncontrolling Interest
NOL	Net Operating Loss
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
REV	REV LNG, LLC
RNG	Renewable Natural Gas
ROE	Return on Equity
ROU	Right of Use
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company

SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's three utility businesses: SJG, ETG, and until its sale, ELK
UWUA	United Workers Union of America
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

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

Part 1 - Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of (loss)/income, statements of comprehensive (loss)/income, statements of equity and statements of cash flows) for each of SJI and SJG. The Notes to Unaudited Condensed Consolidated Financial Statements are presented on a combined basis for both SJI and SJG. Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) included under Item 2 is divided into two major sections: SJI and SJG.

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Utility	$144,270	$145,846	$546,886	$532,727
Nonutility	167,558	114,118	439,242	261,349
Total Operating Revenues	311,828	259,964	986,128	794,076
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	33,286	45,564	159,799	180,890
- Nonutility	168,209	102,089	413,270	232,831
Operations and Maintenance	62,881	62,053	132,984	134,004
Depreciation	33,031	27,431	64,843	53,900
Energy and Other Taxes	2,812	2,636	6,795	6,498
Total Operating Expenses	300,219	239,773	777,691	608,123
Operating Income	11,609	20,191	208,437	185,953

Other Income and Expense	3,592	3,625	5,660	2,478
Interest Charges	(31,185)	(28,589)	(62,644)	(61,125)
(Loss) Income Before Income Taxes	(15,984)	(4,773)	151,453	127,306
Income Taxes	4,702	178	(37,067)	(33,192)
Equity (Loss) in Earnings of Affiliated Companies	(85,378)	2,017	(82,248)	4,408
(Loss) Income from Continuing Operations	(96,660)	(2,578)	32,138	98,522
Loss from Discontinued Operations - (Net of tax benefit)	(80)	(61)	(151)	(120)
Net (Loss) Income	(96,740)	(2,639)	31,987	98,402
Less: Income Attributable to Noncontrolling Interest	88	—	217	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(96,828)	$(2,639)	$31,770	$98,402
Basic (Loss) Earnings Per Common Share:
Continuing Operations	$(0.87)	$(0.03)	$0.30	$1.06
Discontinued Operations	—	—	—	—
Net (Loss) Income	(0.87)	(0.03)	0.30	1.06
Less: Income Attributable to Noncontrolling Interest	—	—	—	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(0.87)	$(0.03)	$0.30	$1.06

Average Shares of Common Stock Outstanding - Basic	110,902	93,712	105,902	93,078
Diluted (Loss) Earnings Per Common Share:
Continuing Operations	$(0.87)	$(0.03)	$0.30	$1.06
Discontinued Operations	—	—	—	—
Net (Loss) Income	(0.87)	(0.03)	0.30	1.06
Less: Income Attributable to Noncontrolling Interest	—	—	—	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(0.87)	$(0.03)	$0.30	$1.06

Average Shares of Common Stock Outstanding - Diluted	110,902	93,712	107,389	93,195

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (Loss) Income	$(96,740)	$(2,639)	$31,987	$98,402

Other Comprehensive (Loss) Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net (Loss) Income, net of tax of $(4), $(4), $(8) and $(8), respectively	8	8	16	16

Other Comprehensive Income - Net of Tax	8	8	16	16

Comprehensive (Loss) Income	(96,732)	(2,631)	32,003	98,418
Less: Comprehensive Income Attributable to Noncontrolling Interest	88	—	217	—
Comprehensive (Loss) Income Attributable to South Jersey Industries, Inc.	$(96,820)	$(2,631)	$31,786	$98,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Net Cash Provided by Operating Activities	$241,651	$206,310

Cash Flows from Investing Activities:
Capital Expenditures	(232,138)	(234,635)
Cash Paid for Acquisitions, Net of Cash Acquired	—	(2,806)
Proceeds from Business Dispositions and Sale of Property, Plant & Equipment	—	104,311
Investment in Contract Receivables	(18,335)	(11,506)
Proceeds from Contract Receivables	12,928	7,524
Investment in Affiliates	(9,802)	(727)
Advances to Affiliates	(7,924)	—
Net Repayment of Notes Receivable - Affiliates	890	2,730
Acquisition/Divestiture Working Capital Settlement	(267)	—
Investment in Subsidiary, Net of Cash Acquired	(14,672)	—

Net Cash Used in Investing Activities	(269,320)	(135,109)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(571,700)	(395,900)
Proceeds from Issuance of Long-Term Debt	460,000	600,000
Principal Repayments of Long-Term Debt	(100,000)	(450,000)
Payments for Issuance of Long-Term Debt	(12,761)	(5,874)
Dividends on Common Stock	(30,453)	(27,276)
Proceeds from Sale of Common Stock	329,772	200,000
Payments for the Issuance of Common Stock	(2,300)	(1,863)
Capital Contributions of Noncontrolling Interest in Subsidiary	1,213	—

Net Cash Provided by (Used in) Financing Activities	73,771	(80,913)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	46,102	(9,712)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	41,831	28,381

Cash, Cash Equivalents and Restricted Cash at End of Period	$87,933	$18,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2021	December 31, 2020
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,451,720	$5,265,661
Accumulated Depreciation	(950,763)	(914,122)
Nonutility Property and Equipment, at cost	168,514	147,764
Accumulated Depreciation	(35,807)	(35,069)

Property, Plant and Equipment - Net	4,633,664	4,464,234

Investments:
Available-for-Sale Securities	32	32
Restricted	34	7,786
Investment in Affiliates	32,509	106,230

Total Investments	32,575	114,048

Current Assets:
Cash and Cash Equivalents	87,899	34,045
Accounts Receivable	259,045	278,723
Unbilled Revenues	30,800	85,423
Provision for Uncollectibles	(42,233)	(30,582)
Notes Receivable - Affiliate	1,957	2,847
Natural Gas in Storage, average cost	40,101	39,440
Materials and Supplies, average cost	1,479	2,561
Prepaid Taxes	42,972	23,851
Derivatives - Energy Related Assets	83,511	41,439
Other Prepayments and Current Assets	21,487	29,081

Total Current Assets	527,018	506,828

Regulatory and Other Noncurrent Assets:
Regulatory Assets	670,176	673,992
Derivatives - Energy Related Assets	25,110	6,935
Notes Receivable - Affiliate	38,155	31,073
Contract Receivables	46,335	41,428
Goodwill	706,960	706,960
Other	153,116	143,650

Total Regulatory and Other Noncurrent Assets	1,639,852	1,604,038

Total Assets	6,833,109	$6,689,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2021	December 31, 2020
Capitalization and Liabilities
Equity:
Common Stock	$140,557	$125,740
Premium on Common Stock	1,462,322	1,218,000
Treasury Stock (at par)	(268)	(321)
Accumulated Other Comprehensive Loss	(38,200)	(38,216)
Retained Earnings	322,988	355,678
Total South Jersey Industries, Inc. Equity	1,887,399	1,660,881
Noncontrolling Interest	7,425	5,995
Total Equity	1,894,824	1,666,876

Long-Term Debt	3,177,353	2,776,400

Total Capitalization	5,072,177	4,443,276

Current Liabilities:
Notes Payable	24,700	596,400
Current Portion of Long-Term Debt	90,976	142,801
Accounts Payable	226,108	256,589
Customer Deposits and Credit Balances	29,072	35,899
Environmental Remediation Costs	44,053	45,265
Taxes Accrued	8,159	6,025
Derivatives - Energy Related Liabilities	63,763	27,006
Deferred Contract Revenues	653	479
Derivatives - Other Current	579	659
Dividends Payable	34,007	—
Interest Accrued	23,384	21,140
Pension Benefits	3,704	3,704
Other Current Liabilities	40,443	27,665

Total Current Liabilities	589,601	1,163,632

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	181,215	149,534
Pension and Other Postretirement Benefits	130,615	135,023
Environmental Remediation Costs	135,922	148,310
Asset Retirement Obligations	204,434	202,092
Derivatives - Energy Related Liabilities	17,912	4,947
Derivatives - Other Noncurrent	7,865	9,279
Regulatory Liabilities	404,826	420,577
Other	88,542	12,478

Total Deferred Credits and Other Noncurrent Liabilities	1,171,331	1,082,240

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$6,833,109	$6,689,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2021	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876
Net Income	—	—	—	—	128,598	128,598	129	128,727
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2,475	37,771	57	—	—	40,303	—	40,303
Contract Liability Adjustment (see Note 4)	—	(62,219)	—	—	—	(62,219)	—	(62,219)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(30,453)	(30,453)	—	(30,453)
Balance at March 31, 2021	$128,215	$1,193,552	$(264)	$(38,208)	$453,823	$1,737,118	$6,124	$1,743,242
Net (Loss)/Income	—	—	—	—	(96,828)	(96,828)	88	(96,740)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	12,342	276,029	(4)	—	—	288,367	—	288,367
Contract Liability Adjustment (see Note 4)	—	(7,259)	—	—	—	(7,259)	—	(7,259)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(34,007)	(34,007)	—	(34,007)
Capital Contributions of Noncontrolling Interest in Subsidiary	—	—	—	—	—	—	1,213	1,213
Balance at June 30, 2021	$140,557	$1,462,322	$(268)	$(38,200)	$322,988	$1,887,399	$7,425	$1,894,824

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total Equity

Balance at January 1, 2020	$115,493	$1,027,902	$(289)	$(32,558)	$313,237	$1,423,785
Net Income	—	—	—	—	101,041	101,041
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	62	(352)	15	—	—	(275)
Cash Dividends Declared - Common Stock ($0.295 per share)	—	—	—	—	(27,276)	(27,276)
Balance at March 31, 2020	$115,555	$1,027,550	$(274)	$(32,550)	$387,002	$1,497,283
Net Loss	—	—	—	—	(2,639)	(2,639)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,178	188,813	(37)	—	—	198,954
Cash Dividends Declared - Common Stock ($0.295 per share)	—	—	—	—	(27,277)	(27,277)
Balance at June 30, 2020	$125,733	$1,216,363	$(311)	$(32,542)	$357,086	$1,666,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Operating Revenues	$91,215	$87,182	$342,614	$327,876

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	18,711	25,546	93,248	106,080
Operations and Maintenance	34,539	33,841	71,807	71,035
Depreciation	20,357	16,993	39,565	33,699
Energy and Other Taxes	1,139	1,070	2,683	2,685

Total Operating Expenses	74,746	77,450	207,303	213,499

Operating Income	16,469	9,732	135,311	114,377

Other Income and Expense	1,486	3,184	3,101	1,834

Interest Charges	(9,613)	(8,019)	(19,338)	(15,561)

Income Before Income Taxes	8,342	4,897	119,074	100,650

Income Taxes	(2,029)	(1,219)	(29,143)	(26,450)

Net Income	$6,313	$3,678	$89,931	$74,200

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Net Income	$6,313	$3,678	$89,931	$74,200

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4), $(4), $(8) and $(8), respectively	8	8	16	16

Other Comprehensive Income - Net of Tax	8	8	16	16

Comprehensive Income	$6,321	$3,686	$89,947	$74,216

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,

	2021	2020
Net Cash Provided by Operating Activities	161,270	125,459

Cash Flows from Investing Activities:
Capital Expenditures	(127,377)	(118,335)
Investment in Contract Receivables	(18,335)	(11,506)
Proceeds from Contract Receivables	12,928	7,524

Net Cash Used in Investing Activities	(132,784)	(122,317)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(22,800)	(10,800)
Proceeds from Issuance of Long-Term Debt	—	400,000
Principal Repayments of Long-Term Debt	(10,000)	(400,000)
Payments for Issuance of Long-Term Debt	(11)	(3,001)
Additional Investment by Shareholder	—	9,500

Net Cash Used in Financing Activities	(32,811)	(4,301)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4,325)	(1,159)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,424	6,751

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,099	$5,592

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2021	December 31, 2020
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,497,239	$3,387,831
Accumulated Depreciation	(633,032)	(606,925)

Property, Plant and Equipment - Net	2,864,207	2,780,906

Investments:
Restricted Investments	34	4,826

Total Investments	34	4,826

Current Assets:
Cash and Cash Equivalents	2,065	1,598
Accounts Receivable	96,824	88,657
Accounts Receivable - Related Parties	1,601	3,989
Unbilled Revenues	13,276	46,837
Provision for Uncollectibles	(21,706)	(17,359)
Natural Gas in Storage, average cost	12,433	14,050
Materials and Supplies, average cost	619	619
Prepaid Taxes	28,810	19,522
Derivatives - Energy Related Assets	13,361	4,053
Other Prepayments and Current Assets	9,206	12,710

Total Current Assets	156,489	174,676

Regulatory and Other Noncurrent Assets:
Regulatory Assets	479,988	495,084
Contract Receivables	46,335	41,428
Derivatives - Energy Related Assets	459	87
Other	30,077	25,258

Total Regulatory and Other Noncurrent Assets	556,859	561,857

Total Assets	$3,577,589	$3,522,265

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2021	December 31, 2020
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	465,244	465,244
Accumulated Other Comprehensive Loss	(31,590)	(31,606)
Retained Earnings	954,171	864,240

Total Equity	1,393,673	1,303,726

Long-Term Debt	1,003,432	1,016,280

Total Capitalization	2,397,105	2,320,006

Current Liabilities:
Notes Payable	24,700	47,500
Current Portion of Long-Term Debt	55,984	52,809
Accounts Payable - Commodity	19,497	22,199
Accounts Payable - Other	34,457	44,186
Accounts Payable - Related Parties	6,823	11,049
Derivatives - Energy Related Liabilities	244	2,868
Derivatives - Other Current	579	659
Customer Deposits and Credit Balances	18,008	23,637
Environmental Remediation Costs	23,956	23,067
Taxes Accrued	5,312	3,942
Pension Benefits	3,669	3,669
Interest Accrued	10,667	10,961
Other Current Liabilities	6,162	7,798

Total Current Liabilities	210,058	254,344

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	225,409	245,360
Deferred Income Taxes - Net	428,656	403,609
Environmental Remediation Costs	71,724	78,176
Asset Retirement Obligations	91,124	89,252
Pension and Other Postretirement Benefits	117,645	116,973
Derivatives - Energy Related Liabilities	36	190
Derivatives - Other Noncurrent	7,865	9,279
Other	27,967	5,076

Total Regulatory and Other Noncurrent Liabilities	970,426	947,915

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,577,589	$3,522,265

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2021	$5,848	$465,244	$(31,606)	$864,240	$1,303,726
Net Income	—	—	—	83,618	83,618
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2021	5,848	465,244	(31,598)	947,858	1,387,352

Net Income	—	—	—	6,313	6,313
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Additional Investment by Shareholder	—	—	—	—	—
Balance at June 30, 2021	$5,848	$465,244	$(31,590)	$954,171	$1,393,673

Balance at January 1, 2020	$5,848	$355,744	$(27,875)	$756,181	$1,089,898
Net Income	—	—	—	70,522	70,522
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2020	5,848	355,744	(27,867)	826,703	1,160,428
Net Income	—	—	—	3,678	3,678
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Additional Investment by Shareholder	—	9,500	—	—	9,500
Balance at June 30, 2020	$5,848	$365,244	$(27,859)	$830,381	$1,173,614

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

▪Marina develops and operates on-site energy-related projects. Marina includes the Catamaran joint venture that was entered into in August 2020, which owns Annadale and Bronx Midco, operators of fuel cell projects in New York. Marina, through Catamaran, owns 93% and 92% of Annadale and Bronx Midco, respectively, and records the remaining ownership percentages as noncontrolling interest in the condensed consolidated financial statements. Previously, Marina also included MTF and ACB, which were sold to a third-party buyer in February 2020 (see "Sale of MTF & ACB" below), and a solar project that was sold in March 2020 (see "Sale of Solar Assets" below). The principal wholly-owned subsidiaries of Marina are:

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

As permitted by the rules and regulations of the SEC, the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2020. There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three and six months ended June 30, 2021 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the year ended December 31, 2020, except for the identification of our segments as discussed in Note 6.

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

ACQUISITIONS - Catamaran and a third party formed Bronx Midco, of which Catamaran owns 99%. On June 9, 2021, Bronx Midco purchased a fuel cell project in Bronx, NY, of which Marina, through its ownership in Catamaran, has a 92% ownership interest. See Note 16. For further discussion on prior acquisitions, refer to Note 1 "Summary of Significant Accounting Policies" of SJI's Annual Report on Form 10-K for the year ended December 31, 2020.

SALE OF SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its then-existing portfolio of solar energy projects (for this section, the "Projects"), along with the assets comprising the Projects. These sales occurred during 2018-2020, including one Project sold during the first quarter of 2020 for total consideration of $7.2 million. In connection with this transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback runs from the date each such Project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the project. As of June 30, 2021, there are ten such Projects being leased back from the buyer through the end of 2021, which is the fifth anniversary of their placed-in-service date. The results of these Projects being leased back are not material.

SALE OF MTF & ACB - On February 18, 2020, the Company sold MTF and ACB to a third-party buyer for a final sales price of $97.0 million including working capital.

SALE OF ELK - On July 31, 2020, the Company sold ELK to a third-party buyer. Total consideration received in 2020 was approximately $15.6 million. The working capital settlement finalized in the first quarter of 2021 was not material.

IMPAIRMENT OF LONG-LIVED ASSETS - See Note 1 to the Consolidated Financial Statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for the year ended December 31, 2020 for additional information regarding the Company's policy on impairments of long-lived assets. No impairments of long-lived assets were identified at SJI or SJG for the three and six months ended June 30, 2021 and 2020, respectively.

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

A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. During the three months ended June 30, 2021, SJI recorded a valuation allowance of $14.2 million against the federal deferred tax asset related to the capital loss that resulted from the other-than-temporary impairment charge taken on the Company's investment in PennEast (see Note 3). SJG believes that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. During the three months ended June 30, 2021, SJG recorded a reserve of $13.9 million for a portion of tax benefits related to tax positions taken in prior years. The reserve is recorded in Other Noncurrent Liabilities in the condensed consolidated balance sheets as of June 30, 2021. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which could result in proposed assessments. Future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are determined or resolved or as such statutory audit periods are closed. We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the condensed consolidated balance sheet as of June 30, 2021.

GOODWILL - See Note 17.

LEASES - As part of the acquisition of the Bronx Midco fuel cell project (see Note 16), a real estate lease was acquired resulting in the recognition of an ROU asset and a lease liability upon acquisition each of $6.6 million, which are recorded in Other Noncurrent Assets and Other Noncurrent Liabilities, respectively, on the condensed consolidated balance sheets as of June 30, 2021. This arrangement is classified as an operating lease with the lease cost associated with this lease recognized on a straight-line basis over the lease term of 35 years. There have been no other significant changes to the nature or balances of the Company's leases since December 31, 2020, which are described in Notes 1 and 9 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

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

2.    STOCK-BASED COMPENSATION PLAN:

Under SJI's Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. During the six months ended June 30, 2021 and June 30, 2020, SJI granted a total of 243,540 and 225,278 restricted shares, respectively, to Officers and other key employees under the Plan. No options were granted or outstanding during the six months ended June 30, 2021 and 2020. No stock appreciation rights have been issued under the Plan.

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

During the six months ended June 30, 2021 and June 30, 2020, SJI granted 54,419 and 36,829 restricted shares, respectively, to its Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2021, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2019 - TSR	32,292	$32.88	23.2%	2.40%
	2019 - CEGR, Time	69,265	$31.38	N/A	N/A
	2020 - TSR	41,306	$25.51	34.8%	0.21%
	2020 - CEGR, Time	133,266	$25.19	N/A	N/A
	2021 - TSR	46,527	28.11	39.9%	0.27%
	2021 - CEGR, Time	197,013	25.33	N/A	N/A

Directors -	2020	1,627	$24.20	N/A	N/A
	2021	54,419	$24.75	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Officers & Key Employees	$1,417	$1,239	$2,682	$2,451
Directors	234	298	244	597
Total Cost	1,651	1,537	2,926	3,048

Capitalized	(44)	99	(67)	(23)
Net Expense	$1,607	$1,636	$2,859	$3,025

The table above does not reflect the reversal of approximately $1.3 million in 2020 of previously recorded costs associated with TSR and CEGR-based grants for which performance goals were not met.

As of June 30, 2021, there was $9.8 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity for SJI during the six months ended June 30, 2021, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2021	449,786	38,456	$28.88
Granted	243,540	54,419	$25.66
Cancelled/Forfeited	(1,639)	—	$26.06
Vested	(172,019)	(36,829)	$30.42
Nonvested Shares Outstanding, June 30, 2021	519,668	56,046	$26.66

During the six months ended June 30, 2021, SJI awarded 142,529 shares to its Officers and other key employees at a market value of $3.5 million. During the six months ended June 30, 2020, SJI awarded 72,145 shares at a market value of $2.0 million. These awarded amounts for 2021 and 2020 include awards for previously deferred shares that were paid during the six month periods.

SJI also awarded 36,829 and 30,961 service based award shares to its Directors at a market value of $1.2 million and $0.8 million during the six months ended June 30, 2021 and June 30, 2020, respectively.

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

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the six months ended June 30, 2021 and 2020, SJG Officers and other key employees were granted 23,010 and 7,902 shares of SJI restricted stock, respectively, which had an immaterial impact to SJG's financial statements for both periods.

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
•On February 3, 2021, the Supreme Court granted PennEast's petition for a Writ of Certiorari.
•On June 29, 2021, the Supreme Court ruled that PennEast can sue New Jersey to secure key land-use rights for the project.

Despite the favorable outcome from the Supreme Court, PennEast continues to experience regulatory and legal challenges resulting in continued delays preventing the commencement of construction and commercial operation of the project. As a result, the Company evaluated its investment in PennEast for an other-than-temporary impairment as of June 30, 2021. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and the likelihoods of success of such options, potential regulatory and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. The Company estimated the fair value of its investment in PennEast using probability weighted scenarios assigned to discounted future cash flows.

Based upon this analysis, the Company recognized an other-than-temporary impairment charge of $87.4 million, which is recorded in Equity in (Losses) Earnings from Affiliates in the condensed consolidated statements of (loss)/income for the three and six months ended June 30, 2021. After taking this charge, the Company’s investment in PennEast totaled $8.0 million as of June 30, 2021 as compared to $91.3 million as of December 31, 2020.

It is reasonably possible that there could be other future unfavorable developments, such as a reduced likelihood of success from development options and regulatory and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an additional impairment charge of up to our recorded investment in the project, net of any cash and working capital. The ultimate outcome of the PennEast construction project cannot be determined at this time.

The impairment did not result in a tax benefit during the three and six months ended June 30, 2021 as a valuation allowance has been established for the federal deferred tax asset related to the capital loss (see Note 1).

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

SJRG had net sales to EnergyMark of $3.5 million for both the three months ended June 30, 2021 and 2020, and $10.9 million and $8.7 million for the six months ended June 30, 2021 and 2020, respectively.

REV - SJI Renewable Energy Ventures, LLC has a 35% equity interest in REV, an LNG distributor and developer of LNG and RNG assets and projects.

AFFILIATE TRANSACTIONS - SJI made net investments in unconsolidated affiliates of $16.8 million for the six months ended June 30, 2021, and received net repayments from unconsolidated affiliates of $2.0 million for the six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, the outstanding balance of Notes Receivable – Affiliate was $40.1 million and $33.9 million, respectively. These Notes Receivable-Affiliates balances are comprised of:

•As of June 30, 2021 and December 31, 2020, $11.6 million and $12.1 million, respectively, of notes are related to Energenic; such notes are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. Current losses at Energenic are offset against the Notes Receivable – Affiliate balance as our investment in the Energenic affiliate has been reduced to zero as a result of previous losses.

•As of June 30, 2021 and December 31, 2020, $26.9 million and $19.3 million, respectively, of the notes related to REV, which accrue interest at variable rates.

•As of June 30, 2021 and December 31, 2020, $1.6 million and $2.5 million, respectively, of unsecured notes which accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2021 and December 31, 2020, SJI had a net asset of approximately $32.5 million and $106.2 million, respectively, included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees; the decrease from prior year is due to the impairment charge related to PennEast noted above. SJI’s maximum exposure to loss from these entities as of June 30, 2021 and December 31, 2020 is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $72.6 million and $140.1 million, respectively.

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues/Affiliates:
SJRG	$426	$568	$6,755	$1,597
Marina	—	—	—	60
Other	21	20	41	40
Total Operating Revenue/Affiliates	$447	$588	$6,796	$1,697

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG	$2,603	$1,470	$3,970	$1,596

Operations Expense/Affiliates:
SJI (parent company only)	$5,685	$5,944	$11,249	$11,554
SJIU	952	917	1,912	1,873
Millennium	874	821	1,740	1,647
Other	73	439	145	882
Total Operations Expense/Affiliates	$7,584	$8,121	$15,046	$15,956

4.    COMMON STOCK:

The following shares were issued and outstanding for SJI:

2021
Beginning Balance, January 1	100,591,940
New Issuances During the Period:
Public Equity Offering	11,694,984
Stock-Based Compensation Plan	159,054
Ending Balance, June 30	112,445,978

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of June 30, 2021. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

COMMON STOCK PUBLIC OFFERING -

•On March 22, 2021, SJI offered 10,250,000 shares of its common stock, par value $1.25 per share, at a public offering price of $22.25 per share. Of the offered shares, 362,359 shares were issued at closing. The remaining 9,887,641 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares in the first or second quarter of 2021. SJI has an option to settle the forward sale agreement by delivering newly issued shares of SJI common stock and receive proceeds, subject to certain adjustments, from the sale of those shares, assuming one or more future physical settlements of the forward sale agreement, no later than March 2022. SJI may also choose to settle the forward sale contract with a cash payment, or multiple cash payments, no later than March 2022. In the event SJI elects to settle all or a portion of the forward sale contract with a cash payment, no additional shares of SJI common stock would be issued under the forward sale contract for the portions that were cash settled.

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

EQUITY UNITS PUBLIC OFFERING -

•On March 22, 2021, SJI issued and sold 6,000,000 Equity Units, initially consisting of Corporate Units ("2021 Corporate Units"). Each 2021 Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date, or April 1, 2024, subject to earlier termination or settlement, a certain number of shares of Common Stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 2021 Series B 1.65% Remarketable Junior Subordinated Notes due 2029 (for this section, the “Notes”). In addition to interest payable under the Notes, holders of the 2021 Corporate Units will be entitled to receive quarterly contract adjustment payments at a rate of 7.10% per year on the stated amount of $50 per 2021 Corporate Unit, subject to the Company’s right to defer such contract adjustment payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 1, April 1, July 1 and October 1 of each year. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the contract adjustment payments due through April 1, 2024 are initially charged to Shareholders’ Equity, with an offsetting credit to Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet. These liabilities are accreted over the life of the purchase contract by interest charges to the condensed consolidated income statement based on a constant rate calculation. Subsequent contract adjustment payments reduce this liability. This offering resulted in gross proceeds of approximately $300.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $291.0 million. As of June 30, 2021, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

•On April 1, 2021, the underwriters purchased an additional 700,000 Equity Units as part of their option under the above offering to purchase an additional 900,000 Equity Units. Gross proceeds were approximately $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, of approximately $34.0 million. As of June 30, 2021, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

CONVERTIBLE UNITS -

•In 2018, SJI issued and sold 5,750,000 Equity Units, initially in the form of Corporate Units ("2018 Corporate Units"), which included 750,000 of 2018 Corporate Units pursuant to the underwriters’ option. Each 2018 Corporate Unit had a stated amount of $50 and was comprised of (a) a purchase contract obligating the holder to purchase from the Company, and for the Company to sell to the holder for a price in cash of $50, on the purchase contract settlement date, or April 15, 2021, subject to earlier termination or settlement, a certain number of shares of common stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of SJI’s 2018 Series A 3.70% Remarketable Junior Subordinated Notes due 2031 (the "Series A Junior Subordinated Notes"). SJI paid the holder quarterly contract adjustment payments at a rate of 3.55% per year on the stated amount of $50 per Equity Unit, in respect of each purchase contract, subject to the Company's right to defer these payments. The net proceeds, after amortization of the underwriting discounts, were recorded as Long-Term Debt on the condensed consolidated balance sheets.

•On March 25, 2021, the Company finalized the remarketing of the $287.5 million of Series A Junior Subordinated Notes. The interest rate on the Series A Junior Subordinated Notes has been reset to 5.020% per year, and this reset rate became effective on April 15, 2021 (see below). Interest on the Series A Junior Subordinated Notes will be payable semi-annually on April 15 and October 15, commencing on April 15, 2021, and at maturity. As a result, these notes continue to be recorded as Long-Term Debt on the condensed consolidated balance sheet as of June 30, 2021.

•On April 1, 2021, the Company announced the settlement rate for the stock purchase contracts that are components of the 2018 Corporate Units with holders of the 2018 Corporate Units to receive 1.7035 shares of SJI common stock for each stock purchase contract that they hold, with cash to be paid in lieu of any fractional shares. The settlement rate was set to be based upon the original settlement rate of 1.6949 shares, as adjusted for certain corporate events since original issuance. Consequently, on April 15, 2021, each holder of the 2018 Corporate Units on that date, following payment of $50.00 for each unit held, received 1.7035 shares of the Company’s common stock for each such unit. As a result of settlement of the outstanding stock purchase contracts, on April 15, 2021, the Company received approximately $287.5 million in exchange for approximately 9.8 million shares of common stock. Additionally, each 2018 Corporate Unit holder of record on April 1, 2021, received the final quarterly cash distribution of $0.90625 per 2018 Corporate Unit and received any remaining amounts from the treasury portfolio that was purchased in connection with the remarketing described above, as well as any earnings from the reinvestment of that treasury portfolio when it matured.

The convertible units consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount:	2021 Series B Remarketable Junior Subordinated Notes due 2029	2018 Series A Remarketable Junior Notes due 2031
Principal (A)	$335,000	$287,500
Unamortized debt discount and issuance costs (A)	9,723	7,181
Net carrying amount	$325,277	$280,319
Carrying amount of the equity component (B)	$—	$—

(A) Included in the condensed consolidated balance sheets within Long-Term Debt.
(B) There is no equity portion as of June 30, 2021 and December 31, 2020 for these Notes.

During the three months ended June 30, 2021 and 2020, the Company recognized $5.1 million and $2.7 million, respectively, of coupon interest expense, and during the six months ended June 30, 2021 and 2020, the Company recognized $7.8 million and $5.3 million, respectively, of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of (loss)/income. During those periods, the amortization of debt discount and issuance costs was not material. As of June 30, 2021, the effective interest rate was 2.1% on the 2021 Notes and 5.0% on the 2018 Notes.

SJI's EPS — SJI's basic EPS is based on the weighted-average number of common shares outstanding. SJI's diluted EPS includes consideration of the effect of SJI's restricted stock as discussed in Note 2, along with the impact of the Forward Shares, Equity Units and Convertible Units discussed above, accounted for under the treasury stock method. For the six months ended June 30, 2021 and 2020, the shares required for inclusion in the denominator for the diluted EPS calculation were 1,486,997 and 116,527, respectively. For the three months ended June 30, 2021 and 2020, shares of 1,843,819 and 121,976, respectively, were not included in the denominator for the diluted EPS calculation because they would have had an antidilutive effect on EPS.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in first six months of 2021.

RETAINED EARNINGS — The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically if such dividends or other distributions could impact their capital structure. In addition, SJG's First Mortgage Indentures contain a restriction regarding the amount of cash dividends or other distributions that they may pay. As of June 30, 2021, this loan restriction does not affect the amount that may be distributed from SJG's retained earnings.

ADDITIONAL INVESTMENT BY SHAREHOLDER - SJG received a $9.5 million equity infusion from SJI during the three and six months ended June 30, 2020. There was no equity infusion during the three and six months ended June 30, 2021. Future equity contributions will occur on an as-needed basis.

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

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2021
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$87,899	$2,065
Restricted Investments	34	34
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$87,933	$2,099

	As of December 31, 2020
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$34,045	$1,598
Restricted Investments	7,786	4,826
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,831	$6,424

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at June 30, 2021 and December 31, 2020, which would be included in Level 1 of the fair value hierarchy (see Note 13).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable are recorded gross on the condensed consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses for the three and six months ended June 30, 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$35,855	$23,533	$30,582	$19,829
Provision for expected credit losses	2,837	9,715	5,246	14,578
Regulated assets (a)	5,141	—	9,275	—
Recoveries of accounts previously written off	128	319	358	562
Uncollectible accounts written off	(1,728)	(3,157)	(3,228)	(4,559)
Balance at end of period	$42,233	$30,410	$42,233	$30,410

SJG:
Balance at beginning of period	$20,473	$14,902	$17,359	$14,032
Provision for expected credit losses	2,358	1,608	4,118	3,472
Regulated assets (a)	(223)	—	1,971	—
Recoveries of accounts previously written off	(24)	159	103	291
Uncollectible accounts written off	(878)	(2,197)	(1,845)	(3,323)
Balance at end of period	$21,706	$14,472	$21,706	$14,472
(a) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order (see Note 8).

NOTES RECEIVABLE-AFFILIATES - The carrying amounts of the Note Receivable-Affiliates balances approximate their fair values at June 30, 2021 and December 31, 2020, which would be included in Level 2 of the fair value hierarchy. See Note 3 for information about these balances and Note 13 for information about the fair value hierarchy.

CONTRACT RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $2.1 million and $2.5 million as of June 30, 2021 and December 31, 2020, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest. The amount of such discounts and the annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements.

In addition, as part of the EET program, SJG provides funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans were $52.3 million and $46.4 million as of June 30, 2021 and December 31, 2020, respectively. On the condensed consolidated balance sheets of SJI and SJG, the current portion of EET loans receivable totaled $7.1 million and $6.4 million as of June 30, 2021 and December 31, 2020, respectively, and is reflected in Accounts Receivable; and the non-current portion totaled $45.2 million and $40.0 million as of June 30, 2021 and December 31, 2020, respectively, and is reflected in Contract Receivables.

Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized on the above-mentioned receivables. There have been no material impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at June 30, 2021 and December 31, 2020, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of June 30, 2021, SJI had approximately $5.9 million, or 5.5%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at June 30, 2021 and December 31, 2020, except as noted below (in thousands):

	June 30, 2021	December 31, 2020
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$3,642,329	$3,152,224

Carrying amounts of long-term debt, including current maturities (A)	$3,268,329	$2,919,201
Net of:
Unamortized debt issuance costs	$40,494	$29,574
Unamortized debt discounts	$5,179	$5,224

SJG
Estimated fair values of long-term debt	$1,179,844	$1,197,052

Carrying amounts of long-term debt, including current maturities	$1,059,416	$1,069,089
Net of:
Unamortized debt issuance costs	$9,030	$9,357
(A) SJI Long-Term Debt on the consolidated balance sheet as of both June 30, 2021 and December 31, 2020 includes a $3.1 million finance lease.

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

Beginning with the first quarter of 2021, our internal management reporting, specifically around our nonutility businesses, changed primarily due to recent acquisitions and divestitures, and new product lines entered into. These were primarily within the fuel cell, solar, RNG, and retail businesses. Refer to Item 1, along with Note 1 to the Consolidated Financial Statements in Item 8, of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 for information about these acquisitions and divestitures.

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
~~•~~Renewables consists of:
~~◦~~The Catamaran joint venture, which owns Annadale and Bronx Midco.
◦Solar-generation sites located in New Jersey, and three legacy solar projects, one of which was sold during the first quarter of 2020.
◦The activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020.
◦MTF and ACB, which were sold in the first quarter of 2020.
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings of Affiliated Companies on the condensed consolidated statements of (loss)/income.
◦SJI RNG Devco, LLC, which includes the renewable natural gas development rights in certain dairy farms; the operating results from this entity are not material at this time.
•Midstream invests in infrastructure and other midstream projects, including an investment in PennEast (see Note 3).
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$91,215	$87,182	$342,614	$327,876
ETG Utility Operations	53,481	57,843	211,026	202,000
ELK Utility Operations	—	1,389	—	4,507
Subtotal SJI Utilities	144,696	146,414	553,640	534,383
Energy Management:
Wholesale Energy Operations	159,755	101,526	421,665	229,970
Retail Services	4,126	10,816	8,022	23,899
Subtotal Energy Management	163,881	112,342	429,687	253,869
Energy Production:
Renewables	4,205	2,154	10,628	9,142
Subtotal Energy Production	4,205	2,154	10,628	9,142
Corporate and Services	12,046	12,564	25,839	25,905
Subtotal	324,828	273,474	1,019,794	823,299
Intersegment Sales	(13,000)	(13,510)	(33,666)	(29,223)
Total Operating Revenues	$311,828	$259,964	$986,128	$794,076

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Income:
SJI Utilities:
SJG Utility Operations	$16,469	$9,732	$135,311	$114,377
ETG Utility Operations	2,867	6,375	60,887	60,437
ELK Utility Operations	—	212	—	747
Subtotal SJI Utilities	19,336	16,319	196,198	175,561
Energy Management:
Wholesale Energy Operations	(7,167)	6,092	10,141	13,504
Retail Services	134	103	(86)	(664)
Subtotal Energy Management	(7,033)	6,195	10,055	12,840
Energy Production:
Renewables	433	(2,016)	3,133	(2,312)
Decarbonization	(8)	—	(8)	—
Subtotal Energy Production	425	(2,016)	3,125	(2,312)
Corporate and Services	(1,119)	(307)	(941)	(136)
Total Operating Income	$11,609	$20,191	$208,437	$185,953

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$30,050	$25,395	$59,534	$50,454
ETG Utility Operations	16,362	10,528	38,992	19,979
ELK Utility Operations	—	169	—	302
Subtotal SJI Utilities	46,412	36,092	98,526	70,735
Energy Management:
Wholesale Energy Operations	24	14	44	30
Retail Services	118	—	236	—
Subtotal Energy Management	142	14	280	30
Energy Production:
Renewables	1,203	3	2,401	6
Subtotal Energy Production	1,203	3	2,401	6
Corporate and Services	1,423	1,197	2,413	2,437
Total Depreciation and Amortization	$49,180	$37,306	$103,620	$73,208

Interest Charges:
SJI Utilities:
SJG Utility Operations	$9,613	$8,019	$19,338	$15,561
ETG Utility Operations	7,754	7,778	16,447	14,923
ELK Utility Operations	—	7	—	19
Subtotal SJI Utilities	17,367	15,804	35,785	30,503
Energy Management:
Retail Services	99	—	99	—
Subtotal Energy Management	99	—	99	—
Energy Production:
Renewables	1,205	1,095	2,413	2,697
Decarbonization	273	—	567	—
Subtotal Energy Production:	1,478	1,095	2,980	2,697

Midstream	634	580	1,305	1,160
Corporate and Services	13,495	12,955	26,338	30,842
Subtotal	33,073	30,434	66,507	65,202
Intersegment Borrowings	(1,888)	(1,845)	(3,863)	(4,077)
Total Interest Charges	$31,185	$28,589	$62,644	$61,125

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income Taxes:
SJI Utilities:
SJG Utility Operations	$2,029	$1,219	$29,143	$26,450
ETG Utility Operations	(965)	(277)	11,188	10,344
ELK Utility Operations	—	54	—	190
Subtotal SJI Utilities	1,064	996	40,331	36,984
Energy Management:
Wholesale Energy Operations	(1,776)	1,719	3,136	3,725
Retail Services	122	156	294	127
Subtotal Energy Management	(1,654)	1,875	3,430	3,852
Energy Production:
Renewables	(631)	(755)	(167)	294
Decarbonization	(73)	—	124	—
Subtotal Energy Production	(704)	(755)	(43)	294
Midstream	(29)	(87)	(90)	(116)
Corporate and Services	(3,379)	(2,207)	(6,561)	(7,822)
Total Income Taxes	$(4,702)	$(178)	$37,067	$33,192

Property Additions:
SJI Utilities:
SJG Utility Operations	$68,551	$49,989	$121,960	$107,959
ETG Utility Operations	58,900	55,112	100,030	104,126
ELK Utility Operations	—	208	—	859
Subtotal SJI Utilities	127,451	105,309	221,990	212,944
Energy Management:
Wholesale Energy Operations	2	—	2	—
Subtotal Energy Management	2	—	2	—
Energy Production:
Renewables	17,214	2,832	17,987	2,885
Decarbonization	1,038	—	1,874	—
Subtotal Energy Production	18,252	2,832	19,861	2,885
Midstream	4	41	8	86
Corporate and Services	1,614	700	2,358	1,361
Total Property Additions	$147,323	$108,882	$244,219	$217,276

	June 30, 2021	December 31, 2020
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,577,589	$3,522,265
ETG Utility Operations	2,669,582	2,561,067
Subtotal SJI Utilities	6,247,171	6,083,332
Energy Management:
Wholesale Energy Operations	206,990	195,882
Retail Services	26,799	29,687
Subtotal Energy Management	233,789	225,569
Energy Production:
Renewables	160,895	153,018
Decarbonization	60,278	40,482
Subtotal Energy Production	221,173	193,500
Midstream	8,748	92,208
Discontinued Operations	1,737	1,775
Corporate and Services	394,272	318,095
Intersegment Assets	(273,781)	(225,331)
Total Identifiable Assets	$6,833,109	$6,689,148

7.    RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU.

Except as described below, there have been no significant regulatory actions or changes to the Utilities' rate structures since December 31, 2020. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

SJG:

Periodic Rate Mechanisms:

In January 2021, the BPU approved SJG’s request from its June 2020 filing for an increase in its EET rate. The approval reflected a $5.9 million increase in revenues, effective February 1, 2021.

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

In April 2021, the BPU also approved a stipulation for expansion of SJG's EEP program for three years, effective July 1, 2021, authorizing a total budget of $133.3 million which would initially increase annual revenue by $5.4 million.

In May 2021, the BPU approved the final rates for SJG’s 2020-2021 BGSS and CIP filings, which were previously in effect on a provisional basis. The provisional BGSS rate was increased, effective June 1, 2021, to include recovery over a two-year period of $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract (see Note 8). The provisional CIP rate was approved as a final rate.

The following activity is currently pending BPU approval:

•SJG submitted its annual SHARP II filing seeking recovery of an annual revenue requirement of $2.2 million on SHARP II investments placed in service during the period July 1, 2020 to June 30, 2021, totaling $22.6 million. The filing seeks approval to recover these investments through a base rate adjustment effective October 1, 2021.

•SJG submitted its annual BGSS/CIP filing with a proposed effective date of October 1, 2021. For the BGSS component, SJG requested a $59.5 million increase in gas cost recoveries. For the CIP component, SJG requested a $15.3 million increase in revenues.

•SJG filed its annual AIRP II filing, seeking recovery of an annual revenue requirement of $5.7 million on AIRP II investments placed into service during the period July 1, 2020 to September 30, 2021, totaling $58.7 million. The filing seeks approval to recover these investments through a base rate adjustment effective January 1, 2022.

•SJG submitted its annual Rider H filing, which proposed an $11.6 million refund to customers through the Rider H credit rate for the period of October 1, 2021 through September 30, 2022.

•SJG filed its annual EET filing, seeking to recover $12.8 million in revenue during the period October 1, 2021 to September 30, 2022.

•SJG, along with the other New Jersey gas utilities, filed jointly for a statewide USF rate increase and no change to the current statewide LifeLine rate with effective dates of October 1, 2021, resulting in an increase in the combined rates. SJG's portion of the proposed revenue increase is approximately $3.8 million.

ETG:

In the first quarter of 2021, final rates were approved by the BPU for ETG's 2020-2021 WNC and CEP filings, effective February 27, 2021, which were already in effect on a provisional basis. The BPU also approved the requested RAC rate reflecting a $3.2 million decrease in revenues related to the recovery of costs of remediation, effective April 1, 2021.

In April 2021, the BPU approved the stipulation for ETG's new EEP program to expand its EEPs for three years effective July 1, 2021 authorizing a total budget of $83.4 million which would initially increase annual revenues by $2.8 million. This new EEP program will replace the one currently in effect. In April 2021, the BPU also approved the stipulation to establish a CIP similar to SJG's CIP, which eliminates the link between usage and margin and includes a weather-related component. The CIP will become effective July 1, 2021.

In June 2021, the BPU approved the final rate for ETG’s 2020-2021 BGSS filing, effective July 1, 2021, which was already in effect on a provisional basis. The BPU also approved a stipulation to resolve ETG’s annual EEP filing from July 2020. The approval reflected a $0.5 million decrease in revenues, also effective July 1, 2021.

The following activity is currently pending BPU approval:

•ETG submitted its annual filing, pursuant to the June 2019 BPU approval of the IIP. This filing seeks a rider rate to increase annual revenues by approximately $7.1 million to reflect the roll-in of approximately $63.8 million of IIP investments placed in service during July 1, 2020 through June 30, 2021.

•ETG submitted its annual BGSS filing, requesting a $14.0 million increase in gas cost recoveries, with an effective date of October 1, 2021.

•ETG, along with the other New Jersey gas utilities, filed jointly for a statewide USF rate increase and no change to the current statewide Lifeline rate with effective dates of October 1, 2021, resulting in an increase in the combined rates. ETG's portion of the proposed revenue increase is approximately $3.5 million.

8.    REGULATORY ASSETS AND REGULATORY LIABILITIES:

Except as described below, there have been no significant changes to the nature or balances of the Utilities' regulatory assets and liabilities since December 31, 2020, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

The Utilities' Regulatory Assets as of June 30, 2021 and December 31, 2020 consisted of the following items (in thousands):

	June 30, 2021
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$149,501	$11,045	$160,546
Liability for Future Expenditures	101,679	83,833	185,512
Insurance Recovery Receivables	—	(6,807)	(6,807)
Deferred ARO Costs	45,053	29,160	74,213
Deferred Pension Costs - Unrecognized Prior Service Cost	—	32,504	32,504
Deferred Pension and Other Postretirement Benefit Costs	77,426	8,466	85,892
Deferred Gas Costs - Net	24,208	—	24,208
CIP Receivable	7,179	—	7,179
SBC Receivable (excluding RAC)	4,694	—	4,694
Deferred Interest Rate Contracts	8,444	—	8,444
EET/EEP	17,162	2,866	20,028
Pipeline Supplier Service Charges	388	—	388
Pipeline Integrity Cost	6,420	—	6,420
AFUDC - Equity Related Deferrals	12,030	—	12,030
WNC	—	5,510	5,510
Other Regulatory Assets	25,804	23,611	49,415
Total Regulatory Assets	$479,988	$190,188	$670,176

	December 31, 2020
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$157,340	$5,196	$162,536
Liability for Future Expenditures	101,243	91,837	193,080
Insurance Recovery Receivables	—	(6,807)	(6,807)
Deferred ARO Costs	42,365	25,453	67,818
Deferred Pension Costs - Unrecognized Prior Service Cost	—	33,898	33,898
Deferred Pension and Other Postretirement Benefit Costs	77,426	8,466	85,892
Deferred Gas Costs - Net	19,178	—	19,178
CIP Receivable	21,013	—	21,013
SBC Receivable (excluding RAC)	3,453	—	3,453
Deferred Interest Rate Contracts	9,938	—	9,938
EET/EEP	18,725	3,062	21,787
Pipeline Supplier Service Charges	434	—	434
Pipeline Integrity Cost	6,091	—	6,091
AFUDC - Equity Related Deferrals	11,822	—	11,822
WNC	—	7,444	7,444
Other Regulatory Assets	26,056	10,359	36,415
Total Regulatory Assets	$495,084	$178,908	$673,992

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

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. SJG's balance as of December 31, 2020 included $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract. As of June 1, 2021, SJG has begun to recover these costs from its customers through the BGSS clause. SJG’s deferred gas costs-net are currently in an under-collected position, resulting in a regulatory asset. ETG's deferred gas costs-net are over-recovered at June 30, 2021, resulting in a regulatory liability.

CIP RECEIVABLE - The CIP tracking mechanism at SJG adjusts earnings when the actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was more than the established baseline during the first six months of 2021, resulting in a reduction of the regulatory asset at June 30, 2021 as compared to December 31, 2020. This is primarily the result of colder than normal weather experienced in the region.

OTHER REGULATORY ASSETS - The increase from December 31, 2020 to June 30, 2021 is primarily related to incremental costs incurred related to the impacts to our business from the COVID-19 pandemic. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. As of June 30, 2021 and December 31, 2020, ETG deferred $13.2 million and $5.8 million, respectively, and SJG deferred $6.5 million and $4.7 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery. On July 6, 2021, the Company filed a joint motion with another utility with the BPU to extend the authority to defer incremental COVID-related expenses through 2023. This matter is pending BPU approval.

The Utilities Regulatory Liabilities as of June 30, 2021 and December 31, 2020 consisted of the following items (in thousands):

	June 30, 2021
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$11,821	$33,864	$45,685
Excess Deferred Taxes	213,588	112,445	326,033
Deferred Gas Costs - Net	—	27,550	27,550
Amounts to be Refunded to Customers	—	4,250	4,250
Other Regulatory Liabilities	—	1,308	1,308
Total Regulatory Liabilities	$225,409	$179,417	$404,826

	December 31, 2020
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,666	$37,953	$50,619
Excess Deferred Taxes	232,694	113,888	346,582
Deferred Gas Costs - Net	—	15,322	15,322
Amounts to be Refunded to Customers	—	6,969	6,969
Other Regulatory Liabilities	—	1,085	1,085
Total Regulatory Liabilities	$245,360	$175,217	$420,577

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in these liabilities for SJI and SJG from December 31, 2020 to June 30, 2021 is related to excess tax amounts returned to customers through customer billings. See Note 10 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

9.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2021 and 2020, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service Cost	$1,591	$1,688	$3,182	$3,375
Interest Cost	3,236	3,763	6,472	7,526
Expected Return on Plan Assets	(5,834)	(5,452)	(11,668)	(10,904)
Amortizations:
Prior Service Cost	25	26	50	53
Actuarial Loss	3,194	2,715	6,388	5,430
Net Periodic Benefit Cost	2,212	2,740	4,424	5,480
Capitalized Benefit Cost	(566)	(517)	(1,132)	(1,061)
Deferred Benefit Cost	(316)	(408)	(632)	(816)
Total Net Periodic Benefit Expense	$1,330	$1,815	$2,660	$3,603

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service Cost	$212	$165	$424	$329
Interest Cost	475	608	950	1,216
Expected Return on Plan Assets	(1,436)	(1,346)	(2,872)	(2,691)
Amortizations:
Prior Service Cost	(156)	(144)	(312)	(288)
Actuarial Loss	273	193	546	385
Net Periodic Benefit Cost	(632)	(524)	(1,264)	(1,049)
Capitalized Benefit Cost	(106)	(106)	(212)	(214)
Deferred Benefit Cost	336	396	673	792
Total Net Periodic Benefit Expense	$(402)	$(234)	$(803)	$(471)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $1.5 million and $1.9 million of the totals presented in the table above for the three months ended June 30, 2021 and 2020, respectively, and $3.1 million and $3.7 million of the totals presented in the table above for the six months ended June 30, 2021 and 2020, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 7.25%.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $(0.5) million and $(0.7) million of the totals presented in the table above for the three months ended June 30, 2021 and 2020, respectively, and $(1.0) million and $(1.4) million of the totals presented in the table above for the six months ended June 30, 2021 and 2020, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 6.75%.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction programs.

No contributions were made to the pension plans by either SJI or SJG during the six months ended June 30, 2021 or 2020. Future pension contributions by SJI cannot be determined at this time. Payments related to the unfunded SERP for SJG are expected to be approximately $3.7 million in 2021.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of June 30, 2021 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$9,500	(A)	$490,500	August 2022

Total SJI	500,000	9,500		490,500

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	26,100	(B)	173,900	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2021

Total SJG	210,000	26,100		183,900

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	1,000	(C)	199,000	April 2023

Total	$910,000	$36,600		$873,400

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

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of June 30, 2021.

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

Each of the credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the Utilities' credit facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and the Utilities were in compliance with these covenants as of June 30, 2021. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheets, as long-term debt; see Note 4) for purposes of the covenant calculation.

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

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	June 30, 2021	June 30, 2020
Weighted average interest rate on borrowings:
SJI (inclusive of SJG, ETG and SJIU)	0.18%	1.27%
SJG	0.18%	0.74%

Average borrowings and maximum amounts outstanding on these facilities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average borrowings outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$57,100	$416,600	$211,800	$595,300
SJG	$4,400	$140,000	$12,800	$146,300

Maximum amounts outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$177,100	$570,300	$452,900	$872,200
SJG	$24,700	$160,500	$47,500	$171,700

11.    COMMITMENTS AND CONTINGENCIES:

Except as described below, there have been no significant changes to the Company's commitments and contingencies since December 31, 2020, which are described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

GUARANTEES — As of June 30, 2021, SJI had issued $10.4 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

AFFILIATE LOANS - SJI has provided $26.9 million and $19.3 million in capital contribution loans to REV, which are recorded in Notes Receivable - Affiliates on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively (see Note 3). The amount of capital contribution loans may be amended upward from time to time at the sole discretion of SJI.

LONG-TERM DEBT - As discussed in Note 14 ETG issued three tranches of Series 2020A-2 Bonds, that are part of the November 2020 BPA, on June 15, 2021.

AMA - ETG has an AMA with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is in effect through March 31, 2022. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG.

COLLECTIVE BARGAINING AGREEMENTS — As of June 30, 2021, SJI and its subsidiaries employed 1,176 employees compared with 1,130 employees as of December 31, 2020. As of June 30, 2021, 292 of the total number of employees were represented by labor unions at SJG, and 165 were represented by a labor union at ETG. As of December 31, 2020, 303 of the total number of employees were represented by labor unions at SJG, and 167 were represented by a labor union at ETG. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM and operate under a collective bargaining agreement that runs through August 2021; negotiations with IAM Local 76 with regard to this collective bargaining agreement are underway. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2022.

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

In August 2018, the State of New Jersey filed a civil enforcement action against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. Assessment of the nature and extent of the alleged damages requires substantial analysis from multiple experts. To date, discovery has not yet taken place and there is limited precedent on a number of the legal matters involved. As a result, SJG is currently evaluating the merits of the State of New Jersey’s allegations. All parties have agreed to and begun mediation efforts. SJG intends to vigorously defend itself in this matter, however, an adverse outcome in the litigation could have a material impact on SJI's and SJG's results of operations, financial condition and liquidity. SJG recorded a liability based on its best-estimate of the probable outcome of this matter as of June 30, 2021. This manufactured gas plant site has been fully remediated.

SJI has accrued approximately $13.5 million and $4.1 million related to all claims in the aggregate as of June 30, 2021 and December 31, 2020, respectively, of which SJG has accrued approximately $10.3 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	68.7	10.8
Expected future sales of natural gas (in MMdts)	105.5	0.8

Basis and Index related net purchase contracts (in MMdts)	66.6	10.6

The expected future purchases and sales of electricity are not material.

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of (loss)/income for SJI. These unrealized pre-tax (losses) were $(15.2) million and $(1.3) million for the three months ended June 30, 2021 and 2020, respectively, and $(15.3) million and $(1.6) million for the six months ended June 30, 2021 and 2020, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains (losses) for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of June 30, 2021 and December 31, 2020, SJI had $27.8 million and $2.4 million, respectively, and SJG had $13.5 million and $1.1 million, respectively, of unrealized gains included in its BGSS related to energy-related commodity contracts.

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

As of June 30, 2021, SJG’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$83,511	$63,763	$41,439	$27,006
Derivatives - Energy Related - Non-Current	25,110	17,912	6,935	4,947
Interest rate contracts:
Derivatives - Other - Current	—	579	—	659
Derivatives - Other - Noncurrent	—	7,865	—	9,279
Total derivatives not designated as hedging instruments under GAAP	$108,621	$90,119	$48,374	$41,891

Total Derivatives	$108,621	$90,119	$48,374	$41,891

SJG:
Derivatives not designated as hedging instruments under GAAP	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$13,361	$244	$4,053	$2,868
Derivatives – Energy Related – Non-Current	459	36	87	190
Interest rate contracts:
Derivatives – Other - Current	—	579	—	659
Derivatives – Other - Noncurrent	—	7,865	—	9,279
Total derivatives not designated as hedging instruments under GAAP	$13,820	$8,724	$4,140	$12,996

Total Derivatives	$13,820	$8,724	$4,140	$12,996

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets. Information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2021
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$108,621	$—	$108,621	$(65,487)	(A)	$(20,757)	$22,377
Derivatives - Energy Related Liabilities	$(81,675)	$—	$(81,675)	$65,487	(B)	$—	$(16,188)
Derivatives - Other	$(8,444)	$—	$(8,444)	$—		$—	$(8,444)
SJG:
Derivatives - Energy Related Assets	$13,820	$—	$13,820	$(258)	(A)	$(6,495)	$7,067
Derivatives - Energy Related Liabilities	$(280)	$—	$(280)	$258	(B)	$—	$(22)
Derivatives - Other	$(8,444)	$—	$(8,444)	$—		$—	$(8,444)

As of December 31, 2020
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,374	$—	$48,374	$(24,027)	(A)	$—	$24,347
Derivatives - Energy Related Liabilities	$(31,953)	$—	$(31,953)	$24,027	(B)	$2,176	$(5,750)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)
SJG:
Derivatives - Energy Related Assets	$4,140	$—	$4,140	$(716)	(A)	$—	$3,424
Derivatives - Energy Related Liabilities	$(3,058)	$—	$(3,058)	$716	(B)	$2,176	$(166)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)

(A) The balances at June 30, 2021 and December 31, 2020 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2021 and December 31, 2020 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of (loss)/income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Previously in Cash Flow Hedging Relationships under GAAP	2021	2020	2021	2020
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(24)	$(24)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(24)	$(24)

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2021	2020	2021	2020
SJI (no balances for SJG; includes all other consolidated subsidiaries):
Losses on energy-related commodity contracts (a)	$(15,230)	$(1,285)	$(15,274)	$(1,561)
Losses on interest rate contracts (b)	—	(336)	—	(4,382)

Total	$(15,230)	$(1,621)	$(15,274)	$(5,943)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2021 is not material. The amount SJI would have been required to pay to settle the instruments immediately or post collateral to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2021 after offsetting asset positions with the same counterparties under master netting arrangements, is also not material.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2021	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	108,621	40,975	58,292	9,354
	$108,653	$41,007	$58,292	$9,354
SJG:
Assets
Derivatives – Energy Related Assets (B)	$13,820	$8,148	$950	$4,722
	$13,820	$8,148	$950	$4,722
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$81,675	$15,678	$61,599	$4,398
Derivatives – Other (C)	8,444	—	8,444	—
	$90,119	$15,678	$70,043	$4,398
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$280	$259	$20	$1
Derivatives – Other (C)	8,444	—	8,444	—
	$8,724	$259	$8,464	$1

As of December 31, 2020	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	48,374	11,447	23,527	13,400
	$48,406	$11,479	$23,527	$13,400
SJG:
Assets
Derivatives – Energy Related Assets (B)	$4,140	$715	$32	$3,393
	$4,140	$715	$32	$3,393

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,953	$8,605	$20,954	$2,394
Derivatives – Other (C)	9,938	—	9,938	—
	$41,891	$8,605	$30,892	$2,394
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$3,058	$2,891	$159	$8
Derivatives – Other (C)	9,938	—	9,938	—
	$12,996	$2,891	$10,097	$8

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at June 30, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$9,268	$4,168	Discounted Cash Flow	Forward price (per dt)	$1.48 - $7.95 [$3.26]	(A)
Forward Contract - Electric	$86	$230	Discounted Cash Flow	Fixed electric load profile (on-peak)	42.55% - 100.00% [78.65%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 57.45% [21.35%]	(B)

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$12,824	$1,764	Discounted Cash Flow	Forward price (per dt)	$1.44 - $6.77 [$2.67]	(A)
Forward Contract - Electric	$576	$630	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.34% - 100.00% [65.69%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.66% [34.31%]	(B)

SJG:

Type	Fair Value at June 30, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$4,722	$1	Discounted Cash Flow	Forward price (per dt)	$2.50 - $6.49 [$4.80]	(A)

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$3,393	$8	Discounted Cash Flow	Forward price (per dt)	$2.48 - $3.63 [$3.16]	(A)

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$11,420	$11,006
Other Changes in Fair Value from Continuing and New Contracts, Net	(4,164)	1,313
Settlements	(2,300)	(7,363)

Balance at end of period	$4,956	$4,956

SJG:
Balance at beginning of period	$3,391	$3,385
Other Changes in Fair Value from Continuing and New Contracts, Net	1,330	4,721
Settlements	—	(3,385)

Balance at end of period	$4,721	$4,721

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$18,979	$17,574
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,386)	7,017
Settlements	(4,342)	(12,340)

Balance at end of period	$12,251	$12,251

SJG:
Balance at beginning of period	$4,806	$5,035
Other Changes in Fair Value from Continuing and New Contracts, Net	(441)	4,365
Settlements	—	(5,035)

Balance at end of period	$4,365	$4,365

14.    LONG-TERM DEBT:

SJI and SJG had the following long-term debt-related activity during the six months ended June 30, 2021:

As discussed in Note 4, in March 2021, SJI completed a public offering of Equity Units for gross proceeds of $300.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $291.0 million. On April 1, 2021, additional proceeds were received as the underwriters exercised their option to purchase additional Equity Units. Gross proceeds were approximately $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $34.0 million. As of June 30, 2021, these Equity Units were not converted into equity; as such, the net proceeds, after amortization of the underwriting discounts and commissions, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

In March 2021, the Company finalized the remarketing of the $287.5 million of Series A Junior Subordinated Notes.

In March 2021, SJG paid $2.5 million of 4.84% MTNs due annually beginning March 2021.

In April 2021, SJI repaid the $90.0 million principal amount outstanding on its 3.43% Series 2018-A Notes at maturity.

In June 2021, SJG paid $7.5 million of 4.93% MTNs due annually beginning June 2021.

In June 2021, ETG issued an aggregate principal amount of $125.0 million of first mortgage bonds (the “Series 2020A-2 Bonds”), in three Tranches, as follows: (a) 2.26% First Mortgage Bonds, Series 2020A-2, Tranche A due June 15, 2031 in the aggregate principal amount of $50.0 million, (b) 3.08% First Mortgage Bonds, Series 2020A-2, Tranche B due June 15, 2041 in the aggregate principal amount of $25.0 million, and (c) 3.36% First Mortgage Bonds, Series 2020A-2, Tranche C due June 15, 2051 in the aggregate principal amount of $50.0 million. The Series 2020A-2 Bonds were issued pursuant to a Bond Purchase Agreement, dated as of November 10, 2020, which provided for ETG to issue a series of first mortgage bonds in an aggregate principal amount of $250.0 million, in five Tranches, two Tranches of which were issued prior to December 31, 2020 as further described in Note 14 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020. The proceeds from the sale of the Series 2020A-2 Bonds will be used for general corporate purposes.

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

	Three Months Ended June 30, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$51,155	$31,356	$—	$482	$—	$—	$82,993
Commercial & Industrial	31,592	21,541	251,230	1,956	4,205	(847)	309,677
OSS & Capacity Release	2,249	—	—	—	—	—	2,249
Other	657	181	—	1,032	—	(107)	1,763
	$85,653	$53,078	$251,230	$3,470	$4,205	$(954)	$396,682
Product/Service Line:
Gas	$85,653	$53,078	$251,230	$—	$—	$(799)	$389,162
Electric	—	—	—	1,956	—	(48)	1,908
Solar	—	—	—	—	904	—	904
Landfills	—	—	—	—	285	—	285
Fuel Cells	—	—	—	—	3,016	—	3,016
Other	—	—	—	1,514	—	(107)	1,407
	$85,653	$53,078	$251,230	$3,470	$4,205	$(954)	$396,682

	Six Months Ended June 30, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$217,698	$137,260		$993	$—	$—	$355,951
Commercial & Industrial	91,950	71,195	625,197	3,563	10,628	(7,623)	794,910
OSS & Capacity Release	4,549	—	—	—	—	—	4,549
Other	1,418	373	—	1,968	—	(204)	3,555
	$315,615	$208,828	$625,197	$6,524	$10,628	$(7,827)	$1,158,965
Product/Service Line:
Gas	$315,615	$208,828	$625,197	$—	$—	$(7,497)	$1,142,143
Electric	—	—	—	3,563	—	(126)	3,437
Solar	—	—	—	—	2,815	—	2,815
CHP	—	—	—	—	—	—	—
Landfills	—	—	—	—	709	—	709
Fuel Cells	—	—	—	—	7,104	—	7,104
Other	—	—	—	2,961	—	(204)	2,757
	$315,615	$208,828	$625,197	$6,524	$10,628	$(7,827)	$1,158,965

	Three Months Ended June 30, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$58,964	$40,113	$566	$—	$505	$—	$—	$100,148
Commercial & Industrial	24,057	20,606	700	119,852	6,009	2,154	(947)	172,431
OSS & Capacity Release	1,463	—	—	—		—	—	1,463
Other	453	122	97	—	—	—	—	672
	$84,937	$60,841	$1,363	$119,852	$6,514	$2,154	$(947)	$274,714
Product/Service Line:
Gas	$84,937	$60,841	$1,363	$119,852	$—	$—	$(568)	$266,425
Electric	—	—	—	—	5,654	—	(379)	5,275
Solar	—	—	—	—	—	1,390	—	1,390
CHP	—	—	—	—	—	—	—	—
Landfills	—	—	—	—	—	764	—	764
Other	—	—	—	—	860	—	—	860
	$84,937	$60,841	$1,363	$119,852	$6,514	$2,154	$(947)	$274,714

	Six Months Ended June 30, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$201,772	$132,522	$2,102	$—	$994	$—	$—	$337,390
Commercial & Industrial	65,892	57,754	2,359	258,847	13,371	9,142	(3,319)	404,046
OSS & Capacity Release	4,072	—	—	—	—	—	—	4,072
Other	1,010	3,971	180	—	—	—	—	5,161
	$272,746	$194,247	$4,641	$258,847	$14,365	$9,142	$(3,319)	$750,669
Product/ Service Line:
Gas	$272,746	$194,247	$4,641	$258,847	$—	$—	$(1,657)	$728,824
Electric	—	—	—	—	12,648	—	(1,662)	10,986
Solar	—	—	—	—	—	3,296	—	3,296
CHP	—	—	—	—	—	3,502	—	3,502
Landfills	—	—	—	—	—	2,344	—	2,344
Other	—	—	—	—	1,717	—	—	1,717
	$272,746	$194,247	$4,641	$258,847	$14,365	$9,142	$(3,319)	$750,669

The SJG balance is a part of the SJG Utility Operations segment, and is before intercompany eliminations with other SJI entities.

Revenues on the condensed consolidated statements of (loss)/income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG and ETG utility operating segments (including CIP and WNC), (b) both utility and nonutility realized revenue from derivative contracts at the SJG and ETG utility, Wholesale Energy Operations and Retail Services operating segments, and (c) unrealized revenues from derivative contracts of the Wholesale Energy Operations and Retail Services operating segments.

The Utilities' rate mechanisms that qualify as alternative revenue programs are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020. These mechanisms are subject to compliance filings on at least an annual basis, and the tariff rate adjustments are designed to occur over this compliance period. These rate mechanisms satisfy the criteria in ASC 980-605-25-4, as (a) each mechanism is established by order of the BPU for SJG and ETG; (b) the amounts recoverable under each program are determined by tracking and are probable of recovery; and (c) the adjustments to tariff rates are designed to recover from or refund to customers within a 24 month period. For each individual rate reconciling mechanism, operating revenues are recognized when allowable costs are greater than the amounts billed in the current period and are reduced when allowable costs are less than amounts billed in the current period. Total revenues arising from alternative revenue programs at SJI were $1.0 million and $(3.1) million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $44.6 million for the six months ended June 30, 2021 and 2020, respectively. Total revenues arising from alternative revenue programs at SJG were $0.6 million and $(0.2) million for the three months ended June 30, 2021 and 2020, respectively, and $(0.1) million and $37.0 million for the six months ended June 30, 2021 and 2020, respectively.

The following table provides information about SJI's and SJG's receivables (excluding SJG receivables from related parties) and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (A)	Unbilled Revenue (B)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2021	$278,723	$85,423
Ending balance as of June 30, 2021	259,045	30,800
Increase (Decrease)	$(19,678)	$(54,623)

Beginning balance as of January 1, 2020	$253,661	$84,821
Ending balance as of June 30, 2020	231,434	16,148
Increase (Decrease)	$(22,227)	$(68,673)

SJG:
Beginning balance as of January 1, 2021	$88,657	$46,837
Ending balance as of June 30, 2021	96,824	13,276
Increase (Decrease)	$8,167	$(33,561)

Beginning balance as of January 1, 2020	$84,940	$45,016
Ending balance as of June 30, 2020	91,842	3,915
Increase (Decrease)	$6,902	$(41,101)

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

16.    ACQUISITIONS & BUSINESS COMBINATIONS:

Catamaran and a third party formed Bronx Midco, of which Catamaran owns 99%. On June 9, 2021, Bronx Midco purchased a fuel cell project totaling 5 MW in Bronx, New York that is in the process of being constructed. Marina, through its ownership in Catamaran, has a 92% ownership interest in Bronx Midco, and, as a result, Marina consolidates the entity as Marina has the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

ASC Topic 805, “Business Combinations,” states that a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. As the acquisition did not meet the definition of a business combination under ASC 805, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. The fuel cell project includes a land lease and working capital.

The total cost of the fuel cell project is $60.1 million, of which the partners have paid $16.6 million as of June 30, 2021. Of this total, Marina invested $15.3 million as of June 30, 2021. To account for the third party partner's interest in Bronx Midco, Marina recorded $1.3 million of non-controlling interest in stockholders' equity on the condensed consolidated balance sheets as of June 30, 2021. The major depreciable assets of the Bronx Midco Fuel Cell Project are the fuel cell modules, which will be depreciated over their estimated useful lives of 35 years once placed in service. The lease cost associated with the land lease is being recognized on a straight-line basis over the lease term of 35 years.

As this project is not yet placed into service, no revenues have been recorded, and expenses incurred in the Company's condensed consolidated statements of (loss)/income for the three and six months ended June 30, 2021, are not material. While this project is eligible for ITC, no ITC has been recorded for the three and six months ended June 30, 2021 as the project is still in the early stages of construction.

Notes 1 and 20 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 describe the asset acquisitions and business combinations that occurred in 2020, which include Catamaran/Annadale, EnerConnex, solar projects and RNG dairy farm development rights. Each of these acquisitions and business combinations occurred on or subsequent to June 30, 2020. The purchase price allocation for EnerConnex was finalized during the six months ended June 30, 2021, with no changes to the assets acquired and liabilities assumed as reported on the condensed consolidated balance sheet as of December 31, 2020.

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

If sufficient qualitative factors exist, potential goodwill impairment is evaluated quantitatively by comparing the fair value of a reporting unit to the book value, including goodwill. For each reporting unit, the Company estimates the fair value of a reporting unit using a discounted cash flow analysis (an income approach) and, for certain reporting units, management also considers other methods, which include a market multiples analysis, and performs a weighted combination of the income approach and the market approach. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include, but are not limited to, forecasts of future operating results, discount and growth rates, capital expenditures, tax rates, projected terminal values and, in the cases where market multiples analysis is utilized, implied market multiples for a selected group of peer companies.

If the fair value exceeds book value, goodwill of the reporting unit is not considered impaired. If the book value exceeds fair value, an impairment charge is recognized for the excess up until the amount of goodwill allocated to the reporting unit. Changes in estimates or the application of alternative assumptions could produce significantly different results.

The Company determined that, as of June 30, 2021, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. The qualitative factors analyzed as described above also included macroeconomic conditions related to the COVID-19 pandemic. There were no impairments recorded for the three and six months ended June 30, 2021 and 2020. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

As of both June 30, 2021 and December 31, 2020, SJI had $707.0 million of goodwill, including $700.2 million in the ETG Utility Operations segment and $6.8 million included in the Retail Services segment.

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

SJI's identifiable intangible assets were as follows (in thousands):

	As of June 30, 2021
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$8,777	$(568)	$8,209
AMA	19,200	(15,360)	3,840
Annadale Intangible Assets	4,220	(151)	4,069
Total	$32,197	$(16,079)	$16,118

	As of December 31, 2020
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$6,900	$(338)	$6,562
AMA	19,200	(12,800)	6,400
Annadale Intangible Assets	$4,318	$(22)	$4,296
Total	$30,418	$(13,160)	$17,258

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the condensed consolidated balance sheets.

Total SJI amortization expense related to identifiable intangible assets was $1.5 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. No impairment charges were recorded on identifiable intangible assets during the three and six months ended June 30, 2021 or 2020.

As of June 30, 2021, SJI's estimated amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	SJI
2021 (remaining six months)	$2,981
2022	$2,129
2023	$849
2024	$849
2025	$849

18.    SUBSEQUENT EVENTS:

On August 4, 2021, SJI’s board of directors declared its regular dividend of $0.3025 per share for the third quarter of 2021. The dividend is payable October 4, 2021 to shareholders of record at the close of business on September 10, 2021.

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
All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, are forward-looking. This Quarterly Report uses words such as "anticipate," "believe," "expect," "estimate," "forecast," "goal," "intend," "objective," "plan," "project," "seek," "strategy," "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were prepared and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic conditions on an international, national, state and local level; weather conditions in SJI’s marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in SJI’s distribution system; cybersecurity incidents and related disruptions; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; changes in business strategies; and public health crises and epidemics or pandemics, such as a novel coronavirus (COVID-19).
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

COVID-19 - Except as noted below, the impact of COVID-19 on the financial results of the Company has not been material for the three and six months ended June 30, 2021 and 2020, respectively. For additional information related to COVID-19 and its impacts, see the "COVID-19" section of Item 7 "Management Discussion & Analysis of Financial Condition and Results of Operations" of SJI's Annual Report on Form 10-K for the year ended December 31, 2020.

All accounts receivables are carried at the amount owed by customers. The provision for uncollectible accounts is established based on expected credit losses. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. The Company is required to file quarterly reports with the BPU, along with a petition for recovery of such incremental costs with the BPU by December 31, 2021 or within 60 days of the close of the tracking period, whichever is later. During the three and six months ended June 30, 2021, ETG deferred $5.4 million and $7.3 million, respectively, and SJG deferred $0.3 million and $1.9 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery (see Note 8 to the condensed consolidated financial statements). The Utilities have continued the suspension of disconnects for nonpayment by our customers, based on an executive order issued by the Governor of New Jersey, in which water, gas and electricity providers are barred from cutting services to New Jersey residents. On June 14, 2021, the Governor ended the shutoff moratorium effective July 1, 2021, but established a grace period that runs through the end of 2021; during the grace period, disconnections for residential customers for nonpayment are prohibited.

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

As discussed in Note 17 to the condensed consolidated financial statements, SJI monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units. The Company determined that, as of June 30, 2021, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value of goodwill, requiring impairment charges in the future.

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

See discussion in Note 3 to the condensed consolidated financial statements, along with Note 3 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 related to our investment in PennEast. Despite the favorable outcome from the Supreme Court, PennEast continues to experience regulatory and legal challenges resulting in continued delays preventing the commencement of construction and commercial operation of the project. As a result, the Company evaluated its investment in PennEast for an other-than-temporary impairment as of June 30, 2021. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and the likelihoods of success of such options, potential regulatory and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. The

Company estimated the fair value of its investment in PennEast using probability weighted scenarios assigned to discounted future cash flows.

Based upon this analysis, the Company recognized an other-than-temporary impairment charge of $87.4 million, which is recorded in Equity in (Losses) Earnings from Affiliates in the condensed consolidated statements of (loss)/income for the three and six months ended June 30, 2021. After taking this charge, the Company’s investment in PennEast totaled $8.0 million as of June 30, 2021 as compared to $91.3 million as of December 31, 2020.

It is reasonably possible that there could be other future unfavorable developments, such as a reduced likelihood of success from development options and regulatory and legal outcomes, estimated increases in construction costs, increases in the discount rate, or further significant delays, or PennEast could conclude that the project is not viable or does not go forward as actions progress. These could impact our conclusions with respect to other-than-temporary impairment and may require that we recognize an additional impairment charge of up to our recorded investment in the project, net of any cash and working capital. The ultimate outcome of the PennEast construction project cannot be determined at this time.

New Accounting Pronouncements — See discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the condensed consolidated financial statements.

Operating Segments:

Beginning with the first quarter of 2021, our internal management reporting, specifically around our nonutility businesses, changed primarily due to recent acquisitions and divestitures, and new product lines entered into. These were primarily within the fuel cell, solar, RNG, and retail businesses. As a result of these changes in our businesses, the Company realigned its operating segments. The realigned segments reflect the financial information regularly evaluated by the CODM, which for SJI is the Company's Chief Executive Officer. The operating segments are as follows:

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
~~•~~Renewables consists of:
~~◦~~The Catamaran joint venture, which owns Annadale and Bronx Midco.
◦Solar-generation sites located in New Jersey, and three legacy solar projects, one of which was sold during the first quarter of 2020.
◦The activities of ACLE, BCLE, SCLE and SXLE. Operations at BCLE, SCLE, and SXLE ceased during the second quarter of 2020.
◦MTF and ACB, which were sold in the first quarter of 2020.
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings of Affiliated Companies on the condensed consolidated statements of (loss)/income.
◦SJI RNG Devco, LLC, which includes the renewable natural gas development rights in certain dairy farms; the operating results from this entity are not material at this time.
•Midstream invests in infrastructure and other midstream projects, including an investment in PennEast (see Note 3).
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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended June 30, 2021 decreased $94.1 million to a net loss of $96.7 million compared with the same period in 2020. SJI's income from continuing operations for the three months ended June 30, 2021 decreased $94.1 million to a net loss of $96.7 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from Midstream for the three months ended June 30, 2021 decreased $87.0 million to a net loss of $86.1 million compared with the same period in 2020, primarily due to an other-than-temporary impairment charge on the Company's equity method investment in PennEast (see Note 3 to the condensed consolidated financial statements).

•The income contribution from wholesale energy operations at SJRG for the three months ended June 30, 2021 decreased $9.5 million to a net loss of $4.8 million compared with the same period in 2020, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility.

•The income contribution from the gas utility operations at ETG for the three months ended June 30, 2021 decreased $2.2 million to a net loss of $3.0 million compared with the same period in 2020, primarily due to higher operations, maintenance, and depreciation expenses.

•The income contribution from the gas utility operations at SJG for the three months ended June 30, 2021 increased $2.6 million to $6.3 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. Also contributing was the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These increases were partially offset by higher depreciation expenses.

•The income contribution from the renewables operating segment for the three months ended June 30, 2021 increased $2.2 million to a net loss of $0.2 million compared with the same period in 2020, primarily due to the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020, along with the results from the rooftop solar generation sites, which were acquired in the second half of 2020.

SJI's net income for the six months ended June 30, 2021 decreased $66.4 million to $32.0 million compared with the same period in 2020. SJI's income from continuing operations for the six months ended June 30, 2021 decreased $66.4 million to $32.1 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from Midstream for the six months ended June 30, 2021 decreased $87.2 million to a net loss of $85.1 million compared with the same period in 2020, primarily due to an other-than-temporary impairment charge on the Company's equity method investment in PennEast recorded during the three months ended June 30, 2021 (see Note 3 to the condensed consolidated financial statements).

•The income contribution from wholesale energy operations at SJRG for the six months ended June 30, 2021 decreased $1.9 million to $8.2 million compared with the same period in 2020, primarily due to the change in unrealized gains and losses on forward financial contracts due to price volatility. This was partially offset by higher margins on daily energy trading activities as well as colder weather experienced in the first quarter of 2021.

•The income contribution from gas utility operations at ETG for the six months ended June 30, 2021 decreased $0.9 million to $35.0 million compared with the same period in 2020, primarily due to higher operations, maintenance and depreciation expenses. This was partially offset by customer growth.

•The income contribution from the gas utility operations at SJG for the six months ended June 30, 2021 increased $15.7 million to $89.9 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. This was partially offset by the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below, along with higher depreciation expenses.

•The income contribution from the renewables operating segment for the six months ended June 30, 2021 increased $4.3 million to $0.9 million compared with the same period in 2020, primarily due to the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020, along with the results from the rooftop solar generation sites, which were acquired in the second half of 2020.

•SJI incurred $3.2 million in costs related to its interest rate swaps during the six months ended June 30, 2020 that did not recur in 2021 after the swaps were terminated during the fourth quarter of 2020.

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

We define Economic Earnings as: Income from Continuing Operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; (ii) less income and plus losses attributable to noncontrolling interest; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, items excluded from Economic Earnings for the three and six months ended June 30, 2021 and 2020, are described in (A)-(E) in the table below.

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

Economic Earnings for the three months ended June 30, 2021 increased $2.9 million to $2.0 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from gas utility operations at SJG for the three months ended June 30, 2021 increased $2.6 million to $6.3 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. Also contributing was the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These increases were partially offset by higher depreciation expenses.

•The Economic Earnings contribution from the renewables operating segment for the three months ended June 30, 2021 increased $2.3 million to $0.1 million compared with the same period in 2020, primarily due to the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020, along with the results from the rooftop solar generation sites, which were acquired in the second half of 2020.

•The Economic Earnings contribution from gas utility operations at ETG for the three months ended June 30, 2021 decreased $2.2 million to a net loss of $3.0 million compared with the same period in 2020, primarily due to higher operations, maintenance, and depreciation expenses.

Economic Earnings for the six months ended June 30, 2021 increased $24.9 million to $130.9 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from gas utility operations at SJG for the six months ended June 30, 2021 increased $14.5 million to $89.9 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. This was partially offset by the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below, along with higher depreciation expenses.

•The Economic Earnings contribution from wholesale energy operations at SJRG for the six months ended June 30, 2021 increased $8.4 million to $19.4 million compared with the same period in 2020, primarily due to higher margins on daily energy trading activities as well as colder weather experienced in the first quarter of 2021.

•The Economic Earnings contribution from the renewables operating segment for the six months ended June 30, 2021 increased $3.6 million to $0.6 million compared with the same period in 2020, primarily due to the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020, along with the results from the rooftop solar generation sites, which were acquired in the second half of 2020.

•The Economic Earnings contribution from gas utility operations at ETG for the six months ended June 30, 2021 decreased $0.9 million to $35.0 million compared with the same period in 2020, primarily due to higher operations, maintenance and depreciation expenses. This was partially offset by customer growth.

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) Income from Continuing Operations	$(96,660)	$(2,578)	$32,138	$98,522
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	15,230	1,621	15,274	5,943
Income Attributable to Noncontrolling Interest	(120)	—	(299)	—
Impairment of Equity Method Investment (A)	87,370	—	87,370	—
Acquisition/Sale Net Costs (B)	406	92	674	1,453
Other Costs (C)	—	617	—	764
Income Taxes (D)	(18,414)	(615)	(18,451)	(1,920)
Additional Tax Adjustments (E)	14,176	—	14,176	1,214
Economic Earnings	$1,988	$(863)	$130,882	$105,976

(Loss) Earnings per Share from Continuing Operations	$(0.87)	$(0.03)	$0.30	$1.06
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	0.14	0.02	0.14	0.06
Income Attributable to Noncontrolling Interest	—	—	—	—
Impairment of Equity Method Investment (A)	0.79	—	0.81	—
Acquisition/Sale Net Costs (B)	—	—	0.01	0.02
Other Costs (C)	—	0.01	—	0.01
Income Taxes (D)	(0.17)	(0.01)	(0.17)	(0.02)
Additional Tax Adjustments (E)	0.13	—	0.13	0.01
Economic Earnings per Share	$0.02	$(0.01)	$1.22	$1.14

The following table presents a reconciliation of SJG's income from continuing operations to Economic Earnings for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from Continuing Operations	$6,313	$3,678	$89,931	$74,200
Plus:
Additional Tax Adjustments (D)	—	—	—	1,214
Economic Earnings	$6,313	$3,678	$89,931	$75,414

The reconciliation of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of (loss)/income (see Note 12 to the condensed consolidated financial statements), and the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Losses on Energy Related Commodity Contracts	$(15,230)	$(1,285)	$(15,274)	$(1,561)
Losses on Interest Rate Contracts	—	(336)	—	(4,382)
Total unrealized mark-to-market losses on derivatives	(15,230)	(1,621)	(15,274)	(5,943)
Income Attributable to Noncontrolling Interest	120	—	299	—
Impairment of Equity Method Investment (A)	(87,370)	—	(87,370)	—
Acquisition/Sale Net Costs (B)	(406)	(92)	(674)	(1,453)
Other Costs (C)	—	(617)	—	(764)
Income Taxes (D)	18,414	615	18,451	1,920
Additional Tax Adjustments (E)	(14,176)	—	(14,176)	(1,214)
Total reconciling items between losses from continuing operations and economic earnings	$(98,648)	$(1,715)	$(98,744)	$(7,454)

(A) Represents an other-than-temporary impairment charge on the Company’s equity method investment in PennEast. See Note 3 to the condensed consolidated financial statements.

(B) Represents costs incurred in 2021 to finalize the transactions related to Bronx Midco, along with the final working capital payment on the sale of ELK, which was finalized during the first quarter of 2021. Also represents items recognized during the three and six months ended June 30, 2020 such as costs incurred to prepare to exit the TSA, and gains/losses recognized and costs incurred on the sale of solar assets as well as MTF/ACB.

(C) Represents severance and other employee separation costs, along with costs incurred to cease operations at three landfill gas-to-energy production facilities.

(D) The income taxes were determined using a combined average statutory tax rate.

(E) Represents additional tax adjustments, primarily including a federal deferred tax asset valuation allowance at SJI related to the impairment charge described in (A), and a one-time tax adjustment in 2020 resulting from the BPU's approval of a stipulation for SJG.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Utility Operating Revenues:
Firm Sales -
Residential	$50,093	$56,496	$211,195	$216,403
Commercial	14,042	10,967	46,151	43,522
Industrial	579	332	2,180	1,579
Cogeneration & Electric Generation	809	586	1,318	1,040
Firm Transportation -
Residential	1,509	1,588	6,408	5,941
Commercial	7,827	5,942	25,017	21,377
Industrial	7,114	5,851	14,464	12,264
Cogeneration & Electric Generation	1,410	1,088	2,789	2,515

Total Firm Revenues	83,383	82,850	309,522	304,641

Interruptible Sales	72	1	145	15
Interruptible Transportation	339	274	783	616
Off-System Sales	6,730	3,130	30,020	19,534
Capacity Release	445	750	1,654	2,690
Other	246	177	490	380
	91,215	87,182	342,614	327,876
Less: Intercompany Sales	(426)	(568)	(6,755)	(1,657)
Total Utility Operating Revenues	90,789	86,614	335,859	326,219
Less:
Cost of Sales - Utility	18,711	25,546	93,248	106,080
Less: Intercompany Cost of Sales	(426)	(568)	(6,755)	(1,657)
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	18,285	24,978	86,493	104,423
Less: Depreciation & Amortization (A)	29,881	25,201	59,196	50,082
Total GAAP Gross Margin	42,623	36,435	190,170	171,714
Add: Depreciation & Amortization (A)	29,881	25,201	59,196	50,082
Less: Conservation Recoveries (B)	1,978	1,990	6,216	6,875
Less: RAC Recoveries (B)	6,963	6,233	13,928	12,466
Less: EET Recoveries (B)	1,172	1,185	2,338	2,364
Less: Revenue Taxes	254	191	766	736
Utility Margin (C)	$62,137	$52,037	$226,118	$199,355

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Utility Margin:
Residential	$37,728	$36,770	$157,701	$119,867
Commercial and Industrial	20,101	15,645	61,123	47,076
Cogeneration and Electric Generation	1,172	1,071	2,421	2,351
Interruptible	14	7	79	33
Off-System Sales & Capacity Release	195	172	932	957
Other Revenues	736	458	979	661
Margin Before Weather Normalization & Decoupling	59,946	54,123	223,235	170,945
CIP Mechanism	636	(3,548)	(126)	25,363
EET Mechanism	1,555	1,462	3,009	3,047
Utility Margin (C)	$62,137	$52,037	$226,118	$199,355

(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the condensed consolidated statements of (loss)/income.

(B) Represents pass-through expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on SJG's financial results.

(C) Utility Margin is a non-GAAP financial measure and is further defined under the caption "Utility Margin - SJG Utility Operations" below.

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $4.0 million, or 4.6%, for the three months ended, June 30, 2021 compared with the same period in 2020. Excluding intercompany transactions, revenues increased $4.2 million, or 4.8%, for the six months ended June 30, 2021 compared with the same period in 2020. The significant drivers for the overall change were as follows:

•Total firm revenue increased $0.5 million for the three months ended, June 30, 2021 compared with the same period in 2020, primarily due to higher base rates effective October 1, 2020, along with customer growth, partially offset with decreased revenue related to SJG's BGSS. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

•OSS increased $3.6 million for the three months ended, June 30, 2021 compared with the same period in 2020, primarily due to higher commodity costs. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 93% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Revenues from the gas utility operations at SJG increased $14.7 million, or 4.5%, for the six months ended June 30, 2021 compared with the same period in 2020. Excluding intercompany transactions, revenues increased $9.6 million, or 3.0%, for the six months ended June 30, 2021 compared with the same period in 2020. The significant drivers for the overall change were as follows:

•OSS increased $10.5 million for the six months ended June 30, 2021 compared with the same period in 2020, primarily due to higher commodity costs, along with colder weather during the first quarter of 2021. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG as discussed above.

•Firm revenue increased $4.9 million for the six months ended June 30, 2021 compared with the same period in 2020 primarily due to higher base rates along with customer growth in 2021 compared to 2020. Partially offsetting this increase was the decreased revenue related to BGSS. SJG does not profit from the sale of the commodity as discussed above.

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

Total Utility Margin increased $10.1 million, or 19.4%, and $26.8 million, or 13.4%, for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020. The increases are primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. The change in revenues from SJG's BGSS clause had no impact to SJG's Utility Margin as discussed under "Operating Revenues - SJG Utility Operations" above. Also contributing to the three and six month changes in SJG's Utility Margin is the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, changes year over year to the CIP mechanism are primarily due to variation in customer usage compared to the same period in 2020.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$31,325	$37,480	$137,533	$136,876
Commercial & Industrial	11,713	10,088	45,090	36,373
Firm & Interruptible Transportation -
Residential	331	402	1,363	1,272
Commercial & Industrial	9,936	9,750	26,692	23,509
Other	176	123	348	3,970
Total Firm & Interruptible Revenues	53,481	57,843	211,026	202,000

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	15,001	19,928	73,306	74,045
Less: Depreciation & Amortization (A)	11,082	9,933	22,298	19,181
Total GAAP Gross Margin	27,398	27,982	115,422	108,774
Add: Depreciation & Amortization (A)	11,082	9,933	22,298	19,181
Less: Regulatory Rider Expenses (B)	4,342	3,747	14,592	9,046
Utility Margin (C)	$34,138	$34,168	$123,128	$118,909

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Utility Margin:
Residential	$21,552	$22,135	$87,533	$79,568
Commercial & Industrial	16,716	15,637	49,773	43,549
Regulatory Rider Expenses (B)	(4,130)	(3,604)	(14,178)	(4,208)
Utility Margin (C)	$34,138	$34,168	$123,128	$118,909

(A) Does not include amortization of debt issuance costs that are recorded as Interest Charges on the condensed consolidated statements of (loss)/income.

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

Revenues from the gas utility operations at ETG decreased $4.4 million, or 7.5%, for the three months ended June 30, 2021 compared with the same period in 2020, primarily due to warmer weather during the second quarter of 2021. The change in Utility Margin from the gas utility operations at ETG for the three months ended June 30, 2021 compared with the same period in 2020 was not significant. Revenues from the gas utility operations at ETG increased $9.0 million, or 4.5%, and Utility Margin from the gas utility operations at ETG increased $4.2 million, or 3.5%, respectively, for the six months ended June 30, 2021 compared with the same period in 2020. These increases in revenues and Utility Margin are primarily due to customer growth and colder weather during the first quarter of 2021.

Nonutility:

Operating Revenues - Energy Management

Combined revenues for Energy Management, net of intercompany transactions, increased $51.1 million, or 45.4%, to $163.4 million and increased $175.5 million, or 69.3%, to $428.7 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $57.8 million to $159.3 million and increased $191.0 million to $420.8 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020 primarily due to revenues earned on gas supply contracts, increases in the average monthly NYMEX settle price, and colder weather experienced in the first quarter of 2021. Partially offsetting these comparative period increases was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded from Economic Earnings and represented a total decrease of $13.8 million and $14.0 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020.

As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated statement of (loss)/income.

•Revenues from retail services, net of intercompany transactions, decreased $6.8 million to $4.0 million and decreased $15.5 million to $7.8 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020 primarily due to lower overall sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. This was partially offset with revenues earned at EnerConnex, which became a wholly-owned subsidiary in the second half of 2020.

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

Operating Revenues - Energy Production
Combined revenues for Energy Production, net of intercompany transactions, increased $2.4 million, or 134.1%, to $4.2 million and increased $2.4 million, or 30.2%, to $10.5 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to revenues earned on the Annadale fuel cell project. Partially offsetting the six month comparative period increase was lack of revenues from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

Gross Margin - Energy Management & Energy Production

Gross margin for the Energy Management and Energy Production businesses is a GAAP measure and is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of (loss)/income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility. As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues - Nonutility on the condensed consolidated statements of (loss)/income.

Gross margin is broken out between Energy Management and Energy Production, which are comprised of a group of segments as described in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Management

Combined gross margins for Energy Management decreased $14.1 million to a loss of $4.1 million and decreased $3.9 million to $17.1 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG decreased $14.1 million to a loss of $5.4 million, and decreased $4.2 million to $14.6 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $13.8 million and $14.0 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020. Partially offsetting these decreases were higher margins on daily energy trading activities as well as colder weather experienced in the first quarter of 2021.

The wholesale energy operations at SJRG are expected to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•The change in gross margin from retail services for the three and six months ended June 30, 2021 compared with the same periods in 2020 was not significant.

Gross Margin - Energy Production
Combined gross margins for Energy Production increased $1.4 million to $3.5 million and increased $1.2 million to $9.1 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to margins earned on the Annadale fuel cell project in the three and six months ended June 30, 2021. Partially offsetting the six month comparative period increase was lack of margin from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

Operating Expenses - All Segments:

A summary of net changes in Operations and Maintenance expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2021 vs. 2020	Six Months Ended June 30, 2021 vs. 2020
SJI Utilities:
SJG Utility Operations	$698	$772
ETG Utility Operations	2,780	5,945
ELK Utility Operations	(371)	(971)
Subtotal SJI Utilities	3,107	5,746
Nonutility:
Energy Management:
Wholesale Energy Operations	(798)	(778)
Retail Services	(49)	(227)
Subtotal Energy Management	(847)	(1,005)
Energy Production:
Renewables	(2,125)	(6,406)
Decarbonization	8	8
Subtotal Energy Production	(2,117)	(6,398)
Midstream	(179)	(175)
Corporate & Services and Intercompany Eliminations	864	812
Total Operations and Maintenance Expense	$828	$(1,020)

Operations & Maintenance

ETG utility operations and maintenance expense increased $2.8 million and $5.9 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to the operation of ETG's RAC, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting increase in revenue during the three and six months ended June 30, 2021 compared with the same periods in the prior year.

Operations and Maintenance expense for Energy Production decreased $2.1 million and $6.4 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to the shutdown of the BCLE, SCLE, and SXLE landfill facilities during June 2020, partially offset with the impact of Annadale and the rooftop solar generation sites which were acquired in the second half of 2020. Also contributing to the six month comparative period decrease is the sale of MTF and ACB in February 2020.

The change in operations and maintenance expense for all other segments, including SJG utility operations, for the three and six months ended June 30, 2021 compared with the same periods in 2020 was not significant.

Depreciation - Depreciation increased $5.6 million and $10.9 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG, along with an increase in renewables segment depreciation related to assets at the Annadale fuel cell facility and rooftop solar generation sites.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2021 compared with the same periods in 2020 was not significant.

Other Income and Expense - The change in other income and expense for the three months ended June 30, 2021 compared with the same period in 2020 was not significant. Other income and expense increased $3.2 million for the six months ended June 30, 2021, respectively, compared with the same period in 2020, primarily due to higher investment performance as the first quarter of 2020 saw weaker market conditions from the beginning of the COVID-19 pandemic. Also contributing is higher SJG AFUDC income.

Interest Charges – Interest charges increased $2.6 million and $1.5 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020 primarily due to debt issuances that occurred in 2021. See Note 14 to the condensed consolidated financial statements.

Income Taxes – Income tax benefit increased $4.5 million for the three months ended June 30, 2021 compared with the same period in 2020, primarily due to a higher loss before income taxes during the second quarter of 2021. Income tax expense increased $3.9 million for the six months ended June 30, 2021 compared with the same period in 2020, primarily due to higher income before income taxes. The impairment charge recorded in the three and six months ended June 30, 2021 related to our investment in PennEast (see Note 3 to the condensed consolidated financial statements) did not result in a tax benefit during these periods as a valuation allowance has been established for the federal deferred tax asset related to the capital loss.

Equity in (Loss) Earnings of Affiliated Companies – Equity in (loss) earnings of affiliated companies decreased $87.4 million and $86.7 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020 primarily due to an other-than-temporary impairment charge on the Company’s equity method investment in PennEast. See Note 3 to the condensed consolidated financial statements.

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

Cash flows for the period were the following (in thousands):

	Six months ended June 30, 2021	Six months ended June 30, 2020
Net Cash Provided by Operating Activities	$241,651	$206,310
Net Cash Used in Investing Activities	$(269,320)	$(135,109)
Net Cash Provided by (Used in) Financing Activities	$73,771	$(80,913)

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first six months of 2021 produced more net cash than the same period in 2020, primarily due to the following: (1) SJG revenues due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020; (2) higher margins and increased collections on daily energy trading activities at SJRG; and (3) customer growth at the Utilities.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2021, 2022 and 2023 at SJI to be approximately $803.3 million, $731.0 million and $698.3 million, respectively. The high level of investing activities for 2021, 2022 and 2023 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, and investments in future renewable energy projects including efforts to meet our decarbonization goals, which were announced in April 2021 targeting 70% reduction in emissions by 2030 and 100% by 2040, with at least 25% of capital spending annually in support of sustainability investments. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other significant investing activities of SJI during the first six months of 2021 and 2020 were as follows:

•SJI invested a net amount of $15.3 million as of June 30, 2021 in Bronx Midco (see Note 16 to the condensed consolidated financial statements).
•SJI made net investments in unconsolidated affiliates of $16.8 million for the six months ended June 30, 2021, and received net repayments from unconsolidated affiliates of $2.0 million for the six months ended June 30, 2020.
•SJI received approximately $97.0 million from the sale of MTF and ACB during the six months ended June 30, 2020.
•SJI received approximately $7.2 million from the sale of certain solar assets during the first six months ended June 30, 2020.

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

Credit facilities and available liquidity as of June 30, 2021 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$9,500	(A)	$490,500	August 2022

Total SJI	500,000	9,500		490,500

SJG:
Commercial Paper Program/Revolving Credit Facility	200,000	26,100	(B)	173,900	August 2022
Uncommitted Bank Line	10,000	—		10,000	September 2021

Total SJG	210,000	26,100		183,900

ETG/SJIU:
ETG/SJIU Revolving Credit Facility	200,000	1,000	(C)	199,000	April 2023

Total	$910,000	$36,600		$873,400

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

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of June 30, 2021.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

Each of the credit facilities are provided by a syndicate of banks. The NPA for Senior Unsecured Notes issued by SJI, and the Utilities' credit facilities, contain a financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the respective NPA or credit agreement) to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and the Utilities were in compliance with these covenants as of June 30, 2021. For SJI, the equity units are treated as equity (as opposed to how they are classified on the condensed consolidated balance sheet, as Long-Term Debt) for purposes of the covenant calculation.

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

On March 22, 2021, SJI issued and sold 6,000,000 Equity Units, initially consisting of Corporate Units, which resulted in gross proceeds of approximately $300.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $291.0 million. On April 1, 2021, the underwriters purchased an additional 700,000 Equity Units, resulting in gross proceeds totaling $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, totaling $34.0 million. The total net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

On March 25, 2021, the Company finalized the remarketing of the $287.5 million of Series A Junior Subordinated Notes.

On April 15, 2021, as a result of settlement of outstanding stock purchase contracts associated with the 2018 Corporate Units, the Company received approximately $287.5 million in exchange for approximately 9.8 million shares of common stock.

For more information on the above activity, see Notes 4 and 14 to the condensed consolidated financial statements.

In March 2021, SJI paid off its $150.0 million term loan agreement at maturity.

In March 2021, SJG paid $2.5 million of 4.84% MTNs due annually beginning March 2021.

In April 2021, SJI repaid the $90.0 million principal amount outstanding on its 3.43% Series 2018-A Notes at maturity.

In June 2021, SJG paid $7.5 million of 4.93% MTNs due annually beginning June 2021.

In June 2021, ETG issued an aggregate principal amount of $125.0 million of first mortgage bonds in three Tranches. See Note 14 to the condensed consolidated financial statements.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of June 30, 2021	As of December 31, 2020
Equity	36.5%	32.2%
Long-Term Debt	63.0%	56.4%
Short-Term Debt	0.5%	11.4%
Total	100.0%	100.0%

During the six months ended June 30, 2021 and 2020, SJI declared quarterly dividends to its common shareholders, which were paid in the months of April and July for both 2021 and 2020. SJI has a long history of paying dividends on its common stock and has increased its dividend every year since 1999. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a long-term targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Total net cash outflows for remediation projects are expected to be $45.3 million, $78.7 million and $95.0 million for 2021, 2022 and 2023, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2020, certain environmental costs are subject to recovery from ratepayers.

Affiliate Loans - See Note 3 to the condensed consolidated financial statements.

Convertible Units, Equity Units and Forward Shares - See Note 4 to the condensed consolidated financial statements.

Standby Letters of Credit - See Notes 10 and 11 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020, except for the Equity Units and the debt issuances as discussed in Notes 4 and 14 to the condensed consolidated financial statements, respectively.

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

The following table summarizes the composition of selected gas utility throughput for the three and six month periods ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Utility Throughput – dts:
Firm Sales -
Residential	3,080	3,767	16,039	13,979
Commercial	999	874	3,770	3,271
Industrial	40	20	175	128
Cogeneration & Electric Generation	165	128	250	209
Firm Transportation -
Residential	117	160	626	610
Commercial	1,084	982	3,746	3,331
Industrial	2,398	2,196	5,221	4,966
Cogeneration & Electric Generation	1,035	571	1,683	1,439

Total Firm Throughput	8,918	8,698	31,510	27,933

Interruptible Sales	2	—	8	1
Interruptible Transportation	251	223	593	516
Off-System Sales	2,021	1,194	8,065	6,732
Capacity Release	17,395	20,726	29,722	38,790

Total Throughput - Utility	28,587	30,841	69,898	73,972

Throughput – Gas Utility Operations - Total gas throughput decreased 2.3 MMdts and 4.1 MMdts for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to volume decreases in Capacity Release resulting from lower demand.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income Impact:
CIP – Weather Related	$—	$(2.9)	$5.6	$11.0
CIP – Usage Related	0.5	0.3	(5.7)	7.4
Total Net Income Impact	$0.5	$(2.6)	$(0.1)	$18.4

Weather Compared to 20-Year Average	1.9% Warmer	19.6% Colder	5.7% Warmer	13.2% Warmer
Weather Compared to Prior Year	20% Warmer	72.9% Colder	6.8% Colder	6.3% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operations & Maintenance Expense - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $3.4 million and $5.9 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2021 compared with the same periods in 2020 was not significant.

Other Income and Expense - Other Income and Expense decreased $1.7 million and increased $1.3 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020, primarily due to changes in investment performance period over period. Also contributing to the six month comparative period increase is higher SJG AFUDC income.

Interest Charges – Interest Charges increased $1.6 million and $3.8 million for the three and six months ended June 30, 2021, respectively, compared with the same periods in 2020 primarily due to higher amounts of long-term debt from issuances that occurred in 2020.

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

Cash flows for the period were the following (in thousands):

	Six months ended June 30, 2021	Six months ended June 30, 2020
Net Cash Provided by Operating Activities	$161,270	$125,459
Net Cash Used in Investing Activities	$(132,784)	$(122,317)
Net Cash Used in Financing Activities	$(32,811)	$(4,301)

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first six months of 2021 produced more net cash than the same period in 2020, primarily due to higher revenues due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020.

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

See SJI's Management Discussion section above.

There was no equity infusion during the three and six months ended June 30, 2021. During the six months ended June 30, 2020, SJG received a $9.5 million equity infusion from SJI.

SJG’s capital structure was as follows:

	As of June 30, 2021	As of December 31, 2020
Common Equity	56.2%	53.8%
Long-Term Debt	42.8%	44.2%
Short-Term Debt	1.0%	2.0%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Total net cash outflows for remediation projects are expected to be $34.8 million, $52.0 million and $73.9 million for 2021, 2022 and 2023, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2020, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of June 30, 2021, averaged $80.6 million annually and totaled $376.5 million over the contracts’ lives.  Approximately 35% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) of $(15.2) million and $(1.3) million for the three months ended June 30, 2021 and 2020, respectively, and $(15.3) million and $(1.6) million for the six months ended June 30, 2021 and 2020, respectively, which are included with realized (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of (loss)/income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2021 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$32,932	$7,373	$670	$40,975
Prices provided by other external sources	42,820	13,103	2,369	58,292
Prices based on internal models or other valuation methods	7,759	1,192	403	9,354

Total	$83,511	$21,668	$3,442	$108,621

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$15,357	$321	$—	$15,678
Prices provided by other external sources	44,322	14,629	2,648	61,599
Prices based on internal models or other valuation methods	4,084	314	—	4,398

Total	$63,763	$15,264	$2,648	$81,675

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 34.2 MMdts with a weighted average settlement price of $2.72 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 66.6 MMdts with a weighted average settlement price of $(0.02) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 71.0 MMdts with a weighted average settlement price of $2.59 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are not material.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2021	$16,421
Contracts Settled During the Six Months Ended June 30, 2021, Net	(7,882)
Other Changes in Fair Value from Continuing and New Contracts, Net	18,407

Net Derivatives — Energy Related Assets, June 30, 2021	$26,946

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2021 was $49.6 million and averaged $306.0 million during the first six months of 2021. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2020 - 152 b.p. decrease; 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; and 2016 - 47 b.p. increase. At June 30, 2021, our average interest rate on variable-rate debt was 0.10%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2021, the interest costs on $3.31 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of June 30, 2021, SJI’s active interest rate swaps were as follows, which all relate to SJG:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

Credit Risk - As of June 30, 2021, SJI had approximately $5.9 million, or 5.5%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated.

As of June 30, 2021, SJRG had $74.6 million of Accounts Receivable under sales contracts. Of that total, 24.5% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2021 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$7,689	$459	$8,148
Prices provided by other external sources	950	—	950
Prices based on internal models or other valuable methods	4,722	—	4,722

Total	$13,361	$459	$13,820

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$223	$36	$259
Prices provided by other external sources	20	—	20
Prices based on internal models or other valuable methods	1	—	1

Total	$244	$36	$280

Contracted volumes of SJG's NYMEX contracts are 10.0 MMdts with a weighted-average settlement price of $2.76 per dt. Contracted volumes of SJG's Basis contracts are 10.6 MMdts with a weighted-average settlement price of $0.88 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2021	$1,082
Contracts Settled During the Six Months ended June 30, 2021, Net	(687)
Other Changes in Fair Value from Continuing and New Contracts, Net	13,145
Net Derivatives — Energy Related Assets, June 30, 2021	$13,540

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at June 30, 2021, was $49.6 million and averaged $36.1 million during the first six months of 2021. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.3 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2020 - 220 b.p. decrease; 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; and 2016 - 19 b.p. increase. As of June 30, 2021, SJG's average interest rate on variable-rate debt was 0.10%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2021, the interest costs on $1.07 billion of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

SJG's interest rate swaps are the same as SJI's as shown above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of June 30, 2021, the disclosure controls and procedures employed at SJI and SJG, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

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

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

4.1	Fourth Supplemental Indenture, dated as of June 15, 2021, between ETG and Wilmington Trust, National Association, as trustee (incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed June 17, 2021).

10.1	Fourth Amendment to Two-Year Revolving Credit Agreement and Extension Agreement, dated as of April 26, 2021, by and among Elizabethtown Gas Company, SJI Utilities, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, including as Annex A thereto, a conformed copy of the Credit Agreement, as amended (incorporated by reference from Exhibit 10.1 of Form 8-K of SJI filed as of April 30, 2021).

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, filed with the Securities and Exchange Commission on August 5, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of (Loss)/Income; (ii) the Condensed Consolidated Statements of Comprehensive (Loss)/Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, filed with the Securities and Exchange Commission on August 5, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	August 5, 2021	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	August 5, 2021	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
(Principal Financial Officer)