Form 10-Q
period 2021-09-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2021-11-04
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of November 1, 2021 was 112,448,495 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of November 1, 2021 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is an indirect wholly-owned subsidiary of SJI and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
ADIT	Accumulated Deferred Income Taxes
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
Annadale	Annadale Community Clean Energy Projects LLC
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
Bronx Midco	Bronx Midco, LLC
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
Catamaran	Catamaran Renewables, LLC
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
COVID-19	Novel coronavirus
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
ETG/ELK Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
ITC	Investment Tax Credit
LIBOR	London Interbank Offer Rate
LMP	Locational Marginal Price
Marina	Marina Energy, LLC
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTN	Medium Term Notes
MW	Megawatt
MWh	Megawatt-hours
NCI	Noncontrolling Interest
NOL	Net Operating Loss
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
REV	REV LNG, LLC
RNG	Renewable Natural Gas
ROE	Return on Equity
ROU	Right of Use
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company

SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's three utility businesses: SJG, ETG, and until its sale, ELK
UTUA	Uniform Transitional Utility Assessment
UWUA	United Workers Union of America
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

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

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Utility	$106,123	$103,383	$653,009	$636,110
Nonutility	259,508	158,166	698,750	419,515
Total Operating Revenues	365,631	261,549	1,351,759	1,055,625
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	24,128	29,277	183,927	210,167
- Nonutility	264,237	146,752	677,507	379,583
Operations and Maintenance	61,198	63,307	194,182	197,311
Depreciation	33,081	27,977	97,924	81,877
Energy and Other Taxes	(8,040)	2,730	(1,245)	9,228
Total Operating Expenses	374,604	270,043	1,152,295	878,166
Operating (Loss) Income	(8,973)	(8,494)	199,464	177,459

Other Income and Expense	2,225	5,143	7,885	7,621
Interest Charges	(31,468)	(27,762)	(94,112)	(88,887)
(Loss) Income Before Income Taxes	(38,216)	(31,113)	113,237	96,193
Income Taxes	11,727	19,467	(25,340)	(13,725)
Equity in Earnings (Loss) of Affiliated Companies	659	1,302	(81,589)	5,710
(Loss) Income from Continuing Operations	(25,830)	(10,344)	6,308	88,178
Loss from Discontinued Operations - (Net of tax benefit)	(127)	(58)	(278)	(178)
Net (Loss) Income	(25,957)	(10,402)	6,030	88,000
Less: Income Attributable to Noncontrolling Interest	173	—	390	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(26,130)	$(10,402)	$5,640	$88,000
Basic (Loss) Earnings Per Common Share:
Continuing Operations	$(0.23)	$(0.10)	$0.06	$0.92
Discontinued Operations	—	—	—	—
Net (Loss) Income	(0.23)	(0.10)	0.06	0.92
Less: Income Attributable to Noncontrolling Interest	—	—	—	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(0.23)	$(0.10)	$0.06	$0.92

Average Shares of Common Stock Outstanding - Basic	112,448	100,587	108,108	95,599
Diluted (Loss) Earnings Per Common Share:
Continuing Operations	$(0.23)	$(0.10)	$0.06	$0.92
Discontinued Operations	—	—	—	—
Net (Loss) Income	(0.23)	(0.10)	0.06	0.92
Less: Income Attributable to Noncontrolling Interest	—	—	—	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(0.23)	$(0.10)	$0.06	$0.92

Average Shares of Common Stock Outstanding - Diluted	112,448	100,587	109,589	95,724

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (Loss) Income	$(25,957)	$(10,402)	$6,030	$88,000

Other Comprehensive (Loss) Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net (Loss) Income, net of tax of $(3), $(3), $(10) and $(10), respectively	9	9	25	25

Other Comprehensive Income - Net of Tax	9	9	25	25

Comprehensive (Loss) Income	(25,948)	(10,393)	6,055	88,025
Less: Comprehensive Income Attributable to Noncontrolling Interest	173	—	390	—
Comprehensive (Loss) Income Attributable to South Jersey Industries, Inc.	$(26,121)	$(10,393)	$5,665	$88,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Net Cash Provided by Operating Activities	$273,927	$254,200

Cash Flows from Investing Activities:
Capital Expenditures	(373,516)	(344,828)
Cash Paid for Acquisitions, Net of Cash Acquired	—	(10,932)
Proceeds from Business Dispositions and Sale of Property, Plant & Equipment	—	119,948
Investment in Contract Receivables	(16,429)	(18,787)
Proceeds from Contract Receivables	10,494	10,457
Investment in Affiliates	(13,155)	(1,353)
Advances to Affiliates	(26,615)	—
Net Repayment of Notes Receivable - Affiliates	—	2,504
Acquisition/Divestiture Working Capital Settlement	(267)	—
Investment in Subsidiary, Net of Cash Acquired	(14,683)	(54,328)

Net Cash Used in Investing Activities	(434,171)	(297,319)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(453,900)	(251,700)
Proceeds from Issuance of Long-Term Debt	460,000	800,000
Principal Repayments of Long-Term Debt	(110,000)	(660,000)
Payments for Issuance of Long-Term Debt	(16,304)	(6,810)
Dividends on Common Stock	(64,460)	(54,553)
Proceeds from Sale of Common Stock	329,772	200,000
Payments for the Issuance of Common Stock	(2,318)	(1,897)
Capital Contributions of Noncontrolling Interest in Subsidiary	1,072	—

Net Cash Provided by Financing Activities	143,862	25,040

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(16,382)	(18,079)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	41,831	28,381

Cash, Cash Equivalents and Restricted Cash at End of Period	$25,449	$10,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2021	December 31, 2020
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,566,423	$5,265,661
Accumulated Depreciation	(970,861)	(914,122)
Nonutility Property and Equipment, at cost	183,294	147,764
Accumulated Depreciation	(37,427)	(35,069)

Property, Plant and Equipment - Net	4,741,429	4,464,234

Investments:
Available-for-Sale Securities	32	32
Restricted	34	7,786
Investment in Affiliates	36,157	106,230

Total Investments	36,223	114,048

Current Assets:
Cash and Cash Equivalents	25,415	34,045
Accounts Receivable	272,286	278,723
Unbilled Revenues	26,783	85,423
Provision for Uncollectibles	(43,065)	(30,582)
Notes Receivable - Affiliate	4,340	2,847
Natural Gas in Storage, average cost	65,325	39,440
Materials and Supplies, average cost	1,066	2,561
Prepaid Taxes	47,505	23,851
Derivatives - Energy Related Assets	141,690	41,439
Other Prepayments and Current Assets	30,311	29,081

Total Current Assets	571,656	506,828

Regulatory and Other Noncurrent Assets:
Regulatory Assets	669,487	673,992
Derivatives - Energy Related Assets	37,307	6,935
Notes Receivable - Affiliate	54,956	31,073
Contract Receivables	47,127	41,428
Goodwill	706,960	706,960
Other	158,866	143,650

Total Regulatory and Other Noncurrent Assets	1,674,703	1,604,038

Total Assets	7,024,011	$6,689,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2021	December 31, 2020
Capitalization and Liabilities
Equity:
Common Stock	$140,561	$125,740
Premium on Common Stock	1,463,655	1,218,000
Treasury Stock (at par)	(280)	(321)
Accumulated Other Comprehensive Loss	(38,191)	(38,216)
Retained Earnings	262,842	355,678
Total South Jersey Industries, Inc. Equity	1,828,587	1,660,881
Noncontrolling Interest	7,457	5,995
Total Equity	1,836,044	1,666,876

Long-Term Debt	3,195,869	2,776,400

Total Capitalization	5,031,913	4,443,276

Current Liabilities:
Notes Payable	142,500	596,400
Current Portion of Long-Term Debt	66,076	142,801
Accounts Payable	300,955	256,589
Customer Deposits and Credit Balances	37,833	35,899
Environmental Remediation Costs	41,150	45,265
Taxes Accrued	5,471	6,025
Derivatives - Energy Related Liabilities	106,244	27,006
Deferred Contract Revenues	764	479
Derivatives - Other Current	560	659
Dividends Payable	34,016	—
Interest Accrued	36,442	21,140
Pension Benefits	3,704	3,704
Other Current Liabilities	43,065	27,665

Total Current Liabilities	818,780	1,163,632

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	173,242	149,534
Pension and Other Postretirement Benefits	128,984	135,023
Environmental Remediation Costs	131,124	148,310
Asset Retirement Obligations	205,355	202,092
Derivatives - Energy Related Liabilities	25,124	4,947
Derivatives - Other Noncurrent	7,467	9,279
Regulatory Liabilities	418,422	420,577
Other	83,600	12,478

Total Deferred Credits and Other Noncurrent Liabilities	1,173,318	1,082,240

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$7,024,011	$6,689,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2021	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876
Net Income	—	—	—	—	128,598	128,598	129	128,727
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2,475	37,771	57	—	—	40,303	—	40,303
Contract Liability Adjustment (see Note 4)	—	(62,219)	—	—	—	(62,219)	—	(62,219)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(30,453)	(30,453)	—	(30,453)
Balance at March 31, 2021	$128,215	$1,193,552	$(264)	$(38,208)	$453,823	$1,737,118	$6,124	$1,743,242
Net (Loss)/Income	—	—	—	—	(96,828)	(96,828)	88	(96,740)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	12,342	276,029	(4)	—	—	288,367	—	288,367
Contract Liability Adjustment (see Note 4)	—	(7,259)	—	—	—	(7,259)	—	(7,259)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(34,007)	(34,007)	—	(34,007)
Capital Contributions of Noncontrolling Interest in Subsidiary	—	—	—	—	—	—	1,213	1,213
Balance at June 30, 2021	$140,557	$1,462,322	$(268)	$(38,200)	$322,988	$1,887,399	$7,425	$1,894,824
Net (Loss)/Income	—	—	—	—	(26,130)	(26,130)	173	(25,957)
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	4	1,333	(12)	—	—	1,325	—	1,325
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(34,016)	(34,016)	—	(34,016)
Capital Contributions of Non-Controlling Interest in Subsidiary	—	—	—	—	—	—	(141)	(141)
Balance at September 30, 2021	$140,561	$1,463,655	$(280)	$(38,191)	$262,842	$1,828,587	$7,457	$1,836,044

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	NCI	Total Equity

Balance at January 1, 2020	$115,493	$1,027,902	$(289)	$(32,558)	$313,237	$—	$1,423,785
Net Income	—	—	—	—	101,041	—	101,041
Other Comprehensive Income, Net of Tax	—	—	—	8	—	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	62	(352)	15	—	—	—	(275)
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(27,276)	—	(27,276)
Balance at March 31, 2020	$115,555	$1,027,550	$(274)	$(32,550)	$387,002	$—	$1,497,283
Net Loss	—	—	—	—	(2,639)	—	(2,639)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,178	188,813	(37)	—	—	—	198,954
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(27,277)	—	(27,277)
Balance at June 30, 2020	$125,733	$1,216,363	$(311)	$(32,542)	$357,086	$—	$1,666,329
Net Loss	—	—	—	—	(10,402)	—	(10,402)
Other Comprehensive Income, Net of Tax	—	—	—	9	—	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2	1,459	(3)	—	—	—	1,458
Cash Dividends Declared - Common Stock ($0.30 per share)	—	—	—	—	(29,677)	—	(29,677)
Capital Contributions of Non-Controlling Interest in Subsidiary	—	—	—	—	—	4,236	4,236
Balance at September 30, 2020	$125,735	$1,217,822	$(314)	$(32,533)	$317,007	$4,236	$1,631,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF (LOSS)/INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Operating Revenues	$69,958	$66,190	$412,572	$394,066

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	16,630	20,575	109,878	126,655
Operations and Maintenance	33,922	33,162	105,729	104,197
Depreciation	20,222	17,339	59,787	51,038
Energy and Other Taxes	1,145	1,194	3,828	3,879

Total Operating Expenses	71,919	72,270	279,222	285,769

Operating (Loss) Income	(1,961)	(6,080)	133,350	108,297

Other Income and Expense	1,245	1,515	4,346	3,349

Interest Charges	(9,444)	(8,271)	(28,782)	(23,832)

(Loss) Income Before Income Taxes	(10,160)	(12,836)	108,914	87,814

Income Taxes	2,460	3,293	(26,683)	(23,157)

Net (Loss) Income	$(7,700)	$(9,543)	$82,231	$64,657

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Net (Loss) Income	$(7,700)	$(9,543)	$82,231	$64,657

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(3), $(3), $(10) and $(10), respectively	9	9	25	25

Other Comprehensive Income - Net of Tax	9	9	25	25

Comprehensive (Loss) Income	$(7,691)	$(9,534)	$82,256	$64,682

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,

	2021	2020
Net Cash Provided by Operating Activities	177,812	158,813

Cash Flows from Investing Activities:
Capital Expenditures	(188,869)	(188,173)
Investment in Contract Receivables	(16,429)	(18,787)
Proceeds from Contract Receivables	10,494	10,457

Net Cash Used in Investing Activities	(194,804)	(196,503)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	33,500	(63,400)
Proceeds from Issuance of Long-Term Debt	—	400,000
Principal Repayments of Long-Term Debt	(20,000)	(410,000)
Payments for Issuance of Long-Term Debt	(912)	(3,434)
Additional Investment by Shareholder	—	109,500

Net Cash Provided by Financing Activities	12,588	32,666

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4,404)	(5,024)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,424	6,751

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,020	$1,727

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2021	December 31, 2020
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,557,492	$3,387,831
Accumulated Depreciation	(648,065)	(606,925)

Property, Plant and Equipment - Net	2,909,427	2,780,906

Investments:
Restricted Investments	34	4,826

Total Investments	34	4,826

Current Assets:
Cash and Cash Equivalents	1,986	1,598
Accounts Receivable	83,031	88,657
Accounts Receivable - Related Parties	1,852	3,989
Unbilled Revenues	8,288	46,837
Provision for Uncollectibles	(23,874)	(17,359)
Natural Gas in Storage, average cost	22,880	14,050
Materials and Supplies, average cost	619	619
Prepaid Taxes	25,120	19,522
Derivatives - Energy Related Assets	30,758	4,053
Other Prepayments and Current Assets	17,400	12,710

Total Current Assets	168,060	174,676

Regulatory and Other Noncurrent Assets:
Regulatory Assets	480,084	495,084
Contract Receivables	47,127	41,428
Derivatives - Energy Related Assets	1,458	87
Other	30,856	25,258

Total Regulatory and Other Noncurrent Assets	559,525	561,857

Total Assets	$3,637,046	$3,522,265

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2021	December 31, 2020
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	465,244	465,244
Accumulated Other Comprehensive Loss	(31,581)	(31,606)
Retained Earnings	946,471	864,240

Total Equity	1,385,982	1,303,726

Long-Term Debt	1,018,467	1,016,280

Total Capitalization	2,404,449	2,320,006

Current Liabilities:
Notes Payable	81,000	47,500
Current Portion of Long-Term Debt	31,084	52,809
Accounts Payable - Commodity	28,456	22,199
Accounts Payable - Other	39,759	44,186
Accounts Payable - Related Parties	6,812	11,049
Derivatives - Energy Related Liabilities	2,834	2,868
Derivatives - Other Current	560	659
Customer Deposits and Credit Balances	23,676	23,637
Environmental Remediation Costs	26,120	23,067
Taxes Accrued	3,627	3,942
Pension Benefits	3,669	3,669
Interest Accrued	13,459	10,961
Other Current Liabilities	7,235	7,798

Total Current Liabilities	268,291	254,344

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	223,180	245,360
Deferred Income Taxes - Net	427,297	403,609
Environmental Remediation Costs	68,089	78,176
Asset Retirement Obligations	92,075	89,252
Pension and Other Postretirement Benefits	118,302	116,973
Derivatives - Energy Related Liabilities	—	190
Derivatives - Other Noncurrent	7,467	9,279
Other	27,896	5,076

Total Regulatory and Other Noncurrent Liabilities	964,306	947,915

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,637,046	$3,522,265

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2021	$5,848	$465,244	$(31,606)	$864,240	$1,303,726
Net Income	—	—	—	83,618	83,618
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2021	5,848	465,244	(31,598)	947,858	1,387,352

Net Income	—	—	—	6,313	6,313
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2021	$5,848	$465,244	$(31,590)	$954,171	$1,393,673
Net Loss	—	—	—	(7,700)	(7,700)
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at September 30, 2021	$5,848	$465,244	$(31,581)	$946,471	$1,385,982

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2020	$5,848	$355,744	$(27,875)	$756,181	$1,089,898
Net Income	—	—	—	70,522	70,522
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2020	5,848	355,744	(27,867)	826,703	1,160,428
Net Income	—	—	—	3,678	3,678
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Additional Investment by Shareholder	—	9,500	—	—	9,500
Balance at June 30, 2020	$5,848	$365,244	$(27,859)	$830,381	$1,173,614
Net Loss	—	—	—	(9,543)	(9,543)
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Additional Investment by Shareholder		100,000			100,000
Balance at September 30, 2020	$5,848	$465,244	$(27,850)	$820,838	$1,264,080

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

▪Marina develops and operates on-site energy-related projects. Marina includes the Catamaran joint venture that was entered into in August 2020, which owns Annadale and Bronx Midco, operators of fuel cell projects in New York. Marina, through Catamaran, owns 93% and 92% of Annadale and Bronx Midco, respectively, and records the remaining ownership percentages as noncontrolling interest in the condensed consolidated financial statements. Previously, Marina also included MTF and ACB, which were sold to a third-party buyer in February 2020 (see "Sale of MTF & ACB" below), and a solar project that was sold in March 2020 (see "Sale of Solar Assets" below). The principal wholly-owned subsidiaries of Marina are:

•ACLE, BCLE, SCLE and SXLE, which own and operate landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. These landfill gas-to-energy production facilities have all ceased operations after receiving approval from their respective local governmental authorities to do so. ACLE ceased operations on September 30, 2021, while BCLE, SCLE and SXLE ceased operations on June 1, 2020.

•Entities which own and operate rooftop solar generation sites, located in New Jersey, including projects that were acquired in 2021 as discussed under "ITC" below.

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

As permitted by the rules and regulations of the SEC, the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2020. There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three and nine months ended September 30, 2021 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the year ended December 31, 2020, except for the identification of our segments as discussed in Note 6.

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

ITC - The U.S. federal government provides businesses with an ITC under Section 48 of the Internal Revenue Code, available to the owner of solar and fuel cell systems that are purchased and placed into service. Among other requirements, such credits require projects to have commenced construction by a certain date. Accordingly, projects were eligible for a 30% ITC if they commenced construction in 2019, 26% for projects that commence construction in 2020-2022, 22% for projects that commence construction in 2023, and 10% for projects that commence construction thereafter. During the three and nine months ended September 30, 2021, Marina recognized $2.3 million and $2.7 million, respectively, of ITC on recently acquired solar projects that will commence operations during the fourth quarter of 2021. During the three and nine months ended September 30, 2020, Marina recognized $12.0 million of ITC on solar and fuel cell projects.

SALE OF SOLAR ASSETS - On June 27, 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its then-existing portfolio of solar energy projects (for this section, the "Projects"), along with the assets comprising the Projects. These sales occurred during 2018-2020, including one Project sold during the first quarter of 2020 for total consideration of $7.2 million. In connection with this transaction, Marina is leasing back from the buyer certain of the Projects that have not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback runs from the date each such Project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the Project. As of September 30, 2021, there are ten such Projects being leased back from the buyer through the end of 2021, which is the fifth anniversary of their placed-in-service date. The results of these Projects being leased back are not material.

SALE OF MTF & ACB - On February 18, 2020, the Company sold MTF and ACB to a third-party buyer for a final sales price of $97.0 million, including working capital.

SALE OF ELK - On July 31, 2020, the Company sold ELK to a third-party buyer. Total consideration received in 2020 was approximately $15.6 million. The working capital settlement finalized in the first quarter of 2021 was not material.

IMPAIRMENT OF LONG-LIVED ASSETS - See Note 1 to the Consolidated Financial Statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for the year ended December 31, 2020 for additional information regarding the Company's policy on impairments of long-lived assets. No impairments of long-lived assets were identified at SJI or SJG for the three and nine months ended September 30, 2021 and 2020, respectively.

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

A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. During the nine months ended September 30, 2021, SJI recorded a valuation allowance of $14.2 million against the federal deferred tax asset related to the capital loss that resulted from the other-than-temporary impairment charge taken on the Company's investment in PennEast (see Note 3). SJG believes that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. During the nine months ended September 30, 2021, SJG recorded a reserve of $13.9 million for a portion of tax benefits related to tax positions taken in prior years. The reserve is recorded in Other Noncurrent Liabilities in the condensed consolidated balance sheets as of September 30, 2021. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which could result in proposed assessments. Future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are determined or resolved or as such statutory audit periods are closed. We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the condensed consolidated balance sheet as of September 30, 2021.

TAX SETTLEMENT - In August 2021, ETG recognized a gain of $11.0 million from a UTUA settlement agreement with the New Jersey Division of Taxation. The gain is presented within Energy and Other Taxes in the SJI Condensed Consolidated Statements of (Loss)/Income.

GOODWILL - See Note 17.

LEASES - As part of the acquisition of the Bronx Midco fuel cell project (see Note 16), a land lease was acquired resulting in the recognition of an ROU asset and a lease liability upon acquisition each of $6.6 million, which are recorded in Other Noncurrent Assets and Other Current/Noncurrent Liabilities, respectively, on the condensed consolidated balance sheets as of September 30, 2021. This arrangement is classified as an operating lease with the lease cost associated with this lease recognized on a straight-line basis over the lease term of 35 years.

Also, as part of the acquisition of solar projects discussed under "ITC" above, a land lease was acquired resulting in the recognition of an ROU asset and a lease liability upon acquisition each of $2.6 million, which are recorded in Nonutility Property and Equipment and Long-Term Debt, respectively, on the condensed consolidated balance sheets as of September 30, 2021. This arrangement is classified as a finance lease, which will result in the recognition of interest expense on the lease liability per the effective interest model and amortization of the ROU asset on a straight-line basis over the 20-year lease term.

On July 1, 2021, SJG (the lessor) and SJI (the lessee) entered into an intercompany lease agreement for the Company's corporate headquarters in Folsom, NJ. This arrangement is classified as an operating lease with the rent income and the rent expense associated with this lease recognized on a straight-line basis over the lease term. The rent income and rent expense for SJG and SJI, respectively, for the three and nine months ended September 30, 2021 was $0.4 million. The rent income and rent expense as well as certain other balances related to this lease were eliminated in the Company’s condensed consolidated financial statements. Rent income of $0.4 million was recorded by SJG on the condensed statements of income for the three and nine months ended September 30, 2021.

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
ASU 2021-08: Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers
The new standard requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired contracts. The standard also provides practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from a business combination.
	January 1, 2023; early adoption is permitted, including adoption in an interim period	Prospectively to business combinations occurring on or after the effective date of the amendments	Management is currently determining the impact that adoption of this guidance will have on the financial statements of SJI and SJG

2.    STOCK-BASED COMPENSATION PLAN:

Under SJI's Omnibus Equity Compensation Plan (Plan), shares may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees. SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. During the nine months ended September 30, 2021 and September 30, 2020, SJI granted a total of 243,540 and 225,278 restricted shares, respectively, to Officers and other key employees under the Plan. No options were granted or outstanding during the nine months ended September 30, 2021 and 2020. No stock appreciation rights have been issued under the Plan.

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

During the nine months ended September 30, 2021 and September 30, 2020, SJI granted 54,419 and 38,456 restricted shares, respectively, to its Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2021, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2019 - TSR	32,292	$32.88	23.2%	2.40%
	2019 - CEGR, Time	69,265	$31.38	N/A	N/A
	2020 - TSR	38,813	$25.51	34.8%	0.21%
	2020 - CEGR, Time	123,686	$25.19	N/A	N/A
	2021 - TSR	42,716	$28.11	39.9%	0.27%
	2021 - CEGR, Time	186,746	$25.33	N/A	N/A

Directors -	2021	54,419	$24.75	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Officers & Key Employees	$1,123	$1,220	$3,804	$3,671
Directors	317	302	561	899
Total Cost	1,440	1,522	4,365	4,570

Capitalized	(33)	(12)	(101)	(35)
Net Expense	$1,407	$1,510	$4,264	$4,535

The table above does not reflect the reversal of approximately $1.3 million in 2020 of previously recorded costs associated with TSR and CEGR-based grants for which performance goals were not met.

As of September 30, 2021, there was $7.6 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity for SJI during the nine months ended September 30, 2021, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2021	449,786	38,456	$28.88
Granted	243,540	54,419	$25.66
Cancelled/Forfeited	(27,790)	—	$25.72
Vested	(172,019)	(38,456)	$30.37
Nonvested Shares Outstanding, September 30, 2021	493,517	54,419	$26.71

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

During the nine months ended September 30, 2021, SJI issued 146,270 shares to its Officers and other key employees at a market value of $3.6 million. During the nine months ended September 30, 2020, SJI issued 72,470 shares at a market value of $2.1 million. These issued shares include shares deferred for payout in prior periods.

SJI also issued 38,456 and 30,961 service-based award shares to its Directors at a market value of $1.2 million and $0.8 million during the nine months ended September 30, 2021 and September 30, 2020, respectively.

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the nine months ended September 30, 2021 and 2020, SJG Officers and other key employees were granted 23,010 and 7,902 shares of SJI restricted stock, respectively, which had an immaterial impact to SJG's financial statements for both periods.

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
•On September 27, 2021, the PennEast partners announced that further development of the project is no longer supported.

Despite the favorable outcome from the Supreme Court, PennEast continued to experience regulatory and legal challenges resulting in continued delays preventing the commencement of construction and commercial operation of the project. As a result, the Company evaluated its investment in PennEast for an other-than-temporary impairment as of June 30, 2021. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and the likelihoods of success of such options, potential regulatory and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. The Company estimated the fair value of its investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. Based upon this analysis, in the second quarter of 2021, the Company recognized an other-than-temporary impairment charge of $87.4 million, which is recorded in Equity in (Losses) Earnings from Affiliates in the condensed consolidated statements of (loss)/income for the nine months ended September 30, 2021. After this charge, the Company’s investment in PennEast totaled $8.0 million as of September 30, 2021 as compared to $91.3 million as of December 31, 2020. The impairment did not result in a tax benefit during the nine months ended September 30, 2021, as a valuation allowance had been established for the federal deferred tax asset related to the capital loss (see Note 1).

In September 2021, the PennEast partners, following extensive evaluation and discussion, determined that further development of the project is no longer supported, and thus all further development of the project has ceased. Given that construction of the pipeline will not continue, the Company re-evaluated its investment for an additional other-than temporary impairment as of September 30, 2021. It was determined that no additional impairment was needed as the current value of the investment noted above represents the best estimate of the salvage value of the remaining assets of the project. It is possible that future developments could impact the fair value and could result in the recognition of additional impairment charges.

Summarized financial information for PennEast as derived from its unaudited condensed financial statements is below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Revenues	$—	$—
Gross Profit	$—	$—
(Loss) Income from Continuing Operations	$(414,593)	$26,375
Net (Loss) Income	$(414,593)	$26,375
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(82,919)	$5,275

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

SJRG had net sales to EnergyMark of $5.0 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $15.9 million and $10.4 million for the nine months ended September 30, 2021 and 2020, respectively.

REV - SJI Renewable Energy Ventures, LLC has a 35% equity interest in REV, an LNG distributor and developer of LNG and RNG assets and projects.

AFFILIATE TRANSACTIONS - SJI made net investments in and net advances to unconsolidated affiliates of $39.8 million for the nine months ended September 30, 2021, and received net repayments from unconsolidated affiliates of $1.2 million for the nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, the outstanding balance of Notes Receivable – Affiliate was $59.3 million and $33.9 million, respectively. These Notes Receivable-Affiliates balances are comprised of:

•As of September 30, 2021 and December 31, 2020, $11.4 million and $12.1 million, respectively, of notes are related to Energenic; such notes are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5% and are to be repaid through 2025. Current losses at Energenic are offset against the Notes Receivable – Affiliate balance as our investment in the Energenic affiliate has been reduced to zero as a result of previous losses.

•As of September 30, 2021 and December 31, 2020, $44.0 million and $19.3 million, respectively, of the notes related to REV, which accrue interest at variable rates.

•As of September 30, 2021 and December 31, 2020, $3.9 million and $2.5 million, respectively, of unsecured notes which accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2021 and December 31, 2020, SJI had a net asset of approximately $36.2 million and $106.2 million, respectively, included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees; the decrease from prior year is due to the impairment charge related to PennEast noted above. SJI’s maximum exposure to loss from these entities as of September 30, 2021 and December 31, 2020 is limited to its combined investments in these entities and the Notes Receivable-Affiliate in the aggregate amount of $95.5 million and $140.1 million, respectively.

DISCONTINUED OPERATIONS - There have been no significant changes to the nature or balances of SJI's discontinued operations since December 31, 2020, which are defined and described in Note 3 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

SJG RELATED-PARTY TRANSACTIONS - There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2020, other than an intercompany lease agreement between SJG and SJI for the Company's corporate headquarters in Folsom, NJ (see Note 1). See Note 3 to the Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of related parties and associated transactions.

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues/Affiliates:
SJRG	$907	$595	$7,662	$2,192
Marina	—	—	—	60
Other	21	20	62	59
Total Operating Revenue/Affiliates	$928	$615	$7,724	$2,311

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG	$954	$1,808	$4,924	$3,404

Operations Expense/Affiliates:
SJI (parent company only)	$5,832	$5,909	$17,082	$17,463
SJIU	1,045	743	2,957	2,616
Millennium	857	814	2,598	2,461
Other	18	453	163	1,335
Total Operations Expense/Affiliates	$7,752	$7,919	$22,800	$23,875

4.    COMMON STOCK:

The following shares were issued and outstanding for SJI:

2021
Beginning Balance, January 1	100,591,940
New Issuances During the Period:
Public Equity Offering	11,694,984
Stock-Based Compensation Plan	161,571
Ending Balance, September 30	112,448,495

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of September 30, 2021. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

COMMON STOCK PUBLIC OFFERING -

•On March 22, 2021, SJI offered 10,250,000 shares of its common stock, par value $1.25 per share, at a public offering price of $22.25 per share. Of the offered shares, 362,359 shares were issued at closing. The remaining 9,887,641 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. The Company received no proceeds from the sale of the Forward Shares in the first nine months of 2021. SJI has an option to settle the forward sale agreement by delivering newly issued shares of SJI common stock and receive proceeds, subject to certain adjustments, from the sale of those shares, assuming one or more future physical settlements of the forward sale agreement, no later than March 2022. SJI may also choose to settle the forward sale contract with a cash payment, or multiple cash payments, no later than March 2022. In the event SJI elects to settle all or a portion of the forward sale contract with a cash payment, no additional shares of SJI common stock would be issued under the forward sale contract for the portions that were cash settled.

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

EQUITY UNITS PUBLIC OFFERING -

•On March 22, 2021, SJI issued and sold 6,000,000 Equity Units, initially consisting of Corporate Units ("2021 Corporate Units"). Each 2021 Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date, or April 1, 2024, subject to earlier termination or settlement, a certain number of shares of Common Stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 2021 Series B 1.65% Remarketable Junior Subordinated Notes due 2029 (for this section, the “Notes”). In addition to interest payable under the Notes, holders of the 2021 Corporate Units will be entitled to receive quarterly contract adjustment payments at a rate of 7.10% per year on the stated amount of $50 per 2021 Corporate Unit, subject to the Company’s right to defer such contract adjustment payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 1, April 1, July 1 and October 1 of each year. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the contract adjustment payments due through April 1, 2024 are initially charged to Shareholders’ Equity, with an offsetting credit to Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet. These liabilities are accreted over the life of the purchase contract by interest charges to the condensed consolidated income statement based on a constant rate calculation. Subsequent contract adjustment payments reduce this liability. This offering resulted in gross proceeds of approximately $300.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $291.0 million. As of September 30, 2021, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

•On April 1, 2021, the underwriters purchased an additional 700,000 Equity Units as part of their option under the above offering to purchase an additional 900,000 Equity Units. Gross proceeds were approximately $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, of approximately $34.0 million. As of September 30, 2021, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

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

•On March 25, 2021, the Company finalized the remarketing of the $287.5 million of Series A Junior Subordinated Notes. The interest rate on the Series A Junior Subordinated Notes has been reset to 5.020% per year, and this reset rate became effective on April 15, 2021 (see below). Interest on the Series A Junior Subordinated Notes will be payable semi-annually on April 15 and October 15, commencing on April 15, 2021, and at maturity. As a result, these notes continue to be recorded as Long-Term Debt on the condensed consolidated balance sheets as of September 30, 2021.

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

The convertible units consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Principal amount:	2021 Series B Remarketable Junior Subordinated Notes due 2029	2018 Series A Remarketable Junior Notes due 2031
Principal (A)	$335,000	$287,500
Unamortized debt discount and issuance costs (A)	9,418	7,181
Net carrying amount	$325,582	$280,319
Carrying amount of the equity component (B)	$—	$—

(A) Included in the condensed consolidated balance sheets within Long-Term Debt.
(B) There is no equity portion as of September 30, 2021 and December 31, 2020 for these Notes.

During the three months ended September 30, 2021 and 2020, the Company recognized $5.0 million and $2.7 million, respectively, of coupon interest expense, and during the nine months ended September 30, 2021 and 2020, the Company recognized $12.8 million and $8.0 million, respectively, of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of (loss)/income. During those periods, the amortization of debt discount and issuance costs was not material. As of September 30, 2021, the effective interest rate was 2.1% on the 2021 Notes and 5.0% on the 2018 Notes.

SJI's EPS — SJI's basic EPS is based on the weighted-average number of common shares outstanding. SJI's diluted EPS includes consideration of the effect of SJI's restricted stock as discussed in Note 2, along with the impact of the Forward Shares, Equity Units and Convertible Units discussed above, accounted for under the treasury stock method. For the nine months ended September 30, 2021 and 2020, the shares required for inclusion in the denominator for the diluted EPS calculation were 1,481,770 and 124,705, respectively. For the three months ended September 30, 2021 and 2020, shares of 1,469,623 and 141,062, respectively, were not included in the denominator for the diluted EPS calculation because they would have had an antidilutive effect on EPS.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in first nine months of 2021.

RETAINED EARNINGS — The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically if such dividends or other distributions could impact their capital structure. In addition, SJG's First Mortgage Indentures contain a restriction regarding the amount of cash dividends or other distributions that they may pay. As of September 30, 2021, this loan restriction does not affect the amount that may be distributed from SJG's retained earnings.

ADDITIONAL INVESTMENT BY SHAREHOLDER - SJG received $100.0 million and $109.5 million in equity infusions from SJI during the three and nine months ended September 30, 2020, respectively. There were no equity infusions during the three and nine months ended September 30, 2021. Future equity contributions will occur on an as-needed basis.

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

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30, 2021
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$25,415	$1,986
Restricted Investments	34	34
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$25,449	$2,020

	As of December 31, 2020
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$34,045	$1,598
Restricted Investments	7,786	4,826
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,831	$6,424

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at September 30, 2021 and December 31, 2020, which would be included in Level 1 of the fair value hierarchy (see Note 13).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable are recorded gross on the condensed consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses for the three and nine months ended September 30, 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$42,233	$30,410	$30,582	$19,829
Provision for expected credit losses	2,375	5,416	7,621	19,994
Regulated assets (a)	(293)	—	8,982	—
Recoveries of accounts previously written off	414	126	772	688
Uncollectible accounts written off	(1,664)	(2,935)	(4,892)	(7,494)
Balance at end of period	$43,065	$33,017	$43,065	$33,017

SJG:
Balance at beginning of period	$21,706	$14,472	$17,359	$14,032
Provision for expected credit losses	1,411	4,783	5,529	8,255
Regulated assets (a)	1,059	—	3,030	—
Recoveries of accounts previously written off	400	4	503	295
Uncollectible accounts written off	(702)	(2,422)	(2,547)	(5,745)
Balance at end of period	$23,874	$16,837	$23,874	$16,837
(a) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order (see Note 8). ETG’s incremental costs were lower during the third quarter 2021 resulting from lower allowance for credit losses due to seasonality, resulting in the negative balance for SJI during the three months ended September 30, 2021.

NOTES RECEIVABLE-AFFILIATES - The carrying amounts of the Note Receivable-Affiliates balances approximate their fair values at September 30, 2021 and December 31, 2020, which would be included in Level 2 of the fair value hierarchy. See Note 3 for information about these balances and Note 13 for information about the fair value hierarchy.

CONTRACT RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $1.8 million and $2.5 million as of September 30, 2021 and December 31, 2020, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest. The amount of such discounts and the annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements.

In addition, as part of the EET program, SJG provides funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans were $53.0 million and $46.4 million as of September 30, 2021 and December 31, 2020, respectively. On the condensed consolidated balance sheets of SJI and SJG, the current portion of EET loans receivable totaled $7.1 million and $6.4 million as of September 30, 2021 and December 31, 2020, respectively, and is reflected in Accounts Receivable; and the non-current portion totaled $45.9 million and $40.0 million as of September 30, 2021 and December 31, 2020, respectively, and is reflected in Contract Receivables.

Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized on the above-mentioned receivables. There have been no material impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at September 30, 2021 and December 31, 2020, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of September 30, 2021, SJI had approximately $10.5 million, or 5.9%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at September 30, 2021 and December 31, 2020, except as noted below (in thousands):

	September 30, 2021	December 31, 2020
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$3,604,517	$3,152,224

Carrying amounts of long-term debt, including current maturities (A)	$3,261,945	$2,919,201
Net of:
Unamortized debt issuance costs	$39,465	$29,574
Unamortized debt discounts	$5,157	$5,224

SJG
Estimated fair values of long-term debt	$1,171,515	$1,197,052

Carrying amounts of long-term debt, including current maturities	$1,049,551	$1,069,089
Net of:
Unamortized debt issuance costs	$8,895	$9,357
(A) SJI Long-Term Debt on the consolidated balance sheet as of September 30, 2021 and December 31, 2020 includes $5.6 million and $3.1 million of finance leases, respectively.

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
◦The activities of ACLE, BCLE, SCLE and SXLE, which have all ceased operations (see Note 1).
◦MTF and ACB, which were sold in the first quarter of 2020.
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in (Loss)/Earnings of Affiliated Companies on the condensed consolidated statements of (loss)/income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$69,958	$66,190	$412,572	$394,066
ETG Utility Operations	37,072	37,503	248,098	239,503
ELK Utility Operations	—	285	—	4,792
Subtotal SJI Utilities	107,030	103,978	660,670	638,361
Energy Management:
Wholesale Energy Operations	247,402	143,338	669,067	373,308
Retail Services	5,360	8,836	13,382	32,735
Subtotal Energy Management	252,762	152,174	682,449	406,043
Energy Production:
Renewables	7,352	6,317	17,980	15,459
Subtotal Energy Production	7,352	6,317	17,980	15,459
Corporate and Services	13,577	10,835	39,416	36,740
Subtotal	380,721	273,304	1,400,515	1,096,603
Intersegment Sales	(15,090)	(11,755)	(48,756)	(40,978)
Total Operating Revenues	$365,631	$261,549	$1,351,759	$1,055,625

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating (Loss) Income:
SJI Utilities:
SJG Utility Operations	$(1,961)	$(6,080)	$133,350	$108,297
ETG Utility Operations	5,634	(3,163)	66,521	57,274
ELK Utility Operations	—	(374)	—	373
Subtotal SJI Utilities	3,673	(9,617)	199,871	165,944
Energy Management:
Wholesale Energy Operations	(15,534)	2,768	(5,393)	16,272
Retail Services	849	(1,573)	763	(2,238)
Subtotal Energy Management	(14,685)	1,195	(4,630)	14,034
Energy Production:
Renewables	1,787	2,455	4,920	143
Decarbonization	(63)	—	(71)	—
Subtotal Energy Production	1,724	2,455	4,849	143
Corporate and Services	315	(2,527)	(626)	(2,662)
Total Operating (Loss) Income	$(8,973)	$(8,494)	$199,464	$177,459

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$30,252	$25,762	$89,786	$76,216
ETG Utility Operations	14,665	10,391	53,657	30,370
ELK Utility Operations	—	52	—	354
Subtotal SJI Utilities	44,917	36,205	143,443	106,940
Energy Management:
Wholesale Energy Operations	25	14	69	44
Retail Services	117	—	353	—
Subtotal Energy Management	142	14	422	44
Energy Production:
Renewables	1,172	30	3,573	36
Subtotal Energy Production	1,172	30	3,573	36
Corporate and Services	1,858	1,267	4,271	3,704
Total Depreciation and Amortization	$48,089	$37,516	$151,709	$110,724

Interest Charges:
SJI Utilities:
SJG Utility Operations	$9,444	$8,271	$28,782	$23,832
ETG Utility Operations	8,651	7,398	25,098	22,321
ELK Utility Operations	—	2	—	21
Subtotal SJI Utilities	18,095	15,671	53,880	46,174
Energy Management:
Retail Services	36	—	135	—
Subtotal Energy Management	36	—	135	—
Energy Production:
Renewables	1,078	277	3,491	2,974
Decarbonization	286	—	853	—

Subtotal Energy Production:	1,364	277	4,344	2,974
Midstream	322	677	1,627	1,837
Corporate and Services	13,406	12,490	39,744	43,332
Subtotal	33,223	29,115	99,730	94,317
Intersegment Borrowings	(1,755)	(1,353)	(5,618)	(5,430)
Total Interest Charges	$31,468	$27,762	$94,112	$88,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income Taxes:
SJI Utilities:
SJG Utility Operations	$(2,460)	$(3,293)	$26,683	$23,157
ETG Utility Operations	132	(2,475)	11,320	7,869
ELK Utility Operations	—	(4)	—	186
Subtotal SJI Utilities	(2,328)	(5,772)	38,003	31,212
Energy Management:
Wholesale Energy Operations	(4,043)	858	(907)	4,583
Retail Services	248	40	542	168
Subtotal Energy Management	(3,795)	898	(365)	4,751
Energy Production:
Renewables	(2,134)	(11,191)	(2,301)	(10,897)
Decarbonization	205	—	329	—
Subtotal Energy Production	(1,929)	(11,191)	(1,972)	(10,897)
Midstream	(107)	(58)	(197)	(174)
Corporate and Services	(3,568)	(3,344)	(10,129)	(11,167)
Total Income Taxes	$(11,727)	$(19,467)	$25,340	$13,725

Property Additions:
SJI Utilities:
SJG Utility Operations	$64,988	$73,481	$186,948	$181,440
ETG Utility Operations	58,923	45,452	158,953	149,578
ELK Utility Operations	—	112	—	971
Subtotal SJI Utilities	123,911	119,045	345,901	331,989
Energy Management:
Wholesale Energy Operations	4	2	6	2
Subtotal Energy Management	4	2	6	2
Energy Production:
Renewables	6,471	59,866	24,458	62,751
Decarbonization	8,140	—	10,014	—
Subtotal Energy Production	14,611	59,866	34,472	62,751
Midstream	11	29	19	115
Corporate and Services	747	715	3,105	2,076
Total Property Additions	$139,284	$179,657	$383,503	$396,933

	September 30, 2021	December 31, 2020
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,637,046	$3,522,265
ETG Utility Operations	2,717,842	2,561,067
Subtotal SJI Utilities	6,354,888	6,083,332
Energy Management:
Wholesale Energy Operations	272,955	195,882
Retail Services	26,581	29,687
Subtotal Energy Management	299,536	225,569
Energy Production:
Renewables	164,486	153,018
Decarbonization	89,910	40,482
Subtotal Energy Production	254,396	193,500
Midstream	8,795	92,208
Discontinued Operations	1,811	1,775
Corporate and Services	320,268	318,095
Intersegment Assets	(215,683)	(225,331)
Total Identifiable Assets	$7,024,011	$6,689,148

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

In September 2021, the BPU approved SJG's request from its April 2021 SHARP II filing to increase base rates. The increase, effective October 1, 2021, allows for the recovery of $2.2 million in annual revenue requirement on $22.6 million of SHARP II investment placed in service during the period July 1, 2020 to June 30, 2021.

In September 2021, the BPU approved a statewide USF rate increase and no change to the current statewide Lifeline rate, each with effective dates of October 1, 2021, resulting in an increase to the combined rates. SJG's portion of the proposed revenue increase is approximately $3.8 million.

The following activity is currently pending BPU approval:

•SJG submitted a request to implement an IIP and associated cost recovery mechanism of a five-year $742.5 million program that commenced June 2021.

•SJG submitted its annual BGSS/CIP filing. For the BGSS component, SJG requested a $59.5 million increase in gas cost recoveries for the period October 1, 2021 through September 30, 2022. For the CIP component, SJG requested a $15.3 million increase in revenues for the period October 1, 2021 through September 30, 2022.

•SJG filed its annual AIRP II filing, seeking recovery of an annual revenue requirement of $5.7 million on AIRP II investments placed into service during the period July 1, 2020 to September 30, 2021, totaling $58.7 million. The filing seeks approval to recover these investments through a base rate adjustment effective January 1, 2022.

•SJG submitted its annual filing associated with Tax Reform, which proposed an $11.6 million refund to customers through the Rider H credit rate for the period of October 1, 2021 through September 30, 2022.

•SJG filed its annual EET filing, seeking to recover $12.8 million in revenue during the period October 1, 2021 to September 30, 2022.

•SJG submitted its annual SBC and TIC filing, seeking to recover $0.9 million in revenue during the period of November 2021 to October 2022.

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

In September 2021, the BPU approved a statewide USF rate increase and no change to the current statewide Lifeline rate, each with effective dates as of October 1, 2021, resulting in an increase in the combined rates. ETG's portion of the proposed revenue increase is approximately $3.5 million.

In September 2021, the BPU approved the increases to IIP rates effective October 1, 2021. The approval reflected an increase to annual revenues by approximately $7.1 million to reflect the roll-in of approximately $63.8 million of IIP investments placed in service from July 1, 2020 through June 30, 2021.

In September 2021, the BPU approved provisional rates for ETG's WNC and CEP filings submitted in July 2021, effective October 1, 2021. The net effect of these approvals was an increase of $5.3 million in revenues.

The following activity is currently pending BPU approval:

•ETG submitted its annual BGSS filing, requesting a $14.0 million increase in gas cost recoveries for the period October 1, 2021 through September 30, 2022.

•ETG submitted its annual RAC filing, requesting a $7.9 million decrease in revenues related to the recovery of remediation costs, with an effective date of October 1, 2021.

•ETG submitted its annual filing for its legacy EEP program, requesting a $1.6 million decrease in revenues, with an effective date of October 1, 2021

8.    REGULATORY ASSETS AND REGULATORY LIABILITIES:

Except as described below, there have been no significant changes to the nature or balances of the Utilities' regulatory assets and liabilities since December 31, 2020, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

The Utilities' Regulatory Assets as of September 30, 2021 and December 31, 2020 consisted of the following items (in thousands):

	September 30, 2021
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$153,080	$13,909	$166,989
Liability for Future Expenditures	100,209	77,565	177,774
Insurance Recovery Receivables	—	(6,807)	(6,807)
Deferred ARO Costs	46,412	30,807	77,219
Deferred Pension Costs - Unrecognized Prior Service Cost	—	31,692	31,692
Deferred Pension and Other Postretirement Benefit Costs	77,426	8,466	85,892
Deferred Gas Costs - Net	20,301	—	20,301
CIP Receivable	6,827	—	6,827
SBC Receivable (excluding RAC)	5,018	—	5,018
Deferred Interest Rate Contracts	8,027	—	8,027
EET/EEP	17,764	5,472	23,236
Pipeline Supplier Service Charges	365	—	365
Pipeline Integrity Cost	6,612	—	6,612
AFUDC - Equity Related Deferrals	12,155	—	12,155
WNC	—	5,497	5,497
Other Regulatory Assets	25,888	22,802	48,690
Total Regulatory Assets	$480,084	$189,403	$669,487

	December 31, 2020
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$157,340	$5,196	$162,536
Liability for Future Expenditures	101,243	91,837	193,080
Insurance Recovery Receivables	—	(6,807)	(6,807)
Deferred ARO Costs	42,365	25,453	67,818
Deferred Pension Costs - Unrecognized Prior Service Cost	—	33,898	33,898
Deferred Pension and Other Postretirement Benefit Costs	77,426	8,466	85,892
Deferred Gas Costs - Net	19,178	—	19,178
CIP Receivable	21,013	—	21,013
SBC Receivable (excluding RAC)	3,453	—	3,453
Deferred Interest Rate Contracts	9,938	—	9,938
EET/EEP	18,725	3,062	21,787
Pipeline Supplier Service Charges	434	—	434
Pipeline Integrity Cost	6,091	—	6,091
AFUDC - Equity Related Deferrals	11,822	—	11,822
WNC	—	7,444	7,444
Other Regulatory Assets	26,056	10,359	36,415
Total Regulatory Assets	$495,084	$178,908	$673,992

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

DEFERRED ARO COSTS - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and the revision of originally estimated cash flows to settle the retirement obligation. The increase from December 31, 2020 to September 30, 2021 is due to retirement costs, inflation and discount rates used to measure the expected retirement costs. There is no impact on earnings as a result of these changes.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. SJG's balance as of December 31, 2020 included $22.9 million of costs related to a previous pricing dispute on a long-term gas supply contract. As of June 1, 2021, SJG has begun to recover these costs from its customers through the BGSS clause. SJG’s deferred gas costs-net are currently in an under-collected position, resulting in a regulatory asset. ETG's deferred gas costs-net are over-recovered at September 30, 2021, resulting in a regulatory liability.

CIP RECEIVABLE - The CIP tracking mechanism at SJG adjusts earnings when the actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was more than the established baseline during the first nine months of 2021, resulting in a reduction of the regulatory asset at September 30, 2021 as compared to December 31, 2020. This is primarily the result of colder than normal weather experienced in the region.

OTHER REGULATORY ASSETS - The increase from December 31, 2020 to September 30, 2021 is primarily related to incremental costs incurred related to the impacts to our business from the COVID-19 pandemic. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. On September 14, 2021, the BPU extended this period to December 31, 2022. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2022 or within 60 days of the close of the tracking period, whichever is later. As of September 30, 2021 and December 31, 2020, ETG deferred $12.3 million and $5.8 million, respectively, and SJG deferred $7.6 million and $4.7 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery.

The Utilities Regulatory Liabilities as of September 30, 2021 and December 31, 2020 consisted of the following items (in thousands):

	September 30, 2021
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,160	$33,992	$46,152
Excess Deferred Taxes	211,020	111,724	322,744
Deferred Gas Costs - Net	—	44,482	44,482
Amounts to be Refunded to Customers	—	3,379	3,379
Other Regulatory Liabilities	—	1,665	1,665
Total Regulatory Liabilities	$223,180	$195,242	$418,422

	December 31, 2020
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,666	$37,953	$50,619
Excess Deferred Taxes	232,694	113,888	346,582
Deferred Gas Costs - Net	—	15,322	15,322
Amounts to be Refunded to Customers	—	6,969	6,969
Other Regulatory Liabilities	—	1,085	1,085
Total Regulatory Liabilities	$245,360	$175,217	$420,577

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in these liabilities for SJI and SJG from December 31, 2020 to September 30, 2021 is related to excess tax amounts returned to customers through customer billings. See Note 10 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through ETG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchase are also included in the BGSS, subject to BPU approval. The increase from December 31, 2020 to September 30, 2021 is primarily driven by the change in the value of the energy related derivative contracts.

9.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2021 and 2020, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service Cost	$1,519	$974	$4,701	$4,349
Interest Cost	3,404	3,862	9,876	11,388
Expected Return on Plan Assets	(6,154)	(5,569)	(17,821)	(16,473)
Amortizations:
Prior Service Cost	25	26	73	79
Actuarial Loss	3,325	2,647	9,713	8,077
Net Periodic Benefit Cost	2,119	1,940	6,542	7,420
Capitalized Benefit Cost	(577)	(410)	(1,708)	(1,470)
Deferred Benefit Cost	(339)	(377)	(971)	(1,193)
Total Net Periodic Benefit Expense	$1,203	$1,153	$3,863	$4,757

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service Cost	$212	$182	$638	$511
Interest Cost	475	560	1,424	1,775
Expected Return on Plan Assets	(1,436)	(1,345)	(4,308)	(4,036)
Amortizations:
Prior Service Cost	(156)	(180)	(468)	(468)
Actuarial Loss	273	255	817	640
Net Periodic Benefit Cost	(632)	(528)	(1,897)	(1,578)
Capitalized Benefit Cost	(108)	57	(320)	(157)
Deferred Benefit Cost	337	(90)	1,010	701
Total Net Periodic Benefit Expense	$(403)	$(561)	$(1,207)	$(1,034)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $1.6 million of the totals presented in the table above for both the three months ended September 30, 2021 and 2020, and $4.7 million and $5.4 million of the totals presented in the table above for the nine months ended September 30, 2021 and 2020, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 7.25%.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $(0.6) million and $(0.1) million of the totals presented in the table above for the three months ended September 30, 2021 and 2020, respectively, and $(1.6) million and $(1.5) million of the totals presented in the table above for the nine months ended September 30, 2021 and 2020, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 6.75%.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction programs.

No contributions were made to the pension plans by either SJI or SJG during the nine months ended September 30, 2021 or 2020. Future pension contributions by SJI cannot be determined at this time. Payments related to the unfunded SERP for SJG are expected to be approximately $3.7 million in 2021.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of September 30, 2021 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$61,300	(A)	$438,700	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	82,900	(B)	167,100	September 2026

ETG:
ETG Revolving Credit Facility	250,000	11,000	(C)	239,000	September 2026

Total	$1,000,000	$155,200		$844,800

(A) Includes letters of credit outstanding in the amount of $9.8 million, which is used to enable SJE to market retail electricity as well as for various construction and operating activities.

(B) Includes letters of credit outstanding in the amount of $1.9 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.

(C) Includes letters of credit outstanding in the amount of $1.0 million, which supports ETG's construction activity.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of September 30, 2021.

During the first quarter of 2021, SJI paid off its $150.0 million term loan agreement at maturity.

On September 1, 2021, SJI, SJG and ETG (collectively, the "Borrowers") entered into an unsecured, five-year master revolving credit facility (the "Credit Facility") with a syndicate of banks, which expires on September 1, 2026, unless earlier terminated or extended in accordance with its terms.

The Credit Facility provides for maximum borrowings in a total aggregate amount of $1.0 billion, including the issuance of swingline loans (in an amount not to exceed an aggregate of $100.0 million) and letters of credit (in an amount not to exceed an aggregate of $350.0 million, of which $50.0 million has been initially committed by various lenders), each at the applicable interest rates specified in the Credit Facility. The Borrowers each have access to a portion of the facility (a “Sublimit”) under which it can borrow, with the Sublimits of SJI, SJG and ETG initially being $500.0 million, $250.0 million and $250.0 million, respectively. The Sublimits may be changed from time to time at the request of the Borrowers, but with maximum and minimum Sublimits, which are subject to change upon certain events, including if the amount of available credit is increased. Borrowings under the Credit Facility are at market rates.

Subject to certain conditions set forth in the Credit Facility, the Borrowers may increase the amount of the borrowings available under the Credit Facility by up to a maximum aggregate amount of $250.0 million (for a total facility of up to $1.25 billion), although no lender is obligated to increase its commitment.

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant limiting the ratio of Indebtedness of each Borrower and its subsidiaries on a consolidated basis to Consolidated Total Capitalization of each Borrower of not more than 0.70 to 1.0 (as such terms are defined in the Credit Facility). SJI, SJG and ETG were all in compliance with these covenants as of September 30, 2021.

In connection with entry into the Credit Facility, the following revolving credit facilities were terminated effective September 1, 2021: (a) SJI's credit agreement, dated as of August 7, 2017, which provided for a revolving credit facility of up to $500.0 million; (b) SJG's credit agreement, dated as of August 14, 2017, which provided for a revolving credit facility of up to $200.0 million; and (c) ETG's credit agreement, dated as of June 29, 2018, which provided for a revolving credit facility of up to $200.0 million.

SJG has a commercial paper program under which it may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $250.0 million. The notes have fixed maturities which may vary by note, but cannot exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes. SJG's commercial paper program is backstopped by its Sublimit allocation of the SJI Credit Facility of $250.0 million. The principal amount of borrowings outstanding under the commercial paper program and the Sublimit allocation credit facility cannot exceed an aggregate of $250.0 million.

Although there can be no assurance, management believes that actions presently being taken to pay off or refinance the short-term debt and borrowings that are due within the next year will be successful, as the Company has been successful in refinancing debt in the past. No adjustments have been made to the financial statements to account for this uncertainty.

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	September 30, 2021	September 30, 2020
Weighted average interest rate on borrowings:
SJI (inclusive of SJG, ETG and SJIU)	0.69%	1.26%
SJG	0.18%	0.23%

Average borrowings and maximum amounts outstanding on these facilities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average borrowings outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$83,500	$359,600	$169,000	$516,800
SJG	$47,000	$154,400	$24,200	$149,000

Maximum amounts outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$159,800	$546,700	$452,900	$872,200
SJG	$87,300	$187,000	$87,300	$187,000

11.    COMMITMENTS AND CONTINGENCIES:

Except as described below, there have been no significant changes to the Company's commitments and contingencies since December 31, 2020, which are described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

GUARANTEES — As of September 30, 2021, SJI had issued $10.5 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

AFFILIATE LOANS - SJI has provided $44.0 million and $19.3 million in capital contribution loans to REV, which are recorded in Notes Receivable - Affiliates on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively (see Note 3). The amount of capital contribution loans may be amended upward from time to time at the sole discretion of SJI.

LONG-TERM DEBT - As discussed in Note 14, ETG issued three tranches of Series 2020A-2 Bonds, that are part of the November 2020 BPA, on June 15, 2021.

AMA - ETG has an AMA with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is in effect through March 31, 2022. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG.

COLLECTIVE BARGAINING AGREEMENTS — As of September 30, 2021, SJI and its subsidiaries employed 1,167 employees compared with 1,130 employees as of December 31, 2020. As of September 30, 2021, 289 of the total number of employees were represented by labor unions at SJG, and 163 were represented by a labor union at ETG. As of December 31, 2020, 303 of the total number of employees were represented by labor unions at SJG, and 167 were represented by a labor union at ETG. SJI has collective bargaining agreements with unions that represent these employees: IBEW Local 1293, IAM Local 76 and UWUA Local 424. SJG employees represented by the IBEW operate under a collective bargaining agreement that runs through February 2022. SJG's remaining unionized employees are represented by the IAM Local 76 and operate under a collective bargaining agreement that was finalized with the IAM Local 76 during the third quarter 2021 and now runs through August 2025. ETG employees represented by the UWUA operate under a collective bargaining agreement that runs through November 2022.

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

In August 2018, the State of New Jersey filed a civil enforcement action in the New Jersey Superior Court, Atlantic County, against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. Assessment of the nature and extent of the alleged damages requires substantial analysis from multiple experts. To date, discovery has not yet taken place and there is limited precedent on a number of the legal matters involved. As a result, SJG is currently evaluating the merits of the State of New Jersey’s allegations. All parties have agreed to and begun mediation efforts. SJG intends to vigorously defend itself in this matter, however, an adverse outcome in the litigation could have a material impact on SJI's and SJG's results of operations, financial condition and liquidity. SJG recorded a liability based on its best-estimate of the probable outcome of this matter as of September 30, 2021. This manufactured gas plant site has been fully remediated.

SJI has accrued approximately $13.6 million and $4.1 million related to all claims in the aggregate as of September 30, 2021 and December 31, 2020, respectively, of which SJG has accrued approximately $10.3 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	72.8	12.5
Expected future sales of natural gas (in MMdts)	116.8	0.4

Basis and Index related net purchase contracts (in MMdts)	82.6	1.3

The expected future purchases and sales of electricity are not material.

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of (loss)/income for SJI. These unrealized pre-tax (losses) were $(19.8) million and $(6.2) million for the three months ended September 30, 2021 and 2020, respectively, and $(35.1) million and $(7.8) million for the nine months ended September 30, 2021 and 2020, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains (losses) for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of September 30, 2021 and December 31, 2020, SJI had $68.2 million and $2.4 million, respectively, and SJG had $29.4 million and $1.1 million, respectively, of unrealized gains included in its BGSS related to energy-related commodity contracts.

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

As of September 30, 2021, SJG’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$141,690	$106,244	$41,439	$27,006
Derivatives - Energy Related - Non-Current	37,307	25,124	6,935	4,947
Interest rate contracts:
Derivatives - Other - Current	—	560	—	659
Derivatives - Other - Noncurrent	—	7,467	—	9,279
Total derivatives not designated as hedging instruments under GAAP	$178,997	$139,395	$48,374	$41,891

Total Derivatives	$178,997	$139,395	$48,374	$41,891

SJG:
Derivatives not designated as hedging instruments under GAAP	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$30,758	$2,834	$4,053	$2,868
Derivatives – Energy Related – Non-Current	1,458	—	87	190
Interest rate contracts:
Derivatives – Other - Current	—	560	—	659
Derivatives – Other - Noncurrent	—	7,467	—	9,279
Total derivatives not designated as hedging instruments under GAAP	$32,216	$10,861	$4,140	$12,996

Total Derivatives	$32,216	$10,861	$4,140	$12,996

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets. Information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2021
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$178,997	$—	$178,997	$(86,407)	(A)	$(45,782)	$46,808
Derivatives - Energy Related Liabilities	$(131,368)	$—	$(131,368)	$86,407	(B)	$—	$(44,961)
Derivatives - Other	$(8,027)	$—	$(8,027)	$—		$—	$(8,027)
SJG:
Derivatives - Energy Related Assets	$32,216	$—	$32,216	$(1,025)	(A)	$(13,661)	$17,530
Derivatives - Energy Related Liabilities	$(2,834)	$—	$(2,834)	$1,025	(B)	$—	$(1,809)
Derivatives - Other	$(8,027)	$—	$(8,027)	$—		$—	$(8,027)

As of December 31, 2020
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,374	$—	$48,374	$(24,027)	(A)	$—	$24,347
Derivatives - Energy Related Liabilities	$(31,953)	$—	$(31,953)	$24,027	(B)	$2,176	$(5,750)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)
SJG:
Derivatives - Energy Related Assets	$4,140	$—	$4,140	$(716)	(A)	$—	$3,424
Derivatives - Energy Related Liabilities	$(3,058)	$—	$(3,058)	$716	(B)	$2,176	$(166)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)

(A) The balances at September 30, 2021 and December 31, 2020 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2021 and December 31, 2020 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of (loss)/income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Previously in Cash Flow Hedging Relationships under GAAP	2021	2020	2021	2020
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(35)	$(35)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(35)	$(35)

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2021	2020	2021	2020
SJI (no balances for SJG; includes all other consolidated subsidiaries):
Losses on energy-related commodity contracts (a)	$(19,815)	$(6,246)	$(35,089)	$(7,807)
Gains (Losses) on interest rate contracts (b)	—	342	—	(4,040)

Total	$(19,815)	$(5,904)	$(35,089)	$(11,847)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2021 is not material. The amount SJI would have been required to pay to settle the instruments immediately or post collateral to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2021 after offsetting asset positions with the same counterparties under master netting arrangements, is also not material.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2021	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	178,997	112,683	55,409	10,905
	$179,029	$112,715	$55,409	$10,905
SJG:
Assets
Derivatives – Energy Related Assets (B)	$32,216	$21,020	$3,938	$7,258
	$32,216	$21,020	$3,938	$7,258
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$131,368	$39,306	$71,031	$21,031
Derivatives – Other (C)	8,027	—	8,027	—
	$139,395	$39,306	$79,058	$21,031
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,834	$1,025	$1,668	$141
Derivatives – Other (C)	8,027	—	8,027	—
	$10,861	$1,025	$9,695	$141

As of December 31, 2020	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	48,374	11,447	23,527	13,400
	$48,406	$11,479	$23,527	$13,400
SJG:
Assets
Derivatives – Energy Related Assets (B)	$4,140	$715	$32	$3,393
	$4,140	$715	$32	$3,393

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,953	$8,605	$20,954	$2,394
Derivatives – Other (C)	9,938	—	9,938	—
	$41,891	$8,605	$30,892	$2,394
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$3,058	$2,891	$159	$8
Derivatives – Other (C)	9,938	—	9,938	—
	$12,996	$2,891	$10,097	$8

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at September 30, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$10,729	$20,745	Discounted Cash Flow	Forward price (per dt)	$1.85 - $12.31 [$5.12]	(A)
Forward Contract - Electric	$176	$286	Discounted Cash Flow	Fixed electric load profile (on-peak)	45.16% - 100.00% [93.20%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 54.84% [6.80%]	(B)

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$12,824	$1,764	Discounted Cash Flow	Forward price (per dt)	$1.44 - $6.77 [$2.67]	(A)
Forward Contract - Electric	$576	$630	Discounted Cash Flow	Fixed electric load profile (on-peak)	40.34% - 100.00% [65.69%]	(B)
				Fixed electric load profile (off-peak)	0.00% - 59.66% [34.31%]	(B)

SJG:

Type	Fair Value at September 30, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$7,258	$141	Discounted Cash Flow	Forward price (per dt)	$4.51 - $9.97 [$7.49]	(A)

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$3,393	$8	Discounted Cash Flow	Forward price (per dt)	$2.48 - $3.63 [$3.16]	(A)

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$4,956	$11,006
Other Changes in Fair Value from Continuing and New Contracts, Net	(13,860)	(12,547)
Settlements	(1,222)	(8,585)

Balance at end of period	$(10,126)	$(10,126)

SJG:
Balance at beginning of period	$4,721	$3,385
Other Changes in Fair Value from Continuing and New Contracts, Net	2,396	7,117
Settlements	—	(3,385)

Balance at end of period	$7,117	$7,117

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$12,251	$17,574
Other Changes in Fair Value from Continuing and New Contracts, Net	(3,198)	3,819
Settlements	(2,644)	(14,984)

Balance at end of period	$6,409	$6,409

SJG:
Balance at beginning of period	$4,365	$5,035
Other Changes in Fair Value from Continuing and New Contracts, Net	(61)	4,304
Settlements	—	(5,035)

Balance at end of period	$4,304	$4,304

14.    LONG-TERM DEBT:

SJI and SJG had the following long-term debt-related activity during the nine months ended September 30, 2021:

As discussed in Note 4, in March 2021, SJI completed a public offering of Equity Units for gross proceeds of $300.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $291.0 million. On April 1, 2021, additional proceeds were received as the underwriters exercised their option to purchase additional Equity Units. Gross proceeds were approximately $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $34.0 million. As of September 30, 2021, these Equity Units were not converted into equity; as such, the net proceeds, after amortization of the underwriting discounts and commissions, are recorded as Long-Term Debt on the condensed consolidated balance sheets.

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

In September 2021, SJG paid $10.0 million of 3.00% MTNs due annually beginning September 2020.

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

	Three Months Ended September 30, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$33,075	$18,993	$—	$488	$—	$—	$52,556
Commercial & Industrial	27,538	18,269	406,985	2,846	7,352	(1,333)	461,657
OSS & Capacity Release	2,504	—	—	—	—	—	2,504
Other	668	376	—	1,502	—	(180)	2,366
	$63,785	$37,638	$406,985	$4,836	$7,352	$(1,513)	$519,083
Product/Service Line:
Gas	$63,785	$37,638	$406,985	$—	$—	$(1,294)	$507,114
Electric	—	—	—	2,846	—	(39)	2,807
Solar	—	—	—	—	1,961	—	1,961
Landfills	—	—	—	—	328	—	328
Fuel Cells	—	—	—	—	5,063	—	5,063
Other	—	—	—	1,990	—	(180)	1,810
	$63,785	$37,638	$406,985	$4,836	$7,352	$(1,513)	$519,083

	Nine Months Ended September 30, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$250,697	$156,254		$1,482	$—	$—	$408,433
Commercial & Industrial	119,565	89,464	1,032,181	6,409	17,980	(8,955)	1,256,644
OSS & Capacity Release	7,053	—	—	—	—	—	7,053
Other	2,086	748	—	3,469	—	(385)	5,918
	$379,401	$246,466	$1,032,181	$11,360	$17,980	$(9,340)	$1,678,048
Product/Service Line:
Gas	$379,401	$246,466	$1,032,181	$—	$—	$(8,790)	$1,649,258
Electric	—	—	—	6,409	—	(165)	6,244
Solar	—	—	—	—	4,776	—	4,776
CHP	—	—	—	—	—	—	—
Landfills	—	—	—	—	1,037	—	1,037
Fuel Cells	—	—	—	—	12,167	—	12,167
Other	—	—	—	4,951	—	(385)	4,566
	$379,401	$246,466	$1,032,181	$11,360	$17,980	$(9,340)	$1,678,048

	Three Months Ended September 30, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$40,900	$20,974	$77	$—	$491	$—	$—	$62,442
Commercial & Industrial	24,625	16,998	185	197,580	5,466	6,317	(919)	250,252
OSS & Capacity Release	1,859	—	—	—		—	—	1,859
Other	381	191	23	—	—	—	—	595
	$67,765	$38,163	$285	$197,580	$5,957	$6,317	$(919)	$315,148
Product/Service Line:
Gas	$67,765	$38,163	$285	$197,580	$—	$—	$(595)	$303,198
Electric	—	—	—	—	4,814	—	(324)	4,490
Solar	—	—	—	—	—	5,429	—	5,429
CHP	—	—	—	—	—	—	—	—
Landfills	—	—	—	—	—	888	—	888
Other	—	—	—	—	1,143	—	—	1,143
	$67,765	$38,163	$285	$197,580	$5,957	$6,317	$(919)	$315,148

	Nine Months Ended September 30, 2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$244,114	$153,496	$2,179	$—	$1,485	$—	$—	$401,274
Commercial & Industrial	100,689	74,752	2,544	456,427	18,838	15,459	(4,238)	664,471
OSS & Capacity Release	5,931	—	—	—	—	—	—	5,931
Other	1,393	4,162	203	—	—	—	—	5,758
	$352,127	$232,410	$4,926	$456,427	$20,323	$15,459	$(4,238)	$1,077,434
Product/ Service Line:
Gas	$352,127	$232,410	$4,926	$456,427	$—	$—	$(2,252)	$1,043,638
Electric	—	—	—	—	17,462	—	(1,986)	15,476
Solar	—	—	—	—	—	8,725	—	8,725
CHP	—	—	—	—	—	3,502	—	3,502
Landfills	—	—	—	—	—	3,232	—	3,232
Other	—	—	—	—	2,861	—	—	2,861
	$352,127	$232,410	$4,926	$456,427	$20,323	$15,459	$(4,238)	$1,077,434

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

The Utilities' rate mechanisms that qualify as alternative revenue programs are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020. These mechanisms are subject to compliance filings on at least an annual basis, and the tariff rate adjustments are designed to occur over this compliance period. These rate mechanisms satisfy the criteria in ASC 980-605-25-4, as (a) each mechanism is established by order of the BPU for SJG and ETG; (b) the amounts recoverable under each program are determined by tracking and are probable of recovery; and (c) the adjustments to tariff rates are designed to recover from or refund to customers within a 24 month period. For each individual rate reconciling mechanism, operating revenues are recognized when allowable costs are greater than the amounts billed in the current period and are reduced when allowable costs are less than amounts billed in the current period. Total revenues arising from alternative revenue programs at SJI were $0.4 million and $(6.4) million for the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $26.6 million for the nine months ended September 30, 2021 and 2020, respectively. Total revenues arising from alternative revenue programs at SJG were $1.0 million and $(5.8) million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $19.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table provides information about SJI's and SJG's receivables (excluding SJG receivables from related parties) and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (A)	Unbilled Revenue (B)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2021	$278,723	$85,423
Ending balance as of September 30, 2021	272,286	26,783
Increase (Decrease)	$(6,437)	$(58,640)

Beginning balance as of January 1, 2020	$253,661	$84,821
Ending balance as of September 30, 2020	167,534	22,712
Increase (Decrease)	$(86,127)	$(62,109)

SJG:
Beginning balance as of January 1, 2021	$88,657	$46,837
Ending balance as of September 30, 2021	83,031	8,288
Increase (Decrease)	$(5,626)	$(38,549)

Beginning balance as of January 1, 2020	$84,940	$45,016
Ending balance as of September 30, 2020	62,447	9,985
Increase (Decrease)	$(22,493)	$(35,031)

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

The total cost of the fuel cell project is $60.1 million, of which the partners have paid $16.6 million as of September 30, 2021. Of this total, Marina invested $15.3 million as of September 30, 2021. To account for the third party partner's interest in Bronx Midco, Marina recorded $1.3 million of non-controlling interest in stockholders' equity on the condensed consolidated balance sheets as of September 30, 2021. The major depreciable assets of the Bronx Midco Fuel Cell Project are the fuel cell modules, which will be depreciated over their estimated useful lives of 35 years once placed in service. The lease cost associated with the land lease is being recognized on a straight-line basis over the lease term of 35 years.

As this project is not yet placed into service, no revenues have been recorded, and expenses incurred in the Company's condensed consolidated statements of (loss)/income for the three and nine months ended September 30, 2021, are not material. While this project is eligible for ITC, no ITC has been recorded for the three and nine months ended September 30, 2021 as the project is still in the early stages of construction.

Notes 1 and 20 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 describe the asset acquisitions and business combinations that occurred in 2020, which include Catamaran/Annadale, EnerConnex, solar projects and RNG dairy farm development rights. The purchase price allocation for EnerConnex was finalized during the nine months ended September 30, 2021, with no changes to the assets acquired and liabilities assumed as reported on the condensed consolidated balance sheet as of December 31, 2020.

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

The Company determined that, as of September 30, 2021, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. The qualitative factors analyzed as described above also included macroeconomic conditions related to the COVID-19 pandemic. There were no impairments recorded for the three and nine months ended September 30, 2021 and 2020. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

As of both September 30, 2021 and December 31, 2020, SJI had $707.0 million of goodwill, including $700.2 million in the ETG Utility Operations segment and $6.8 million included in the Retail Services segment.

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

SJI's identifiable intangible assets were as follows (in thousands):

	As of September 30, 2021
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$8,818	$(652)	$8,166
AMA	$19,200	$(16,640)	$2,560
Annadale Intangible Assets	$4,220	$(215)	$4,005
Total	$32,238	$(17,507)	$14,731

	As of December 31, 2020
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$6,900	$(338)	$6,562
AMA	$19,200	$(12,800)	$6,400
Annadale Intangible Assets	$4,318	$(22)	$4,296
Total	$30,418	$(13,160)	$17,258

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the condensed consolidated balance sheets.

Total SJI amortization expense related to identifiable intangible assets was $1.5 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $4.4 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively. No impairment charges were recorded on identifiable intangible assets during the three and nine months ended September 30, 2021 or 2020.

As of September 30, 2021, SJI's estimated amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	SJI
2021 (remaining three months)	$1,493
2022	$2,136
2023	$856
2024	$856
2025	$856

18.    SUBSEQUENT EVENTS:

Events occurring subsequent to September 30, 2021 have been evaluated through the date the financial statements were available to be issued. Management has concluded that there are no events requiring adjustment to, or disclosure in, the financial statements for SJI or SJG.

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
All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, are forward-looking. This Quarterly Report uses words such as "anticipate," "believe," "expect," "estimate," "forecast," "goal," "intend," "objective," "plan," "project," "seek," "strategy," "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were prepared and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic conditions on an international, national, state and local level; weather conditions in SJI’s marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in SJI’s distribution system; cybersecurity incidents and related disruptions; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; changes in business strategies; and public health crises and epidemics or pandemics, such as the novel coronavirus (COVID-19).
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

COVID-19 - Except as noted below, the impact of COVID-19 on the financial results of the Company has not been material for the three and nine months ended September 30, 2021 and 2020, respectively. For additional information related to COVID-19 and its impacts, see the "COVID-19" section of Item 7 "Management Discussion & Analysis of Financial Condition and Results of Operations" of SJI's Annual Report on Form 10-K for the year ended December 31, 2020.

All accounts receivables are carried at the amount owed by customers. The provision for uncollectible accounts is established based on expected credit losses. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. On September 14, 2021, the BPU extended this period to December 31, 2022. The Company is required to file quarterly reports with the BPU, along with a petition for recovery of such incremental costs with the BPU by December 31, 2022 or within 60 days of the close of the tracking period, whichever is later. As of September 30, 2021 and December 31, 2020, ETG deferred $12.3 million and $5.8 million, respectively, and SJG deferred $7.6 million and $4.7 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery (see Note 8 to the condensed consolidated financial statements). The Utilities have continued the suspension of disconnects for nonpayment by our customers, based on an executive order issued by the Governor of New Jersey, in which water, gas and electricity providers are barred from cutting services to New Jersey residents. On June 14, 2021, the Governor ended the shutoff moratorium effective July 1, 2021, but established a grace period that runs through the end of 2021; during the grace period, disconnections for residential customers for nonpayment are prohibited.

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

As discussed in Note 17 to the condensed consolidated financial statements, SJI monitors all relevant events and circumstances during the year to determine if an interim impairment test is required. Such events and circumstances include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, company specific operating results and other relevant entity-specific events affecting individual reporting units. The Company determined that, as of September 30, 2021, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value of goodwill, requiring impairment charges in the future.

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

See discussion in Note 3 to the condensed consolidated financial statements, along with Note 3 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 related to our investment in PennEast. Despite the favorable outcome from the Supreme Court, PennEast continued to experience regulatory and legal challenges resulting in continued delays preventing the commencement of construction and commercial operation of the project. As a result, the Company evaluated its investment in PennEast for an other-than-temporary impairment as of June 30, 2021. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and the likelihoods of success of such options, potential regulatory and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. The Company estimated the fair value of its investment in PennEast using probability weighted scenarios assigned to discounted future cash flows.

Based upon this analysis, the Company recognized an other-than-temporary impairment charge of $87.4 million, which is recorded in Equity in (Losses) Earnings from Affiliates in the condensed consolidated statements of (loss)/income for the nine months ended September 30, 2021. After taking this charge, the Company’s investment in PennEast totaled $8.0 million as of September 30, 2021 as compared to $91.3 million as of December 31, 2020.

In September 2021, the PennEast partners, following extensive evaluation and discussion, determined that further development of the project is no longer supported, and thus all further development of the project has ceased. Given that construction of the pipeline will not continue, the Company re-evaluated its investment for an additional other-than temporary impairment as of September 30, 2021. It was determined that no additional impairment was needed as the current value of the investment noted above represents the best estimate of the salvage value of the remaining assets of the project. It is possible that future developments could impact the fair value and could result in the recognition of additional impairment charges.

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
◦The activities of ACLE, BCLE, SCLE and SXLE, which have all ceased operations (see Note 1).
◦MTF and ACB, which were sold in the first quarter of 2020.
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in (Loss)/Earnings of Affiliated Companies on the condensed consolidated statements of (loss)/income.
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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:
SJI's net income for the three months ended September 30, 2021 decreased $15.6 million to a net loss of $26.0 million compared with the same period in 2020. SJI's income from continuing operations for the three months ended September 30, 2021 decreased $15.5 million to a loss of $25.8 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from wholesale energy operations at SJRG for the three months ended September 30, 2021 decreased $13.2 million to a loss of $10.8 million compared with the same period in 2020, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, along with lower margins on daily energy trading activities.

•The income contribution from the renewables operating segment for the three months ended September 30, 2021 decreased $10.8 million to $2.9 million compared with the same period in 2020, primarily due to less ITC recorded compared to the prior year (see Note 1 to the condensed consolidated financial statements), partially offset with the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020.

•The income contribution from Midstream for the three months ended September 30, 2021 decreased $1.4 million to a loss of $0.3 million compared with the same period in 2020, primarily due to the development of the PennEast project no longer being supported (see Note 3 to the condensed consolidated financial statements).

•The income contribution from the gas utility operations at ETG for the three months ended September 30, 2021 increased $7.0 million to a loss of $1.7 million compared with the same period in 2020, primarily due to a gain recorded from a UTUA settlement agreement with the New Jersey Division of Taxation (see Note 1 to the condensed consolidated financial statements), partially offset with higher operations and depreciation expenses.

•The income contribution from the gas utility operations at SJG for the three months ended September 30, 2021 increased $1.8 million to a loss of $7.7 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. Also contributing was the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These increases were partially offset by higher depreciation expenses.

•The income contribution from the decarbonization segment increased $0.5 million to $0.5 million due to the Company's 35% equity interest in REV, which was acquired in December 2020.

SJI's net income for the nine months ended September 30, 2021 decreased $82.0 million to net income of $6.0 million compared with the same period in 2020. SJI's income from continuing operations for the nine months ended September 30, 2021 decreased $81.9 million to income of $6.3 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from Midstream for the nine months ended September 30, 2021 decreased $88.7 million to a loss of $85.4 million compared with the same period in 2020, primarily due to an other-than-temporary impairment charge on the Company's equity method investment in PennEast recorded during the second quarter of 2021 and the development of the PennEast project no longer being supported (see Note 3 to the condensed consolidated financial statements).

•The income contribution from wholesale energy operations at SJRG for the nine months ended September 30, 2021 decreased $15.1 million to a loss of $2.7 million compared with the same period in 2020, primarily due to the change in unrealized gains and losses on forward financial contracts due to price volatility. This was partially offset by higher margins from colder weather experienced in the first and second quarters of 2021.

•The income contribution from the renewables operating segment for the nine months ended September 30, 2021 decreased $6.5 million to $3.7 million compared with the same period in 2020, primarily due to less ITC recorded compared to the prior year (see Note 1 to the condensed consolidated financial statements), partially offset with the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020.

•The income contribution from the gas utility operations at SJG for the nine months ended September 30, 2021 increased $17.6 million to $82.2 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. This was partially offset by the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below, along with higher depreciation expenses.

•The income contribution from gas utility operations at ETG for the nine months ended September 30, 2021 increased $6.0 million to $33.3 million compared with the same period in 2020, primarily due to a gain recorded from a UTUA settlement agreement with the New Jersey Division of Taxation (see Note 1 to the condensed consolidated financial statements) and customer growth, partially offset with higher operations and depreciation expenses.

•SJI incurred $3.2 million in costs related to its interest rate swaps during the nine months ended September 30, 2020 that did not recur in 2021 after the swaps were terminated during the fourth quarter of 2020.

•The income contribution from the decarbonization segment increased $0.9 million to $0.9 million due to the Company's 35% equity interest in REV, which was acquired in December 2020.

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

We define Economic Earnings as: Income from Continuing Operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; (ii) less income and plus losses attributable to noncontrolling interest; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, items excluded from Economic Earnings for the three and nine months ended September 30, 2021 and 2020, are described in (A)-(E) in the table below.

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

Economic Earnings for the three months ended September 30, 2021 decreased $12.8 million to a loss of $18.8 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the renewables operating segment for the three months ended September 30, 2021 decreased $10.4 million to $3.4 million compared with the same period in 2020, primarily due to less ITC recorded compared to the prior year (see Note 1 to the condensed consolidated financial statements), partially offset with the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020.

•The Economic Earnings contribution from wholesale energy operations at SJRG for the three months ended September 30, 2021 decreased $3.4 million to $3.6 million compared with the same period in 2020, primarily due to lower margins on daily energy trading activities.

•The Economic Earnings contribution from Midstream for the three months ended September 30, 2021 decreased $1.4 million to a loss of $0.3 million compared with the same period in 2020, primarily due to the development of the PennEast project no longer being supported (see Note 3 to the condensed consolidated financial statements).

•The Economic Earnings contribution from gas utility operations at ETG for the three months ended September 30, 2021 decreased $0.9 million to a loss of $9.5 million compared with the same period in 2020, primarily due to higher operations and depreciation expenses.

•The Economic Earnings contribution from gas utility operations at SJG for the three months ended September 30, 2021 increased $1.8 million to a loss of $7.7 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. Also contributing was the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These increases were partially offset by higher depreciation expenses.

•The Economic Earnings contribution from the decarbonization segment increased $0.5 million to $0.5 million due to the Company's 35% equity interest in REV, which was acquired in December 2020.

Economic Earnings for the nine months ended September 30, 2021 increased $12.1 million to $112.1 million compared with the same period in 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from gas utility operations at SJG for the nine months ended September 30, 2021 increased $16.4 million to $82.2 million compared with the same period in 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. This was partially offset by the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below, along with higher depreciation expenses.

•The Economic Earnings contribution from wholesale energy operations at SJRG for the nine months ended September 30, 2021 for the nine months ended September 30, 2021 increased $5.0 million to $23.0 million compared with the same period in 2020, primarily due to higher margins from colder weather experienced in the first and second quarters of 2021.

•The Economic Earnings contribution from the decarbonization segment increased $0.9 million to $0.9 million due to the Company's 35% equity interest in REV, which was acquired in December 2020.

•The Economic Earnings contribution from the renewables operating segment for the nine months ended September 30, 2021 decreased $6.9 million to $4.0 million compared with the same period in 2020, primarily due to less ITC recorded compared to the prior year (see Note 1 to the condensed consolidated financial statements), partially offset with the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020.

•The Economic Earnings contribution from gas utility operations at ETG for the nine months ended September 30, 2021 decreased $1.9 million to $25.4 million compared with the same period in 2020, primarily due to higher operations and depreciation expenses, partially offset by customer growth.

•The Economic Earnings contribution from Midstream for the nine months ended September 30, 2021 decreased $1.3 million to $1.9 million compared with the same period in 2020, primarily due to the development of the PennEast project no longer being supported (see Note 3 to the condensed consolidated financial statements).

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) Income from Continuing Operations	$(25,830)	$(10,344)	$6,308	$88,178
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	19,815	5,904	35,089	11,847
Income Attributable to Noncontrolling Interest	(238)	—	(540)	—
Impairment of Equity Method Investment (A)	—	—	87,370	—
Acquisition/Sale Net Costs (B)	924	(77)	1,602	1,241
Other Costs (C)	(10,960)	77	(10,960)	977
Income Taxes (D)	(2,519)	(1,564)	(20,971)	(3,484)
Additional Tax Adjustments (E)	—	—	14,176	1,214
Economic Earnings	$(18,808)	$(6,004)	$112,074	$99,973

(Loss) Earnings per Share from Continuing Operations	$(0.23)	$(0.10)	$0.06	$0.92
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	0.17	0.06	0.32	0.12
Income Attributable to Noncontrolling Interest	—	—	(0.01)	—
Impairment of Equity Method Investment (A)	—	—	0.80	—
Acquisition/Sale Net Costs (B)	0.01	—	0.01	0.01
Other Costs (C)	(0.10)	—	(0.10)	0.01
Income Taxes (D)	(0.02)	(0.02)	(0.19)	(0.03)
Additional Tax Adjustments (E)	—	—	0.13	0.01
Economic Earnings per Share	$(0.17)	$(0.06)	$1.02	$1.04

The following table presents a reconciliation of SJG's income from continuing operations to Economic Earnings for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) Income from Continuing Operations	$(7,700)	$(9,543)	$82,231	$64,657
Plus:
Additional Tax Adjustments (E)	—	—	—	1,214
Economic Earnings	$(7,700)	$(9,543)	$82,231	$65,871

The reconciliation of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of (loss)/income (see Note 12 to the condensed consolidated financial statements), and the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Losses on Energy Related Commodity Contracts	$(19,815)	$(6,246)	$(35,089)	$(7,807)
Gains (Losses) on Interest Rate Contracts	—	342	—	(4,040)
Total unrealized mark-to-market losses on derivatives	(19,815)	(5,904)	(35,089)	(11,847)
Income Attributable to Noncontrolling Interest	238	—	540	—
Impairment of Equity Method Investment (A)	—	—	(87,370)	—
Acquisition/Sale Net Costs (B)	(924)	77	(1,602)	(1,241)
Other Costs (C)	10,960	(77)	10,960	(977)
Income Taxes (D)	2,519	1,564	20,971	3,484
Additional Tax Adjustments (E)	—	—	(14,176)	(1,214)
Total reconciling items between losses from continuing operations and economic earnings	$(7,022)	$(4,340)	$(105,766)	$(11,795)

(A) Represents an other-than-temporary impairment charge on the Company’s equity method investment in PennEast. See Note 3 to the condensed consolidated financial statements.

(B) Represents costs incurred in 2021 to finalize the transactions related to acquiring Bronx Midco and solar projects and costs incurred to cease operations at ACLE, along with the final working capital payment on the sale of ELK, which was finalized during the first quarter of 2021. Also represents items recognized during 2020 such as costs incurred to prepare to exit the TSA, costs incurred to acquire EnerConnex and Annadale, and gains/losses recognized and costs incurred on the sale of solar assets as well as MTF/ACB.

(C) For 2021, includes a gain recognized by ETG from a UTUA settlement agreement (see Note 1 to the condensed consolidated financial statements). For 2020, represents severance and other employee separation costs.

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

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Utility Operating Revenues:
Firm Sales -
Residential	$32,750	$35,711	$243,945	$252,114
Commercial	10,753	9,308	56,904	52,830
Industrial	231	218	2,411	1,797
Cogeneration & Electric Generation	2,126	1,186	3,444	2,226
Firm Transportation -
Residential	1,002	1,045	7,410	6,986
Commercial	5,945	5,115	30,962	26,492
Industrial	7,758	6,310	22,222	18,574
Cogeneration & Electric Generation	1,060	862	3,849	3,377

Total Firm Revenues	61,625	59,755	371,147	364,396

Interruptible Sales	40	1	185	16
Interruptible Transportation	370	207	1,153	823
Off-System Sales	7,169	5,214	37,189	24,748
Capacity Release	496	839	2,150	3,529
Other	258	174	748	554
	69,958	66,190	412,572	394,066
Less: Intercompany Sales	(907)	(595)	(7,662)	(2,252)
Total Utility Operating Revenues	69,051	65,595	404,910	391,814
Less:
Cost of Sales - Utility	16,630	20,575	109,878	126,655
Less: Intercompany Cost of Sales	(907)	(595)	(7,662)	(2,252)
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	15,723	19,980	102,216	124,403
Less: Depreciation & Amortization (A)	30,083	25,600	89,279	75,710
Total GAAP Gross Margin	23,245	20,015	213,415	191,701
Add: Depreciation & Amortization (A)	30,083	25,600	89,279	75,710
Less: Conservation Recoveries (B)	1,587	978	7,803	7,853
Less: RAC Recoveries (B)	6,965	6,233	20,893	18,699
Less: EET Recoveries (B)	1,190	1,896	3,528	4,260
Less: Revenue Taxes	279	182	1,045	918
Utility Margin (C)	$43,307	$36,326	$269,425	$235,681

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Utility Margin:
Residential	$23,630	$25,109	$181,330	$144,977
Commercial and Industrial	15,111	13,695	76,233	60,771
Cogeneration and Electric Generation	1,136	1,120	3,558	3,471
Interruptible	15	8	94	41
Off-System Sales & Capacity Release	237	222	1,170	1,178
Other Revenues	523	457	1,502	1,118
Margin Before Weather Normalization & Decoupling	40,652	40,611	263,887	211,556
CIP Mechanism	1,011	(5,770)	885	19,593
EET Mechanism	1,644	1,485	4,653	4,532
Utility Margin (C)	$43,307	$36,326	$269,425	$235,681

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

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $3.8 million, or 5.7%, for the three months ended September 30, 2021 compared with the same period in 2020. Excluding intercompany transactions, revenues increased $3.5 million, or 5.3%, for the nine months ended September 30, 2021 compared with the same period in 2020. The significant drivers for the overall change were as follows:

•Total firm revenue increased $1.9 million for the three months ended September 30, 2021 compared with the same period in 2020, primarily due to higher base rates effective October 1, 2020, along with customer growth, partially offset with decreased revenue related to SJG's BGSS. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

•OSS increased $2.0 million for the three months ended September 30, 2021 compared with the same period in 2020, primarily due to higher commodity costs. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 93% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Revenues from the gas utility operations at SJG increased $18.5 million, or 4.7%, for the nine months ended September 30, 2021 compared with the same period in 2020. Excluding intercompany transactions, revenues increased $13.1 million, or 3.3%, for the nine months ended September 30, 2021 compared with the same period in 2020. The significant drivers for the overall change were as follows:

•OSS increased $12.4 million for the nine months ended September 30, 2021 compared with the same period in 2020, primarily due to higher commodity costs, along with colder weather during the first quarter of 2021. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG as discussed above.

•Firm revenue increased $6.8 million for the nine months ended September 30, 2021 compared with the same period in 2020 primarily due to higher base rates along with customer growth in 2021 compared to 2020. Partially offsetting this increase was the decreased revenue related to BGSS. SJG does not profit from the sale of the commodity as discussed above.

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

Total Utility Margin increased $7.0 million, or 19.2%, and increased $33.7 million, or 14.3%, for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020. The increases are primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. The change in revenues from SJG's BGSS clause had no impact to SJG's Utility Margin as discussed under "Operating Revenues - SJG Utility Operations" above. Also contributing to the three and nine month changes in SJG's Utility Margin is the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, changes year over year to the CIP mechanism are primarily due to variation in customer usage compared to the same period in 2020.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$18,060	$20,388	$155,593	$157,263
Commercial & Industrial	9,408	8,233	54,498	44,606
Firm & Interruptible Transportation -
Residential	225	238	1,588	1,510
Commercial & Industrial	9,006	8,453	35,698	31,962
Other	373	191	721	4,162
Total Firm & Interruptible Revenues	37,072	37,503	248,098	239,503

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	8,406	9,142	81,711	83,186
Less: Depreciation & Amortization (A)	14,557	10,187	53,369	29,368
Total GAAP Gross Margin	14,109	18,174	113,018	126,949
Add: Depreciation & Amortization (A)	14,557	10,187	53,369	29,368
Less: Regulatory Rider Expenses (B)	2,280	2,012	16,872	11,060
Utility Margin (C)	$26,386	$26,349	$149,515	$145,257

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Utility Margin:
Residential	$13,634	$14,281	$101,168	$93,849
Commercial & Industrial	14,623	13,870	64,396	57,419
Regulatory Rider Expenses (B)	(1,871)	(1,802)	(16,049)	(6,011)
Utility Margin (C)	$26,386	$26,349	$149,515	$145,257

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

The change in Revenues and Utility Margin from the gas utility operations at ETG for the three months ended September 30, 2021 compared with the same period in 2020 was not significant. Revenues from the gas utility operations at ETG increased $8.6 million, or 3.6%, and Utility Margin from the gas utility operations at ETG increased $4.3 million, or 2.9% for the nine months ended September 30, 2021 compared with the same period in 2020. These increases in revenues and Utility Margin are primarily due to customer growth and colder weather during the first quarter of 2021.

Nonutility:

Operating Revenues - Energy Management

Combined revenues for Energy Management, net of intercompany transactions, increased $100.2 million, or 65.9%, to $252.2 million and increased $275.6 million, or 68.0%, to $680.9 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $103.6 million to $246.9 million and increased $294.6 million to $667.7 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020 primarily due to revenues earned on gas supply contracts and increases in the average monthly NYMEX settle price. Also contributing to the nine month comparative period increase was colder weather experienced in the first quarter of 2021. Partially offsetting these comparative period increases was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded from Economic Earnings and represented a total decrease of $13.5 million and $27.4 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020.

As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated statement of (loss)/income.

•Revenues from retail services, net of intercompany transactions, decreased $3.5 million to $5.2 million and decreased $19.0 million to $13.0 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020 primarily due to lower overall sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. This was partially offset with revenues earned at EnerConnex, which became a wholly-owned subsidiary in the second half of 2020.

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

Operating Revenues - Energy Production
Combined revenues for Energy Production, net of intercompany transactions, increased $1.2 million, or 18.9%, to $7.3 million and increased $3.6 million, or 25.3%, to $17.8 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to revenues earned on the Annadale fuel cell facility. Partially offsetting the nine month comparative period increase was lack of revenues from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

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

Gross Margin - Energy Management

Combined gross margins for Energy Management decreased $16.5 million to a loss of $11.1 million and decreased $20.4 million to $6.0 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG decreased $17.9 million to a loss of $13.2 million, and decreased $22.1 million to $1.5 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total decrease of $13.5 million and $27.4 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020. Also contributing to these comparative period decreases were lower margins on daily energy trading activities during the third quarter of 2021. Partially offsetting the nine month comparative period decrease were higher margins in the first quarter of 2021 due to colder weather.

The wholesale energy operations at SJRG are expected to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•Gross margin from retail services increased $1.3 million to $2.0 million, and increased $1.7 million to $4.3 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to margin earned on EnerConnex, which was acquired in the second half of 2020.

Gross Margin - Energy Production
Combined gross margins for Energy Production increased $0.4 million to $6.4 million and increased $1.6 million to $15.5 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to margins earned on the Annadale fuel cell facility in the three and nine months ended September 30, 2021. Partially offsetting the nine month comparative period increase was lack of margin from MTF and ACB subsequent to the sale that was completed February 18, 2020 (see Note 1 to the condensed consolidated financial statements).

Operating Expenses - All Segments:

A summary of net changes in Operations and Maintenance expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2021 vs. 2020	Nine Months Ended September 30, 2021 vs. 2020
SJI Utilities:
SJG Utility Operations	$760	$1,532
ETG Utility Operations	1,212	7,157
ELK Utility Operations	(422)	(1,393)
Subtotal SJI Utilities	1,550	7,296
Nonutility:
Energy Management:
Wholesale Energy Operations	394	(384)
Retail Services	(1,072)	(1,299)
Subtotal Energy Management	(678)	(1,683)
Energy Production:
Renewables	(107)	(6,513)
Decarbonization	64	72
Subtotal Energy Production	(43)	(6,441)
Midstream	(18)	(193)
Corporate & Services and Intercompany Eliminations	(2,920)	(2,108)
Total Operations and Maintenance Expense	$(2,109)	$(3,129)

Operations & Maintenance

ETG utility operations and maintenance expense increased $1.2 million and $7.2 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to the operation of ETG's RAC, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting increase in revenue during the three and nine months ended September 30, 2021 compared with the same periods in the prior year.

Operations and Maintenance expense for Energy Production decreased $6.4 million for the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to the sale of MTF and ACB in February 2020 along with the shutdown of the BCLE, SCLE, and SXLE landfill facilities during June 2020.

Operations and Maintenance expense for the Corporate & Services segment, after intercompany eliminations, decreased $2.9 million and $2.1 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to expenses incurred in 2020 related to the acquisitions of Catamaran, Annadale, and EnerConnex that did not recur in 2021.

The change in operations and maintenance expense for all other segments, including SJG utility operations, for the three and nine months ended September 30, 2021 compared with the same periods in 2020 was not significant.

Depreciation - Depreciation increased $5.1 million and $16.0 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG, along with an increase in renewables segment depreciation related to assets at the Annadale fuel cell facility and rooftop solar generation sites.

Energy and Other Taxes - Energy and Other Taxes decreased $10.8 million and $10.5 million for the three and nine months ended September 30, 2021 compared with the same periods in 2020, primarily due to a gain of $11.0 million recognized by ETG from a UTUA settlement agreement with the New Jersey Division of Taxation (see Note 1 to the condensed consolidated financial statements).

Other Income and Expense - Other income and Expense decreased $2.9 million for the three months ended September 30, 2021 compared with the same period in 2020, primarily due to a step acquisition gain recorded in connection with the EnerConnex acquisition in 2020 that did not recur in 2021. Other income and expense increased $0.3 million for the nine months ended September 30, 2021, respectively, compared with the same period in 2020, as the decrease noted above was offset with higher investment performance as the first quarter of 2020 saw weaker market conditions from the beginning of the COVID-19 pandemic, along with higher SJG AFUDC income.

Interest Charges – Interest charges increased $3.7 million and $5.2 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020 primarily due to debt issuances that occurred in 2021. See Note 14 to the condensed consolidated financial statements.

Income Taxes – Income tax benefit decreased $7.7 million for the three months ended September 30, 2021compared with the same period in 2020. Income tax expense increased $11.6 million for the nine months ended September 30, 2021 compared with the same period in 2020. Both comparative period changes were impacted by less ITC recorded in 2021 compared to 2020 (see Note 1 to the condensed consolidated financial statements) The impairment charge recorded in the nine months ended September 30, 2021 related to our investment in PennEast (see Note 3 to the condensed consolidated financial statements) did not result in a tax benefit during this period as a valuation allowance had been established for the federal deferred tax asset related to the capital loss.

Equity in Earnings (Loss) of Affiliated Companies – The change in equity in earnings (loss) of affiliated companies for the three months ended September 30, 2021 compared with the same period in 2020 was not significant. Equity in earnings (loss) of affiliated companies decreased $87.3 million for the nine months ended September 30, 2021, compared with the same period in 2020 primarily due to an other-than-temporary impairment charge on the Company’s equity method investment in PennEast. See Note 3 to the condensed consolidated financial statements.

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

Cash flows for the period were the following (in thousands):

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net Cash Provided by Operating Activities	$273,927	$254,200
Net Cash Used in Investing Activities	$(434,171)	$(297,319)
Net Cash Provided by Financing Activities	$143,862	$25,040

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first nine months of 2021 produced more net cash than the same period in 2020, primarily due to the following: (1) SJG revenues due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020; (2) higher margins and increased collections on daily energy trading activities at SJRG; and (3) customer growth at the Utilities.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for fiscal years 2021, 2022 and 2023 at SJI to be approximately $613.1 million, $800.9 million and $747.4 million, respectively. The high level of investing activities for 2021, 2022 and 2023 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, and investments in future renewable energy projects including efforts to meet our decarbonization goals, which were announced in April 2021 targeting 70% reduction in emissions by 2030 and 100% by 2040, with at least 25% of capital spending annually in support of sustainability investments. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other significant investing activities of SJI during the first nine months of 2021 and 2020 were as follows:

•SJI invested a net amount of $15.3 million as of September 30, 2021 in Bronx Midco (see Note 16 to the condensed consolidated financial statements).
•SJI made net investments in and net advances to unconsolidated affiliates of $39.8 million for the nine months ended September 30, 2021, and received net repayments from unconsolidated affiliates of $1.2 million for the nine months ended September 30, 2020. See Note 3 to the condensed consolidated financial statements.
•SJI received approximately $97.0 million from the sale of MTF and ACB during the nine months ended September 30, 2020.
•SJI received approximately $7.2 million from the sale of certain solar assets during the nine months ended September 30, 2020.
•SJI received approximately $15.6 million during the nine months ended September 30, 2020 related to the sale of ELK.
•SJI paid approximately $10.9 million, net of cash acquired, for the acquisitions of EnerConnex and four solar LLCs in 2020.
•SJI paid $54.3 million, net of cash acquired, during the nine months ended September 30, 2020, to acquire a 93% ownership interest in Annadale.

Cash Flows from Financing Activities — Short-term borrowings from the commercial paper program and lines of credit from commercial banks are used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred.

SJG has a commercial paper program under which it may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $250.0 million. The notes have fixed maturities which may vary by note, but cannot exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes. SJG's commercial paper program is backstopped by its Sublimit allocation of the SJI Credit Facility of $250.0 million. The principal amount of borrowings outstanding under the commercial paper program and the Sublimit allocation credit facility cannot exceed an aggregate of $250.0 million.

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

Credit facilities and available liquidity as of September 30, 2021 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$61,300	(A)	$438,700	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	82,900	(B)	167,100	September 2026

ETG:
ETG Revolving Credit Facility	250,000	11,000	(C)	239,000	September 2026

Total	$1,000,000	$155,200		$844,800

(A) Includes letters of credit outstanding in the amount of $9.8 million, which is used to enable SJE to market retail electricity as well as for various construction and operating activities.
(B) Includes letters of credit outstanding in the amount of $1.9 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.
(C) Includes letters of credit outstanding in the amount of $1.0 million, which supports ETG's construction activity.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of September 30, 2021.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

On September 1, 2021, SJI, SJG and ETG (collectively, the "Borrowers") entered into an unsecured, five-year master revolving credit facility (the "Credit Facility") with a syndicate of banks, which expires on September 1, 2026, unless earlier terminated or extended in accordance with its terms. See Note 10 to the condensed consolidated financial statements.

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant limiting the ratio of Indebtedness of each Borrower and its subsidiaries on a consolidated basis to Consolidated Total Capitalization of not more than 0.70 to 1.0 (as such terms are defined in the Credit Facility). SJI, SJG and ETG were all in compliance with these covenants as of September 30, 2021.

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

In September 2021, SJG paid $10.0 million of 3.00% MTNs due annually beginning September 2020.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of September 30, 2021	As of December 31, 2020
Equity	35.0%	32.2%
Long-Term Debt	62.2%	56.4%
Short-Term Debt	2.8%	11.4%
Total	100.0%	100.0%

During the nine months ended September 30, 2021 and 2020, SJI declared quarterly dividends to its common shareholders, which were paid in the months of April, July and October for both 2021 and 2020. SJI has a long history of paying dividends on its common stock and has increased its dividend every year since 1999. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a long-term targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Total net cash outflows for remediation projects are expected to be $43.0 million, $58.7 million and $61.5 million for 2021, 2022 and 2023, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2020, certain environmental costs are subject to recovery from ratepayers.

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

The following table summarizes the composition of selected gas utility throughput for the three and nine month periods ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Utility Throughput – dts:
Firm Sales -
Residential	1,435	2,004	17,474	15,983
Commercial	622	732	4,392	4,003
Industrial	5	11	180	139
Cogeneration & Electric Generation	434	399	684	608
Firm Transportation -
Residential	50	79	676	689
Commercial	682	746	4,428	4,077
Industrial	2,348	2,235	7,569	7,201
Cogeneration & Electric Generation	1,181	1,361	2,864	2,800

Total Firm Throughput	6,757	7,567	38,267	35,500

Interruptible Sales		—	8	1
Interruptible Transportation	246	170	839	686
Off-System Sales	1,322	2,199	9,387	8,931
Capacity Release	20,267	20,570	49,989	59,360

Total Throughput - Utility	28,592	30,506	98,490	104,478

Throughput – Gas Utility Operations - Total gas throughput decreased 1.9 MMdts and 6.0 MMdts for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to volume decreases in Capacity Release resulting from lower demand.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income Impact:
CIP – Weather Related	$—	$—	$5.5	$11.0
CIP – Usage Related	0.7	(4.2)	(4.9)	3.2
Total Net Income Impact	$0.7	$(4.2)	$0.6	$14.2

Weather Compared to 20-Year Average	70.4% Colder	19.6% Colder	5.1% Warmer	12.6% Warmer
Weather Compared to Prior Year	64.0% Warmer	72.9% Colder	5.4% Colder	5.1% Warmer

Operating Revenues & Margin - See SJI's Management Discussion section above.

Operations & Maintenance Expense - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $2.9 million and $8.7 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three and nine months ended September 30, 2021 compared with the same periods in 2020 was not significant.

Other Income and Expense - The change in other income and expense for the three and nine months ended September 30, 2021 compared with the same periods in 2020 was not significant.

Interest Charges – Interest Charges increased $1.2 million and $5.0 million for the three and nine months ended September 30, 2021, respectively, compared with the same periods in 2020 primarily due to higher amounts of long-term debt from issuances that occurred in 2020.

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

Cash flows for the period were the following (in thousands):

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net Cash Provided by Operating Activities	$177,812	$158,813
Net Cash Used in Investing Activities	$(194,804)	$(196,503)
Net Cash Provided by Financing Activities	$12,588	$32,666

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first nine months of 2021 produced more net cash than the same period in 2020, primarily due to higher revenues due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with customer growth.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2021, 2022 and 2023 to be approximately $248.9 million, $263.9 million and $334.8 million, respectively. For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

See SJI's Management Discussion section above.

SJG received $100.0 million and $109.5 million in equity infusions from SJI during the three and nine months ended September 30, 2020, respectively. There were no equity infusions during the three and nine months ended September 30, 2021. Future equity contributions will occur on an as-needed basis.

SJG’s capital structure was as follows:

	As of September 30, 2021	As of December 31, 2020
Common Equity	55.1%	53.8%
Long-Term Debt	41.7%	44.2%
Short-Term Debt	3.2%	2.0%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Total net cash outflows for remediation projects are expected to be $36.7 million, $44.7 million and $43.6 million for 2021, 2022 and 2023, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2020, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of September 30, 2021, averaged $81.1 million annually and totaled $365.3 million over the contracts’ lives.  Approximately 35% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) of $(19.8) million and $(6.2) million for the three months ended September 30, 2021 and 2020, respectively, and $(35.1) million and $(7.8) million for the nine months ended September 30, 2021 and 2020, respectively, which are included with realized (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of (loss)/income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2021 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$91,415	$19,849	$1,419	$112,683
Prices provided by other external sources	40,334	13,634	1,441	55,409
Prices based on internal models or other valuation methods	9,941	807	157	10,905

Total	$141,690	$34,290	$3,017	$178,997

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$38,632	$673	$1	$39,306
Prices provided by other external sources	52,590	17,275	1,166	71,031
Prices based on internal models or other valuation methods	15,022	5,616	393	21,031

Total	$106,244	$23,564	$1,560	$131,368

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 42.4 MMdts with a weighted average settlement price of $3.05 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 82.6 MMdts with a weighted average settlement price of $1.02 per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 86.4 MMdts with a weighted average settlement price of $4.36 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are not material.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2021	$16,421
Contracts Settled During the Nine Months Ended September 30, 2021, Net	(10,665)
Other Changes in Fair Value from Continuing and New Contracts, Net	41,873

Net Derivatives — Energy Related Assets, September 30, 2021	$47,629

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2021 was $167.4 million and averaged $240.2 million during the first nine months of 2021. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.8 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2020 - 152 b.p. decrease; 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase; and 2016 - 47 b.p. increase. At September 30, 2021, our average interest rate on variable-rate debt was 0.87%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2021, the interest costs on $3.3 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

As of September 30, 2021, SJI’s active interest rate swaps were as follows, which all relate to SJG:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

Credit Risk - As of September 30, 2021, SJI had approximately $10.5 million, or 5.9%, of the current and noncurrent Derivatives – Energy Related Assets transacted with one counterparty. This counterparty is investment-grade rated.

As of September 30, 2021, SJRG had $116.7 million of Accounts Receivable under sales contracts. Of that total, 28.0% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2021 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$19,562	$1,458	$21,020
Prices provided by other external sources	3,938	—	3,938
Prices based on internal models or other valuable methods	7,258	—	7,258

Total	$30,758	$1,458	$32,216

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$1,025	$—	$1,025
Prices provided by other external sources	1,668	—	1,668
Prices based on internal models or other valuable methods	141	—	141

Total	$2,834	$—	$2,834

Contracted volumes of SJG's NYMEX contracts are 12.1 MMdts with a weighted-average settlement price of $3.34 per dt. Contracted volumes of SJG's Basis contracts are 1.3 MMdts with a weighted-average settlement price of $3.25 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2021	$1,082
Contracts Settled During the Nine Months ended September 30, 2021, Net	(927)
Other Changes in Fair Value from Continuing and New Contracts, Net	29,227
Net Derivatives — Energy Related Assets, September 30, 2021	$29,382

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at September 30, 2021, was $105.9 million and averaged $48.0 million during the first nine months of 2021. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.3 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2020 - 220 b.p. decrease; 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase; and 2016 - 19 b.p. increase. As of September 30, 2021, SJG's average interest rate on variable-rate debt was 0.10%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2021, the interest costs on $1.1 billion of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

SJG's interest rate swaps are the same as SJI's as shown above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of September 30, 2021, the disclosure controls and procedures employed at SJI and SJG, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 1, Note 11, Litigation.

Item 1A. Risk Factors

There have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2020 and from those disclosed in Quarterly Reports for the periods ending March 31, 2021 and June 30, 2021.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

10.1	Five-Year Revolving Credit Agreement, dated as of September 1, 2021, among SJI, SJG and ETG, the several lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent. (incorporated by reference from Exhibit 10.1 of Form 8-K of SJI filed as of September 3, 2021).

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

99.1	Fourth Amendment to the Note Purchase Agreement dated as of June 28, 2012, by and among South Jersey Industries, Inc. and the institutions signatory thereto, dated as of August 31, 2021 (incorporated by reference from Exhibit 99.1 of Form 8-K of SJI filed as of September 3, 2021).

99.2	Fourth Amendment to the Note Purchase Agreement dated as of August 16, 2017, by and among South Jersey Industries, Inc. and the institutions signatory thereto, dated as of August 31, 2021 (incorporated by reference from Exhibit 99.2 of Form 8-K of SJI filed as of September 3, 2021).

99.3	Third Amendment to the Note Purchase Agreement dated as of April 25, 2018, by and among South Jersey Industries, Inc. and the institutions signatory thereto, dated as of August 31, 2021 (incorporated by reference from Exhibit 99.3 of Form 8-K of SJI filed as of September 3, 2021).

99.4	First Amendment to the Note Purchase Agreement dated as of May 27, 2020, by and among South Jersey Industries, Inc. and the institutions signatory thereto, dated as of August 31, 2021 (incorporated by reference from Exhibit 99.4 of Form 8-K of SJI filed as of September 3, 2021).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, filed with the Securities and Exchange Commission on November 4, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of (Loss)/Income; (ii) the Condensed Consolidated Statements of Comprehensive (Loss)/Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, filed with the Securities and Exchange Commission on November 4, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	November 4, 2021	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	November 4, 2021	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
(Principal Financial Officer)