Form 10-K
period 2021-12-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2022-02-24
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) - The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 was $2,910,165,365. As of February 15, 2022, there were 117,379,409 shares of the registrant's common stock outstanding. South Jersey Gas Company (SJG) common stock ($2.50 par value) outstanding as of February 15, 2022 was 2,339,139 shares. All of SJG's outstanding shares of common stock are held by SJI Utilities, Inc. (SJIU), which is a wholly-owned subsidiary of SJI.

SJG is an indirect wholly-owned subsidiary of SJI and meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K; therefore, SJG files this form with the reduced disclosure format.

Documents Incorporated by Reference:
In Part III of Form 10-K:  Portions of South Jersey Industries, Inc.'s definitive proxy statement for its 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS AND ABBREVIATIONS

ABO	Accumulated Benefit Obligation
ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
ADIT	Accumulated Deferred Income Taxes
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
Annadale	Annadale Community Clean Energy Projects LLC
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
Bcf	One billion cubic feet
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BGSS-P	Periodic Basic Gas Supply Service
BPA	Bond Purchase Agreement
BPU	New Jersey Board of Public Utilities
Bronx Midco	Bronx Midco, LLC
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
Catamaran	Catamaran Renewables, LLC
CBA	Collective Bargaining Agreement
CEGR	Compounded Annual Earnings Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
Columbia	Columbia Gas Transmission, LLC
COVID-19	A highly contagious respiratory disease caused by the SARS-CoV-2 virus
DCF	Discounted Cash Flow
Dominion	Dominion Transmission, Inc.
DPA	Deferred Payment Arrangements
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EMP	Energy Master Plan
EnerConnex	EnerConnex, LLC

Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERIP	Early Retirement Incentive Program
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social and Governance
ESOP	Employee Stock Ownership Plan
ETG	Elizabethtown Gas Company
ETG/ELK Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company and Elkton Gas Company effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas
F	Fahrenheit
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSS	Federal Supply Schedule
FT	Firm Transportation
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
Gulf South	Gulf South Pipeline
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
ITC	Investment Tax Credit
LFGTE	Landfill Gas-to-Energy
LIBOR	London Interbank Offer Rate
LL	Lifeline Credit and Tenants Assistance Program
LLC	Limited Liability Company
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
Marina	Marina Energy, LLC
Mcf	One thousand cubic feet
MCS	MCS Energy Partners, LLC
MDQ	Maximum Daily Quantities
MDWQ	Maximum Daily Withdrawal Quantity
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTM	Mark-to-market
MTN	Medium Term Notes
MW	Megawatts
MWh	Megawatt-hours
National Fuel	National Fuel Gas Supply Corporation
NAV	Net Asset Value
NBS	NBS Energy Partners, LLC
NCI	Noncontrolling Interests

NJCEP	New Jersey Clean Energy Program
NJDEP	New Jersey Department of Environmental Protection
NJEDA	New Jersey Economic Development Authority
NOL	Net Operating Loss
Non-GAAP	Financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PBO	Projected Benefit Obligation
PennEast	PennEast Pipeline, LLC
PGA	Purchase Gas Adjustment Clause
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
RAM	Rate Adjustment Mechanism
REC	Renewable Energy Credits
REV	REV LNG, LLC
RNA	Revenue Normalization Adjustment Clause
RNG	Renewable Natural Gas
ROE	Return on Equity
ROU	Right-Of-Use
SAB	Staff Accounting Bulletin
Savings Plan	Employees' Retirement Savings Plan
SBC	Societal Benefits Clause
SBS	SBS Energy Partners, LLC
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIEE	SJI Energy Enterprises, Inc.
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SOA	Society of Actuaries
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
Tennessee	Tennessee Gas Pipeline Company, L.L.C.
Tetco	Texas Eastern Transmission Corp

TIC	Temperature Incentive Clause
Transco	Transcontinental Gas Pipe Line Company, LLC
TSA	Transition Services Agreement
TSR	Total Shareholder Return
USF	Statewide Universal Service Fund
Utilities	Represents SJI's utility businesses: SJG, ETG, and until its sale, ELK
UTUA	Uniform Transitional Utility Assessment
UWUA	United Workers Union of America
VIE	Variable Interest Entities
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

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

Management's Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 is divided into two major sections: SJI and SJG. Financial information in this Annual Report on Form 10-K included in Item 8 includes separate financial statements (i.e., statements of income, statements of comprehensive income, statements of cash flows, balance sheets, and statements of changes in equity and comprehensive income) for SJI and SJG. The Notes to Consolidated Financial Statements are presented on a combined basis for both SJI and SJG.

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

South Jersey Industries, Inc.
Part I

PART I

Item 1. Business
Merger Agreement

On February 23, 2022, South Jersey Industries, Inc. (SJI or the Company) announced that it had signed an agreement and plan of merger (the “Merger Agreement”) with NJ Boardwalk Holdings LLC, a Delaware limited liability company (“Parent”) and Boardwalk Merger Sub, Inc., a New Jersey corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent. Each of Parent and Merger Sub are affiliates of Infrastructure Investments Fund. Following completion of the transaction, SJI intends to delist its shares from the New York Stock Exchange.

At the effective time of the merger (the “Effective Time”), each share of SJI’s common stock issued and outstanding immediately before the Effective Time will be converted into the right to receive $36.00 in cash, without interest.

SJI’s stockholders will be asked to vote on the adoption of the Merger Agreement and the merger at a special stockholders’ meeting that will be held on a date to be announced. The closing of the merger is subject to customary conditions, including the receipt of regulatory approvals by the BPU, and that the Merger Agreement be adopted by at least a majority of the votes cast by shareholders entitled to vote thereon at the meeting.

The Merger Agreement places limitations on SJI’s ability to engage in certain types of transactions without Parent’s consent between the signing of the Merger Agreement and the Effective Time, including limitations on SJI’s ability to issue dividends other than consistent with its past practices, acquire other businesses, issue equity of SJI (except in the ordinary course pursuant to equity compensation plans) and, subject to certain exceptions, incurring certain indebtedness for borrowed money.

The Merger Agreement contains certain termination rights, including the right of SJI or Parent to terminate if the merger is not consummated within 12 months after signing, subject to certain extensions and exceptions. Under the terms of the Merger Agreement, the Company may be required to pay Parent a termination fee of $140.0 million if the Merger Agreement is terminated under certain specified circumstances. The Merger Agreement additionally provides that Parent pay the Company a termination fee of $255.0 million under certain specified circumstances.

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

▪SJIU is a holding company that owns SJG and ETG and, until its sale in July 2020, owned ELK.

•SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.
•ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.
•ELK is a regulated natural gas utility which distributes natural gas in northern Maryland. On July 31, 2020, SJI sold ELK (see Note 1 to the Consolidated Financial Statements).

•SJE acquires and markets electricity to retail end users.

•SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

•SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

South Jersey Industries, Inc.
Part I
▪Marina develops and operates on-site energy-related projects. Marina includes the Catamaran joint venture that was entered into for the purpose of developing, owning and operating renewable energy projects, and supporting SJI's commitment to clean energy initiatives. Catamaran owns Annadale and Bronx Midco, operators of fuel cell projects in New York, in which Marina, through Catamaran, owns 93% and 92% , respectively. Catamaran also owns a solar generation site in Massachusetts, in which Marina, through Catamaran, owns 90%. The remaining ownership percentages are recorded as Noncontrolling Interests in the consolidated financial statements. Previously, Marina also included MTF and ACB, which were sold in February 2020, and solar projects that were sold in 2020 and 2019 as discussed below under Divestitures. The principal wholly-owned subsidiaries of Marina are:

•ACLE, BCLE, SCLE and SXLE own landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. ACLE ceased operations on September 30, 2021, while BCLE, SCLE and SXLE ceased operations on June 1, 2020.

•Marina owns, directly and through wholly-owned subsidiaries, solar energy projects at rooftop generation sites in New Jersey, including projects that were acquired in 2020 and 2021.

•SJESP receives commissions on appliance service contracts from a third party.

•Midstream invests in infrastructure and other midstream projects, including the PennEast project for which development ceased in September 2021. See Note 3 to the consolidated financial statements.

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

•SJI Renewable Energy Ventures, LLC, which holds our equity interest in REV.

•SJI RNG Devco, LLC, which includes our renewable natural gas development rights and costs incurred in order to develop certain dairy farms.

Acquisitions:

Catamaran and a third party formed Bronx Midco, of which Catamaran owns 99%. On June 9, 2021, Bronx Midco purchased a fuel cell project totaling 5 MW in Bronx, New York that is in the process of being constructed. Marina, through its ownership in Catamaran, has a 92% ownership interest in Bronx Midco. The total expected cost of the fuel cell project is $60.1 million, of which the partners have paid $28.7 million as of December 31, 2021. Of this total, Marina invested $26.4 million as of December 31, 2021.

In 2021, Catamaran completed its acquisition of a solar project in Massachusetts, of which Marina has a 90% ownership interest. In 2021 and 2020, SJI, through its wholly-owned subsidiary Marina, acquired solar energy projects along with entities owning newly operational rooftop solar-generation sites. The total consideration paid for these acquisitions in each year was not significant.

On August 7, 2020, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex for total consideration of $7.5 million. Prior to this transaction, SJEI had a 25% interest in EnerConnex.

On August 12, 2020, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. On the same date, Catamaran purchased 100% ownership in Annadale, an entity that has constructed two fuel cell projects totaling 7.5 MW in Staten Island, New York. These fuel cell projects became operational in December 2020. Marina invested $80.2 million in Annadale as part of this $86.2 million acquisition.

On December 23, 2020, SJI completed its acquisition of a 35% interest in REV for total consideration of $10.5 million. As part of the transaction, SJI also acquired REV's renewable natural gas development rights in certain dairy farms for total

South Jersey Industries, Inc.
Part I
consideration of $10.0 million. In 2021 and 2020, SJI has also provided $62.6 million and $19.3 million, respectively, in capital contribution loans to REV. These transactions are consistent with SJI's commitment to decarbonization, as REV specializes in the development, production and transportation of renewable natural gas, liquified natural gas and compressed natural gas. Over the last few years, REV has become one of the country’s leading developers of RNG projects through capturing, cleaning and converting bio-methane to RNG. Among its service offerings, REV acquires the rights to build anaerobic digesters on dairy farms to produce RNG for injection into natural gas pipelines. SJI's investment in REV includes an interest in RNG projects, a developing pipeline of RNG projects, as well as certain energy infrastructure assets associated with transporting and supplying RNG to market.

On August 31, 2019, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP for $4.0 million in total consideration.

See Notes 1, 3 and 20 to the consolidated financial statements.

Divestitures:

On February 18, 2020, the Company sold MTF and ACB for a final sales price of $97.0 million, including working capital.

On July 31, 2020, the Company sold ELK for total consideration of approximately $15.6 million. The working capital settlement for this sale was finalized in 2021 and was not material.

During 2020 and 2019, Marina sold solar energy projects for total consideration of $7.2 million and $24.3 million, respectively. These sales were the final solar energy projects that were sold in a series of agreements, beginning in 2018, whereby Marina agreed to sell its then-existing portfolio of solar energy projects.

See Note 1 to the consolidated financial statements.

Additional information on the nature of SJI's and SJG's businesses can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under Item 7 of this Report.

Resources

The Utilities:

Transportation and Storage Agreements

During 2021, SJG and ETG purchased and had delivered natural gas distribution of 46.6 MMdts and 32.5 MMdts, respectively. These deliveries were for on-system (SJG and ETG) and off-system (SJG) customers and for injections into storage (SJG and ETG). SJG's average cost per dt of natural gas purchased and delivered in 2021, 2020 and 2019, including demand charges, was $4.24, $3.52, and $4.17, respectively. ETG's average cost per dt of natural gas purchased and delivered in 2021, 2020 and 2019 was $4.53, $3.85 and $4.33, respectively.

SJG has direct connections to the interstate pipeline systems of Transco and Columbia. SJG secures other long-term services from Dominion, a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG.

ETG has direct connections to the interstate pipeline systems of Transco, Columbia, Tetco and Tennessee. ETG secures other long-term services from several inter-state pipelines, Eastern Gas, National Fuel and Gulf South that are not directly connected to ETG and are upstream of the Transco and Tetco systems. Services provided by Eastern Gas are utilized to deliver gas into either the Transco or Tetco systems for ultimate delivery to ETG. Services provided by National Fuel and Gulf South are utilized to deliver gas into the Transco system for ultimate delivery to ETG. ETG also secures third-party storage services from Stagecoach Gas Services and Stagecoach Pipeline & Storage Company.

Total transportation contracts as of December 31, 2021 for SJG and ETG are 385,512 dts/d and 287,523 dts/d, respectively. These contracts have terms with various ending dates, ranging from October 31, 2022 through Oct 31, 2041.

Total storage capacity under contracts for SJG and ETG as of December 31, 2021 is 8.82 MMdts and 13.2 MMdts, respectively, with a total MDWQ of 163,289 dts and 225,343 dts, respectively. These contracts have terms with various ending dates, ranging from March 31, 2023 through September 30, 2029.

South Jersey Industries, Inc.
Part I

The Company's intention is to renew or extend these transportation and storage service agreements before they expire.

Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the FERC.

Gas Supplies

SJG has four separate AMAs with gas marketers that extend through March 31, 2022; SJG intends to extend these AMAs prior to their expiration. SJG released to the marketers its firm transportation rights, and in return the marketers manage this capacity and provide SJG with firm deliverability each day. The marketer's intents are to optimize the capacity released to SJG under these AMAs and pay SJG an asset management fee. Under the terms of these four AMA transactions, SJG has the right to purchase supply from the asset managers and SJG is entitled to a total fee of $7.8 million for the term of the agreements.

SJG has committed to a purchase of a minimum of 15,000 dts/d and up to 70,000 dts/d, from a supplier for a term of ten years at index-based prices.

ETG has an AMA with SJRG which extends through March 31, 2022; both entities plan to extend this AMA prior to its expiration. Under this agreement ETG released to SJRG and/or designated SJRG as agent for all firm transportation and storage contracts. SJRG is obligated to provide natural gas supply to meet demand requirements and optimize ETG’s portfolio of natural gas transportation and storage contracts. SJRG pays a fixed fee and shares net margin generated through portfolio optimization.

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

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F or 63 Heating Degree Days, while ETG plans on an average daily temperature of 0 degrees F or 65 Heating Degree Days. Gas demand on such a design day for the 2021-2022 winter season is estimated to be 583,395 dts for SJG and 463,342 dts for ETG (excluding industrial customers). SJG and ETG project to have adequate supplies and interstate pipeline entitlements to meet design day requirements. SJG and ETG both experienced their highest peak-day demand for calendar year 2021 on January 29th.

South Jersey Energy Company:

Due to the liquidity in the market, SJE primarily purchases delivered electric in the day-ahead and real-time markets through regional transmission organizations.

South Jersey Resources Group:

Transportation and Storage Agreements

SJRG holds various firm transportation agreements with National Fuel, Transco, Dominion, Columbia, Tennessee and Tetco. Total transportation under contract is 423,030 dts/d. These contracts have terms with various ending dates, ranging from September 30, 2022 through March 31, 2043.

South Jersey Industries, Inc.
Part I
SJRG holds multiple storage service agreements, primarily with Transco (for storage service at Transco's WSS facility) and National Fuel. Total storage capacity under contract is approximately 4.6 MMdts. The contracts have terms with various ending dates, ranging from October 31, 2022 through March 31, 2023.

The Company's intention is to renew or extend these transportation and storage service agreements before they expire.

Gas Supplies

SJRG has entered into several long-term natural gas supply agreements to purchase 526,400 dts/d, depending upon production levels, for terms ranging from five to eleven years at index-based prices.

Patents and Franchises

The Utilities hold nonexclusive franchises granted by municipalities in the areas which they serve. No other natural gas public utility presently serves the territory covered by the Utilities' franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of the Utilities.

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

Non-Utility Companies

Among SJI's non-utility activities, wholesale (including fuel supply management) has seasonal patterns similar to the Utilities. Activities such as energy services do not follow seasonal patterns. Other activities, such as retail electric marketing, can have seasonal earnings patterns that are different from the Utilities. The first and fourth quarters, however, remain the periods when most of SJI's revenue and net income is produced.

Climate Change

The potential impact of climate change on our operations is uncertain. Our operating results are significantly influenced by weather, and significant changes in historical weather patterns could significantly impact our future operating results. Further, severe weather events, including but not limited to hurricanes, tropical storms, blizzards, winter storms, heat waves, heavy precipitation events, flooding, and wildfires, can result in delays or other negative consequences for our operations, which could negatively impact our financial results. Climate change may also affect the conditions in which we operate or result in potential new regulations and regulatory actions, which could result in increased costs.

The Company has taken several approaches to address climate change. The Utilities' earnings are largely protected from fluctuations in temperatures by their respective CIP clauses as described in Item 7. Management has identified multiple risks and opportunities related to climate change, including potential environmental regulation and technological innovation. Management is also responsible for assessing significant risks, developing and executing appropriate responses, and reporting to the Board of Directors on the status of risk activities. Accordingly, the Board provides oversight of the various challenges and opportunities presented by these risks, including the financial consequences that might result from enacted and potential federal and/or state regulation; plans to mitigate these risks; and the impacts these risks may have on the Company’s strategy. The Board of Directors is also informed of the Company’s practices and procedures to assess the impacts of operations on the environment.

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” included in Item 7 of this Report.

South Jersey Industries, Inc.
Part I

Government Contracts

No material portion of the business of SJI or any of its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

Information on competition for SJI and its subsidiaries can be found in Item 7 of this Report.

Environmental, Government Regulation, and Other Regulatory Matters

Information on environmental matters and governmental regulations for SJI and SJG and its subsidiaries can be found in Notes 10, 11 and 15 to the consolidated financial statements included under Item 8 of this Report. We are also subject to numerous regulations related to safety standards, building and zoning requirements, labor and employment, discrimination, anti-bribery/anti-corruption, data privacy and income taxes. In addition, the Utilities are subject to the jurisdiction of the BPU with respect to a wide range of matters such as base rates and regulatory rider rates, the issuance of securities, safety, adequacy of service, the sufficiency of natural gas supply, environmental issues and compliance with affiliate standards. We believe that we are, in all material respects, in compliance with all applicable laws and regulations. However, we cannot give any assurance that we will not incur significant expenses in the future in order to comply with any such laws or regulations or that such regulations will not affect our competitive position. For more information, see Item 1A, Risk Factors under Part I of this report.

Employees and Human Capital Resources

To ensure strategic efforts related to human capital are met, the ESG Committee of the Board of Directors is responsible for oversight of key initiatives, including human capital management, diversity and inclusion, and safety. In addition, the Compensation Committee of the Board of Directors oversees executive compensation and engages independent consultants to provide expertise and guidance on competitive pay programs. SJI also has an internal Executive Safety Council that monitors progress and planning on safety efforts and an internal ESG Management Committee that manages the progress on SJI’s ESG efforts and provides periodic reports to the ESG Committee of the Board. SJI has also established a Diversity Council made up of a cross section of leadership to help drive diversity and inclusiveness.

SJI's sustainability report, which is published annually, is available free of charge on its corporate website under “ESG - Home.” Our 2020 ESG Annual Report reflects the most recent available data on a variety of topics, including specific information relating to (i) diversity in the workplace; and (ii) certain safety metrics at our natural gas businesses. Information included in this sustainability report is not incorporated into this Form 10-K.

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

The health and safety of our employees is a top priority. We audit our operations and construction activities, track and report on compliance items and deliver ongoing Health, Safety, and Environment training. For information specific to our COVID-19 response, see the "COVID-19" section of Item 7 in this Report.

South Jersey Industries, Inc.
Part I

SJI and its subsidiaries employed 1,173 and 1,130 employees as of December 31, 2021 and 2020, respectively. SJG employed 432 and 441 employees as of December 31, 2021 and 2020, respectively. As of December 31, 2021, 289 of the total number of employees were represented by labor unions at SJG, and 233 were represented by a labor union at ETG. As of December 31, 2020, 303 of the total number of employees were represented by labor unions at SJG, and 167 were represented by a labor union at ETG. Collective bargaining agreements with unions that represent SJG employees include agreements with IBEW Local 1293, which was finalized in February 2022 and now runs through February 2025, and with IAM Local 76 which was finalized in 2021 and now runs through August 2025. A collective bargaining agreement with UWUA Local 424 that represents unionized ETG employees runs through November 2022. The labor agreements cover wage increases, health and welfare benefits, paid time off programs, and other benefits. At ETG, 68 employees voted to certify as a new bargaining unit effective November 23, 2021, for which SJI is actively negotiating a new collective bargaining agreement.

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

Risks Related to the Merger and Merger Agreement

•If our proposed merger does not close, our operations after any termination of the Merger Agreement may suffer from the effects of business uncertainties resulting from announcement of the transaction, contractual restrictions on our activities during the period in which we are subject to the merger agreement, and costs associated with the proposed transaction. Uncertainty about the effect of the proposed merger on our employees, customers and other parties may adversely affect our business. Such uncertainty may impair our ability to attract, retain, and motivate key personnel, including our executive leadership, and could cause customers, business counterparties and others to seek to change their agreements and business relationships with us. The Merger Agreement restricts SJI, without the consent of Parent, from making certain acquisitions, incurring indebtedness for borrowed money and taking other specified actions until the proposed merger occurs or the Merger Agreement terminates. These restrictions may prevent SJI from pursuing otherwise attractive business opportunities and taking other actions with respect to its business that may be advantageous. SJI’s and SJG’s costs of accessing funds in the debt and equity markets may be impaired as a result of the announcement of the Merger Agreement or if the merger is not completed. In addition, SJI and SJG have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger. Many of these fees and costs will be payable by SJI and SJG even if the merger is not completed.

Risks Related to our Business

•SJI is a holding company and its assets consist primarily of investments in subsidiaries. Certain subsidiaries of SJI have restrictions on the ability to pay cash dividends, most notably SJG's First Mortgage Indenture. Should SJI's subsidiaries be unable to pay dividends or make other payments to SJI as a result of these restrictions, or for other financial, regulatory, legal or other reasons, SJI's ability to pay dividends on its common stock could be limited. SJI's stock price could be adversely affected as a result.

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

•Our stated long-term goals are based on various assumptions and beliefs that may not prove to be accurate, and we may not achieve our stated long-term goals. SJI's current long-term goals are to grow Economic Earnings Per

South Jersey Industries, Inc.
Part I
Share 5-8% annually driven by high quality earnings, a strong balance sheet and a low-to-moderate risk profile. Economic Earnings Per Share is a non-GAAP performance measure that is used by our management to indicate the amount and timing of income from continuing operations after taking into account the impacts of non-utility derivative instruments, noncontrolling interests, and transactions, contractual arrangements and other events that affect comparability of financial statements. This non-GAAP performance measure is explained below in Item 7, "Results of Operations." Our long-term targets are based on expected annual rate base growth of approximately 10 percent, driven by customer growth, a long runway for infrastructure modernization, and clean energy and decarbonization investment. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities. For example, these long-term goals are based on certain assumptions regarding SJI's commitment to clean energy and decarbonization. Further, the economy, as well as the ongoing COVID-19 pandemic, could cause increased customer delinquencies or otherwise negatively affect achievement of our long-term earnings goals. Changes in the New Jersey State administration could lead to unfavorable state and local regulatory changes that could delay approvals, require environmental remediation or capital or other expenditures or otherwise adversely affect our results of operations, financial condition or cash flows. Other factors, assumptions and beliefs of management and our Board of Directors on which our long-term goals were based may also prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals at all, or our stated long-term goals may be negatively revised as a result of less than expected progress toward achieving these goals, and you are therefore cautioned not to place undue reliance on these goals.

•We may be unable to complete construction or development projects entered into through recent acquisitions. Construction, development and operation of projects, including the Bronx Midco fuel cell project and the RNG production of dairy farms under development, are subject to federal and state oversight and require various approvals. We or our joint venture partnerships may be unable to obtain the needed property rights, permits or approvals for these projects or any future projects we may enter into.

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

•Constraints in available pipeline capacity, particularly in the Marcellus Shale producing region, may negatively impact SJI's financial performance. Natural gas production and/or pipeline transportation disruptions in the Marcellus region, where SJI has natural gas receipt requirements, may cause temporary take-away constraints resulting in higher transportation costs and the sale of shale gas at a loss. Specifically, cancellations of pipeline projects, such as PennEast (see Note 3 to the consolidated financial statements) could continue within the region and impact SJI.

•The NJ EMP could have a negative impact SJI's financial results. In January 2020, the Governor of NJ unveiled the state's EMP, which outlines key strategies to reach the Administration’s goal of 100% clean energy by 2050. The

South Jersey Industries, Inc.
Part I
Governor also signed an executive order directing the NJDEP to make regulatory reforms to reduce emissions and adapt to climate change. With this executive action, NJ is the first state in the nation to pursue such a comprehensive and aggressive suite of climate change regulations. The Company has entered into several projects and business lines, such as fuel cells, renewable energy and decarbonization, over the last two years in support of the EMP; however, the Company can provide no assurances as to what the impact of these projects will be on short and long-term financial results. Further, legislation or rulemaking that de-emphasizes the role of natural gas in providing clean, low-cost energy in New Jersey could put upward pressure on natural gas prices, which could impact the competitive position of natural gas and negatively affect our growth opportunities and results of operations.

•Renewable energy projects at Marina receive a significant benefit from tax and regulatory incentives. A significant portion of the expected return on investment of these renewable energy projects such as Annadale and Bronx Midco (fuel cells), as well as solar, is dependent upon federal ITCs and the future market for RECs. The benefits from ITCs are typically available when the project is placed in service while the benefits from RECs are produced during the entire life of the project. As a result, earnings from existing projects would be adversely affected without a liquid REC market. In addition, the return on investment from new projects may not be as attractive if ITCs are not available and/or a liquid REC market ceases to exist. Therefore, these projects are exposed to the risk that favorable tax and regulatory incentives expire or are adversely modified.

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

South Jersey Industries, Inc.
Part I
•Climate change legislation could impact SJI's and SJG's financial performance and condition. Increasing attention on climate change, ESG and sustainability efforts has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations. The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its future impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change, including the impact of President Biden's regulatory agenda, could result in a variety of regulatory programs, including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers. Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future consolidated financial condition, results of operations or cash flows. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry, which could have a negative impact on our stock price and our access to and costs of capital. Finally, impacts of climate change could increase the frequency and severity of extreme weather conditions. Any such extreme weather-related events could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Financing and Liquidity

•Increasing interest rates would negatively impact the net income of SJI and SJG. Several of SJI's subsidiaries, including the Utilities, are capital intensive, leading to us incurring significant amounts of debt financing. Some of the long-term debt of SJI and its subsidiaries is issued at fixed rates; however, long-term debt of SJI and SJG at variable rates, along with all variable rate short-term borrowings, are exposed to the impact of rising interest rates. SJG has interest rate swaps in place (see Note 16 to the consolidated financial statements) to mitigate changes in variable rates. Changes in the method of determining LIBOR or the replacement of LIBOR with alternative reference rates are not expected to be material to SJI or SJG, but could impact SJI and SJG in the future.

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

•The Company may not be able to collect on outstanding loans made to affiliated companies. The Company has several loans outstanding to affiliates as described in Note 3 to the consolidated financial statements. Collectibility of these loans are contingent on the results of operations and success of these affiliated companies. To the extent these affiliates do not perform adequately, it could hinder our ability to collect on these loans.

•We issued additional securities in 2021, and, as a result, we are subject to market risks including market demand for our debt and equity securities. We have obtained financing which includes common stock and Equity Units.

Among other risks, increases in our indebtedness may:

◦make it more difficult for us to repay or refinance our debts as they become due during adverse economic and industry conditions;
◦limit our flexibility to pursue other strategic opportunities or react to changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to competitors with less debt;
◦require an increased portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of cash flows to fund working capital, capital expenditures, dividend payments and other general corporate purposes;
◦reduce the amount of credit available to support hedging activities; and
◦require that additional terms, conditions or covenants be placed on us.

Among other risks, the issuance of additional equity by SJI may:

◦be dilutive to our existing shareholders and earnings per share;
◦impact our capital structure and cost of capital;
◦be adversely impacted by movements in the overall equity markets or the utility or natural gas utility industry sectors of that market, which could impact the offering price of any new equity or necessitate the use of other equity or equity-like instruments such as preferred stock, convertible preferred shares, or convertible debt; and
◦impact our ability to make our current and future dividend payments, or make future dividend payments at similar amounts per share as in the past.

General Risk Factors That May Impact Our Business

•Public health crises and epidemics or pandemics, such as a novel coronavirus, could materially and adversely affect our business, operations and financial condition. Our business could be materially and adversely affected by a public health crisis or the widespread outbreak of contagious disease, such as the outbreak of respiratory illness caused by a novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020. The continued spread of COVID-19 across the world has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Additionally, our reliance on third-party suppliers, contractors, service providers, and commodity markets exposes us to the possibility of delay or interruption of our operations. For the duration of the outbreak of COVID-19, legislative and government action limits our ability to collect on overdue accounts, and prohibits us from shutting off services. The Utilities have continued the suspension of disconnects for nonpayment by our customers, based on an executive order issued by the Governor of New Jersey, in which water, gas and electricity providers are barred from cutting services to New Jersey residents. In June 2021, the Governor ended the shutoff moratorium effective July 1, 2021, but established a grace period that ran through the end of 2021. In December 2021, the Governor extended this grace period to March 15, 2022. During the grace period, disconnections for residential customers for nonpayment are prohibited, and low and moderate income households have until March 15, 2022 to work out how to pay back any outstanding bills. To the extent the Governor further extends or re-establishes the shutoff moratorium, it could further limit our ability to collect and could decrease our cash flows or net income.

South Jersey Industries, Inc.
Part I
We have been executing our business continuity plans since the outbreak of COVID-19 and are closely monitoring potential impacts due to COVID-19 pandemic responses at the state and federal level. As expected, we have incurred increased operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during this crisis which have traditionally been recognized as prudent expenditures by our regulators. The effects of the pandemic also may have a material adverse impact on our ability to collect accounts receivable as customers face higher liquidity and solvency risks, and also considering the inability to shut off services as noted above. Currently, the impact of the pandemic to the collectability of our accounts receivable continues to be monitored, but such receivables have traditionally been included in rate recovery. Our infrastructure investment programs at the Utilities, and construction activity across all of our businesses, continue to move forward; however, to the extent the pandemic worsens or directives/shutdowns are put in place in the future for a long period of time, our capital projects could be significantly impacted. It is impossible to predict the effect of the continued spread of the coronavirus in the communities we service. Should the coronavirus continue to spread or not be contained, our business, financial condition and results of operations could be materially impacted, including resulting in an impairment of goodwill or reduced access to capital markets, which in turn may have a negative effect on the market price of our common stock.

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

•Changes in federal policy, including tax policies, could negatively impact SJI's financial results. SJI and SJG are subject to taxation by various taxing authorities at the federal, state and local levels. Judgments are required in order to estimate the obligations to taxing authorities. These judgments include the establishment of reserves for potential unfavorable outcomes to tax positions taken. Changes to federal, state or local tax regulations, including but not limited to rate changes, deductibility of business expenses, and tax credits could have a negative effect on the Company's financial statements.

South Jersey Industries, Inc.
Part I

•An additional valuation allowance may need to be recorded for our deferred tax assets. During the year ended December 31, 2020 a valuation allowance was recorded related to certain state net operating loss and state credit carryforwards expected to expire prior to being fully utilized. In 2021, SJI recorded a valuation allowance against the federal deferred tax asset related to the capital loss that resulted from an other-than-temporary impairment charge taken on the Company's investment in PennEast (see Notes 3 and 4 to the consolidated financial statements). Further evaluations of the ability to utilize our deferred tax assets could have a material impact on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJI consists of gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to distribution systems for delivery to customers. As of December 31, 2021, there were approximately 147 miles of mains in SJG's transmission systems and 6,815 miles of mains in SJG's distribution systems.

SJG is headquartered in Atlantic City, NJ and also has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations. SJG owns approximately 44 acres of land in Folsom, New Jersey which is the site of SJI's corporate headquarters. SJG leases the corporate headquarters to SJI (see Note 9 to the consolidated financial statements). Approximately 30 acres of this property is deed restricted.

ETG is headquartered in Union, NJ and owns approximately 3,273 miles of distribution pipeline and 12 miles of transmission system mains in seven counties in northern and central New Jersey. ETG has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations.

As of December 31, 2021, SJI's utility plant had a gross book value of approximately $5.7 billion and net book value, after accumulated depreciation, of approximately $4.7 billion. In 2021, SJI spent approximately $532.0 million on capital expenditures for utility plant and nonutility property, plant and equipment, and there were retirements of property having an aggregate gross book cost of approximately $80.5 million. As of December 31, 2021, SJG's utility plant had a gross book value of approximately $3.6 billion and a net book value, after accumulated depreciation, of approximately $3.0 billion. In 2021, SJG spent approximately $249.1 million on capital expenditures for utility plant and there were retirements of property having an aggregate gross book cost of approximately $29.4 million.

Virtually all of the Utilities' transmission pipeline, distribution mains and service connections are under streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises, permits or rights-of-way, many of which are perpetual. The properties of SJG and ETG (other than property specifically excluded) are subject to liens of mortgage under which their respective first mortgage bonds are outstanding.

Nonutility property and equipment has a net book value of approximately $205.1 million and consists mostly of fuel cell and solar assets, ongoing construction of renewable natural gas facilities and equipment at dairy farms, along with miscellaneous equipment and vehicles.

SJI and SJG believe existing property, facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

SJI and SJG are subject to claims, actions and other legal proceedings arising in the ordinary course of business. Neither SJI nor SJG can make any assurance as to the outcome of any of these actions but, based on an analysis of these claims and consultation with outside counsel, we do not believe that any of these claims, other than those described in Note 15 to the consolidated financial statements, would be reasonably likely to have a material impact on the business or financial statements of SJI or SJG. Liabilities related to claims are accrued when the amount or range of amounts of probable settlement costs or

South Jersey Industries, Inc.
Part I
other charges for these claims can be reasonably estimated. See Note 15 to the consolidated financial statements for more detail on these claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

South Jersey Industries, Inc.

Our common stock is traded on the New York Stock Exchange under the symbol SJI. As of December 31, 2021, our records indicate there were 5,612 shareholders of record.

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in South Jersey Industries, Inc. common stock, as compared with the S&P 500 Stock Index and the S&P Utility Index for the five-year period through December 31, 2021.

This performance chart assumes:

•$100 invested on December 31, 2016 in South Jersey Industries, Inc. common stock, in the S&P 500 Stock Index and in the S&P Utility Index; and
•All dividends are reinvested.

Comparison of Five-Year Cumulative Return

250
225
200
175
150
125
100
75
50
2016
2017
2018
2019
2020
2021
S&P 500
S&P Utilities
SJI

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
S&P 500	$100	$122	$116	$153	$181	$233
S&P Utilities	$100	$112	$117	$147	$148	$174
SJI	$100	$96	$88	$109	$75	$95

This performance graph and accompanying information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of the Company’s filings under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Information required by this item is also found in Note 6 of the consolidated financial statements included under Item 8 of this Report.

SJI has a history of paying quarterly dividends and has a stated goal of increasing its dividend annually. However, under the Merger Agreement, SJI’s ability to pay dividends (other than consistent with its past practices) is limited.

See Note 2 to the consolidated financial statements for information on shares of stock granted to SJI’s officers and other key employees, along with non-employee members of SJI's Board of Directors.

There were no purchases by SJI of its own common stock during the year ended December 31, 2021.

South Jersey Gas Company

All of the outstanding common stock of SJG (its only class of equity securities) is owned by SJIU. The common stock is not traded on any stock exchange.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2021, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. No dividends were declared or paid on SJG's common stock in 2021, 2020 or 2019.

SJG received $40.0 million and $109.5 million in equity contributions from SJI in 2021 and 2020, respectively. There were no equity contributions to SJG in 2019. Future equity contributions will occur on an as needed basis.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Merger Agreement

On February 23, 2022, South Jersey Industries, Inc. (SJI or the Company) announced that it had signed an agreement and plan of merger (the “Merger Agreement”) with NJ Boardwalk Holdings LLC, a Delaware limited liability company (“Parent”) and Boardwalk Merger Sub, Inc., a New Jersey corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent. Each of Parent and Merger Sub are affiliates of Infrastructure Investments Fund. Following completion of the transaction, SJI intends to delist its shares from the New York Stock Exchange.

At the effective time of the merger (the “Effective Time”), each share of SJI’s common stock issued and outstanding immediately before the Effective Time will be converted into the right to receive $36.00 in cash, without interest.

SJI’s stockholders will be asked to vote on the adoption of the Merger Agreement and the merger at a special stockholders’ meeting that will be held on a date to be announced. The closing of the merger is subject to customary conditions, including the receipt of regulatory approvals by the BPU, and that the Merger Agreement be adopted by at least a majority of the votes cast by shareholders entitled to vote thereon at the meeting.

The Merger Agreement places limitations on SJI’s ability to engage in certain types of transactions without Parent’s consent between the signing of the Merger Agreement and the Effective Time, including limitations on SJI’s ability to issue dividends other than consistent with its past practices, acquire other businesses, issue equity of SJI (except in the ordinary course pursuant to equity compensation plans) and, subject to certain exceptions, incurring certain indebtedness for borrowed money.

The Merger Agreement contains certain termination rights, including the right of SJI or Parent to terminate if the merger is not consummated within 12 months after signing, subject to certain extensions and exceptions. Under the terms of the Merger Agreement, the Company may be required to pay Parent a termination fee of $140.0 million if the Merger Agreement is terminated under certain specified circumstances. The Merger Agreement additionally provides that Parent pay the Company a termination fee of $255.0 million under certain specified circumstances.

Introduction

Item 7 analyzes the financial condition, results of operations and cash flows of SJI and its subsidiaries. It also includes management’s analysis of past financial results and potential factors that may affect future results, potential future risks and approaches that may be used to manage them. Except where the context clearly indicates otherwise, “SJI,” “we,” “us” or “our” refers to the holding company or the consolidated entity of SJI and all of its subsidiaries.

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

These sections of Item 7 are designed to provide an understanding of each company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's financial statements and the combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding.

OVERVIEW - SJI (or the Company) is an energy services holding company that provides a variety of products and services through the following direct or indirect wholly-owned subsidiaries:

SJIU

SJIU was established as a subsidiary of SJI for the purpose of serving as a holding company that owns SJG, ETG and, until its sale in July 2020, ELK.

SJG

SJG, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG contributed approximately $127.6 million to SJI's net income on a consolidated basis in 2021.

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

Southern New Jersey's oceanfront communities continue to experience demand for new single and multifamily homes for both seasonal and year-round living. Demand for existing homes has increased throughout our service territory, in line with national trends. Building expansions in the medical, education, warehouse/distribution, and retail sectors contributed to SJG's growth. At present, SJG serves approximately 81% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2021, SJG served 384,062 residential customers, 26,826 commercial customers and 413 industrial customers in southern New Jersey. Net additions in 2021 of residential and commercial/industrial customers amounted to 5,959 and 456, respectively. No part of SJG's business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2021 amounted to 136.2 MMdts, of which 52.5 MMdts were firm sales and transportation, 1.1 MMdts were interruptible sales and transportation and 82.6 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 48.5% residential, 23.1% commercial, 19.9% industrial, and 8.5% cogeneration and electric generation.

SJG makes wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the FERC Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2021, off-system sales amounted to 14.7 MMdts and capacity release amounted to 67.9 MMdts.

Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. In 2021, usage by interruptible customers, excluding off-system customers, amounted to 1.1 MMdts.

ETG

SJI, through its wholly-owned subsidiary SJIU, acquired the assets of ETG and ELK from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas in 2018. ELK was subsequently sold on July 31, 2020.

ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey. ETG serves residential, business and industrial customers, with a service territory that covers the northern part of New Jersey, including municipalities throughout Union, Middlesex, Sussex, Warren, Hunterdon, Morris and Mercer Counties. ETG was founded in 1855 and is based in Union, New Jersey. ETG contributed net income of approximately $50.7 million during 2021.

ETG believes growth exists in the expansion of its Northwestern service territory, the Franklin/Sparta area, and the Hackettstown Interconnect. ETG also serves northern New Jersey's diversified industrial base within its territory with natural gas, which includes pharmaceutical, food and beverage, and transportation industries.

As of December 31, 2021 and 2020, ETG served 305,464 and 301,613 total customers, respectively, in northern and central New Jersey. As of December 31, 2021, ETG served 281,612 residential customers, 23,750 commercial customers and 102 industrial customers. Net additions in 2021 of residential and commercial/industrial customers amounted to 3,760 and 91, respectively.  No part of ETG's business is dependent upon a single customer or a few customers. Gas sales and transportation for 2021 amounted to 49.8 MMdts, of which 43.6 MMdts were firm sales and transportation and 6.2 MMdts were interruptible sales and transportation. The breakdown of firm sales and transportation includes 23.2 MMdts residential, 13.8 MMdts commercial, and 6.6 MMdts industrial.

SJIEE

SJIEE is a direct subsidiary for the purpose of serving as a holding company for all of SJI's non-utility businesses. The following businesses are wholly-owned subsidiaries of SJIEE:

SJE

SJE provides services for the acquisition and transportation of electricity for retail end users and markets total energy management services. SJE markets electricity to residential, commercial and industrial customers. Most customers served by SJE are located within New Jersey, northwestern Pennsylvania and New England. In 2021, SJE contributed approximately $0.7 million to SJI's net income on a consolidated basis.

SJRG

SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis. Customers include energy marketers, electric and gas utilities, power plants and natural gas producers. SJRG's marketing activities occur mainly in the mid-Atlantic, Appalachian and southern regions of the country.

SJRG also conducts price risk management activities by entering into a variety of physical and financial transactions including forward contracts, swap agreements, option contracts and futures contracts. In 2021, SJRG contributed approximately $36.9 million to SJI's net income on a consolidated basis.

SJEX

SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania. SJEX is considered part of SJI's wholesale energy operations. In 2021, SJEX contributed approximately $0.4 million to SJI's net income on a consolidated basis.

Marina

Marina develops and operates on-site energy-related projects. There are several businesses under Marina, as discussed below.

Marina owns entities and solar energy projects which own and operate rooftop solar generation sites located in New Jersey.

Marina also includes the Catamaran joint venture that was entered into in August 2020, which was formed for the purpose of developing, owning and operating renewable energy projects, and supporting SJI's commitment to clean energy initiatives. Catamaran owns Annadale and Bronx Midco, operators of fuel cell projects in New York. Marina, through Catamaran, owns

93% and 92% of Annadale and Bronx Midco, respectively. In 2021, Catamaran completed its acquisition of a solar project in Massachusetts, of which Marina has a 90% ownership interest.

ACLE, BCLE, SCLE and SXLE own landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. ACLE ceased operations on September 30, 2021, while BCLE, SCLE and SXLE ceased operations on June 1, 2020.

In 2020, the Company sold MTF and ACB for a final sales price of $97.0 million. See Note 1 to the consolidated financial statements. MTF previously provided cooling, heating and emergency power to the Borgata Hotel Casino & Spa in Atlantic City, NJ. ACB previously owned and operated a combined heating, cooling and power facility fueled by natural gas located in Atlantic City, New Jersey.

In 2021, Marina incurred a net loss of approximately $7.5 million, which reduced SJI's net income on a consolidated basis by such amount. The loss was primarily due to Marina’s share, through Equity in (Losses) Earnings of Affiliated Companies, of an impairment charge recorded by Energenic, as well as an other-than-temporary impairment charge recognized by Marina related to the realizability of the outstanding notes receivable, including accrued interest, related to Energenic (see Note 3 to the consolidated financial statements).

SJESP

SJESP receives commissions on appliance service contracts from a third party. In 2021, SJESP contributed approximately $1.8 million to SJI's net income on a consolidated basis.

SJEI

SJEI provides energy procurement and cost reduction services. SJEI includes the following wholly-owned subsidiaries:

•AEP, an aggregator, broker and consultant in the retail energy markets that matches end users with suppliers for the procurement of natural gas and electricity.

•EnerConnex, an aggregator, broker and consultant in the retail and wholesale energy markets that matches end users with suppliers for the procurement of natural gas and electricity. On August 7, 2020, SJEI acquired the remaining 75% of EnerConnex, of which SJEI previously held a 25% interest. (see Note 20 to the consolidated financial statements).

In 2021, SJEI incurred a net loss of approximately $0.5 million, which reduced SJI's net income on a consolidated basis by such amount.

Midstream

Midstream owns a 20% equity investment, along with four other investors, in PennEast. In 2021, Midstream incurred a net loss of approximately $85.7 million, which reduced SJI's net income on a consolidated basis by such amount. This loss was caused by an other-than-temporary impairment charge recorded in 2021, and the decision by the partners in PennEast to no longer develop the project. See Note 3 to the consolidated financial statements.

Other

SJI Renewable Energy Ventures, LLC and SJI RNG Devco, LLC hold our equity interest in REV and our renewable natural gas development rights and costs incurred in order to develop certain dairy farms, respectively. In 2021, these entities contributed approximately $0.4 million to SJI's net income on a consolidated basis.

Primary Factors Affecting SJI's Business

SJI's current long-term goals are to grow Economic Earnings Per Share 5-8% annually driven by high quality earnings, a strong balance sheet and a low-to-moderate risk profile. Economic Earnings Per Share is a non-GAAP performance measure that is used by our management to indicate the amount and timing of income from continuing operations after taking into account the impacts of non-utility derivative instruments, noncontrolling interests, and transactions, contractual arrangements and other events that affect comparability of financial statements. This non-GAAP performance measure is explained below in Item 7, "Results of Operations." Our long-term targets are based on expected annual rate base growth of approximately 10 percent, driven by customer growth, a long runway for infrastructure modernization, and clean energy and decarbonization investment. Management established those goals in conjunction with SJI's Board of Directors based upon a number of different internal and external factors that characterize and influence SJI's current and expected future activities.

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

Customer Growth - SJG's area of operations is southern New Jersey. Residential new construction activity remains steady, supported by growth in higher density and multi-family units. Customers for SJG grew 1.6% for 2021 as SJG continues its focus on customer conversions.  In 2021, the 4,489 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 61% of the total new customer acquisitions for the year.

ETG's primary area of operations is central and northern NJ, which continues to grow in multifamily housing and gas infrastructure extensions to unserved areas.  While ETG continues to partner with builders in the new construction sector with the view of increasing natural gas burner tips, ETG is also pursuing conversions throughout its service territory.  As a result, customer additions for ETG grew approximately 1%.  In 2021, consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 42% of the total new customer acquisitions for the year.

Customers in the Utilities' service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and fuel pricing stability. While oil and propane prices have become more competitive with natural gas in the past two years, affecting the number of conversions, the Utilities' leverage their comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - SJG and ETG are primarily regulated by the BPU. The BPU approves the rates that are charged to rate-regulated customers for services provided and the terms of service under which the Utilities operate. The rates and established terms of service are designed to enable the Utilities to recover costs of service and obtain a fair and reasonable return on capital invested.

The BPU approved regulatory mechanisms, along with other BPU approvals, that have the most significant impact on the Utilities' results are described below. For more information on the regulatory environments of the Utilities, see Notes 10 and 11 to the consolidated financial statements.

SJG

In September 2020, SJG settled its rate case petition, resulting in an increase in annual revenues from base rates effective October 1, 2020 of $39.5 million.

The CIP protects SJG's net income from severe fluctuations in gas used by residential, commercial and small industrial customers. See "Rates and Regulations" below.

SJG's AIRP had a program to replace cast iron and unprotected bare steel mains and services. All AIRP investments were reflected in base rates. Additionally, the BPU issued an Order approving an extension of the AIRP for a five-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. SJG earned a return on AIRP II investments once they were placed in service and, thereafter, once they were included in rate base, through annual filings. The AIRP II program concluded September 30, 2021 and the final rate adjustment for this program became effective January 1, 2022.

SJG's SHARP is a program to replace low-pressure distribution mains and services with high-pressure mains and services in coastal areas that are susceptible to flooding during major storms. In May 2018, the BPU issued an order approving a second phase of the SHARP ("SHARP II") for a three-year period, commencing June 1, 2018, with authorized investments of up to $100.3 million to continue storm hardening efforts to further improve safety, redundancy and resiliency of SJG’s natural gas system in coastal areas. Pursuant to the order, SHARP II investments are to be recovered through annual base rate adjustments. The SHARP II program ended June 30, 2021 and the final rate adjustment for this program became effective October 1, 2021.

In September 2020, the BPU approved, on a provisional basis, a $59.4 million decrease in SJG's BGSS gas cost recoveries, effective October 1, 2020 based on SJG's June 2020 BGSS filing. Although SJG's June 2020 BGSS filing included consideration of $22.9 million of costs requested to be recovered over a two-year period related to a previous dispute on a long-term gas supply contract that was settled during 2019 ("supply contract costs"), the provisional rate adjustments effective October 1, 2020 included the temporary removal of the supply contract costs to allow for a further review of these costs during the course of the proceeding. In May 2021, the BPU approved these provisional rates, adjusted for a two-year amortization of the supply contract costs through September 30, 2022, as final, effective June 1, 2021.

In November 2021, the BPU approved, on a provisional basis, a $36.2 million increase in SJG's BGSS gas cost recoveries, effective December 1, 2021. The approval extended the amortization of the supply contract costs to September 30, 2024. In addition, as allowed under the BGSS clause, in November 2021, SJG issued a notice to the BPU of SJG's intent to self-implement a BGSS rate adjustment representing an additional 5% increase of the monthly bill of a typical residential customer, effective December 1, 2021, for a total increase of $56.6 million in revenues.

In November 2020, SJG filed a petition with the BPU, seeking authority to implement an IIP pursuant to which SJG would recover the costs associated with SJG's planned initial investment of approximately $742.5 million from 2021-2026 to, among other things, replace its at-risk plastic and coated steel mains, as well as excess flow valves on new service lines, and related services. This matter is pending before the BPU.

ETG

In November 2019, the BPU approved the settlement of ETG's rate case petition, resulting in an increase to base rate revenues of $34.0 million with new rates in effect November 15, 2019. In December 2021, ETG filed a petition with the BPU requesting a base rate revenue increase, which was updated in February 2022 to a requested increase of $72.9 million, primarily to obtain a return on new capital investments made by ETG since the settlement of its last base rate case in 2019. This matter is pending before the BPU.

ETG's CIP, which was implemented in 2021, is similar to SJG's discussed above. See "Rates and Regulations" below.

In September 2020, the BPU approved, on a provisional basis, a $21.1 million decrease in ETG's BGSS gas cost recoveries, effective October 1, 2020. In June 2021, the BPU approved these provisional rates as final, effective July 1, 2021.

In November 2021, the BPU approved, on a provisional basis, an $11.3 million increase in ETG's BGSS gas cost recoveries, effective December 1, 2021. In addition, as allowed under the BGSS clause, in November 2021, ETG issued a notice to the BPU of ETG's intent to self-implement a BGSS rate adjustment representing an additional 5% increase of the monthly bill of a typical residential customer, effective December 1, 2021, for a total increase of $19.1 million in revenues.

In June 2019, the BPU approved a $300.0 million IIP for ETG effective July 1, 2019. The Order authorized the recovery of costs associated with ETG’s investments of approximately $300.0 million between 2019-2024 to replace its cast-iron and bare steel vintage main and related services. The Order provides for annual recovery of ETG's investments through a separate rate mechanism. In April 2021, ETG submitted its annual filing, reflecting rider rates to increase annual revenues by $7.1 million to reflect the roll-in of $64.0 million of IIP investments for the period July 2020 through June 2021. The BPU issued an Order in September 2021 approving the updated IIP rates effective October 1, 2021.

COVID-19 Impact on the Utilities

On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. On September 14, 2021, the BPU extended this period to December 31, 2022. See "COVID-19" section below.

Weather Conditions and Customer Usage Patterns - Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. The Utilities' earnings are largely protected from fluctuations in temperatures by the CIP. The CIP has a stabilizing effect on utility earnings as the Utilities adjust revenues when actual usage per customer experienced during an annual period varies from an established baseline usage per customer. The WNC rate previously allowed ETG to implement surcharges or credits during the months of October through May to compensate for weather-related changes in customer usage from the previous winter period; the CIP replaced the WNC effective July 1, 2021. The impact of different weather conditions on the earnings of our nonutility businesses is dependent on a range of different factors. Consequently, weather may impact the earnings of SJI's various subsidiaries in different, or even opposite, ways. Further, the profitability of individual subsidiaries may vary from year-to-year despite experiencing substantially similar weather conditions.

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

Fuel Supply Management - SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. As of December 31, 2021 and 2020, we had ten and nine fuel supply management contracts, respectively, and we expect to continue expanding this business.

Changes in Interest Rates - SJI has operated in a relatively low interest rate environment over the past several years. Rising interest rates would raise the expense associated with existing variable-rate debt and all issuances of new debt. We have sought to mitigate the impact of a potential rising rate environment by issuing fixed-rate debt, along with paying down variable-rate debt in 2019 and 2020. SJG also has derivative transactions to hedge against rising interest rates on its variable-rate debt. As of December 31, 2021 and 2020, SJI had 90.1% and 82.5%, respectively, and SJG had 88.5% and 93.6%, respectively, of total short-term debt (including short-term notes payable and current portion of long-term debt) and long-term debt at fixed rates.

Balance Sheet Strength - SJI's and SJG's goal is to maintain a strong balance sheet. SJI's average equity-to-capitalization ratio was approximately 35% and 33% as calculated for the four quarters of 2021 and 2020, respectively. SJG's average equity-to-capitalization ratio was approximately 56% and 53% as calculated for the four quarters of 2021 and 2020, respectively. A strong balance sheet assists us in maintaining the financial flexibility necessary to take advantage of growth opportunities and to address volatile economic and commodity markets while maintaining a low-to-moderate risk platform.

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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS - We prepare our financial statements in accordance with GAAP. Management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. The accounting estimates discussed in this section are those that we consider to be the most critical to our financial statements. An accounting estimate is considered critical if both (a) the nature of the estimate or assumption is material to the levels of subjectivity and judgment involved, and (b) the impact within a reasonable range of outcomes of the estimate is material to our financial condition and/or results of operations. Actual results could differ from those estimates and changes in these estimates could have a material effect on our financial statements. Management has reviewed these critical accounting estimates with the Company's Audit Committee.

The following types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation: regulatory accounting; derivatives; environmental remediation costs; pensions and other postretirement benefit costs; revenue recognition; goodwill; evaluation of equity method investments for other-than-temporary impairment; income taxes and allowance for credit losses as a result of the impacts of COVID-19. Estimates may be subject to future uncertainties, including the continued evolution of the COVID-19 pandemic and its impact on our operations and economic conditions. We regularly evaluate our estimates, and we base our estimates on historical experience and on various other assumptions that are believed to be reasonable.

See Note 1 to the consolidated financial statements, which discusses our significant accounting policies.

Regulatory Accounting (see Notes 10 & 11 to the consolidated financial statements) - The Utilities maintain their accounts according to the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, the Utilities are required to follow ASC 980, Regulated Operations (ASC 980), which requires them to recognize the impact of regulatory decisions on their financial statements. Accordingly, the Utilities assess whether the regulatory assets and liabilities continue to meet the criteria for probable future recovery or refund at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs in the Utilities' jurisdictions, and factors such as changes in applicable regulatory and political environments. If the assessments and estimates made for regulatory assets and regulatory liabilities are ultimately different than actual regulatory outcomes, the impact to our consolidated financial statements could be material.

The Utilities are required under their BGSS clauses to forecast their natural gas costs and customer consumption in setting their rates. Customer consumption is forecast by extrapolating expected future customer consumption based upon recent historical trends including expected customer growth to which the expected rates to be charged to customers for BGSS clause surcharges is then applied. Forecasted natural gas costs are based upon the expected customer consumption volumes multiplied by the relevant forward curve NYMEX pricing expected during the period. Subject to regulator approval, the Utilities are able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS rate on customer billings. The Utilities record any over/under recoveries as a regulatory asset or liability on the consolidated balance sheets and reflect them in the BGSS charge to customers in subsequent years. The Utilities also enter into derivatives that are used to hedge natural gas purchases. The offset to the resulting derivative assets or liabilities is recorded as a regulatory asset or liability on the consolidated balance sheets.

Derivatives (see Notes 16 & 17 to the consolidated financial statements) - SJI recognizes assets or liabilities for contracts that qualify as derivatives that are entered into by its subsidiaries when such contracts are executed. We record contracts at their fair value at the end of each reporting period in accordance with ASC 815, Derivatives and Hedging. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales, if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of ASC 980, derivatives related to the Utilities' gas purchases that are marked-to-market are recorded through the BGSS.  The Utilities also periodically enter into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through the BGSS, subject to BPU approval (see Notes 10 and 11 to the consolidated financial statements). Currently we do not have any energy-related derivative instruments designated as cash flow hedges.

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

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts consist of forward prices developed based on industry-standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement, and for sales of natural gas, would result in a directionally opposite impact to the fair value measurement. Level 3 valuation methods for electricity derivative contracts are not material. Unobservable inputs are updated daily using industry-standard techniques. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

Market pricing risks are further discussed in Item 7A below.

Environmental Remediation Costs (see Note 15 to the consolidated financial statements) - We estimate a range of future costs based on investigation of the environmental cleanup and work plans using existing technologies. Various factors cause a significant amount of uncertainty, including but not limited to: the scope and cost of remediation; the potential impact of litigation; the possibility of insurance recoveries; the parties responsible for the remediation; the impact of changing technologies; the extent of environmental insurance; the length of the remediation process; government regulations, including the requirements of local government authorities, and other factors. In preparing consolidated financial statements, SJI records liabilities for future costs using the lower end of the range because a single reliable estimation point is not feasible due to the various factors listed above. We update estimates each reporting period to take into account past efforts, whether new information becomes available, changes in work plans, new remediation technologies, government regulation changes and site specific requirements. Actual remediation costs could differ from the original estimates, which could materially impact our consolidated financial statements.

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

The following is a summary of a sensitivity analysis for the most significant actuarial assumptions as of and for the year ended December 31, 2021 (dollars are in thousands):

Pension Plans:

Actuarial Assumptions	Increase/(Decrease)	Estimated Increase/(Decrease) on PBO	Estimated Increase/(Decrease) to Expense
Discount Rate	0.50%	$(27,222)	$(2,257)
Discount Rate	(0.50)%	30,122	3,029
Rate of Return on Plan Assets	0.50%	n/a	(1,626)
Rate of Return on Plan Assets	(0.50)%	n/a	1,626

Other Postretirement Benefits:

Actuarial Assumptions	Increase/(Decrease)	Estimated Increase/(Decrease) on PBO	Estimated Increase/(Decrease) to Expense
Discount Rate	0.50%	$(3,279)	$(42)
Discount Rate	(0.50)%	3,640	95
Rate of Return on Plan Assets	0.50%	n/a	(425)
Rate of Return on Plan Assets	(0.50)%	n/a	425

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

The BPU allows the Utilities to recover gas costs in rates through the BGSS price structure. The Utilities defer over/under recoveries of gas costs and include them in subsequent adjustments to the BGSS rate. These adjustments result in over/under recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While the Utilities realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU. This revenue recognition process does not shift earnings between periods, as these clauses only provide for cost recovery on a dollar-for-dollar basis (see Notes 10 and 11 to the consolidated financial statements).

The Utilities' unbilled revenue for natural gas is estimated each month based on: monthly deliveries into the system; unaccounted for natural gas based on historical results; customer-specific use factors, when available; actual temperatures during the period; and applicable customer rates.

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

SJRG's gas revenues are recognized in the period the commodity is delivered. Realized and unrealized gains and losses on energy-related derivative instruments are also recognized in operating revenues for SJRG. SJRG presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues - Nonutility in the statements of consolidated income. This net presentation has no effect on operating income or net income.

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

Goodwill (see Note 21 to the consolidated financial statements) - The Company has $707.0 million of goodwill recorded on the consolidated balance sheets as of December 31, 2021, $700.2 million of which is recorded in the ETG Utility Operations segment. Goodwill represents future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is initially measured at cost, being the excess of the aggregate of the consideration paid or transferred over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount.

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

In preparing the ETG goodwill impairment test, the fair value of the ETG reporting unit was calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Determining the fair value of the ETG reporting unit requires judgment and the use of significant estimates and assumptions as discussed above. Based on the analysis performed, the fair value of the ETG reporting unit closely approached, but exceeded, its carrying amount. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

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

PennEast

Despite the favorable outcomes from the Supreme Court, PennEast continued to experience regulatory and legal challenges resulting in continued delays preventing the commencement of construction and commercial operation of the project. As a result, the Company evaluated its investment in PennEast for an other-than-temporary impairment as of June 30, 2021. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and the likelihoods of success of such options, potential regulatory and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. The Company estimated the fair value of its investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. Based upon this analysis, in the second quarter of 2021, the Company recognized an other-than-temporary impairment charge of $87.4 million, which is recorded in Equity in (Losses) Earnings from Affiliates in the consolidated statements of income for the year ended December 31, 2021.

In September 2021, the PennEast partners, following extensive evaluation and discussion, determined that further development of the project was no longer supported, and thus all further development of the project has ceased. Given that construction of the pipeline will not continue, the Company re-evaluated its investment for an additional other-than temporary impairment. It was determined that no additional impairment was needed as the current value of the investment represented the best estimate of the salvage value of the remaining assets of the project. It is possible that future developments could impact the fair value and could result in the recognition of additional impairment charges.

Energenic

Energenic has cogeneration, long-lived assets related to a project that is not operational. Marina has notes and related interest receivable related to Energenic; such notes are secured by these cogeneration assets for energy service projects.

Energenic reviewed these cogeneration assets for impairment as of December 31, 2021, as it was determined that future development of a project to utilize these assets is no longer probable, and thus the net book value of these assets may exceed their fair market value. The impairment assessment was performed in accordance with ASC 360, Property, Plant and Equipment, and included consideration of development opportunities for the assets as well as receiving a third-party price quote for similar assets. As a result of the impairment test performed, Energenic recorded an impairment charge of $12.7 million, of which Marina recorded its 50% equity interest, or $6.4 million, which was recorded in Equity in (Losses) Earnings of Affiliated Companies on the consolidated statements of income. This loss reduced the Notes Receivable – Affiliate balance on the consolidated balance sheets as our investment in the Energenic affiliate had been reduced to zero as a result of previous losses.

As a result of the impairment charge taken by Energenic, Marina evaluated the realizability of its remaining recorded interests in Energenic, which include notes receivable and related accrued interest, and determined that these interests were no longer realizable above the amount of Marina's share in the fair market value of Energenic's cogeneration assets. As a result, we recognized an other-than-temporary impairment charge of $9.1 million. Of this amount, $6.4 million was recorded in Other Income and Expense related to the write off of interest accrued on the notes receivable (which decreased Accounts Receivable on the consolidated balance sheets), and $2.7 million was recorded in Equity in (Losses) Earnings of Affiliated Companies (which decreased Notes Receivable – Affiliate on the consolidated balance sheets).

Income Taxes (see Note 4 to the consolidated financial statements) - The determination of SJI's and SJG's provision for income taxes requires the use of estimates and the interpretation and application of tax laws. Judgment is required in assessing the deductibility and recoverability of certain tax benefits. A valuation allowance is recorded when it is more likely than not that the Company's deferred tax assets will not be realized. Any significant changes to the estimates and judgments with respect to the interpretations, timing or deductibility could result in a material change to earnings and cash flows.

For state income tax and other taxes, estimates and judgments are required with respect to the apportionment among the various jurisdictions. In addition, we operate within multiple tax jurisdictions and are subject to audits in these jurisdictions. The interpretation of tax laws involves uncertainty since tax authorities may interpret the laws differently. In addition, there is uncertainty with respect to possible outcomes of current and future tax audits. We maintain a liability for the estimate of potential income tax exposure. Any significant changes to the estimates and judgments with respect to the apportionment factor could result in a material change to our results of operations or cash flows.

SJI and SJG are mindful to the fact that the federal and state taxing authorities may make changes to the income tax laws. These changes may include but are not limited to changes in the tax rates and/or the treatment of certain items of income or expense. As a result, the Company may be required to re-measure its deferred tax assets and liabilities as of the date of enactment of such tax law changes. To the extent these tax law or rate changes occur, it could impact our results of operations and cash flows.

COVID-19 - In March 2020, the World Health Organization classified the outbreak of COVID-19 as a pandemic. The rapid spread has resulted in worldwide shutdowns and the halting of business and personal activity as governments around the world imposed regulations to control the spread of COVID-19. As a result, the global economy has been marked by significant slowdowns and uncertainty.

Our business operations continue to function effectively during the pandemic. We are continuously evaluating the global pandemic and are taking necessary steps to mitigate known risks. SJI and SJG provide critical and essential services to our customers and the health and safety of our employees and customers is our first priority. Although the impact to the operations of SJI and SJG has been minimal to date, given the pandemic remains prevalent and the situation is evolving, the future impact on the business of SJI and SJG besides what is noted below is unknown. SJI and SJG considered the impact of COVID-19 on the use of estimates and assumptions used for financial reporting and noted operations and delivery of product to our customers have not been materially impacted. We have experienced increases in uncollectible or slower paying customer accounts during the pandemic but our results of operations for the years ended December 31, 2021 and 2020 have not been materially impacted as any increases in bad debt expense related to the economic impacts of COVID-19 are being deferred as a regulatory asset under a BPU order as discussed further below, as well as in Note 11 to the consolidated financial statements. To date, SJI has not experienced significant reductions in sales volumes across our businesses, and we do not anticipate any significant reductions in sales volumes going forward.

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

The Company has incurred operating costs for emergency supplies, cleaning services, enabling technology and other specific needs during the pandemic. SJI incurred costs of $2.1 million and $2.2 million during 2021 and 2020, respectively; costs incurred by SJG were not material in 2021 and 2020. Going forward, we expect further expenses for the above mentioned items; however, we do not anticipate these additional expenses to be material.

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

Our infrastructure investment programs to replace and upgrade critical utility infrastructure continue to move forward. As a result of COVID-19, certain construction activity had been delayed in early 2020 due to some activity being ceased in accordance with directives from the Governor of New Jersey. Construction activity resumed in 2020 given the directive from the Governor was lifted, and there were no further delays as a result of the pandemic in 2021. Our infrastructure investment programs continue to move forward; however, to the extent the pandemic worsens or a similar directive is put in place in the future for a long period of time, our capital projects could be significantly impacted.

We have considered the impact of COVID-19 on the liquidity position of the Company, and note that it has remained stable throughout this uncertain period, and that SJI's and SJG's ability to borrow has not been materially impacted to date. Further, SJI and SJG have successfully paid off and refinanced debt and SJI raised equity through several public offerings (see Note 6 to the consolidated financial statements). In addition, SJI has continued to pay its quarterly dividend throughout 2021 and 2020. See Liquidity and Capital resources section for a description of borrowings entered into during the period.

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

The Utilities have continued the suspension of disconnects for nonpayment by our customers, based on an executive order issued by the Governor of New Jersey, in which water, gas and electricity providers are barred from cutting services to New Jersey residents. On June 14, 2021, the Governor ended the shutoff moratorium effective July 1, 2021, but established a grace period that ran through the end of 2021. In December 2021, the Governor extended this grace period to March 15, 2022. During the grace period, disconnections for residential customers for nonpayment are prohibited, and low and moderate income households have until March 15, 2022 to work out how to pay back any outstanding bills.

All accounts receivables are carried at the amount owed by customers. The provision for uncollectible accounts is established based on expected credit losses. On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. On September 14, 2021, the BPU extended this period to December 31, 2022. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2022 or within 60 days of the close of the tracking period, whichever is later. The deferred balance is principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery. As of December 31, 2021 and 2020, ETG deferred $10.2 million and $6.1 million, respectively, and SJG deferred $7.7 million and $4.8 million, respectively, of incremental costs principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. See Note 11 to the consolidated financial statements.

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

As a result of the COVID-19 pandemic and the resulting macroeconomic market conditions during 2020, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020 and again as of September 30, 2020. There were no impairments recorded as a result of these impairment tests. In 2021, there were no additional triggering events; as such, the Company performed its annual impairment test as of October 1, 2021. See Note 21 to the consolidated financial statements, along with "Goodwill" above.

NEW ACCOUNTING PRONOUNCEMENTS - See discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the consolidated financial statements.

RATES AND REGULATION - The Utilities are subject to regulation by the BPU. Additionally, the Natural Gas Policy Act contains provisions for Federal regulation of certain aspects of the Utilities' business. The Utilities and SJRG are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transco, Columbia and Dominion, since such services are provided under rates and terms established under the jurisdiction of the FERC. The Utilities' retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The Utilities' primary rate mechanisms include base rates, the BGSS, Accelerated Infrastructure Programs, EEP and the CIP.

The CIP is designed to eliminate the link between the Utilities' profits and the quantity of natural gas sold, and to foster conservation efforts. With the CIP, profits are tied to the number of customers served and how efficiently they are served, thus allowing focus on encouraging conservation and energy efficiency among its customers without negatively impacting net income.  The CIP tracking mechanism adjusts revenue based on weather, and also adjusts revenue when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

For SJG, each CIP year begins October 1 and ends September 30 of the subsequent year. For ETG, each CIP year begins on July 1 and ends on June 30 of the subsequent year, with the first year effective July 1, 2021; prior to this date, ETG had in place a WNC which is discussed below.  On a monthly basis during a CIP year, the Utilities record adjustments to revenue based on weather and customer usage factors, as incurred.  Subsequent to each year, the Utilities make filings with the BPU to review and approve amounts recorded under the CIP.  BPU-approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on revenue at that time.

Utility revenue is recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year.

The effects of the CIP on SJG's net income for the last three years and the associated weather comparisons were as follows (in millions):

	2021	2020	2019
Net Income Impact:
CIP - Weather Related	$16.1	$17.5	$5.6
CIP - Usage Related	(5.2)	2.8	(6.2)
Total Net Income Impact	$10.9	$20.3	$(0.6)

Weather Compared to 20-Year Average	10.4% warmer	12.5% warmer	5.2% warmer
Weather Compared to Prior Year	2.2% colder	8.4% warmer	2.6% warmer

As part of the CIP, the Utilities are required to implement additional conservation programs, including customized customer communication and outreach efforts, targeted upgrade furnace efficiency packages, financing offers, and an outreach program to speak to local and state institutional constituents. They are also required to reduce gas supply and storage assets and their associated fees. Note that changes in fees associated with supply and storage assets have no effect on net income as these costs are passed through directly to customers on a dollar-for-dollar basis.

Earnings accrued and payments received under the CIP are limited to a level that will not cause SJG's return on equity to exceed 9.6% (excluding earnings from off-system gas sales and certain other tariff clauses) and ETG's return on equity to not exceed 9.6% (excluding earnings from certain sale transactions and certain other tariff clauses.) CIP recoveries are limited by the annualized savings attained from reducing gas supply and storage assets.

For ETG, the WNC was designed to recover or refund balances associated with differences between actual and normal weather during the preceding winter periods. The effective winter period of the WNC was defined as October through May. The calculation of WNC ended May 31, 2021 and in 2021, the BPU approved the adoption of the CIP for ETG. Starting July 1, 2021 and for the 6 months ended December 31, 2021, ETG's net income was increased by $2.9 million due to the CIP.

As a result of the WNC, ETG's net income was increased through May 2021 and for 2020 by $2.2 million and $10.2 million, respectively, primarily due to warmer than average weather for the applicable months during the respective winter periods. In 2019, WNC reduced ETG's net income by $5.9 million, primarily due to colder than average weather for the applicable months in the 2019 winter period.

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

CUSTOMER CHOICE LEGISLATION - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999." This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (the “marketer”) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The total number of customers in SJG's service territory purchasing natural gas from a marketer averaged 20,248, 21,089 and 22,216 during 2021, 2020 and 2019, respectively. The total number of customers in ETG's service territory purchasing natural gas from a marketer averaged 8,519, 9,179 and 8,338 during 2021, 2020 and 2019, respectively.

RESULTS OF OPERATIONS:

For information on the changes in results of operations from 2020 compared to 2019, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

Beginning with the first quarter of 2021, our internal management reporting, specifically around our nonutility businesses, changed primarily due to recent acquisitions, and new product lines entered into. These were primarily within the fuel cell, solar, RNG, and retail businesses. As a result of these changes in our businesses, the Company realigned its operating segments. The realigned segments reflect the financial information regularly evaluated by the CODM, which for SJI is the Company's Chief Executive Officer. The operating segments are as follows:

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

•Renewables consists of:
◦The Catamaran joint venture, which owns Annadale and Bronx Midco, along with a solar project in Massachusetts.
◦Solar-generation sites located in New Jersey, and three legacy solar projects, one of which was sold during the first quarter of 2020.
◦The activities of ACLE, BCLE, SCLE and SXLE, which have all ceased operations (see Note 1).
◦MTF and ACB, which were sold in the first quarter of 2020.

• Decarbonization consists of:
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in (Losses) Earnings of Affiliated Companies on the consolidated statements of income.
◦SJI RNG Devco, LLC, which includes costs incurred to develop renewable natural gas operations at certain dairy farms along with the related development rights acquired in 2020. (see Notes 1 and 20 to the consolidated financial statements).

•Midstream invests in infrastructure and other midstream projects, including an investment in PennEast for which development ceased in September 2021 (see Note 3).

•Corporate & Services segment includes costs related to financing, acquisitions and divestitures, and other unallocated costs.

•Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of the gas utility operations of SJG and ETG and, until its sale, ELK. SJI groups its nonutility operations into separate categories: Energy Management; Energy Production; Midstream; and Corporate & Services. Energy Management includes wholesale energy operations and retail services. Energy Production includes renewables and decarbonization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (see Note 1 to the consolidated financial statements).

SJI's net income for 2021 decreased $68.5 million to $88.6 million compared to 2020. SJI's income from continuing operations for 2021 decreased $68.8 million to $88.5 million compared to 2020. The significant drivers for the overall changes were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from Midstream decreased $89.9 million to a loss of $85.7 million compared with 2020, primarily due to an other-than-temporary impairment charge on the Company's equity method investment in PennEast recorded in 2021 and the development of the PennEast project no longer being supported (see Note 3 to the consolidated financial statements). The impairment did not result in a tax benefit as a valuation allowance was established for the federal deferred tax asset related to the capital loss (see Note 4 to the consolidated financial statements).

•The income contribution from the renewables operating segment decreased $22.3 million to a loss of $7.5 million compared with 2020, primarily due to Marina’s share of a loss, recorded through Equity in (Losses) Earnings of Affiliated Companies, of an impairment charge recorded by Energenic, as well as an other-than-temporary impairment charge recognized by Marina related to the realizability of the outstanding notes receivable, including accrued interest, related to Energenic (see Note 3 to the consolidated financial statements). Also contributing to the decrease was less ITC recorded compared to the prior year (see Note 1 to the consolidated financial statements). Partially offsetting these items was the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020.

•The income contribution from the SJG utility operations increased $19.6 million to $127.6 million compared with 2020, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. Also contributing was the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These increases were partially offset by higher depreciation expenses.

•The income contribution from the wholesale energy operations segment increased $11.7 million to $37.3 million, primarily due to the change in unrealized gains and losses on forward financial contracts due to price volatility, along with higher margins from daily energy trading activities and from colder weather experienced in the first and second quarters of 2021.

•Within the Corporate & Services segment, SJI incurred $8.2 million in costs in 2020 that did not recur in 2021 related to the termination of interest rate swaps during the fourth quarter of 2020.

•The income contribution from the gas utility operations at ETG increased $3.0 million to $50.7 million compared with the same period in 2020, primarily due to a gain recorded from a UTUA settlement agreement with the New Jersey Division of Taxation (see Note 1 to the consolidated financial statements), partially offset with higher operations and depreciation expenses.

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

The types of transactions that typically cause the most significant volatility in operating results are as follows:

•    SJRG purchases and holds natural gas in storage and maintains capacity on interstate pipelines to earn profit margins in the future. SJRG utilizes derivatives to mitigate price risk in order to substantially lock-in the profit margin that will ultimately be realized. However, both gas stored in inventory and pipeline capacity are not considered derivatives and are not subject to fair value accounting. Conversely, the derivatives used to reduce the risk associated with a change in the value of inventory and pipeline capacity are accounted for at fair value, with changes in fair value recorded in operating results in the period of change. As a result, earnings are subject to volatility as the market price of derivatives change, even when the underlying hedged value of inventory and pipeline capacity are unchanged. Additionally, volatility in earnings is created when realized gains and losses on derivatives used to mitigate commodity price risk on expected future purchases of gas injected into storage are recognized in earnings when the derivatives settle, but the cost of the related gas in storage is not recognized in earnings until the period of withdrawal. This volatility can be significant from period to period. Over time, gains or losses on the sale of gas in storage, as well as use of capacity, will be offset by losses or gains on the derivatives, resulting in the realization of the profit margin expected when the transactions were initiated.

•    SJE uses forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Several related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated.  These contracts outstanding as of December 31, 2021 were not material.

As a result, management also uses the non-GAAP financial measures of Economic Earnings and Economic Earnings Per Share when evaluating its results of operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of financial performance.

We define Economic Earnings as: Income from Continuing Operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; (ii) less income and plus losses attributable to noncontrolling interests; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's and SJG's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, items excluded from Economic Earnings for 2021, 2020 and 2019 are described in (A)-(G) in the table below.

Economic Earnings is a significant financial measure used by our management to indicate the amount and timing of income from continuing operations that we expect to earn after taking into account the impact of the items described above. Management uses Economic Earnings to manage its business and to determine such items as incentive/compensation arrangements and allocation of resources. Specifically regarding derivatives, we believe that this financial measure indicates to investors the profitability of the entire derivative-related transaction and not just the portion that is subject to mark-to-market valuation under GAAP. We believe that considering only the change in market value on the derivative side of the transaction can produce a false sense as to the ultimate profitability of the total transaction as no change in value is reflected for the non-derivative portion of the transaction.

Economic Earnings for 2021 increased $15.1 million, or 9.2%, to $178.0 million compared to 2020. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from gas utility operations at SJG increased $18.4 million to $127.6 million, primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. Also contributing was the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below. These increases were partially offset by higher depreciation expenses.

•The Economic Earnings contribution from wholesale energy operations increased $8.3 million to $33.5 million compared with 2020, primarily due to higher margins from daily energy trading activities and from colder weather experienced in the first and second quarters of 2021.

•The Corporate and Services segment increased $3.5 million compared with 2020, primarily due to lower interest expenses.

•The Economic Earnings contribution from the renewables operating segment decreased $10.4 million to $5.4 million compared with 2020, primarily due to less ITC recorded compared to the prior year (see Note 1 to the consolidated financial statements), partially offset with the results from the Annadale fuel cell project, which was placed into service during the fourth quarter of 2020.

•The Economic Earnings contribution from gas utility operations at ETG decreased $4.9 million to $42.9 million compared with 2020, primarily due to higher operations and depreciation expenses, partially offset by customer growth.

The following table presents a reconciliation of our income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share (in thousands, except per share data):

	2021	2020	2019

Income from Continuing Operations	$88,514	$157,297	$77,189
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(5,567)	(5,145)	14,546
(Income) Loss Attributable to Noncontrolling Interests	(653)	42	—
Impairment of Equity Method Investments (A)	102,872	—	—
Loss on Property, Plant and Equipment (B)	—	—	10,745
Net Losses from a Legal Proceeding in a Pricing Dispute (C)	—	—	2,336
Acquisition/Sale Net Costs (D)	1,438	2,174	3,468
Other Costs (E)	(7,855)	1,983	4,179
Income Taxes (F)	(14,897)	527	(9,423)
Additional Tax Adjustments (G)	14,176	6,081	—
Economic Earnings	$178,028	$162,959	$103,040

Earnings per Share from Continuing Operations	$0.80	$1.62	$0.84
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(0.05)	(0.05)	0.16
Impairment of Equity Method Investments (A)	0.93	—	—
Loss on Property, Plant and Equipment (B)	—	—	0.12
Net Losses from a Legal Proceeding in a Pricing Dispute (C)	—	—	0.02
Acquisition/Sale Net Costs (D)	0.01	0.02	0.04
Other Costs (E)	(0.07)	0.02	0.04
Income Taxes (F)	(0.13)	0.01	(0.10)
Additional Tax Adjustments (G)	0.13	0.06	—
Economic Earnings per Share	$1.62	$1.68	$1.12

The following table presents a reconciliation of SJG's Income from Continuing Operations to Economic Earnings:

	2021	2020	2019
Income from Continuing Operations	$127,638	$108,059	$87,394
Plus:
Additional Tax Adjustments (G)	—	1,214	—
Economic Earnings	$127,638	$109,273	$87,394

The effect of derivative instruments not designated as hedging instruments under GAAP in the statements of consolidated income (see Note 16 to the consolidated financial statements) is as follows (gains (losses) in thousands):

	2021	2020	2019
Gains (Losses) on energy-related commodity contracts	$5,567	$385	$(11,748)
Gains (Losses) on interest rate contracts	—	4,760	(2,798)
Total Unrealized Mark-to-Market Gains (Losses) on Derivatives	5,567	5,145	(14,546)
Income (Loss) Attributable to Noncontrolling Interests	653	(42)	—
Impairment of Equity Method Investments (A)	(102,872)	—	—
Loss on Property, Plant and Equipment (B)	—	—	(10,745)
Net Losses from a Legal Proceeding in a Pricing Dispute (C)	—	—	(2,336)
Acquisition/Sale Net Costs (D)	(1,438)	(2,174)	(3,468)
Other Costs (E)	7,855	(1,983)	(4,179)
Income Taxes (F)	14,897	(527)	9,423
Additional Tax Adjustments (G)	(14,176)	(6,081)	—
Total reconciling items between income (losses) from continuing operations and Economic Earnings	$(89,514)	$(5,662)	$(25,851)

(A) Represents other-than-temporary impairment charges on the Company’s equity method investments in PennEast and Energenic, as well as an other-than-temporary impairment charge recognized by Marina related to the realizability of the outstanding notes receivable, including accrued interest, related to Energenic. See Note 3 to the consolidated financial statements.

(B) Represents impairment charges taken in 2019 on solar generating facilities along with the agreement to sell MTF and ACB, which were both driven by the expected purchase prices being less than the carrying value of the assets.

(C) Represents net losses, including interest, legal fees and the realized difference in the market value of the commodity (including financial hedges), resulting from a ruling in a legal proceeding related to a pricing dispute between SJI and a gas supplier that began in October 2014.

(D) Represents the following:
•Costs incurred in 2021 to finalize the transactions related to acquiring Bronx Midco and solar projects
•The final working capital payment on the sale of ELK, which was finalized during the first quarter of 2021
•Costs incurred in 2020 to acquire EnerConnex, Annadale, and four solar LLCs
•Gain recorded in 2020 on the step-acquisition of EnerConnex
•Costs incurred and gains/losses recognized in 2020 on the sales of MTF/ACB and ELK
•Costs incurred and gains recognized in 2020 and 2019 on the sale of certain solar assets. The gains pertain to those projects that were not impaired in previous periods.

(E) For 2021, includes a gain recognized by ETG from a UTUA settlement agreement. For 2021, 2020 and 2019, represents severance and other employee separation costs, along with costs incurred to cease operations at landfill gas-to-energy production facilities, including ACLE in 2021.

(F) The income taxes on (A) through (E) above are determined using a combined average statutory tax rate applicable to each period presented.

(G) Represents additional tax adjustments, primarily including
•In 2021, a federal deferred tax asset valuation allowance at SJI related to the impairment charge described in (A)
•In 2020, a state deferred tax valuation allowance at SJI
•In 2020, a one-time tax expense resulting from SJG's stipulation of settlement with the BPU.

SJI Utilities:

SJG Utility Operations - The following tables summarize the composition of SJG utility operation's operating revenues and Utility Margin for the years ended December 31 (in thousands):

	2021		2020			2019
Utility Operating Revenues:
Firm Sales-
Residential	$359,118	57%	$359,714	63%		$346,020	61%
Commercial	82,807	13%	75,031	13%		76,031	13%
Industrial	3,430	1%	2,677	—%		3,833	1%
Cogeneration and Electric Generation	3,883	1%	3,015	1%		3,854	1%
Firm Transportation -
Residential	10,607	2%	10,717	1%		10,626	2%
Commercial	44,121	7%	40,057	2%		37,805	7%
Industrial	30,141	5%	25,445	7%		24,063	4%
Cogeneration and Electric Generation	5,234	1%	4,720	4%		6,138	1%
Total Firm Revenues	539,341	87%	521,376	91%		508,370	90%

Interruptible Sales	375	—%	19	—		63	—
Interruptible Transportation	1,600	—%	1,173	—		1,223	—
Off-System Sales	72,378	12%	44,158	8%		51,787	9%
Capacity Release	3,685	1%	4,205	1%		6,550	1%
Other	1,047	—%	856	—%		1,233	—%
	618,426	100%	571,787	100%		569,226	100%
Less: Intercompany Sales	20,067		7,543		5433	5,433
Total Utility Operating Revenues	598,359		564,244			563,793
Less:
Cost of Sales - Utility	190,887		181,262			211,344
Less: Intercompany Cost of Sales	20,067		7,543			5,433
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	170,820		173,719			205,911
Less: Depreciation & Amortization (A)	126,763		101,035			93,910
Total GAAP Gross Margin	300,776		289,490			263,972
Add: Depreciation & Amortization (A)	126,763		101,035			93,910
Less: CIP Recoveries (B)	10,791		9,837			13,689
Less: TIC Recoveries (B)	369		—			—
Less: RAC recoveries (B)	23,589		25,419			21,553
Less: EET Recoveries (B)	5,003		5,905			3,304
Less: Revenue Taxes	1,483		1,305			1,452
Utility Margin (C)	$386,304		$348,059			$317,884

Utility Margin:
Residential	$251,758	65%	$217,399	63%		$213,787	65%
Commercial and Industrial	103,740	27%	88,684	26%		90,489	29%
Cogeneration and Electric Generation	4,840	1%	4,788	1%		4,896	2%
Interruptible	119	—	58	—		88	—
Off-system Sales & Capacity Release	2,964	1%	1,781	—%		3,333	1%
Other Revenues	1,947	—%	1,385	—%		1,646	—%
Margin Before Weather Normalization & Decoupling	365,368	94%	314,095	90%		314,239	97%
CIP mechanism	14,982	4%	27,965	8%		(844)	1%
EET mechanism	5,954	2%	5,999	2%		4,489	2%
Utility Margin (C)	$386,304	100%	$348,059	100%		$317,884	100%

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

Operating Revenues - SJG Utility Operations 2021 vs. 2020 - Revenues increased $46.6 million, or 8.2%, during 2021 compared with 2020. Excluding intercompany transactions, revenues increased $34.1 million, or 6.0%, during 2021 compared with 2020.

One of the main drivers for the increased revenue was higher firm sales primarily due to customer growth and increases in base rates. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

OSS revenue also increased primarily due to higher commodity costs as a result of higher cash market prices and higher demand. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return the majority of the profits of such activity to its ratepayers.

Utility Margin - SJG Utility Operations 2021 vs. 2020

Management uses Utility Margin, a non-GAAP financial measure, when evaluating the operating results of SJG. Utility Margin is defined as natural gas revenues plus depreciation and amortization expenses, less natural gas costs, regulatory rider recoveries and related volumetric and revenue-based energy taxes. Management believes that Utility Margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider recoveries and related energy taxes are passed through to customers, and since depreciation and amortization expenses are considered to be administrative. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through SJG’s BGSS clause. Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measure.

Total Utility Margin increased $38.2 million, or 11.0%, in 2021 compared with 2020. The increases are primarily due to favorable changes in base rates resulting from the completion of SJG's rate case in September 2020, along with the roll-in of infrastructure programs and customer growth. The change in revenues from SJG's BGSS clause had no impact to SJG's Utility Margin as discussed under "Operating Revenues - SJG Utility Operations" above. Also contributing to the changes in SJG's Utility Margin is the CIP tracking mechanism, which adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the Utility Margin table above and the CIP table in SJG's Management Discussion section, changes year over year to the CIP mechanism are primarily due to variation in customer usage compared to 2020.

ETG Utility Operations:

The following tables summarize the composition of ETG Utility Operations' operating revenues and Utility Margin for the years ended December 31 (in thousands, except for degree day data):

Utility Operating Revenues:	2021	2020	2019
Firm & Interruptible Sales -
Residential	$226,332	$229,188	$211,639
Commercial & Industrial	82,379	73,712	66,769
Firm & Interruptible Transportation -
Residential	2,179	1,654	1,632
Commercial & Industrial	48,369	43,229	34,846
Other	765	1,610	10,242
Total Firm & Interruptible Revenues	360,024	349,393	325,128

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	125,537	120,798	141,269
Less: Depreciation & Amortization (A)	69,778	56,772	29,051
Total GAAP Gross Margin	164,709	171,823	154,808
Add: Depreciation & Amortization (A)	69,778	56,772	29,051
Less: Regulatory Rider Recoveries (B)	20,537	16,204	7,989
Utility Margin (C)	$213,950	$212,391	$175,870

Utility Margin:
Residential	144,688	$139,230	$110,519
Commercial & Industrial	88,912	86,851	63,605
Regulatory Rider Mechanisms	(19,650)	(13,690)	1,746
Utility Margin (C)	$213,950	$212,391	$175,870

Degree Days*	4,127	4,191	4,672

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

Operating Revenues and Utility Margin - ETG Utility Operations 2021 vs. 2020 - ETG consists of natural gas distribution to residential, commercial and industrial customers in northern and central New Jersey. ETG's operating revenues consist of firm sales and transportation, as well as interruptible sales and transportation. ETG does not have any off-system sales. The Utility Margin at ETG is considered a non-GAAP measure and calculated the same as SJG as discussed under "Utility Margin" above.

Revenues from the gas utility operations at ETG increased $10.6 million or 3.0% for the year ended December 31, 2021 compared to 2020. ETG Utility Margin increased $1.6 million or 0.7% for the year ended December 31, 2021 compared to 2020. These increases in revenues and Utility Margin are primarily due to customer growth and colder weather during the first quarter of 2021.

Operating Revenues - Energy Management 2021 vs. 2020 - Combined revenues for Energy Management, net of intercompany transactions, increased $401.0 million to $1.01 billion in 2021 compared with 2020. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations, net of intercompany transactions, increased $420.8 million to $992.0 million, primarily due to revenues earned on gas supply contracts, increases in the average monthly NYMEX settlement price, and colder weather experienced in the first half of 2021. Also impacting the comparative period revenues was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $4.9 million. As discussed in Note 1 to the consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations are presented on a net basis in Operating Revenues – Nonutility on the consolidated statement of income.

•Revenues from retail services, net of intercompany transactions, decreased $19.8 million to $15.8 million, primarily due to lower overall sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. This was partially offset with revenues earned at EnerConnex, which became a wholly-owned subsidiary in the second half of 2020.

Operating Revenues - Energy Production 2021 vs. 2020 - Combined revenues for Energy Production, net of intercompany transactions, increased $9.6 million to $23.9 million in 2021 compared with 2020, primarily due to revenues earned on the Annadale fuel cell facility, partially offset with lack of revenues from MTF and ACB which were sold in February 2020 (see Note 1 to the consolidated financial statements).

Gross Margin - Energy Management & Energy Production - Gross margin for the Energy Management and Energy Production businesses is a GAAP measure and is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas and electric commodity costs as well as certain payroll and related benefits. On the consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility.

Gross margin is broken out between Energy Management and Energy Production below, which are each comprised of a group of segments as described in Note 8 to the consolidated financial statements.

Gross Margin - Energy Management 2021 vs. 2020 - Combined gross margins for Energy Management increased $17.5 million to $65.1 million for 2021 compared with 2020. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations increased $14.1 million to $58.3 million, primarily due to higher margins on daily energy trading activities and colder weather experienced in the first half of 2021. Also contributing to the increase was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded for Economic Earnings and represented a total increase of $4.9 million.

We expect the wholesale energy operations to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•Gross margin from retail services increased $3.4 million to $6.8 million, primarily due to margin earned on EnerConnex, which was acquired in the second half of 2020.

Gross Margin - Energy Production 2021 vs. 2020 - Combined gross margins for Energy Production increased $6.8 million to $20.7 million for 2021 compared with 2020, primarily due to margins earned on the Annadale fuel cell facility, partially offset with lack of margin from MTF and ACB which were sold in February 2020 (see Note 1 to the consolidated financial statements).

Operations and Maintenance Expense - All Segments - A summary of net changes in Operations and Maintenance expense follows (in thousands):

	2021 vs. 2020	2020 vs. 2019
SJI Utilities:
SJG Utility Operations	$(72)	$3,740
ETG Utility Operations	5,462	12,241
ELK Utility Operations	(1,393)	(841)
Subtotal SJI Utilities	3,997	15,140
Nonutility:
Energy Management:
Wholesale Energy Operations	(457)	(363)
Retail Services	(1,554)	2,605
Subtotal Energy Management	(2,011)	2,242
Energy Production:
Renewables	(4,250)	(16,151)
Decarbonization	120	—
Subtotal Energy Production	(4,130)	(16,151)
Midstream	(190)	313
Corporate & Services and Intercompany Eliminations	(4,697)	(5,466)
Total Operations and Maintenance Expense	$(7,031)	$(3,922)

The change in SJG utility Operations and Maintenance expense in 2021 compared with 2020 was not significant.

ETG utility Operations and Maintenance expense increased $5.5 million in 2021 compared with 2020, primarily due to the operation of ETG's RAC, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting increase in revenue compared with the prior year.

Combined Operations and Maintenance expense for Energy Management and Energy Production decreased $6.1 million in 2021 compared with 2020, primarily due to the sale of MTF and ACB and the shutdown of the ACLE, BCLE, SCLE, and SXLE landfill facilities (see Note 1 to the consolidated financial statements), along with contracts at SJE not being renewed.

The Corporate & Services segment had a $4.7 million decrease in Operations and Maintenance Expense in 2021 compared with 2020, primarily due to lower severance and other employee separation costs, lower acquisition costs, and intercompany eliminations.

Depreciation Expense - Depreciation expense increased $13.1 million in 2021 compared with 2020, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG, along with an increase in renewables segment depreciation related to assets at the Annadale fuel cell facility and rooftop solar generation sites.

Energy and Other Taxes - Energy and Other Taxes decreased $10.5 million in 2021 compared with 2020, primarily due to a gain of $11.0 million recognized by ETG from a UTUA settlement agreement with the New Jersey Division of Taxation (see Note 1 to the consolidated financial statements).

Net Gain on Sales of Assets - There were no net gains on sales of assets in 2021. During 2020, the Company recognized $1.1 million in net gains on the sale of MTF and ACB, $0.8 million on the sale of assets related to solar projects and $0.7 million on the sale of ELK.

Other Income and Expense - Other income and expense decreased $3.4 million in 2021 compared with 2020, primarily due to a write-off of accrued interest related to outstanding notes receivable related to Energenic that we do not believe are fully recoverable (see Note 3 to the consolidated financial statements), partially offset with higher investment performance as the first quarter of 2020 saw weaker market conditions from the beginning of the COVID-19 pandemic, along with higher AFUDC income at the Utilities.

Interest Charges - Interest charges increased $8.6 million in 2021 compared with 2020, primarily due to interest incurred on higher amounts of long-term debt outstanding, including issuances that occurred in 2021 (see Note 14 to the consolidated financial statements).

Income Taxes - Income tax expense increased $24.4 million in 2021 compared with 2020, primarily due to an increase in income before income taxes of consolidated subsidiaries in 2021 compared with the prior year along with less ITC recorded in 2021 (see Note 1 to the consolidated financial statements). The impairment charge recorded in 2021 related to our investment in PennEast (see Note 3 to the consolidated financial statements) did not result in a tax benefit during this period as a valuation allowance had been established for the federal deferred tax asset related to the capital loss.

Equity in (Losses) Earnings of Affiliated Companies - Equity in (Losses) Earnings of Affiliated Companies decreased $99.3 million in 2021 compared with 2020 primarily due to other-than-temporary impairment charges on the Company’s equity method investments in PennEast and Energenic, and Marina's share of an asset impairment charge recorded at Energenic (see Note 3 to the consolidated financial statements).

Discontinued Operations - The income (loss) from discontinued operations is not material.

LIQUIDITY AND CAPITAL RESOURCES:

For information on the changes in liquidity and capital resources from 2020 compared to 2019, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity needs are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge and other regulatory clauses; settlement of legal matters; environmental remediation expenditures through the RAC as compared to the timing of collections; working capital needs of SJI's energy trading and marketing activities; the timing of construction and remediation expenditures and related permanent financings; the timing of equity contributions to unconsolidated affiliates; mandated tax payment dates; both discretionary and required repayments of long-term debt; acquisitions; and the amounts and timing of dividend payments.

Cash flows for the years ended December 31, were as follows (in thousands):

	2021	2020	2019
Net Cash Provided by Operating Activities	$273,113	$311,639	$121,052
Net Cash Used in Investing Activities	$(645,497)	$(507,751)	$(477,648)
Net Cash Provided by Financing Activities	$359,993	$209,562	$353,298

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in 2021 produced less net cash than the same period in 2020, primarily due a refund from a third party gas supplier that was received in July 2020, which did not recur in 2021 (see Note 1 to the consolidated financial statements) and higher environmental remediation costs at the Utilities.

Cash Flows from Investing Activities - SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. We estimate the cash outflows for investing activities, net of refinancings and returns/advances on investments from affiliates, for 2022, 2023 and 2024 to be approximately $936.7 million, $798.3 million and $930.3 million, respectively.  The high level of investing activities for 2022, 2023 and 2024 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, and investments in future renewable energy projects including efforts to meet our decarbonization goals, which were announced in April 2021 targeting 70% reduction in emissions by 2030 and 100% by 2040, with at least 25% of capital spending annually in support of sustainability investments. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other significant investing activities of SJI during 2021, 2020 and 2019 were as follows:

•SJI invested a net amount of $44.4 million in 2021 in acquisitions of fuel cell and solar projects (see Note 20 to the consolidated financial statements).

•SJI made net investments in and net advances to unconsolidated affiliates of $60.6 million, $28.9 million and $8.3 million during 2021, 2020 and 2019, respectively. Included in 2021 and 2020 are capital contribution loans made to REV. Included in 2020 is SJI's acquisition of its 35% ownership interest in REV. See Note 3 to the consolidated financial statements.

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

•SJI received approximately $26.8 million in 2019 from the sale of certain solar assets. See Note 1 to the consolidated financial statements.

•In 2019, SJI received $15.6 million as an adjustment to the purchase price related to the ETG/ELK Acquisition.

•In 2019, SJI paid $4.0 million to acquire AEP.

Cash Flows from Financing Activities - The Merger Agreement places limitations on SJI’s ability to engage in certain types of financing transactions without Parent’s consent between the signing of the Merger Agreement and the Effective Time, including issuing equity of SJI (except in the ordinary course pursuant to equity compensation plans) and incurring certain indebtedness for borrowed money.

Short-term borrowings from the commercial paper program and lines of credit from commercial banks have historically been used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred.

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

SJI has historically supplemented its operating cash flow, commercial paper program and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and MTNs, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

Credit facilities and available liquidity as of December 31, 2021 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$152,800	(A)	$347,200	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	109,900	(B)	140,100	September 2026

ETG:
ETG Revolving Credit Facility	250,000	84,000	(C)	166,000	September 2026

Total	$1,000,000	$346,700		$653,300

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

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) only for SJG above, equals the amounts recorded as Notes Payable on the respective consolidated balance sheets as of December 31, 2021.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business' future liquidity needs.

On September 1, 2021, SJI, SJG and ETG (collectively, the "Borrowers") entered into an unsecured, five-year master revolving credit facility (the "Credit Facility") with a syndicate of banks, which expires on September 1, 2026, unless earlier terminated or extended in accordance with its terms. See Note 13 to the consolidated financial statements.

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant limiting the ratio of Indebtedness of each Borrower and its subsidiaries on a consolidated basis to Consolidated Total Capitalization of not more than 0.70 to 1.0 (as such terms are defined in the Credit Facility). SJI, SJG and ETG were all in compliance with these covenants as of December 31, 2021.

Although there can be no assurance, management believes that actions presently being taken to pay off or refinance the short-term debt and borrowings that are due within the next year will be successful, as the Company has been successful in refinancing debt in the past. No adjustments have been made to the financial statements to account for this uncertainty.

For additional information regarding the terms of the credit facilities as well as weighted average interest rates, average borrowings outstanding and maximum amounts outstanding under these credit facilities, see Note 13 to the consolidated financial statements.

Other Financing Activity - 2021

Debt Issuances/Paydowns:

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

In June 2021, SJG paid $7.5 million of 4.93% MTNs due annually beginning June 2021.

In June 2021, ETG issued an aggregate principal amount of $125.0 million of first mortgage bonds in three Tranches. See Note 14 to the consolidated financial statements.

In September 2021, SJG paid $10.0 million of 3.00% MTNs due annually beginning September 2020.

In November 2021, SJG paid $7.0 million of 3.03% MTNs due annually beginning November 2020.

SJG makes payments of $0.9 million annually through December 2025 toward the principal amount of 3.63% MTNs, including payments made in 2021 and 2020.

Equity Activity:

On March 22, 2021, SJI offered 10,250,000 shares of its common stock, par value $1.25 per share, at a public offering price of $22.25 per share. Of the offered shares, 362,359 shares were issued at closing. The remaining 9,887,641 shares of common stock ("Forward Shares") are to be sold by Bank of America, N.A., as forward seller, pursuant to a forward sale agreement. On March 25, 2021, 1,537,500 shares pursuant to the underwriters’ option as part of the underwriting agreement for the above offering of shares were issued at the same public offering price of $22.25. The total share issuance of 1,899,859 resulted in gross proceeds of $42.3 million, with net proceeds, after deducting underwriting discounts and commissions as well as legal fees, totaling $40.6 million. On December 27, 2021, 4,891,579 Forward Shares were issued under the forward sale agreement for net proceeds of $100.0 million.

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

For more information on the above activity, see Note 4 to the consolidated financial statements.

Other Financing Activity - 2020

Debt Issuances/Paydowns:

On March 26, 2020, SJI entered into an unsecured $150.0 million term loan agreement, which was paid off in 2021 as noted above.

On April 3, 2020, SJI entered into an unsecured $200.0 million term loan credit agreement, which bears interest at variable rates. Proceeds from the debt were used to pay down the following:

•$50.0 million outstanding on the SJI revolving credit facility
•$100.0 million SJI Term Loan, which was due to mature in September 2020
•$50.0 million SJI variable rate note

On April 16, 2020, SJG entered into a NPA which provided for SJG to issue and sell its Senior Secured Notes, Series F, 2020 in the aggregate principal amount of $525.0 million in three Tranches; Tranche A and B totaled $400.0 million and were issued on April 16, 2020 while Tranche C of $125.0 million was issued on October 1, 2020. On April 26, 2020, SJG used proceeds from Tranche A and B to pay off $400.0 million principal amount outstanding on its term loan credit agreement. SJG used the Tranche C proceeds for general corporate purposes.

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

On November 10, 2020, ETG entered into a Bond Purchase Agreement which provided for ETG to issue an aggregate of $250.0 million of first mortgage bonds in 5 tranches. The first two tranches totaled $125.0 million and were issued on November 10, 2020, while the final three tranches totaling $125.0 million were issued in 2021 as discussed above.

Equity Activity:

In April 2020, SJI entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") to sell, from time to time, shares of the Company’s common stock, par value $1.25 per share, having an aggregate sale price up to $200.0 million, through an “at-the-market” equity offering program. Pursuant to the Sales Agreement, the shares of common stock were to be offered and sold through any of the named sales agents in negotiated transactions or transactions that are deemed to be “at-the-market” offerings. In June 2020, 8,122,283 shares were sold pursuant to the Sales Agreement at an average market price of approximately $24.62 for total net proceeds of $198.0 million after deducting commissions and other general & administrative expenses. These sales exhausted the shares that were available for sale under the Sales Agreement. The Company used the net proceeds from this offering for general corporate purposes.

On October 16, 2020, SJI filed an amendment to its Certificate of Incorporation that increased the authorized number of shares of its common stock from 120,000,000 to 220,000,000 and the aggregate number of shares authorized to be issued by SJI from 122,500,000 to 222,500,000.

DRP - See Note 6 to the consolidated financial statements.

CAPITAL STRUCTURE - SJI's capital structure was as follows:

	As of December 31,
	2021	2020
Equity	35.8%	32.2%
Long-Term Debt	58.3%	56.4%
Short-Term Debt	5.9%	11.4%
Total	100.0%	100.0%

During 2021, 2020 and 2019, SJI declared quarterly dividends to its common shareholders, which were paid in the months of April, July, October and December for 2021, 2020 and 2019. SJI has a long history of paying dividends on its common stock and has increased its dividend every year since 1999. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a long-term targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments.  However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future. In addition, under the Merger Agreement, SJI’s ability to pay dividends (other than consistent with its past practices) is limited.

COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL REMEDIATION - Total net cash outflows for remediation projects are expected to be $36.5 million, $34.9 million and $45.8 million for 2022, 2023 and 2024, respectively. As discussed in Notes 10, 11 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from ratepayers.

STANDBY LETTERS OF CREDIT — See Note 13 to the consolidated financial statements.

CONVERTIBLE UNITS, EQUITY UNITS AND FORWARD SHARES - See Note 6 to the consolidated financial statements.

NOTES RECEIVABLE-AFFILIATES - See Note 3 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS - SJG and SJRG have certain commitments for both pipeline capacity and gas supply for which they pay fees regardless of usage. Those commitments as of December 31, 2021, average $102.1 million annually and total $575.4 million over the contracts' lives. Approximately 45% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS clause.

In addition, in the normal course of business, SJG and SJRG have entered into long-term contracts for natural gas supplies.  SJRG has committed to purchase 526,400 dts/d of natural gas, from various suppliers, for terms ranging from five to eleven years at index-based prices.  SJG has committed to a purchase of a minimum of 15,000 dts/d and up to 70,000 dts/d, from a supplier for a term of ten years at index-based prices. The Company has a need to fund all future construction and commodity supply purchase obligations and plans to do so with funds raised through short term and long term debt issuances.

See Note 14 to the consolidated financial statements for current and long-term debt outstanding.

The total obligation for expected asset retirement obligations and the liability for unrecognized tax benefits cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJI and SJG made $5.4 million and $5.0 million contributions to its employee benefit plans in 2021, respectively. Future pension and OPEB contributions cannot be determined at this time. Payments related to the unfunded SERP plan for SJI and SJG in 2021, 2020 and 2019 were $3.9 million, $3.9 million and $4.1 million, respectively. SJG has a regulatory obligation to contribute a minimum of $3.7 million annually to its SERP plan, and expects to contribute $3.9 million in 2022 as discussed in Note 12 to the consolidated financial statements.

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

RESULTS OF OPERATIONS:

For information on the changes in SJG's results of operations from 2020 compared to 2019, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for the SJG utility operations are described above under "Results of Operations - SJG Utility Operations;" therefore, this section primarily focuses on statistical information and other information that is not discussed in the results of operations under South Jersey Industries, Inc.

The following table summarizes the composition of selected gas utility throughput for the years ended December 31, (in thousands, except for degree day data):

	December 31, 2021		December 31, 2020		December 31, 2019
Utility Throughput - dts:
Firm Sales -
Residential	24,501	18%	23,277	17%	24,856	15%
Commercial	6,018	4%	5,704	4%	6,485	4%
Industrial	236	—	208	—	373	—
Cogeneration and Electric Generation	706	1%	811	1%	952	1%
Firm Transportation -
Residential	944	1%	1,005	1%	1,174	1%
Commercial	6,111	4%	5,839	4%	6,284	4%
Industrial	10,233	8%	9,771	6%	9,803	6%
Cogeneration and Electric Generation	3,744	3%	3,884	3%	5,682	3%
Total Firm Throughput	52,493	39%	50,499	36%	55,609	34%

Interruptible Sales	21	—	2	—	6	—
Interruptible Transportation	1,118	—	971	1%	1,062	1%
Off-System Sales	14,653	11%	14,837	11%	14,731	9%
Capacity Release	67,941	50%	72,994	52%	91,520	56%

Total Throughput - Utility	136,226	100%	139,303	100%	162,928	100%

Number of Customers at Year End:
Residential	384,062	93%	378,103	93%	370,693	93%
Commercial	26,826	7%	26,369	7%	25,985	7%
Industrial	413	—	414	—	412	—

Total Customers	411,301	100%	404,886	100%	397,090	100%

Annual Degree Days*	4,197		4,107		4,482

*Each day, each degree of average daily temperature below 65 degrees Fahrenheit is counted as one heating degree-day. Annual degree-days is the sum of the daily totals.

Throughput - Gas Utility Operations 2021 vs. 2020 - Total gas throughput decreased 3.1 MMdts, or 2.0%, in 2021 compared with 2020, primarily due to volume decreases in Capacity Release resulting from lower demand.

Operating Revenues & Utility Margin - See SJI's Management Discussion section above.

Operations & Maintenance Expense - See SJI's Management Discussion section above.

Depreciation Expense - Depreciation expense increased $9.2 million in 2021 compared with 2020, primarily due to continuing investment in utility plant.  The increased spending in recent years is a direct result of New Jersey's infrastructure improvement efforts, which included the approval of SJG’s AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in Energy and Other Taxes in 2021 compared with 2020 was not significant.

Other Income and Expense - The change in Other Income and Expense in 2021 compared with 2020 was not significant.

Interest Charges – Interest charges increased $5.7 million in 2021 compared with 2020, primarily due to higher amounts of long-term debt outstanding (see Note 14 to the consolidated financial statements).

Income Taxes – Income tax expense generally fluctuates as income before taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Also, during the first quarter of 2020, SJG recorded $1.2 million in tax expense related to a one-time tax adjustment resulting from the BPU's approval of a stipulation for SJG.

LIQUIDITY AND CAPITAL RESOURCES:

For information on the changes in SJG's liquidity and capital resources for 2020 compared to 2019, refer to the Management Discussion & Analysis section in Item 7 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and capital resources for SJG are substantially covered in the Management’s Discussion of SJI (except for the items and transactions that relate to SJI and its nonutility subsidiaries). Those explanations are incorporated by reference into this discussion.

Liquidity needs for SJG are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge, settlement of legal matters and environmental remediation expenditures through the RAC as compared to the timing of collections; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments.

Cash flows for the year ended December 31 were the following (in thousands):

	2021	2020	2019
Net Cash Provided by Operating Activities	$183,224	$191,187	$131,705
Net Cash Used in Investing Activities	$(257,248)	$(280,557)	$(263,071)
Net Cash Provided by Financing Activities	$71,646	$89,043	$134,855

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in 2021 produced less net cash than 2020, primarily due to a refund from a third party gas supplier that was received in July 2020, which did not recur in 2021 (see Note 1 to the consolidated financial statements) and higher environmental remediation costs.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2022, 2023 and 2024 to be approximately $256.9 million, $334.8 million and $448.9 million, respectively. For capital expenditures, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Cash dividends were not declared or paid by SJG to SJI in 2021, 2020 and 2019.

SJG received $40.0 million and $109.5 million in equity contributions from SJI in 2021 and 2020, respectively. There were no equity contributions to SJG in 2019. Future equity contributions will occur on an as needed basis.

For information on other financing activities at SJG, see the SJI Management & Discussion Analysis above.

Capital Structure - SJG’s capital structure was as follows:

	As of December 31,
	2021	2020
Common Equity	56.3%	53.8%
Long-Term Debt	39.6%	44.2%
Short-Term Debt	4.1%	2.0%
Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:
Total net cash outflows for remediation projects are expected to be $23.1 million, $16.9 million and $31.0 million for 2022, 2023 and 2024, respectively. As discussed in Notes 10, 11 and 15 to the consolidated financial statements, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of December 31, 2021, averaged $81.6 million annually and totaled $354.1 million over the contracts’ lives.  Approximately 35% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

See SJI’s Contractual Obligations discussion related to SJG’s long-term contracts for natural gas supplies.

See Note 14 to the consolidated financial statements for current and long-term debt outstanding.

The total obligation for expected asset retirement obligations and the liability for unrecognized tax benefits cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG made contributions of $5.0 million to its employee benefit plans in 2021. Future pension and OPEB contributions cannot be determined at this time. Payments related to the unfunded SERP plan for SJG in 2021, 2020 and 2019 were $3.9 million, $3.9 million and $4.1 million, respectively. SJG has a regulatory obligation to contribute a minimum of $3.7 million annually to its SERP plan, and expects to contribute $3.9 million in 2022 as discussed in Note 12 to the consolidated financial statements.

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

As part of the Utilities' gas purchasing strategy, SJG and ETG use financial contracts to hedge against forward price risk. These contracts are recoverable through SJG's and ETG's BGSS clauses, subject to BPU approval.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity.  SJI recorded net pre-tax unrealized gains (losses) on these contracts of $5.6 million, $0.4 million and $(11.7) million in earnings during 2021, 2020 and 2019, respectively, which are included with realized gains (losses) in Operating Revenues - Nonutility on the consolidated statements of income.

The fair value and maturity of these energy-trading contracts determined under the mark-to-market method as of December 31, 2021 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$44,642	$10,342	$1,276	$56,260

Prices provided by other external sources	42,142	9,903	232	52,277

Prices based on internal models or other valuation methods	8,257	591	144	8,992

Total	$95,041	$20,836	$1,652	$117,529

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$20,373	$1,479	$27	$21,879

Prices provided by other external sources	36,452	9,438		45,890

Prices based on internal models or other valuation methods	3,177	4,604	531	8,312

Total	$60,002	$15,521	$558	$76,081

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 42.5 MMdts with a weighted average settlement price of $3.50 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 72.1 MMdts with a weighted average settlement price of $(0.46) per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 76.0 MMdts with a weighted average settlement price of $3.09 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are not material.

Based on price sensitivity analysis, an illustrative 5 percent movement in the natural gas futures contract price for SJI and its consolidated subsidiaries, for example, increases (decreases) the reported derivative fair value of all open positions by approximately $3.0 million.

A reconciliation of SJI's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2021	$16,421
Contracts Settled During 2021, Net	(14,433)
Other Changes in Fair Value from Continuing and New Contracts, Net	39,460

Net Derivatives - Energy Related Assets, December 31, 2021	$41,448
Interest Rate Risk - Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at December 31, 2021 was $358.9 million and averaged $249.6 million during 2021. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2021 - 29 b.p. decrease; 2020 - 152 b.p. decrease; 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 82 b.p. increase.  At December 31, 2021, our average interest rate on variable-rate debt was 0.87%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2021, the interest costs on $3.3 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

SJG has interest rate derivatives to mitigate exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are measured at fair value and recorded in Derivatives - Other on the consolidated balance sheets.

As of December 31, 2021, SJG's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

SJI had interest rate derivatives that were terminated in December 2020, at a price equal to the fair value of the instruments of $8.2 million, which was recorded to Interest Charges on the consolidated statements of income for the year ended December 31, 2020.

Credit Risk - As of December 31, 2021, there were no individual counterparties that totaled more than five percent of SJI's current and noncurrent Derivatives - Energy Related Assets.

As of December 31, 2021, SJRG had $123.7 million of Accounts Receivable under sales contracts. Of that total, 38.6% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

South Jersey Gas Company:

The fair value and maturity of SJG's energy-trading and hedging contracts determined under the mark-to-market method as of December 31, 2021 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$4,141	$507	$—	$4,648

Prices provided by other external sources	1,617	—	—	1,617

Prices based on internal models or other valuation methods	3,638	—	—	3,638

Total	$9,396	$507	$—	$9,903

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Maturity Beyond 3 Years	Total

Prices actively quoted	$1,456	$324	$—	$1,780

Prices provided by other external sources	1,064	—	—	1,064

Prices based on internal models or other valuation methods	—	—	—	—

Total	$2,520	$324	$—	$2,844

Contracted volumes of SJG's NYMEX contracts are 9.5 MMdts with a weighted-average settlement price of $3.42 per dt. Contracted volumes for Basis contracts are 1.5 MMdts with a weighted-average settlement price of $1.07 per dt.

Based on price sensitivity analysis, an illustrative 5 percent movement in the natural gas futures contract price for SJG, for example, increases (decreases) the reported derivative fair value of all open positions by approximately $1.9 million.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives - Energy Related Assets, January 1, 2021	$1,082
Contracts Settled During 2021, Net	(1,186)
Other Changes in Fair Value from Continuing and New Contracts, Net	7,163

Net Derivatives - Energy Related Assets, December 31, 2021	$7,059

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at December 31, 2021, was $132.9 million and averaged $64.9 million during 2021. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.5 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2021 - 12 b.p. increase; 2020 - 220 b.p decrease; 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; 2017 - 91 b.p. increase. As of December 31, 2021, SJG's average interest rate on variable-rate debt was 0.12%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2021, the interest costs on $1.1 billion of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

Item 8. Financial Statements and Supplementary Data

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except for Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Operating Revenues:
Utility	$958,383	$918,428	$896,874
Nonutility	1,033,613	622,955	731,752
Total Operating Revenues	1,991,996	1,541,383	1,628,626
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	296,356	297,094	351,284
- Nonutility	948,167	561,841	680,683
Operations and Maintenance	265,140	272,171	276,093
Impairment Charges	—	—	10,745
Depreciation	131,778	118,715	99,753
Energy and Other Taxes	1,435	11,918	11,996
Net Gain on Sales of Assets	—	(2,578)	(3,133)
Total Operating Expenses	1,642,876	1,259,161	1,427,421
Operating Income	349,120	282,222	201,205
Other Income and Expense	4,592	7,979	4,208
Interest Charges	(127,130)	(118,534)	(114,477)
Income Before Income Taxes	226,582	171,667	90,936
Income Taxes	(47,107)	(22,664)	(21,061)
Equity in (Losses) Earnings of Affiliated Companies	(90,961)	8,294	7,314
Income from Continuing Operations	88,514	157,297	77,189
Income (Loss) from Discontinued Operations - (Net of taxes)	51	(255)	(272)
Net Income	88,565	157,042	76,917
Subtract/Add: Income (Loss) Attributable to Noncontrolling Interests	474	(42)	—
Net Income Attributable to South Jersey Industries, Inc.	$88,091	$157,084	$76,917
Basic Earnings per Common Share:
Continuing Operations	$0.81	$1.62	$0.84
Discontinued Operations	—	—	—
Net Income	0.81	1.62	0.84
Subtract/Add: Income (Loss) Attributable to Noncontrolling Interests	—	—	—
Net Income Attributable to South Jersey Industries, Inc.	$0.81	$1.62	$0.84

Average Shares of Common Stock Outstanding - Basic	109,269	96,854	92,130
Diluted Earnings per Common Share:
Continuing Operations	$0.80	$1.62	$0.84
Discontinued Operations	—	—	—
Net Income	0.80	1.62	0.84
Subtract/Add: Income (Loss) Attributable to Noncontrolling Interests	—	—	—
Net Income Attributable to South Jersey Industries, Inc.	$0.80	$1.62	$0.84

Average Shares of Common Stock Outstanding - Diluted	110,120	96,995	92,253

The accompanying notes are an integral part of the consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net Income	$88,565	$157,042	$76,917

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment, net of tax of $(4,426), $2,316, and $2,539, respectively	11,455	(5,692)	(6,498)
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(14), $(12), $(11), respectively	32	34	35

Other Comprehensive Income (Loss) - Net of Tax	11,487	(5,658)	(6,463)

Comprehensive Income	$100,052	$151,384	$70,454
Subtract/Add: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	474	(42)	—
Comprehensive Income Attributable to South Jersey Industries, Inc.	$99,578	$151,426	$70,454

The accompanying notes are an integral part of the consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net Income	$88,565	$157,042	$76,917
(Income) Loss from Discontinued Operations - Net of taxes	(51)	255	272
Income from Continuing Operations	88,514	157,297	77,189
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Net Gain on Sales of Assets	—	(2,578)	(3,133)
Step Acquisition Gain	—	(1,971)	0
Payment of Swap Termination	—	(8,173)	—
Gain on Insurance Proceeds	—	—	(794)
Impairment Charges	—	—	10,745
Impairment on Investments in Equity Method Investees	102,872	—	—
Gain from Tax Settlement	(10,960)	—	—
Depreciation and Amortization	211,652	170,647	133,385
Net Unrealized (Gain) Loss on Derivatives - Energy Related	(5,567)	(385)	11,748
Unrealized (Gain) Loss on Derivatives - Other	—	(4,760)	2,798
Provision for Uncollectibles	10,159	9,558	10,432
CIP Receivable/Payable	3,237	(27,807)	922
Deferred Gas Costs and Energy Related Derivatives - Net of Recoveries	(29,000)	44,450	16,654
Stock-Based Compensation Expense	5,966	5,797	5,209
Deferred and Noncurrent Income Taxes - Net	47,342	21,841	21,543
Environmental Remediation Costs - Net of Recoveries	(34,057)	(19,325)	(49,180)
Gas Plant Cost of Removal	(13,847)	(16,777)	(18,823)
Dividends Received from Equity Method Investments	2,849	1,714	1,770
Income from Equity Method Investments	(5,467)	(8,294)	(7,314)
Societal Benefit Costs Regulatory Asset and Liabilities	(21,915)	(23,068)	(24,503)
Excess Deferred Income Tax	(21,901)	(14,668)	(8,505)
Changes in:
Accounts Receivable	(85,911)	(48,576)	92,614
Accounts Payable and Other Accrued Liabilities	80,715	49,981	(137,717)
Other Assets and Liabilities	(51,570)	26,733	(13,988)
Cash Flows from Discontinued Operations	2	3	—

Net Cash Provided by Operating Activities	273,113	311,639	121,052

Cash Flows from Investing Activities:
Capital Expenditures	(532,026)	(486,451)	(504,212)
Acquisition-related Working Capital Settlement	(267)	—	15,600
Cash Paid for Acquisitions, Net of Cash Acquired	—	(21,613)	(3,952)
Proceeds from Business Dispositions and Sale of Property, Plant and Equipment	—	119,948	26,938
Investment in Contract Receivables	(22,215)	(24,449)	(15,718)
Proceeds from Contract Receivables	13,969	12,904	10,301
Proceeds from Company-Owned Life Insurance	—	—	1,694
Investment in Subsidiary, Net of Cash Acquired	(44,356)	(79,181)	—
Investment in Affiliates	(14,039)	(12,139)	(4,866)
Net Advances on Notes Receivable - Affiliates	(46,563)	(19,301)	(3,433)

Net Repayment of Notes Receivable - Affiliates	—	2,531	—

Net Cash Used in Investing Activities	(645,497)	(507,751)	(477,648)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(262,400)	(252,300)	578,200
Proceeds from Issuance of Long-Term Debt	460,000	1,050,000	429,657
Payments for Issuance of Long-Term Debt	(17,632)	(8,191)	(2,744)
Principal Repayments of Long-Term Debt	(117,909)	(667,909)	(733,909)
Dividends on Common Stock	(133,336)	(114,643)	(106,938)
Proceeds from Sale of Common Stock	429,772	200,000	189,032
Payments for the Issuance of Common Stock	(2,322)	(2,409)	—
Capital Contributions of Noncontrolling Interests in Subsidiary	3,820	6,037	—
Other	—	(1,023)	—

Net Cash Provided by Financing Activities	359,993	209,562	353,298

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(12,391)	13,450	(3,298)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	41,831	28,381	31,679

Cash, Cash Equivalents and Restricted Cash at End of Year	$29,440	$41,831	$28,381

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest (Net of Amounts Capitalized)	$122,070	$108,901	$114,015
Income Taxes (Net of Refunds)	$(301)	$(4,336)	$(10,639)

Supplemental Disclosures of Non-Cash Investing Activities
Capital Expenditures acquired on account but unpaid as of year-end	$36,389	$37,616	$54,321

The accompanying notes are an integral part of the consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except shares)

	December 31,
	2021	2020
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,682,805	$5,265,661
Accumulated Depreciation	(975,619)	(914,122)
Nonutility Property and Equipment, at cost	240,503	147,764
Accumulated Depreciation	(35,367)	(35,069)

Property, Plant and Equipment - Net	4,912,322	4,464,234

Investments:
Available-for-Sale Securities	37	32
Restricted	686	7,786
Investment in Affiliates	38,509	106,230

Total Investments	39,232	114,048

Current Assets:
Cash and Cash Equivalents	28,754	34,045
Accounts Receivable	343,835	278,723
Unbilled Revenues	87,357	85,423
Provision for Uncollectibles	(41,763)	(30,582)
Notes Receivable - Affiliate	5,695	2,847
Natural Gas in Storage, average cost	59,744	39,440
Materials and Supplies, average cost	1,053	2,561
Prepaid Taxes	33,977	23,851
Derivatives - Energy Related Assets	95,041	41,439
Other Prepayments and Current Assets	25,269	29,081

Total Current Assets	638,962	506,828

Regulatory and Other Noncurrent Assets:
Regulatory Assets	672,416	673,992
Derivatives - Energy Related Assets	22,488	6,935
Notes Receivable - Affiliate	64,254	31,073
Contract Receivables	45,339	41,428
Goodwill	706,960	706,960
Other	206,699	143,650

Total Regulatory and Other Noncurrent Assets	1,718,156	1,604,038

Total Assets	$7,308,672	$6,689,148

The accompanying notes are an integral part of the consolidated financial statements.

	December 31,
	2021	2020
Capitalization and Liabilities
Equity:
Common Stock: Par Value $1.25 per share; Authorized Shares: 220,000,000 (2021 and 2020); Outstanding Shares: 117,340,493 (2021) and 100,591,940 (2020)	$146,675	$125,740
Premium on Common Stock	1,559,060	1,218,000
Treasury Stock (at par)	(287)	(321)
Accumulated Other Comprehensive Loss	(26,729)	(38,216)
Retained Earnings	310,433	355,678
Total South Jersey Industries, Inc. Equity	1,989,152	1,660,881
Noncontrolling Interests	10,289	5,995
Total Equity	1,999,441	1,666,876

Long-Term Debt	3,189,009	2,776,400

Total Capitalization	5,188,450	4,443,276

Current Liabilities:
Notes Payable	334,000	596,400
Current Portion of Long-Term Debt	66,076	142,801
Accounts Payable	330,164	256,589
Customer Deposits and Credit Balances	40,355	35,899
Environmental Remediation Costs	40,905	45,265
Taxes Accrued	4,937	6,025
Derivatives - Energy Related Liabilities	60,002	27,006
Derivatives - Other Current	568	659
Deferred Contract Revenues	753	479
Interest Accrued	23,611	21,140
Other Current Liabilities	54,311	31,369

Total Current Liabilities	955,682	1,163,632

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes	198,901	149,534
Environmental Remediation Costs	125,176	148,310
Asset Retirement Obligations	229,030	202,092
Derivatives - Energy Related Liabilities	16,079	4,947
Derivatives - Other Noncurrent	7,432	9,279
Regulatory Liabilities	398,951	420,577
Other	188,971	147,501

Total Deferred Credits and Other Noncurrent Liabilities	1,164,540	1,082,240

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$7,308,672	$6,689,148

The accompanying notes are an integral part of the consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands Except for Per Share Data)

Years Ended December 31, 2019, 2020 and 2021

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2019	$106,883	$843,268	$(292)	$(26,095)	$343,258	$1,267,022	$—	$1,267,022
Net Income	—	—	—	—	76,917	76,917	—	76,917
Other Comprehensive Loss, Net of Tax	—	—	—	(6,463)	—	(6,463)	—	(6,463)
Common Stock Issued or Granted Under Stock Plans	8,610	184,634	3	—	—	193,247	—	193,247
Cash Dividends Declared - Common Stock ($1.16 per share)	—	—	—	—	(106,938)	(106,938)	—	(106,938)

Balance at December 31, 2019	$115,493	$1,027,902	$(289)	$(32,558)	$313,237	$1,423,785	$—	$1,423,785
Net Income (Loss)	—	—	—	—	157,084	157,084	(42)	157,042
Other Comprehensive Loss, Net of Tax	—	—	—	(5,658)	—	(5,658)	—	(5,658)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,247	190,098	(32)	—	—	200,313	—	200,313
Cash Dividends Declared - Common Stock ($1.19 per share)	—	—	—	—	(114,643)	(114,643)	—	(114,643)
Capital Contributions of Noncontrolling Interest in Subsidiaries	—	—	—	—	—	—	6,037	6,037

Balance at December 31, 2020	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876
Net Income	—	—	—	—	88,091	88,091	474	88,565
Other Comprehensive Income, Net of Tax	—	—	—	11,487	—	11,487	—	11,487
Common Stock Issued or Granted Through Equity Offering or Stock Plans	20,935	410,538	34	—	—	431,507	—	431,507
Contract Liability Adjustment (see Note 6)	—	(69,478)	—	—	—	(69,478)	—	(69,478)
Cash Dividends Declared - Common Stock ($1.22 per share)	—	—	—	—	(133,336)	(133,336)	—	(133,336)
Capital Contributions of Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	3,820	3,820

Balance at December 31, 2021	$146,675	$1,559,060	$(287)	$(26,729)	$310,433	$1,989,152	$10,289	$1,999,441

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Revenues	$618,426	$571,787	$569,226
Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	190,887	181,262	211,344
Operations and Maintenance	143,205	143,277	139,537
Depreciation	80,243	71,026	65,965
Energy and Other Taxes	4,877	4,987	4,886
Total Operating Expenses	419,212	400,552	421,732
Operating Income	199,214	171,235	147,494
Other Income and Expense	5,971	5,536	4,376
Interest Charges	(39,133)	(33,388)	(31,654)
Income Before Income Taxes	166,052	143,383	120,216
Income Taxes	(38,414)	(35,324)	(32,822)
Net Income	$127,638	$108,059	$87,394

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Net Income	$127,638	$108,059	$87,394

Other Comprehensive Income (Loss), Net of Tax:

Postretirement Liability Adjustment, net of tax of $(3,352), $1,482, and $2,241, respectively	8,598	(3,765)	(5,553)
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(14), $(12), and $(11), respectively	32	34	35

Other Comprehensive Income (Loss) - Net of Tax	8,630	(3,731)	(5,518)

Comprehensive Income	$136,268	$104,328	$81,876

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net Income	$127,638	$108,059	$87,394
Adjustments to Reconcile Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation and Amortization	127,440	101,711	93,910
Provision for Uncollectibles	7,794	6,209	7,193
CIP Receivable/Payable	3,237	(27,807)	922
Deferred Gas Costs - Net of Recoveries	(25,258)	31,257	9,712
Environmental Remediation Costs - Net of Recoveries	(18,299)	(27,161)	(42,654)
Deferred and Noncurrent Income Taxes and Credits - Net	38,414	35,324	32,822
Gas Plant Cost of Removal	(7,197)	(8,433)	(8,931)
Societal Benefit Costs Regulatory Assets and Liabilities	(11,841)	(11,811)	(12,994)
Excess Deferred Income Tax	(21,901)	(14,668)	(8,508)
Changes in:
Accounts Receivable	(35,969)	(13,846)	8,182
Accounts Payable and Other Accrued Liabilities	8,299	(1,949)	(28,759)
Other Assets and Liabilities	(9,133)	14,302	(6,584)
Net Cash Provided by Operating Activities	183,224	191,187	131,705

Cash Flows from Investing Activities:
Capital Expenditures	(249,100)	(269,012)	(257,654)
Investment in Contract Receivables	(22,117)	(24,449)	(15,718)
Proceeds from Contract Receivables	13,969	12,904	10,301
Net Cash Used in Investing Activities	(257,248)	(280,557)	(263,071)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	60,500	(123,800)	63,800
Proceeds from Issuance of Long-Term Debt	—	525,000	90,000
Principal Repayments of Long-Term Debt	(27,909)	(417,909)	(18,909)
Payments for Issuance of Long-Term Debt	(945)	(3,748)	(36)
Additional Investment by Shareholder	40,000	109,500	—
Net Cash Provided by Financing Activities	71,646	89,043	134,855

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(2,378)	(327)	3,489
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	6,424	6,751	3,262

Cash, Cash Equivalents and Restricted Cash at End of Period	$4,046	$6,424	$6,751

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the year for:
Interest (Net of Amounts Capitalized)	$38,679	$27,630	$31,076
Income Taxes (Net of Refunds)	$1	$1	$(14,122)

Supplemental Disclosures of Noncash Investing Activities
Capital Expenditures acquired on account but not paid at year-end	$20,268	$28,877	$36,040

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2021	December 31, 2020
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,613,360	$3,387,831
Accumulated Depreciation	(656,829)	(606,925)

Property, Plant and Equipment - Net	2,956,531	2,780,906

Investments:
Restricted Investments	686	4,826

Total Investments	686	4,826

Current Assets:
Cash and Cash Equivalents	3,360	1,598
Accounts Receivable	125,848	88,657
Accounts Receivable - Related Parties	7,591	3,989
Unbilled Revenues	43,236	46,837
Provision for Uncollectibles	(25,166)	(17,359)
Natural Gas in Storage, average cost	23,143	14,050
Materials and Supplies, average cost	606	619
Prepaid Taxes	17,252	19,522
Derivatives - Energy Related Assets	9,396	4,053
Other Prepayments and Current Assets	13,413	12,710

Total Current Assets	218,679	174,676

Regulatory and Other Noncurrent Assets:
Regulatory Assets	482,745	495,084
Contract Receivables	45,247	41,428
Derivatives - Energy Related Assets	507	87
Other	63,502	25,258

Total Regulatory and Other Noncurrent Assets	592,001	561,857

Total Assets	$3,767,897	$3,522,265

The accompanying notes are an integral part of the financial statements.

	December 31, 2021	December 31, 2020
Capitalization and Liabilities
Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	505,244	465,244
Accumulated Other Comprehensive Loss	(22,976)	(31,606)
Retained Earnings	991,878	864,240

Total Equity	1,479,994	1,303,726

Long-Term Debt	1,010,727	1,016,280

Total Capitalization	2,490,721	2,320,006

Current Liabilities:
Notes Payable	108,000	47,500
Current Portion of Long-Term Debt	31,084	52,809
Accounts Payable - Commodity	31,846	22,199
Accounts Payable - Other	33,162	44,186
Accounts Payable - Related Parties	12,901	11,049
Derivatives - Energy Related Liabilities	2,520	2,868
Derivatives - Other Current	568	659
Customer Deposits and Credit Balances	25,232	23,637
Environmental Remediation Costs	27,575	23,067
Taxes Accrued	3,615	3,942
Interest Accrued	11,604	10,961
Other Current Liabilities	11,365	11,467

Total Current Liabilities	299,472	254,344

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	222,411	245,360
Deferred Income Taxes	443,402	403,609
Environmental Remediation Costs	64,389	78,176
Asset Retirement Obligations	103,371	89,252
Derivatives - Energy Related Liabilities	324	190
Derivatives - Other Noncurrent	7,432	9,279
Other	136,375	122,049

Total Regulatory and Other Noncurrent Liabilities	977,704	947,915

Commitments and Contingencies (Note 15)

Total Capitalization and Liabilities	$3,767,897	$3,522,265

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	$5,848	$355,744	$(22,357)	$668,787	$1,008,022
Net Income	—	—	—	87,394	87,394
Other Comprehensive Loss, Net of Tax	—	—	(5,518)	—	(5,518)

Balance at December 31, 2019	5,848	355,744	(27,875)	756,181	1,089,898
Net Income	—	—	—	108,059	108,059
Additional Investment by Shareholder	—	109,500	—	—	109,500
Other Comprehensive Loss, Net of Tax	—	—	(3,731)	—	(3,731)

Balance at December 31, 2020	5,848	465,244	(31,606)	864,240	1,303,726
Net Income	—	—	—	127,638	127,638
Other Comprehensive Income, Net of Tax	—	—	8,630	—	8,630
Additional Investment by Shareholder	—	40,000	—	—	40,000

Balance at December 31, 2021	$5,848	$505,244	$(22,976)	$991,878	$1,479,994

The accompanying notes are an integral part of the financial statements.

 Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - SJI provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪SJIU is a holding company that owns SJG and ETG and, until its sale in July 2020, owned ELK.

•SJG is a regulated natural gas utility which distributes natural gas in the seven southernmost counties of New Jersey.
•ETG is a regulated natural gas utility which distributes natural gas in seven counties in northern and central New Jersey.
•ELK is a regulated natural gas utility which distributes natural gas in northern Maryland. On July 31, 2020, SJI sold ELK (see "Sale of ELK" below).

▪SJE acquires and markets electricity to retail end users.

▪SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪Marina develops and operates on-site energy-related projects. Marina includes the Catamaran joint venture that was entered into for the purpose of developing, owning and operating renewable energy projects, and supporting SJI's commitment to clean energy initiatives. Catamaran owns Annadale and Bronx Midco, operators of fuel cell projects in New York, in which Marina, through Catamaran, owns 93% and 92%, respectively. Catamaran also owns a solar generation site in Massachusetts, in which Marina, through Catamaran, owns 90%. The remaining ownership percentages are recorded as Noncontrolling Interests in the consolidated financial statements. Previously, Marina also included MTF and ACB, which were sold in February 2020, and solar projects that were sold in 2020 and 2019 as discussed below under Divestitures. The principal wholly-owned subsidiaries of Marina are:

•ACLE, BCLE, SCLE and SXLE own landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. ACLE ceased operations on September 30, 2021, while BCLE, SCLE and SXLE ceased operations on June 1, 2020.

•Marina owns, directly and through wholly-owned subsidiaries, solar energy projects at rooftop generation sites in New Jersey, including projects that were acquired in 2020 and 2021.

▪SJESP receives commissions on appliance service contracts from a third party.

•Midstream invests in infrastructure and other midstream projects, including the PennEast project for which development ceased in September 2021. See Note 3.

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

•SJI Renewable Energy Ventures, LLC, which holds our equity interest in REV.

•SJI RNG Devco, LLC, which includes our renewable natural gas development rights and costs incurred in order to develop certain dairy farms.

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

ACQUISITIONS – Additional information about these transactions is included in Note 20.

2021:
•Bronx Midco – this entity was formed by Catamaran and a third party and is 99% owned by Catamaran. In June, Bronx Midco purchased a fuel cell project in Bronx, NY, of which Marina, through its ownership in Catamaran, has a 92% ownership interest.

•Acquired two solar energy projects, one in New Jersey and the other in Massachusetts.

2020:
•Rooftop solar generation sites - SJI, through its wholly-owned subsidiary Marina, acquired three entities owning newly operational solar-generation sites in June and a fourth entity in August.

•EnerConnex – In August, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex. Prior to this transaction, SJEI had a 25% interest in EnerConnex; as such, the acquisition of the remaining 75% was accounted for as a business combination achieved in stages.

•Catamaran – In August, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. On the same date, Catamaran purchased 100% ownership of Annadale, of which Marina has a 93% ownership interest.

•REV – In December, SJI, through its wholly-owned subsidiary SJIEE, completed its acquisition of a 35% interest in REV. As part of the transaction, SJI also acquired renewable natural gas development rights in certain dairy farms, previously owned by REV. The 35% interest in REV is accounted for under the equity method of accounting (see Note 3).

2019:
•AEP – In August, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of AEP.

DIVESTITURES –

•Solar assets – In June 2018, the Company, through its wholly-owned subsidiary, Marina, entered into a series of agreements whereby Marina agreed to sell its then-existing portfolio of solar energy projects (for this section, the "Projects"), along with the assets comprising the Projects. These sales occurred during 2018-2020, including Projects sold during 2020 and 2019 for total consideration of $7.2 million and $24.3 million, respectively. In connection with this transaction, Marina was leasing back from the buyer certain of the Projects that had not yet passed the fifth anniversary of their placed-in-service dates for U.S. federal income tax purposes. The leaseback ran from the date each such Project was acquired by the buyer until the later of the first anniversary of the applicable acquisition date and the fifth anniversary of the applicable placed-in-service date of the Project. As of December 31, 2021, there were no remaining Projects that were being leased back from the buyer. The results of these leased back Projects during the years ended 2021, 2020 and 2019 were not material.

The Company recorded pre-tax gains on the sale of these solar projects of $0.8 million and $3.1 million in 2020 and 2019, respectively, in Net Gain on Sales of Assets on the consolidated statements of income, with these gains pertaining to those Projects that were not impaired as discussed under "Impairment of Long-Lived Assets" below.

At December 31, 2019, the Company had two projects that are not part of the above transaction but were previously expected to be sold and, as a result, were recorded as Assets Held For Sale on the consolidated balance sheets as of December 31, 2019. During the fourth quarter of 2020, management made the decision not to sell these two projects. As a result, these projects are recorded as held and used in Property, Plant and Equipment on the consolidated balance sheets as of December 31, 2021 and 2020. SJI recorded $5.3 million of depreciation expense during the fourth quarter of 2020 for depreciation not taken during the time the projects were classified as held for sale. Further, the decision not to sell these projects resulted in a triggering event for management to assess these projects for impairment. As a result of the tests performed, no impairments were recorded as the future undiscounted cash flows exceeded the net book value of the projects as of December 31, 2020.

•MTF & ACB – In February 2020, the Company sold MTF and ACB for a final sales price of $97.0 million, including working capital and recognized a pre-tax gain in 2020 of $1.1 million, which is recorded in Net Gain on Sales of Assets on the consolidated statements of income.

•ELK – In July 2020, the Company sold ELK and, in 2020, received total consideration of approximately $15.6 million and recognized a pre-tax gain of $0.7 million, which is recorded in Net Gain on Sales of Assets on the consolidated statements of income. The working capital settlement finalized in 2021 was not material.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. Such reviews are performed in accordance with ASC 360, Property, Plant and Equipment, where an impairment loss is indicated if the total undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured by the difference between an asset's carrying amount and fair value, with the difference recorded within Impairment Charges on the consolidated statements of income. Fair values can be determined based on agreements to sell assets as well as by a variety of valuation methods, including third-party appraisals, sales prices of similar assets, and present value techniques.

We assessed the long-lived assets of SJI and SJG as of December 31, 2021 and 2020 to determine whether a potential impairment was indicated, including assessing the impact of the COVID-19 pandemic. There were no indicators noted through these assessments that an impairment had occurred.

In 2019, total impairment charges of $10.8 million (pre-tax) were recorded, $2.4 million of which were related to the expected purchase price of two of the unsold solar sites discussed in "Divestitures" being less than their carrying value. The other $8.4 million were impairments of goodwill and identifiable intangible assets, which were the result of the purchase price for MTF and ACB discussed in "Divestitures" being less than its carrying value. These impairment charges were recorded within Impairment Charges on the consolidated statements of income in 2019 and were included within the Renewables segment.

For considerations related to impairments of goodwill and other intangible assets under FASB ASC 350, Intangibles - Goodwill and Other, see Note 21.

EQUITY INVESTMENTS - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on the consolidated balance sheets. Any unrealized gains or losses are included in AOCL.

SJI, through wholly-owned subsidiaries, holds significant variable interests in several companies but is not the primary beneficiary.  Consequently, these investments are accounted for under the equity method. SJI includes the operations of these affiliated companies on a pre-tax basis in the statements of consolidated income under Equity in (Losses) Earnings of Affiliated Companies. In the event that losses and/or distributions from these equity method investments exceed the carrying value, and the Company is obligated to provide additional financial support, the excess will be recorded as either a current or non-current liability on the consolidated balance sheets. If we have provided any additional financial support to the investee, such as loans or advances, our share of losses that exceed the carrying amount of our investment are recorded against that amount of financial support.  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary. See discussion of our equity method investments, including PennEast and Energenic and their related impairment losses, in Note 3.

NONCONTROLLING INTERESTS - Interests held by third parties in consolidated majority-owned subsidiaries are presented as noncontrolling interests, which represents the noncontrolling stockholders’ interests in the underlying net assets of the Company’s consolidated majority-owned subsidiaries. As of December 31, 2021, SJI's noncontrolling interests balances are solely related to the Catamaran projects (see Note 20).

ESTIMATES AND ASSUMPTIONS - The consolidated financial statements were prepared to conform with GAAP. Management makes estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, legal contingencies, pension and other postretirement benefit costs, revenue recognition, goodwill, evaluation of equity method investments for other-than-temporary impairment, income taxes and allowance for credit losses. Estimates may be subject to future uncertainties, including the continued evolution of the COVID-19 pandemic and its impact on our operations and economic conditions, which could affect the fair value of the ETG reporting unit and its goodwill balance (see Note 21), as well as the allowance for credit losses and the total impact and potential recovery of incremental costs associated with COVID-19 (see Notes 7 and 11, respectively).

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

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For retail customers (including customers of SJG) that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. The Utilities also have revenues that arise from alternative revenue programs, which are discussed in Note 19. For ETG and SJG, unrealized gains and losses on energy-related derivative instruments are recorded in Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets of SJI and SJG (see Note 16) until they become realized, in which case they are recognized in operating revenues. SJRG's gas revenues are recognized in the period the commodity is delivered, and operating revenues for SJRG include realized and unrealized gains and losses on energy-related derivative instruments. See further discussion under "Derivative Instruments." SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. The Company recognizes revenue for commissions received related to SJESP appliance service contracts, along with commissions received related to AEP and EnerConnex energy procurement service contracts, on a monthly basis as the commissions are earned. Marina recognizes revenue for renewable energy projects when output is generated and delivered to the customer, and when renewable energy credits have been transferred to the third party at an agreed upon price. See further information in Note 19.

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

ARO - The amounts included under ARO are primarily related to the legal obligations of SJI and SJG to cut and cap gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset, or when management has sufficient information to make an estimate of the obligation. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability and is depreciated over the remaining life of the related asset. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity was as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2021	2020
AROs as of January 1,	$202,092	$263,950
Accretion	8,875	8,185
Additions	6,605	6,574
Settlements	(8,736)	(9,564)
Revisions in Estimated Cash Flows (A)	20,194	(67,053)
AROs as of December 31,	$229,030	$202,092

SJG:	2021	2020
AROs as of January 1,	$89,252	$96,509
Accretion	3,776	4,121
Additions	3,017	3,729
Settlements	(2,221)	(2,579)
Revisions in Estimated Cash Flows (A)	9,547	(12,528)
AROs as of December 31,	$103,371	$89,252

(A) The revisions in estimated cash flows for SJI and SJG for the year ended December 31, 2021 reflect changes in inflation, and for the year ended December 31, 2020 reflect decreases in the estimated retirement costs primarily as a result of changes in contractor costs to settle the ARO liability, along with a decrease to the discount rate.

PROPERTY, PLANT AND EQUIPMENT - For regulatory purposes, utility plant is stated at original cost, which may be different than costs if the assets were acquired from an unregulated entity. Nonutility property, plant and equipment is stated at cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

Utility Plant balances and Nonutility Property and Equipment as of December 31, 2021 and 2020 were comprised of the following (in thousands):

	SJI (includes SJG and all other consolidated subsidiaries):		SJG
	2021	2020	2021	2020
Utility Plant
Production Plant	$241	$1,334	$25	$25
Storage Plant	82,313	90,294	62,140	61,971
Transmission Plant	345,716	338,981	322,051	311,272
Distribution Plant	4,703,918	4,330,797	2,923,016	2,705,893
General Plant	430,940	428,737	264,194	265,185
Other Plant	1,955	1,955	1,855	1,855
Utility Plant In Service	5,565,083	5,192,098	3,573,281	3,346,201
Construction Work In Progress	117,722	73,563	40,079	41,630
Total Utility Plant	$5,682,805	$5,265,661	$3,613,360	$3,387,831
Accumulated Depreciation	(975,619)	(914,122)	(656,829)	(606,925)
Net Utility Plant	$4,707,186	$4,351,539	$2,956,531	$2,780,906

Nonutility Property and Equipment
Solar Assets	$61,478	$40,380	N/A	N/A
Fuel Cell Assets	80,550	80,546	N/A	N/A
Other Assets	24,711	26,838	N/A	N/A
Construction Work In Progress (A)	73,764	—
Total Nonutility Property and Equipment	$240,503	$147,764
Accumulated Depreciation	(35,367)	(35,069)
Net Nonutility Property and Equipment	$205,136	$112,695

(A) Represents costs incurred for ongoing construction of fuel cells, solar energy projects, and renewable natural gas facilities and equipment at dairy farms.

DEPRECIATION - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all SJG depreciable utility property was approximately 2.4% in 2021, 2.5% in 2020, and 2.2% in 2019. The composite rate for all ETG depreciable utility property was approximately 2.5% in 2021, 2.3% in 2020, and 2.4% in 2019. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

All solar and fuel cell assets are included in Nonutility Property, Plant & Equipment on the consolidated balance sheets. Depreciation for solar assets is computed on a straight-line basis over the estimated useful lives of the assets, which range from 20 to 35 years depending on the length of underlying project contracts. All other nonutility property depreciation is computed on a straight-line basis over the estimated useful lives of the property, ranging up to 15 years. Gain or loss on the disposition of nonutility property is recognized in operating income.

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

LEASES - SJI, directly and through certain of its subsidiaries, including SJG, is a lessee of real estate (land and building), fleet vehicles, and office equipment. The Company evaluates its contracts at the lease inception date for the purpose of determining whether the contract is, or contains, a lease on the basis of whether or not the contract grants the Company the use of a specifically identified asset for a period of time, as well as whether the contract grants the Company both the right to direct the use of that asset and receive substantially all of the economic benefits from the use of the asset. We measure the right-of-use asset and lease liability at the present value of future lease payments excluding variable payments based on usage or performance. The majority of our leases are comprised of fixed lease payments, with a portion of the Company’s real estate, fleet vehicles, and office equipment leases including lease payments tied to levels of production, maintenance and property taxes, which may be subject to variability. Variable lease costs not included in the measurement of the lease are presented and disclosed as variable lease cost. We also evaluate contracts in which we are the owner of an underlying asset in the same manner as if it was a lease, to determine if we should be considered the lessor of that asset.

The discount rate used to classify and measure a lease where SJI is a lessee is the rate implicit in the lease unless that rate cannot be readily determinable. In that case, the Company uses its incremental borrowing rate which is a lease-specific secured borrowing rate that factors in SJI’s credit standing and the lease term. SJI uses its incremental borrowing rate as the rate implicit in its leases is not readily determinable, except for the related party lease with SJG as discussed in Note 9.

When measuring a lease, we include options to extend a lease in the lease term when it is reasonably certain that the option will be exercised and exclude all options to terminate the lease when it is reasonably certain that the option will not be exercised. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that we would exercise such option. The renewal options in the leases generally allow the Company to extend the lease for an additional period of between 1 and 5 years, with the exception of a lease agreement between SJI and SJG (see Note 9). Our lease agreements generally do not include restrictions, financial covenants or residual value guarantees. In addition, other than the intercompany lease between SJI and SJG (see Note 9), the Company has not entered into any related party leases.

ASC 842 includes certain practical expedients for arrangements where we are a lessee. We have elected, for all asset classes, the practical expedient to not separate lease components (e.g., costs related to renting the property) from their related non-lease components (e.g., common area maintenance costs), resulting in accounting for them as a single lease component. We have similarly elected, for all asset classes, the balance sheet recognition exemption for all leases with a term of 12 months or less. ASC 842 defines a short-term lease as any lease with a term of 12 months or less which does not include a purchase option that is reasonably certain of being exercised. ASC 842 includes a balance sheet recognition exemption for short-term leases, which the Company has elected for all asset classes. The Company recognizes lease cost for short-term leases on a straight-line basis over the lease term.

DEBT ISSUANCE COSTS & DEBT DISCOUNTS - Debt issuance costs and debt discounts are capitalized and amortized as interest expense on a basis which approximates the effective interest method over the term of the related debt, and are presented as a direct deduction from the carrying amount of the related debt. See Note 14 for total unamortized debt issuance costs and debt discounts that are recorded as a reduction to long-term debt on the consolidated balance sheets of SJI and SJG.

AFUDC & CAPITALIZED INTEREST - SJI and SJG record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities, at the rate of return on the rate base utilized by the BPU to set rates in the Utilities' last base rate proceedings, and amounts are included in Utility Plant on the consolidated balance sheets. These capitalized interest amounts are included in all plant categories, including Construction Work In Progress, in the Utility Plant table above, based on the nature of the underlying projects that qualified for AFUDC and each project's in-service status. For SJG's accelerated infrastructure programs and ETG's infrastructure investment programs, SJG and ETG record AFUDC at a rate prescribed by the programs which are discussed in Note 10. While cash is not realized currently, AFUDC increases the regulated revenue requirement and is included in rate base and recovered over the service life of the asset through a higher rate base and higher depreciation.

Interest charges are presented net of AFUDC and capitalized interest on the statements of consolidated income. The amount of AFUDC and interest capitalized by SJI (including SJG) for the years ended December 31, 2021, 2020 and 2019 was $5.7 million, $7.1 million and $6.0 million, respectively. The amount of AFUDC and interest capitalized by SJG for the years ended December 31, 2021, 2020 and 2019 was $2.9 million, $5.6 million and $4.5 million, respectively.

DERIVATIVE INSTRUMENTS - SJI accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging. We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. SJI and SJG have no fair value or cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. Due to the application of regulatory accounting principles under ASC 980, gains and losses on derivatives related to SJG's and ETG's gas purchases are recorded through the BGSS clause.

Initially and on an ongoing basis, we assess whether derivatives designated as hedges are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on the balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in AOCL will be reclassified into earnings when the forecasted transaction occurs, or when it is probable that it will not occur. Hedge accounting has been discontinued for all remaining derivatives that were designated as hedging instruments. As a result, unrealized gains and losses on these derivatives, that were previously recorded in AOCL on the consolidated balance sheets, are being recorded into earnings over the remaining lives of the derivative contracts.

TREASURY STOCK – SJI uses the par value method of accounting for treasury stock. As of December 31, 2021 and 2020, SJI held 229,978 and 256,372 shares of treasury stock, respectively. These shares are related to deferred compensation arrangements where the amounts earned are held in the stock of SJI.

INCOME TAXES - Deferred income taxes are provided for all significant temporary differences between the book and taxable bases of assets and liabilities in accordance with ASC 740, Income Taxes (see Note 4). Certain deferred income taxes are recorded with offsetting regulatory assets or liabilities by the Company to recognize that income taxes will be recovered or refunded through future rates. A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized (see Note 4).

The U.S. federal government provides businesses with an ITC under Section 48 of the Internal Revenue Code, available to the owner of solar and fuel cell systems that are purchased and placed into service. The Company recognizes ITC on eligible assets in the year in which the project commences commercial operations. Among other requirements, such credits require projects to have commenced construction by a certain date. Accordingly, projects were eligible for a 30% ITC if they commenced construction in 2019, 26% for projects that commence construction in 2020-2022, 22% for projects that commence construction in 2023, and 10% for projects that commence construction thereafter. SJI recorded ITCs of $3.9 million on solar projects and $21.3 million on solar and fuel cell projects in the years ended December 31, 2021 and 2020, respectively. No ITC was recorded during 2019.

TAX SETTLEMENT - In August 2021, ETG recognized a gain of $11.0 million from a UTUA settlement agreement with the New Jersey Division of Taxation. The gain is presented within Energy and Other Taxes in the consolidated statements of income for 2021.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

ACQUISITION ACCOUNTING - At the time of an acquisition, management will assess whether acquired assets and activities meet the definition of a business. If the definition of a business is met, the Company accounts for the acquisition as a business combination and applies the acquisition method. Operating results from the date of acquisition are included in the acquiring entity's financial statements. The consideration transferred for an acquisition is the fair value of the assets transferred, the liabilities incurred or assumed by the acquirer and the equity interests issued by the acquirer. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recorded as goodwill.

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

See Note 20.

AMA - On July 1, 2018, SJRG purchased from a third party an AMA whereby SJRG manages the pipeline capacity of ETG. Total cash paid was $11.3 million. The AMA expires on March 31, 2022; both entities plan to extend this AMA prior to its expiration. Under the AMA, SJRG pays ETG an annual fee of $4.25 million, plus additional profit sharing as defined in the AMA. The amounts received by ETG will be credited to its BGSS clause and returned to its ratepayers. The total purchase price was allocated as follows (in thousands):

Natural Gas in Storage	$9,685
Intangible Asset	19,200
Profit Sharing - Other Liabilities	(17,546)
Total Consideration	$11,339

As of December 31, 2021 and 2020, the balance of the intangible asset is $1.3 million and $6.4 million, respectively, and is recorded to Other Current Assets (2021 and 2020) and Other Noncurrent Assets (2020 only) on the consolidated balance sheets of SJI, with the reduction being due to amortization. As of December 31, 2021 and 2020, the balance in the liability is $3.5 million and $7.0 million and is recorded to Regulatory Liabilities on the consolidated balance sheets of SJI, with the change resulting from profit sharing earned.

THIRD PARTY GAS SUPPLIER REFUND - During the second quarter of 2020, a third party pipeline capacity supplier utilized by the Utilities and the wholesale energy operations at SJRG in the normal course of business settled its rate case with the FERC. As part of the executed settlement, the third party supplier was ordered to refund customers for over billings on transportation costs that had been charged during the rate case period. As a result, SJRG and SJG received refunds totaling approximately $11.2 million and $10.0 million, respectively, in July 2020. Of the total SJRG refund, approximately $7.1 million was remitted to ETG under the terms of the AMA (see above). As transportation costs incurred by ETG under the AMA can be recovered from ratepayers under its BGSS rate mechanism, the $7.1 million was recorded as a Regulatory Liability (see Note 11). For the remaining $3.9 million retained by SJRG, approximately $3.8 million was recorded as Operating Revenues; as noted above, SJRG presents revenues and expenses related to its energy trading activities on a net basis in Operating Revenues. Of the remaining amount, $0.2 million was remitted to ELK, and $0.1 million was related to interest and was recorded in Other Income. As SJG also recovers these costs through its BGSS rate mechanism, the $10.0 million refund was recorded as a reduction to SJG's Regulatory Assets (see Note 11).

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

NEW ACCOUNTING PRONOUNCEMENTS -

Recently Adopted Standards:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
ASU 2019-12: Simplifying the Accounting for Income Taxes	This ASU removes exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize a deferred tax liability for changes in ownership of a foreign subsidiary or equity method investment, and the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss. The guidance also adds requirements to reflect changes to tax laws or rates in the annual effective tax rate computation in the interim period in which the changes were enacted, to recognize franchise or other similar taxes that are partially based on income as an income-based tax and any incremental amounts as non-income-based tax, and to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.	January 1, 2021	Modified retrospective for amendments related to changes in ownership of a foreign subsidiary or equity method investment; Modified retrospective or retrospective for amendments related to taxes partially based on income; Prospective for all other amendments	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG.
ASU 2020-01: Clarifying the Interactions between Topic 321 (Investments - Equity Securities), Topic 323 (Investments - Equity Method and Joint Ventures), and Topic 815 (Derivatives and Hedging)	The amendments in this ASU clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments in this ASU also clarify that, for the purposes of applying Topic 815, an entity should not consider whether, upon the settlement of a forward contract or exercise of a purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825.	January 1, 2021	Prospective	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG.

Standards Not Yet Effective:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG

ASU 2020-04: Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting ASU 2021-01: Reference Rate Reform (Topic 848)	The amendments in ASU 2020-04 provide various optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.

The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to changes in the interest rates used for margining, discounting, or contract price alignment for derivative instruments that are being implemented as part of the market-wide transition to new reference rates (commonly referred to as the "discounting transition").	March 12, 2020 through December 31, 2022

An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.	Prospective for contract modifications and hedging relationships. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic.	Management does not expect adoption of this guidance to have a material impact on the financial statements of SJI and SJG. Management will adopt the new guidance effective January 1, 2022.

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
	January 1, 2022; early adoption permitted, but not before January 1, 2021	Retrospective or Modified Retrospective	Management does not expect adoption of this guidance to have a material impact on the financial statements of SJI and SJG.

ASU 2021-08: Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers
The amendments to ASC 805 in this ASU require an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606 as if it had originated the contracts. The acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired contracts. The standard also provides practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from a business combination.
	January 1, 2023; early adoption is permitted, including adoption in an interim period	Prospectively to business combinations occurring on or after the effective date of the amendments	These amendments have not yet been adopted and management is currently evaluating whether to adopt this amendment prior to the effective date.

ASU 2021-10: Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance	This ASU requires disclosure in the notes to annual financial statements of government financial assistance from local, (city, town, county, municipal), regional, and federal governments and entities related to those governments. Required disclosure for government assistance transactions includes: 1) information about the nature of transactions and the related accounting policy used to account for the transactions; 2) the line items on the balance sheet and income statement that are affected by the transactions and the amounts applicable to each financial statement line item; and 3) significant terms and conditions of the transactions, including commitments and contingencies.	January 1, 2022; early adoption is permitted.	Either (1) Prospectively to all transactions that are reflected in financial statements at the date of initial application and to all transactions that are entered into after adoption (2) retrospectively to those transactions
Since this ASU is disclosure only, adoption will not have an impact on the financial statement results of SJI or SJG. Management is currently determining the impact that adoption of this guidance will have on the disclosures of SJI and SJG.

2.    STOCK-BASED COMPENSATION PLAN:

Under SJI's Omnibus Equity Compensation Plan (Plan), shares, stock appreciation rights, and options may be issued to SJI’s officers (Officers), non-employee directors (Directors) and other key employees.

Grants to Officers and other key employees - SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. SJI also grants performance-based restricted shares which vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. During the years ended December 31, 2021, 2020 and 2019, SJI granted 243,540, 225,278 and 184,791 shares of restricted stock, respectively, to Officers and other key employees under the Plan.  No options were granted or outstanding during the years ended December 31, 2021, 2020 and 2019.  No stock appreciation rights have been issued under the Plan.

Performance-based grants containing market-based performance targets use SJI's TSR relative to a peer group to measure performance. As these TSR-related performance-based grants are contingent upon market and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant on a straight-line basis over the requisite three-year period of each award. In addition, SJI identifies specific forfeitures of share-based awards, and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of the market-based goals. The fair value of TSR-related performance-based restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

Performance-based grants containing earnings-based performance targets use pre-defined CEGR goals for SJI to measure performance. As CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

Grants to Directors - SJI granted 54,419, 38,456 and 30,961 restricted shares to Directors in 2021, 2020 and 2019, respectively.  Shares issued to Directors vest after twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at December 31, 2021, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2019 - TSR	32,292	$32.88	23.2%	2.40%
	2019 - CEGR, Time	69,265	31.38	N/A	N/A
	2020 - TSR	38,813	$25.51	34.8%	0.21%
	2020 - CEGR, Time	123,487	$25.19	N/A	N/A
	2021- TSR	42,716	$28.11	39.9%	0.27%
	2021 - CEGR, Time	185,902	$25.33	N/A	N/A

Directors -	2021	54,419	$24.75	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the years ended December 31 (in thousands):

	2021	2020	2019
Officers & Key Employees	$5,069	$4,590	$4,371
Directors	897	1,207	838
Total Cost	5,966	5,797	5,209

Capitalized	(440)	(46)	(275)
Net Expense	$5,526	$5,751	$4,934

The table above does not reflect the reversal of approximately $1.3 million in 2020 of previously recorded costs associated with TSR and CEGR-based grants for which performance goals were not met.

As of December 31, 2021, there was $6.0 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information regarding restricted stock award activity for SJI during 2021, excluding accrued dividend equivalents:

	Officers & Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2021	449,786	38,456	$28.88
Granted	243,540	54,419	$25.66
Vested	(172,019)	(38,456)	$30.37
Cancelled/Forfeited	(28,832)	—	$25.71
Nonvested Shares Outstanding, December 31, 2021	492,475	54,419	$26.72

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

During the years ended December 31, 2021, 2020 and 2019, SJI issued 146,597, 78,149 and 125,288 shares to its Officers and other key employees at a market value of $3.6 million, $2.2 million and $3.7 million. These issued shares include shares deferred for payout in prior years.

SJG - Officers and other key employees of SJG participate in the Plan. During the years ended December 31, 2021, 2020 and 2019, SJG officers and other key employees were granted 23,010, 7,902 and 6,095 shares, respectively, of SJI restricted stock, which had an immaterial impact to SJG's financial statements for all years.

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
•On January 30, 2020, the FERC voted to approve PennEast’s petition for a declaratory order and expedited action requesting that FERC issue an order interpreting the Natural Gas Act’s eminent domain authority. On the same day, PennEast filed an amendment with the FERC to construct PennEast in two phases. Phase one consisted of construction of a pipeline in Pennsylvania from the eastern Marcellus Shale region in Luzerne County that would terminate in Northampton County. Phase two included construction of the remaining original certificated route in Pennsylvania and New Jersey. Construction was expected to begin following approval by the FERC of the phased approach and receipt of any remaining governmental and regulatory permits.
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
•On December 9, 2020, the Solicitor General filed a brief supporting PennEast's petition for a Writ of Certiorari.
•On December 23, 2020, the NJ Attorney General filed a brief with the Supreme Court in response to the brief of the Solicitor General.
•On February 3, 2021, the Supreme Court granted PennEast's petition for a Writ of Certiorari.
•On June 29, 2021, the Supreme Court ruled that PennEast can sue New Jersey to secure key land-use rights for the project.
•On September 27, 2021, the PennEast partners announced that further development of the project is no longer supported.
•On December 16, 2021, the FERC, recognizing the cancellation of the project, vacated its prior approval of the project.

Despite the favorable outcomes from the Supreme Court, PennEast continued to experience regulatory and legal challenges resulting in continued delays preventing the commencement of construction and commercial operation of the project. As a result, the Company evaluated its investment in PennEast for an other-than-temporary impairment as of June 30, 2021. Our impairment assessment used a discounted cash flow income approach, including consideration of the severity and duration of any decline in fair value of our investment in the project. Our significant estimates and assumptions included development options and the likelihoods of success of such options, potential regulatory and legal outcomes, construction costs, timing of in-service dates, revenues (including forecasted volumes and rates), and discount rates. The Company estimated the fair value of its investment in PennEast using probability weighted scenarios assigned to discounted future cash flows. Based upon this analysis, in the second quarter of 2021, the Company recognized an other-than-temporary impairment charge of $87.4 million, which is recorded in Equity in (Losses) Earnings from Affiliates in the consolidated statements of income for the year ended December 31, 2021 and reduced its investment in PennEast. As of December 31, 2021, the Company’s investment in PennEast totaled $8.2 million as compared to $91.3 million as of December 31, 2020. The impairment did not result in a tax benefit during the year ended December 31, 2021, as a valuation allowance had been established for the federal deferred tax asset related to the capital loss (see Note 4).

In September 2021, the PennEast partners, following extensive evaluation and discussion, determined that further development of the project was no longer supported, and thus all further development of the project has ceased. Given that construction of the pipeline will not continue, the Company re-evaluated its investment for an additional other-than temporary impairment. It was determined that no additional impairment was needed as the current value of the investment represented the best estimate of the salvage value of the remaining assets of the project. It is possible that future developments could impact the fair value and could result in the recognition of additional impairment charges.

Summarized financial information for the years ended December 31 for PennEast, as derived from their statements of income for 2021, 2020 and 2019, is below (in thousands):

	2021	2020	2019
Revenues	$—	$—	$—
Gross Profit	$—	$—	$—
(Loss) Income from Continuing Operations	$(416,073)	$34,663	$32,291
Net (Loss) Income	$(416,073)	$34,663	$32,291
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(83,215)	$6,933	$6,458

Summarized financial information as of December 31 for PennEast as derived from their balance sheets for 2021 and 2020, is below (in thousands):

	2021	2020
Current Assets	$1,216	$3,079
Noncurrent Assets	$45,000	$456,205
Current Liabilities	$479	$2,789
Noncurrent Liabilities	$500	$—

Energenic - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic developed and operated on-site, self-contained, energy-related projects. Energenic currently does not have any projects that are operational; however, it owns cogeneration, long-lived assets for which Energenic has been pursuing project development opportunities. Marina has notes and related interest receivable related to Energenic; such notes are secured by the cogeneration assets.

Energenic reviewed these cogeneration assets for impairment as of December 31, 2021, as it was determined that future development of a project to utilize these assets is no longer probable, and thus the net book value of these assets may exceed their fair market value. The impairment assessment was performed in accordance with ASC 360, Property, Plant and Equipment, and included consideration of development opportunities for the assets as well as receiving a third-party price quote for similar assets. As a result of the impairment test performed, Energenic recorded an impairment charge of $12.7 million, of which Marina recorded its 50% equity interest, or $6.4 million, which was recorded in Equity in (Losses) Earnings of Affiliated Companies on the consolidated statements of income. This loss reduced the Notes Receivable – Affiliate balance on the consolidated balance sheets as our investment in the Energenic affiliate had been reduced to zero as a result of previous losses.

As a result of the impairment charge taken by Energenic, Marina evaluated the realizability of its remaining recorded interests in Energenic, which include notes receivable and accrued interest, and determined that these interests were no longer realizable above the amount of Marina's share in the fair market value of Energenic's cogeneration assets. As a result, we recognized an other-than-temporary impairment charge of $9.1 million. Of this amount, $6.4 million was recorded in Other Income and Expense related to the write off of interest accrued on the notes receivable (which decreased Accounts Receivable on the consolidated balance sheets), and $2.7 million was recorded in Equity in (Losses) Earnings of Affiliated Companies (which decreased Notes Receivable – Affiliate on the consolidated balance sheets).

Summarized financial information for the years ended December 31 for Energenic, as derived from their statements of income for 2021, 2020 and 2019, is below (in thousands):

	2021	2020	2019
Revenues	$143	$144	$144
Gross Profit	$61	$64	$65
Losses from Continuing Operations	$(16,628)	$(3,797)	$(3,795)
Net Losses	$(16,628)	$(3,797)	$(3,795)
Net Losses Attributable to South Jersey Industries, Inc.	$(8,314)	$(1,898)	$(1,898)

Summarized financial information as of December 31 for Energenic as derived from their balance sheets for 2021 and 2020, is below (in thousands):

	2021	2020
Current Assets	$11,181	$10,284
Noncurrent Assets	$8,764	$24,296
Current Liabilities	$17,456	$15,319
Noncurrent Liabilities	$29,378	$29,522

Millennium - SJI and a joint venture partner formed Millennium, in which SJI has a 50% equity interest. Millennium reads utility customers’ meters on a monthly basis for a fee.

Potato Creek - SJI and a joint venture partner formed Potato Creek, in which SJEX has a 30% equity interest.  Potato Creek owns and manages the oil, gas and mineral rights of certain real estate in Pennsylvania.

EnergyMark - SJE has a 33% investment in EnergyMark, an entity that acquires and markets natural gas to retail end users.
For the years ended December 31, 2021, 2020 and 2019, SJRG had net sales to EnergyMark of $25.6 million, $13.7 million and $27.8 million, respectively.

REV - SJI Renewable Energy Ventures, LLC has a 35% equity interest in REV, an LNG distributor and developer of LNG and RNG assets and projects.

Summarized financial information for the years ended December 31 for all affiliates, as derived from their statements of income for 2021, 2020 and 2019, is below (in thousands):

	2021	2020	2019
Revenues	$136,819	$77,266	$94,570
Gross Profit	$30,919	$16,278	$14,930
(Loss) Income from Continuing Operations	$(424,006)	$36,906	$32,825
Net (Loss) Income	$(424,006)	$36,906	$32,825
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(90,961)	$8,294	$7,314

Summarized financial information as of December 31 for all affiliates as derived from their balance sheets for 2021 and 2020, is below (in thousands):

	2021	2020
Current Assets	$67,160	$38,286
Noncurrent Assets	$113,685	$505,846
Current Liabilities	$40,214	$30,586
Noncurrent Liabilities	$93,285	$49,737

AFFILIATE TRANSACTIONS - The Company made net investments in and net advances to certain of the above unconsolidated affiliates of $60.6 million, $28.9 million and $8.3 million in 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, the outstanding balance of Notes Receivable – Affiliates was $69.9 million and $33.9 million, respectively. These Notes Receivable-Affiliates are comprised of:

•As of December 31, 2021 and 2020, $62.6 million and $19.3 million, respectively, of the notes are related to REV which accrue interest at variable rates.

•As of December 31, 2021 and 2020, $2.0 million and $12.1 million, respectively, of notes are related to Energenic, after the impairments discussed above. Such notes are secured by Energenic's cogeneration assets for energy service projects, accrue interest at 7.5%, which is no longer being recognized by Marina as a result of the impairments discussed above, and are to be repaid through 2025, although the Company does not expect to realize amounts above its share of the remaining fair value of Energenic's cogeneration assets discussed above. Current losses at Energenic have been offset against the Notes Receivable – Affiliate balance in recent years as our investment in the Energenic affiliate had been reduced to zero as a result of previous losses.

•As of December 31, 2021 and 2020, $5.3 million and $2.5 million, respectively, of unsecured notes which accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of December 31, 2021 and 2020, SJI had a net asset of approximately $38.5 million and $106.2 million, respectively, included in Investment in Affiliates on the consolidated balance sheets related to equity method investees; the decrease from prior year is due to the impairment charge related to PennEast noted above. SJI’s maximum exposure to loss from these entities as of December 31, 2021 and 2020 is limited to its combined investments in these entities, which includes related Notes Receivable-Affiliates, in the aggregate amount of $108.5 million and $140.1 million, respectively.

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

SJI conducts tests annually to estimate the environmental remediation costs for these properties (see Note 15).

Summarized operating results of the discontinued operations for the years ended December 31, were (in thousands, except per share amounts):

	2021	2020	2019
Income (Loss) before Income Taxes:
Sand Mining	$854	$(49)	$(79)
Fuel Oil	(789)	(272)	(263)
Income Tax (Expense) Benefits	(14)	66	70
Income (Loss) from Discontinued Operations — Net	$51	$(255)	$(272)
Earnings Per Common Share from
Discontinued Operations — Net:
Basic and Diluted	$—	$—	$—

GUARANTEES - SJI has issued guarantees to third parties on behalf of its consolidated subsidiaries. See Note 15.

SJG RELATED-PARTY TRANSACTIONS - SJG conducts business with its parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJIEE - a wholly-owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility operating businesses, including the following subsidiaries:

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

SJIU - a holding company that owns SJG. SJIU incurs corporate-level expenses such as employee salaries and benefits, legal fees, and consulting fees and charges a portion of these expenses to SJG.

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

On July 1, 2021, SJG (the lessor) and SJI (the lessee) entered into an intercompany lease agreement for the Company's corporate headquarters in Folsom, NJ (see Note 9).

A summary of related party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	2021	2020	2019
Operating Revenues/Affiliates:
SJRG	$20,067	$7,483	$5,039
Marina	—	60	394
Other	83	80	80
Total Operating Revenues/Affiliates	$20,150	$7,623	$5,513

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	2021	2020	2019
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG	$5,013	$4,969	$9,612

Operations Expense/Affiliates:
SJI (parent company only)	$25,919	$26,173	$22,462
SJIU	4,281	3,825	1,833
Millennium	3,458	3,277	3,146
Other	180	1,516	1,680
Total Operations Expense/Affiliates	$33,838	$34,791	$29,121

4.    INCOME TAXES:

SJI files a consolidated federal income tax return and various state income tax returns, some of which are combined or unitary.

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for SJI and SJG for the following reasons (in thousands):

	2021	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Tax at Statutory Rate	$28,481	$37,791	$20,633
Increase (Decrease) Resulting from:
State Income Taxes	11,666	7,896	7,813
Federal and State Valuation Allowance	15,069	7,392	—
ESOP Dividend	(608)	(627)	(697)
Impairment on Investment in Equity Method Investee	4,172	—	—
AFUDC	(1,327)	(1,901)	(1,546)
Amortization of Excess Deferred Taxes	(5,354)	(6,174)	(3,475)
Investment and Other Tax Credits	(5,993)	(23,439)	(953)
Other - Net	1,001	1,726	(714)
Income Taxes:
Continuing Operations	47,107	22,664	21,061
Discontinued Operations	14	(66)	(70)
Total Income Tax Expense	$47,121	$22,598	$20,991

SJG:
Tax at Statutory Rate	34,871	30,111	25,245
Increase (Decrease) Resulting from:
State Income Taxes	8,311	8,965	9,542
ESOP Dividend	(517)	(533)	(592)
AFUDC	(461)	(821)	(591)
Amortization of Excess Deferred Taxes	(3,075)	(3,154)	—
Other - Net	(715)	756	(782)
Total Income Tax Expense	38,414	35,324	32,822

The provision for income taxes is comprised of the following (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2021	2020	2019

Current:
Federal	$—	$—	$—
State	(235)	823	(482)
Total Current	(235)	823	(482)
Deferred:
Federal	31,209	3,312	11,171
State	16,133	18,529	10,372
Total Deferred	47,342	21,841	21,543
Income Taxes:
Continuing Operations	47,107	22,664	21,061
Discontinued Operations	14	(66)	(70)
Total Income Tax Expense (Benefit)	$47,121	$22,598	$20,991

SJG:
Current:
Federal	$—	$—	$—
State	—	—	—
Total Current	—	—	—
Deferred:
Federal	27,894	23,976	20,744
State	10,520	11,348	12,078
Total Deferred	38,414	35,324	32,822
Total Income Tax Expense	$38,414	$35,324	$32,822

For the year ended December 31, 2021, the change in SJI income tax expense in 2021 compared with 2020 increased primarily due to an increase in income before income taxes of consolidated subsidiaries along with less ITC. For the year ended December 31, 2020, the change in SJI Income Tax expense in 2020 compared with 2019 increased primarily due to an increase in income before income taxes in 2020 compared with the prior year along with the valuation allowance discussed below. These increases were partially offset with the benefits from ITC recorded for fuel cell and solar projects that commenced operations in 2020 (see Note 1). For the year ended 2019, changes in SJI tax expense correlated with changes in income before income taxes. For the years ended 2021, 2020 and 2019, changes in SJG tax expense correlated with changes in income before income taxes.

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

DEFERRED TAX ASSETS AND LIABILITIES - The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax assets and liabilities for SJI and SJG at December 31 (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2021	2020
Deferred Tax Assets:
Net Operating Loss Carryforward	$179,518	$141,252
Investment and Other Tax Credits	251,541	243,827
Deferred State Tax	30,567	24,338
Income Taxes Recoverable Through Rates	88,201	92,739
Pension & Other Post Retirement Benefits	16,575	34,558
Deferred Revenues	5,355	4,530
Provision for Uncollectibles	11,979	8,763

Other	15,461	17,691
Total Deferred Tax Asset	599,197	567,698
Valuation Allowance	(22,484)	(7,392)
Total Deferred Tax Asset, net of Valuation Allowance	$576,713	$560,306
Deferred Tax Liabilities:
Book versus Tax Basis of Property	$586,081	$512,357
Deferred Gas Costs - Net	14,102	13,737
Derivatives / Unrealized Gain	2,567	1,215
Environmental Remediation	49,378	50,262
Deferred Regulatory Costs	19,165	13,360
Budget Billing - Customer Accounts	6,310	5,248
Deferred Pension & Other Post Retirement Benefits	21,973	33,307
CIP	5,196	6,178
Equity In Loss Of Affiliated Companies	3,744	16,019
Goodwill Amortization	41,517	28,013
Other	8,176	8,977
Total Deferred Tax Liability	$758,209	$688,673
Deferred Tax Liability - Net	$181,496	$128,367

SJG:
Deferred Tax Assets:
Net Operating Loss and Tax Credits	$27,688	$35,301
Deferred State Tax	25,039	22,918
Provision for Uncollectibles	6,997	4,887
Income Taxes Recoverable Through Rates	54,900	58,573
Pension & Other Post Retirement Benefits	8,742	20,857
Deferred Revenues	5,479	4,739
Other	2,717	2,813
Total Deferred Tax Assets	$131,562	$150,088

Deferred Tax Liabilities:
Book Versus Tax Basis of Property	$456,216	$435,764
Deferred Fuel Costs - Net	18,015	10,189
Environmental Remediation	45,496	46,857
Deferred Regulatory Costs	17,209	15,087
Deferred Pension & Other Post Retirement Benefits	13,064	21,398
Budget Billing - Customer Accounts	6,310	5,248
Section 461 Prepayments	1,528	1,469
CIP	5,196	6,178
Other	11,930	11,507
Total Deferred Tax Liabilities	$574,964	$553,697

Deferred Tax Liability - Net	$443,402	$403,609

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2021 and 2020, there were no income taxes due to or from SJI.

NOL AND ITC CARRYFORWARD - As of December 31, 2021, SJI has the following federal and state net operating loss carryforwards (in thousands):

	Net Operating Loss Carryforwards
Expire in:	Federal	State
2031	$—	$11,395
2032	21,541	3,108
2033	57,515	18,557
2034	107,043	13,658
2035	51,385	25,063
2036	102,256	126,344
2037	85,444	96,697
2038	—	127,846
2039	—	129,940
2040	—	82,476
2041	—	132,396
Indefinite	161,029	—
	$586,213	$767,480

As of December 31, 2021, SJI has the following investment tax credit carryforwards (in thousands):

Expire in:	Investment Tax Credit Carryforwards
2030	$11,628
2031	25,664
2032	32,031
2033	45,606
2034	37,699
2035	45,005
2036	11,744
2037	636
2038	93
2039	—
2040	23,814
2041	4,364
$238,284

SJI and SJG also have federal research and development credits of $7.7 million and $3.2 million, respectively, which will expire between 2031 and 2040. SJI and SJG have state credits of $6.8 million and $3.8 million, respectively, that will expire between 2024 and 2041.

As of December 31, 2021 and 2020, SJG has total federal net operating loss carryforwards of $33.6 million and $67.7 million, respectively, that will expire between 2036 and 2037. As of December 31, 2021 and 2020, SJG has a state net operating loss carryforward of $192.0 million and $212.8 million, respectively, that will expire between 2036 and 2039.

A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. As of December 31, 2021 and 2020, SJI had a total federal and state valuation allowance of $22.5 million and $7.4 million, respectively, recorded on the consolidated balance sheets. SJI recorded a valuation allowance of $14.2 million in 2021 against the federal deferred tax asset related to the capital loss that resulted from the other-than-temporary impairment charge taken on the Company's investment in PennEast (see Note 3). SJI recorded a valuation allowance of $7.4 million in 2020 related to certain state net operating loss and state credit carryforwards expected to expire prior to being fully utilized. SJG believes that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2021	2020	2019
Balance at January 1,	$2,372	$1,566	$1,147
Increase as a result of tax positions taken in prior years	14,611	806	419
Balance at December 31,	$16,983	$2,372	$1,566

SJG:
Balance at January 1,	$1,129	$1,104	$1,063
Increase as a result of tax position taken in prior years	14,023	25	41
Balance at December 31,	$15,152	$1,129	$1,104

The total unrecognized tax benefits reflected in the table above exclude $1.9 million, $0.9 million and $0.8 million of accrued interest and penalties for each of the years ended December 31, 2021, 2020 and 2019 for both SJI and SJG. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant. The Company's policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2021, 2020 or 2019. The majority of the increased tax position in 2021 and 2020 is attributable to research and development credits and specified liability loss carryback claims. The Company does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. In 2021, SJG recorded a reserve of $13.9 million for a portion of tax benefits related to tax positions taken in prior years. The reserve is recorded in Other Noncurrent Liabilities in the consolidated balance sheets as of December 31, 2021. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which could result in proposed assessments. Future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are determined or resolved or as such statutory audit periods are closed. We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the consolidated balance sheets as of December 31, 2021.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states, tax credits and federal carryback claims. The IRS has finalized its audits of the Company's consolidated federal income tax returns through 2013. Federal income tax returns from 2014 forward and state income tax returns from 2013 forward are open and subject to examination.
5.    PREFERRED STOCK:

REDEEMABLE CUMULATIVE PREFERRED STOCK - SJI has 2,500,000 authorized shares of Preference Stock, no par value, which has not been issued.

6.    COMMON STOCK:

The following shares were issued and outstanding at December 31:

	2021	2020	2019
Beginning of Year	100,591,940	92,394,155	85,506,218
New Issuances During Year:
Settlement of Equity Forward Sale Agreement	4,891,579	—	6,779,661
Stock-Based Compensation Plan	161,990	75,502	108,276
Public Equity Offering	11,694,984	8,122,283	—
End of Year	117,340,493	100,591,940	92,394,155

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of December 31, 2021. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

AUTHORIZED SHARES - On October 16, 2020, SJI filed an amendment to its Certificate of Incorporation that increased the authorized number of shares of its common stock from 120,000,000 to 220,000,000 and the aggregate number of shares authorized to be issued by SJI from 122,500,000 to 222,500,000.

ATM PUBLIC EQUITY OFFERING -

•In April 2020, SJI entered into an ATM Equity Offering Sales Agreement (the "Sales Agreement") to sell, from time to time, shares of the Company’s common stock, par value $1.25 per share, having an aggregate sale price up to $200.0 million, through an “at-the-market” equity offering program. In June 2020, 8,122,283 shares were sold pursuant to the Sales Agreement at an average market price of approximately $24.62 for total net proceeds of $198.0 million after deducting commissions and other general & administrative expenses. These sales exhausted the shares that were available for sale under the Sales Agreement. The Company used the net proceeds from this offering for general corporate purposes.

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

•On December 27, 2021, 4,891,579 Forward Shares were issued under the forward sale agreement for net proceeds of $100.0 million, The forward price used to determine cash proceeds received by SJI was calculated based on the initial forward sale price, as adjusted for underwriting fees, interest rate adjustments as specified in the forward sale agreement and any dividends paid on our common stock during the forward period.

EQUITY UNITS PUBLIC OFFERING -

•On March 22, 2021, SJI issued and sold 6,000,000 Equity Units, initially consisting of Corporate Units ("2021 Corporate Units"). Each 2021 Corporate Unit has a stated amount of $50 and is comprised of (a) a purchase contract obligating the holder to purchase from the Company for a price in cash of $50, on the purchase contract settlement date, or April 1, 2024, subject to earlier termination or settlement, a certain number of shares of Common Stock; and (b) a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of the Company’s 2021 Series B 1.65% Remarketable Junior Subordinated Notes due 2029 (for this section, the “Notes”). In addition to interest payable under the Notes, holders of the 2021 Corporate Units will be entitled to receive quarterly contract adjustment payments at a rate of 7.10% per year on the stated amount of $50 per 2021 Corporate Unit, subject to the Company’s right to defer such contract adjustment payments. No deferral period will extend beyond the purchase contract settlement date. The contract adjustment payments are payable quarterly on January 1, April 1, July 1 and October 1 of each year. The contract adjustment payments will be subordinated to all of the Company's existing and future “Priority Indebtedness” and will be structurally subordinated to all liabilities of our subsidiaries. The present value of the contract adjustment payments due through April 1, 2024 was $69.5 million and is charged to Shareholders’ Equity, with an offsetting credit to Other Current and Noncurrent Liabilities on the consolidated balance sheets. These liabilities are accreted over the life of the purchase contract by interest charges to the consolidated statements of income based on a constant rate calculation. Total interest recorded in 2021 was $0.9 million related to these liabilities and is recorded within Interest Charges on the consolidated statements of income. Subsequent contract adjustment payments reduce this liability. The balance recorded in Other Current and Noncurrent Liabilities was $23.8 million and $34.6 million, respectively, as of December 31, 2021. This offering resulted in gross proceeds of approximately $300.0 million, with net proceeds, after deducting underwriting discounts and commissions, of $291.0 million. As of December 31, 2021, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the consolidated balance sheets.

•On April 1, 2021, the underwriters purchased an additional 700,000 Equity Units as part of their option under the above offering to purchase an additional 900,000 Equity Units. Gross proceeds were approximately $35.0 million, with net proceeds, after deducting underwriting discounts and commissions, of approximately $34.0 million. As of December 31, 2021, the net proceeds, after amortization of the underwriting discounts, are recorded as Long-Term Debt on the consolidated balance sheets.

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

•On March 25, 2021, the Company finalized the remarketing of the $287.5 million of Series A Junior Subordinated Notes. The interest rate on the Series A Junior Subordinated Notes has been reset to 5.020% per year, and this reset rate became effective on April 15, 2021 (see below). Interest on the Series A Junior Subordinated Notes will be payable semi-annually on April 15 and October 15, commencing on April 15, 2021, and at maturity. As a result, these notes continue to be recorded as Long-Term Debt on the consolidated balance sheets as of December 31, 2021.

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

The convertible units consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Principal amount:	2021 Series B Remarketable Junior Subordinated Notes due 2029	2018 Series A Remarketable Junior Notes due 2031
Principal (A)	$335,000	$287,500
Unamortized debt discount and issuance costs (A)	$9,110	$7,181
Net carrying amount	$325,890	$280,319
Carrying amount of the equity component (B)	$—	$—

(A) Included in the consolidated balance sheets within Long-Term Debt.

(B) There is no equity portion as of December 31, 2021 and 2020 for these Notes.

During 2021, 2020, and 2019, the Company recognized $17.9 million, $10.7 million and $10.7 million, respectively, of coupon interest expense, all of which was included in Interest Charges on the consolidated statements of income. During those periods, the amortization of debt discount and issuance costs was not material. As of December 31, 2021, the effective interest rate was 2.1% on the 2021 Notes and 5.0% on the 2018 Notes.

EPS — SJI's basic EPS is based on the weighted-average number of common shares outstanding. SJI's diluted EPS includes consideration of the effect of SJI's restricted stock as discussed in Note 2, along with the impact of the Forward Shares, Equity Units and Convertible Units discussed above, accounted for under the treasury stock method.  The incremental shares required for inclusion in the denominator for the diluted EPS calculation were 851,364, 141,076, and 123,021 shares for the years ended December 31, 2021, 2020, and 2019, respectively.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in 2021, 2020 or 2019.

RETAINED EARNINGS — The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically if such dividends or other distributions could impact their capital structure. In addition, SJG's First Mortgage Indentures contain a restriction regarding the amount of cash dividends or other distributions that it may pay. As of December 31, 2021, this loan restriction does not affect the amount that may be distributed from SJG's retained earnings.

ADDITIONAL INVESTMENT BY SHAREHOLDER — SJG received $40.0 million and $109.5 million in equity contributions from SJI in 2021 and 2020, respectively. There were no equity contributions to SJG in 2019. Future equity contributions will occur on an as needed basis.

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

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31, 2021
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$28,754	$3,360
Restricted Investments	686	686
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,440	$4,046

	As of December 31, 2020
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$34,045	$1,598
Restricted Investments	7,786	4,826
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,831	$6,424

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at December 31, 2021 and 2020, which would be included in Level 1 of the fair value hierarchy (see Note 17).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable and unbilled revenues are recorded gross on the consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$30,582	$19,829
Provision for expected credit losses	10,159	9,558
Regulated assets (A)	7,012	10,953
Recoveries of accounts previously written off	592	909
Uncollectible accounts written off	(6,582)	(10,667)
Balance at end of period	$41,763	$30,582

SJG:
Balance at beginning of period	$17,359	$14,032
Provision for expected credit losses	7,794	6,209
Regulated assets (A)	3,119	4,845
Recoveries of accounts previously written off	160	424
Uncollectible accounts written off	(3,266)	(8,151)
Balance at end of period	$25,166	$17,359

(A) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order (see Note 11).

NOTES RECEIVABLE-AFFILIATES - The carrying amounts of the Note Receivable-Affiliate balances approximate their fair values at December 31, 2021 and 2020, which would be included in Level 2 of the fair value hierarchy (see Note 17). See Note 3 for more detail on these balances.

CONTRACT RECEIVABLES — SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest.  The carrying amounts of such loans were $1.7 million and $2.5 million as of December 31, 2021 and 2020, respectively. The current portion of these receivables is reflected in Accounts Receivable and the noncurrent portion is reflected in Contract Receivables on the consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest. The amount of such discounts and the annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements.

In addition, as part of the EET programs, SJG and ETG provide financing to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans for SJG were $55.4 million and $46.4 million as of December 31, 2021 and 2020, respectively. The carrying amounts of such loans for ETG were not material at December 31, 2021. On the consolidated balance sheets of SJI and SJG, the current portion of EET loans receivable totaled $11.1 million and $6.4 million as of December 31, 2021 and 2020, respectively, and is reflected in Accounts Receivable; and the noncurrent portion totaled $44.3 million and $40.0 million as of December 31, 2021 and 2020, respectively, and is reflected in Contract Receivables. Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized on the above-mentioned receivables.

There have been no material impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at December 31, 2021 and 2020, which would be included in Level 2 of the fair value hierarchy (see Note 17).

CREDIT RISK - As of December 31, 2021, there were no individual counterparties that totaled more than five percent of SJI's current and noncurrent Derivatives - Energy Related Assets.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at December 31, 2021 and 2020, except as noted below (in thousands):

	2021	2020
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$3,653,868	$3,152,224

Carrying amounts of long-term debt, including current maturities (A)	$3,255,085	$2,919,201
Net of:
Unamortized debt issuance costs	$38,462	$29,574
Unamortized debt discounts	$5,135	$5,224

SJG
Estimated fair values of long-term debt	$1,171,657	$1,197,052

Carrying amounts of long-term debt, including current maturities	$1,041,811	$1,069,089
Net of:
Unamortized debt issuance costs	$8,726	$9,357
(A) SJI Long-Term Debt on the consolidated balance sheet as of December 31, 2021 and December 21, 2020 includes $5.6 million and $3.1 million of finance leases, respectively. See Note 9.
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

Beginning with the first quarter of 2021, our internal management reporting, specifically around our nonutility businesses, changed primarily due to recent acquisitions and new product lines entered into. These were primarily within the fuel cell, solar, RNG, and retail businesses. See Notes 1 and 20 for information about these acquisitions.

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

•Renewables consists of:

◦The Catamaran joint venture, which owns Annadale and Bronx Midco, along with a solar project in Massachusetts.
◦Solar-generation sites located in New Jersey, and three legacy solar projects, one of which was sold during the first quarter of 2020.
◦The activities of ACLE, BCLE, SCLE and SXLE, which have all ceased operations (see Note 1).
◦MTF and ACB, which were sold in the first quarter of 2020.

• Decarbonization consists of:
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in (Loss) Earnings of Affiliated Companies on the consolidated statements of income.
◦SJI RNG Devco, LLC, which includes costs incurred to develop renewable natural gas operations at certain dairy farms along with the related development rights acquired in 2020.

•Midstream invests in infrastructure and other midstream projects, including an investment in PennEast for which development ceased in September 2021 (see Note 3).

•Corporate & Services segment includes costs related to financing, acquisitions and divestitures, and other unallocated costs.

•Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of the gas utility operations of SJG and ETG and, until its sale, ELK. SJI groups its nonutility operations into separate categories: Energy Management; Energy Production; Midstream; and Corporate & Services. Energy Management includes wholesale energy operations and retail services. Energy Production includes renewables and decarbonization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 1.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). All prior periods were revised to conform to the new segment alignment noted above.

	2021	2020	2019
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$618,426	$571,787	$569,226
ETG Utility Operations	360,024	349,392	325,133
ELK Utility Operations	—	4,793	7,949
Subtotal SJI Utilities	978,450	925,972	902,308
Energy Management:
Wholesale Energy Operations	993,938	571,590	607,093
Retail Services	17,889	38,251	83,845
Subtotal Energy Management	1,011,827	609,841	690,938
Energy Production:
Renewables	24,038	15,617	48,748
Decarbonization	—	—	—
Subtotal Energy Production	24,038	15,617	48,748
Corporate & Services	59,480	54,422	43,901
Subtotal	2,073,795	1,605,852	1,685,895
Intersegment Sales	(81,799)	(64,469)	(57,269)
Total Operating Revenues	$1,991,996	$1,541,383	$1,628,626

	2021	2020	2019
Operating Income:
SJI Utilities:
SJG Utility Operations	$199,214	$171,235	$147,494
ETG Utility Operations	95,509	89,638	69,315
ELK Utility Operations	—	372	721
Subtotal SJI Utilities	294,723	261,245	217,530
Energy Management:
Wholesale Energy Operations	48,406	33,869	439
Retail Services	1,838	(3,153)	(2,764)
Subtotal Energy Management	50,244	30,716	(2,325)
Energy Production:
Renewables	4,569	(5,602)	(4,248)
Decarbonization	(120)	—	—
Subtotal Energy Production	4,449	(5,602)	(4,248)
Midstream	—	(467)	(154)
Corporate and Services	(296)	(3,670)	(9,598)
Total Operating Income	$349,120	$282,222	$201,205

Depreciation and Amortization:
SJI Utilities:
SJG Utility Operations	$127,440	$101,711	$93,910
ETG Utility Operations	70,643	57,967	29,051
ELK Utility Operations	—	354	469
Subtotal SJI Utilities	198,083	160,032	123,430
Energy Management:
Wholesale Energy Operations	92	69	89
Retail Services	537	—	—
Subtotal Energy Management	629	69	89
Energy Production:
Renewables	5,106	5,647	4,591
Decarbonization	—	—	—
Subtotal Energy Production	5,106	5,647	4,591
Corporate and Services	7,834	4,899	5,275
Total Depreciation and Amortization	$211,652	$170,647	$133,385

Interest Charges:
SJI Utilities:
SJG Utility Operations	$39,133	$33,388	$31,654
ETG Utility Operations	34,155	29,997	27,352
ELK Utility Operations	—	21	8
Subtotal SJI Utilities	73,288	63,406	59,014
Energy Management:
Retail Services	180	43	(142)
Subtotal Energy Management	180	43	(142)
Energy Production:
Renewables	4,660	4,001	8,637
Decarbonization	1,513	—	—
Subtotal Energy Production	6,173	4,001	8,637

Midstream	1,704	2,513	2,262
Corporate and Services	52,636	55,873	57,858
Subtotal	133,981	125,836	127,629
Intersegment Borrowings	(6,851)	(7,302)	(13,152)
Total Interest Charges	$127,130	$118,534	$114,477

	2021	2020	2019

Income Taxes:
SJI Utilities:
SJG Utility Operations	$38,414	$35,324	$32,822
ETG Utility Operations	15,053	12,465	7,761
ELK Utility Operations	—	186	146
Subtotal SJI Utilities	53,467	47,975	40,729
Energy Management:
Wholesale Energy Operations	14,035	9,666	574
Retail Services	1,537	287	(262)
Subtotal Energy Management	15,572	9,953	312
Energy Production:
Renewables	(8,124)	(24,132)	(3,308)
Decarbonization	146	—	—
Subtotal Energy Production	(7,978)	(24,132)	(3,308)
Midstream	(329)	(217)	(135)
Corporate and Services	(13,625)	(10,915)	(16,537)
Total Income Taxes	$47,107	$22,664	$21,061

Property Additions:
SJI Utilities:
SJG Utility Operations	$243,699	$266,009	$264,235
ETG Utility Operations	224,019	197,730	197,457
ELK Utility Operations	—	970	2,762
Subtotal SJI Utilities	467,718	464,709	464,454
Energy Management:
Wholesale Energy Operations	6	6	7
Retail Services	55	—	4
Subtotal Energy Management	61	6	11
Energy Production:
Renewables	64,906	85,280	229
Decarbonization	29,600	—	—
Subtotal Energy Production	94,506	85,280	229
Midstream	29	131	46
Corporate and Services	4,254	2,799	1,554
Total Property Additions	$566,568	$552,925	$466,294

	2021	2020
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,767,897	$3,522,265
ETG Utility Operations	2,788,465	2,561,067
Subtotal SJI Utilities	6,556,362	6,083,332
Energy Group:
Wholesale Energy Operations	278,995	195,882
Retail Services	25,741	29,687
Subtotal Energy Group	304,736	225,569
Energy Services:
Renewables	195,791	153,018
Decarbonization	138,787	40,482
Subtotal Energy Services	334,578	193,500
Midstream	8,970	92,208
Corporate and Services	370,899	318,095
Intersegment Assets	(266,920)	(225,331)
Discontinued Operations	47	1,775
Total Identifiable Assets	$7,308,672	$6,689,148

9.    LEASES:

Lessee:

As discussed in Note 1, SJI, directly and through certain of its subsidiaries, including SJG, is a lessee of real estate (land and building), communication towers and office equipment. SJI currently does not have any contracts where it is considered the lessor.

The lease-related amounts in the balance sheets where SJG is a lessee at December 31, 2021 and 2020, and activity and costs during the periods presented are not material for SJG and, therefore, the disclosures included herein reflect those of SJI only, which includes SJG as well as all other consolidated subsidiaries. However, SJG is considered the lessor in a lease with SJI as described below under "Lessor."

SJI has two real estate leases that are classified as finance leases, which result in the recognition of interest expense on the lease liability per the effective interest model and amortization of the ROU asset on a straight-line basis over the respective lease terms:

•As part of the Annadale acquisition in 2020 (see Note 20), a real estate lease was acquired resulting in the recognition of an ROU asset and lease liability upon acquisition, each of $3.1 million, with a lease term of 35 years.

•As part of the acquisitions of solar projects (see Notes 1 and 20), a land lease was acquired with one of the projects resulting in the recognition of an ROU asset and a lease liability upon acquisition, each of $2.6 million, with a lease term of 20 years.

SJI has the following real estate leases that are classified as operating leases:

•As part of the acquisition of the Bronx Midco fuel cell project (see Note 20), a land lease was acquired resulting in the recognition of an ROU asset and a lease liability upon acquisition, each of $6.7 million. The lease cost associated with this lease is recognized on a straight-line basis over the lease term of 35 years.

•On July 1, 2021, SJG (as lessor) and SJI (as lessee) entered into an intercompany lease agreement for the Company's corporate headquarters in Folsom, NJ. The rent income and the rent expense associated with this lease are recognized on a straight-line basis over the lease term. The rent income and rent expense for SJG and SJI, respectively, for 2021 was $1.0 million. The rent income and rent expense, as well as certain other balances related to this lease, were eliminated in SJI’s consolidated financial statements.

•As part of the development of renewable natural gas operations at dairy farms, SJI RNG Devco entered into several real estate lease agreements in 2021, resulting in the recognition of ROU assets and liabilities, each of $4.8 million. The lease costs associated with these leases are recognized on a straight-line basis over the lease terms of 20 years.

•Marina entered into a real estate lease related to a solar project in Massachusetts in 2021, resulting in the recognition of an ROU asset and liability, each of $1.7 million. The lease costs associated with these leases are recognized on a straight-line basis over the lease terms of 35 years.

•The remainder of SJI's real estate leases are comprised primarily of office space and payment centers.

Real estate operating leases generally have a lease term between 3 and 35 years. Other operating leases primarily consist of communication towers and office equipment, which generally have a lease term of 5 years.

ROU assets and lease liabilities recorded in the consolidated balance sheets as of December 31, are as follows (in thousands):

	Location on Balance Sheet	2021	2020
ROU assets
Operating leases	Other Noncurrent Assets	$16,733	$1,929
Finance leases	Property Plant and Equipment	5,589	3,018
Total ROU assets		$22,322	$4,947

Lease liabilities
Operating leases	Other Current/Noncurrent Liabilities	$16,812	$1,917
Finance leases	Current Portion of Long Term Debt/ Long Term Debt	5,638	3,053
Total lease liabilities		$22,450	$4,970

As of December 31, 2021, the operating lease liability is comprised of approximately $16.5 million of real estate leases and $0.3 million of communication tower and equipment leases. As of December 31, 2020, the operating lease liability is comprised of approximately $1.3 million of real estate leases and $0.6 million of equipment leases.

The maturities of SJI’s (including SJG and all other consolidated subsidiaries) operating lease and finance lease liabilities as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$1,127	$248
2023	1,262	250
2024	1,245	252
2025	1,130	253
2026	896	255
Thereafter	25,614	10,366
Total lease payments	31,274	11,624
Less imputed interest	14,462	5,986
Total lease liabilities	$16,812	$5,638

Included in the consolidated balance sheets
Current lease liabilities	$753	$5
Long-term lease liabilities	16,059	5,633
Total lease liabilities	$16,812	$5,638

The total operating lease costs, the components of finance lease costs, and variable lease costs for SJI for the years ended December 31 were as follows (in thousands):

	2021	2020
SJI (includes SJG and all other consolidated subsidiaries):
Total operating lease cost	$570	$1,339
Finance lease costs:
Amortization of ROU assets	71	32
Interest expense	190	56
Variable lease cost	162	680
Total lease cost	$993	$2,107

Short-term lease costs were not material for SJI. SJI did not have any sublease income or leases with related parties during the year ended December 31, 2020. As of December 31, 2021, SJI had a related party lease with SJG (see Note 3).

Supplemental cash flow and other information

The supplemental cash flow information related to operating leases for SJI (including SJG and all other consolidated subsidiaries) for the years ended December 31 were as follows (in thousands):

	2021	2020
Operating cash flows from operating leases	$1,076	$1,151
Operating cash flows from finance leases	$190	$64
Financing cash flows from finance leases	$55	$—

	2021	2020
ROU assets obtained in exchange for operating lease liabilities	$15,028	$—
ROU assets obtained in exchange for finance lease liabilities	$2,625	$3,057

The following table represents the weighted-average remaining lease term and weighted-average discount rate:

Weighted average remaining lease term	December 31, 2021	December 31, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Operating leases	29.2 years	4.7 years
Finance lease	33.7 years	34.7 years

Weighted average discount rate	December 31, 2021	December 31, 2020
SJI (includes SJG and all other consolidated subsidiaries):
Operating leases	4.0%	3.0%
Finance lease	4.3%	5.0%

SJG

The lease-related balances as the lessee at December 31, 2021 and 2020, and activity and costs during the periods presented are not material for SJG.

Lessor:

As discussed above, SJG executed a lease agreement with SJI for the use of SJI's corporate headquarters in Folsom, NJ. This lease is classified as an operating lease by SJG with a lease term of 10 years, which includes the noncancelable period of 5 years plus the first 5-year renewal option. There are nine additional options to renew the lease after the original term expires, totaling an additional 45 years, if renewed. After considering various entity, contract, asset and market factors, SJG concluded that the least term is 10 years as it is not reasonably certain that SJI will exercise renewal options past that point. Rent income of $1.0 million was recorded by SJG on the consolidated statements of income for 2021.

The future minimum payments to be recovered by SJG on this operating lease are follows (in thousands):

Year ended December 31,
2022	$1,965
2023	$1,965
2024	$1,965
2025	$1,965
2026	$1,965
Thereafter	$8,841
Total	$18,666

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
•2020-2021 BGSS year - In September 2020, the BPU approved, on a provisional basis, a $59.4 million decrease in gas cost recoveries, effective October 1, 2020 based on SJG's June 2020 BGSS filing. Although SJG's June 2020 BGSS filing included consideration of $22.9 million of costs requested to be recovered over a two-year period related to a previous dispute on a long-term gas supply contract that was settled during 2019 ("supply contract costs"), the provisional rate adjustments effective October 1, 2020 included the temporary removal of these amounts to allow for a further review of these costs during the course of this proceeding. In May 2021, the BPU approved these provisional rates, adjusted for a two-year amortization of the supply contract costs through September 30, 2022 as final effective June 1, 2021.
•2021-2022 BGSS year - In November 2021, the BPU approved, on a provisional basis, a $36.2 million increase in gas cost recoveries, effective December 1, 2021. The approval extended the amortization of the supply contract costs to September 30, 2024. In addition, as allowed under the BGSS clause, in November 2021, SJG issued a notice to the BPU of SJG's intent to self-implement a BGSS rate adjustment representing an additional 5% increase of the monthly bill of a typical residential customer, effective December 1, 2021, for a total increase of $56.6 million in revenues.

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
•2020-2021 CIP year - In September 2020, the BPU approved, on a provisional basis, a $27.4 million increase in revenues, effective October 1, 2020, which included a $17.3 million increase in weather-related revenues and a $10.1 million increase in non-weather-related revenues. This was approved as a final rate in the second quarter of 2021 with no changes from the provisional rate.
•2021-2022 CIP year - In November 2021, the BPU approved, on a provisional basis, a $15.3 million decrease in revenues, effective December 1, 2021, which included a $6.5 million decrease in weather-related revenues and a $8.8 million decrease in non-weather related revenues.

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
•December 2021 - The BPU approved an increase in annual revenues from base rates of $6.7 million to reflect the roll-in of $69.0 million of AIRP II in service investments for the period July 1, 2020 through September 30, 2021. The AIRP II Program concluded September 30, 2021 and the final rate adjustment for this program became effective January 1, 2022.

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
•September 2021 - The BPU approved an increase in annual revenues from base rates of $2.2 million to reflect the roll-in of $22.8 million of SHARP II in service investments for the period July 1, 2020 through June 30, 2021. The SHARP II program ended June 30, 2021 and the final rate adjustment for this program became effective October 1, 2021.

IIP – In November 2020, SJG filed a petition with the BPU, seeking authority to implement an IIP pursuant to which SJG would recover the costs associated with SJG's planned initial investment of approximately $742.5 million from 2021-2026 to, among other things, replace its at-risk plastic and coated steel mains, as well as excess flow valves on new service lines, and related services. This matter is pending before the BPU.

EET - SJG has authorization to recover costs associated with its EEPs through the EET cost recovery mechanism. The EEP rate enables SJG to recover the costs of its EEP as authorized by the BPU. SJG’s EEP consists of a range of rebates and related offers, including, for example, various customer education and outreach initiatives, as well as an on-line customer dashboard, that are designed to encourage customers to conserve energy and to provide them with information on how to lower their gas bills. In October 2018, the BPU approved the continuation of SJG's existing EEPs with modifications, and to implement several new EEPs for a period of three years (the "EEP IV"), with a total budget of $81.3 million and a revenue increase of $3.5 million, effective November 1, 2018, which allow SJG to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments over a seven-year amortization period. From 2019 through 2021, the following changes occurred related to the recovery of costs and the allowed return of, and on, prior investments associated with EET/EEPs:

•January 2019 - The BPU approved a $1.6 million decrease in revenues, effective February 1, 2019.
•January 2020 - The BPU approved a $1.3 million increase in revenues, effective February 1, 2020.
•January 2021 - The BPU approved a $5.9 million increase in revenues, effective February 1, 2021.

In addition, in September 2020, SJG filed a petition seeking authorization to implement new EEPs, commencing July 1, 2021 (the "EEP V"). SJG’s petition included a request to recover, in the first year, $6.3 million in revenues. In April 2021, the BPU approved SJG's continuation of several of SJG's existing EEPs with modifications. It also approved SJG's implementation of EEP V for a period of three years, with a total budget of $133.3 million and a revenue increase of $5.4 million, effective July 1, 2021. This approval allows SJG to recover incremental operating and maintenance expenses and earns a return of, and return on, program investments over a ten-year amortization period.

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
•2019-2020 SBC filing - In March 2020, the BPU approved a $3.9 million increase in revenues, effective April 1, 2020.
•2020-2021 SBC filing - In April 2021, the BPU approved a $5.1 million increase in annual revenue, effective June 1, 2021.
•2021-2022 SBC filing - In July 2021, SJG filed its annual SBC petition, requesting a $0.9 million increase in annual revenues. This matter is pending BPU approval.

The USF and LL are statewide programs which are funded from collections from customers of all New Jersey electric and gas utilities. From 2018-2021, the BPU approved statewide USF and LL annual budgets for all NJ gas utilities ranging from $45.6 million to $80.3 million, of which SJG’s annual responsibility during that timeframe was between $5.5 million and $9.6 million.

Unbundling - This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2021, 19,793 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition as the resulting decrease in utility revenues is offset by a corresponding decrease in gas costs. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

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

In June 2021, in compliance with the September 2018 Order discussed above, SJG submitted its annual Rider H true-up filing to modify SJG's current Rider H credit rate for the period of October 1, 2021 through September 30, 2022. In its filing, SJG proposed to return $11.6 million to its customers. This matter is pending before the BPU.

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

In December 2021, ETG filed a petition with the BPU requesting a base rate revenue increase, which was updated in February 2022 to a requested increase of $72.9 million, primarily to obtain a return on new capital investments made by ETG since the settlement of its last base rate case in 2019. This matter is pending before the BPU.

Periodic Rate Mechanisms:

Like SJG, ETG's tariff includes several primary rate mechanisms. The current effective rate mechanisms reflected in ETG's tariff, and regulatory actions regarding each for the preceding three years, are described below (filings and petitions described below are still pending, unless otherwise indicated). The approvals for the BGSS and the clauses under the SBC discussed below do not impact ETG's earnings. They represent changes in the cash requirements of ETG corresponding to cost changes and/or previous over/under recoveries from ratepayers associated with each respective mechanism.

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

In April 2021, ETG submitted its annual filing, pursuant to the June 2019 BPU approval of the IIP. In July 2021, ETG submitted an updated filing, reflecting rider rates to increase annual revenues by $7.1 million to reflect the roll-in of $64.0 million of IIP investments for the period July 2020 through June 2021. The BPU issued an Order in September 2021 approving the updated IIP rates effective October 1, 2021.

BGSS Clause - The BGSS for ETG is similar to that of SJG defined above.

•March 2020 - The BPU approved ETG's annual BGSS filing in May 2019 to maintain its current BGSS-P rate. As ETG requested to maintain its current rate there was no corresponding increase or decrease in gas cost recoveries requested. This was approved on a provisional basis effective October 1, 2019, and final rates were approved, effective April 1, 2020, with no changes.
•June 2020 - ETG submitted its annual BGSS filing. During discovery, ETG updated the rate for a revised request of a $21.1 million decrease in revenues. The BPU issued an Order in September 2020 approving the revised rate decrease on a provisional basis effective October 1, 2020, and final rates were approved, effective July 1, 2021, with no changes.
•June 2021 - ETG submitted its annual BGSS filing. In August 2021, ETG updated the requested rate for a revised $11.3 million increase in revenues. The BPU issued an Order in November 2021 approving the revised rate increase on a provisional basis, effective December 1, 2021. In addition, as allowed under the BGSS clause, in November 2021, ETG issued a notice to the BPU of ETG's intent to self-implement a BGSS rate adjustment representing an additional 5% increase of the monthly bill of a typical residential customer, effective December 2021, for a total increase of $19.1 million in revenues.

CIP - In April 2021, the BPU approved the implementation of ETG's CIP, which is similar to SJG's discussed above and further discussed below under "EEP." Each CIP year begins on July 1 and ends on June 30 of the subsequent year, with the first year effective July 1, 2021. The CIP replaces the WNC, which is discussed below.

EEP - ETG's EEP is similar to SJG's discussed above. ETG has authorization from the BPU to offer its EEP through June 30, 2024 at a total budget of approximately $83.4 million, which allows ETG to recover incremental operating and maintenance expenses and earn a return of, and return on, program investments over a ten-year amortization period. From 2019 through 2021, the following changes occurred related to the recovery of costs and the allowed return on prior investments associated with EEPs:

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
•In July 2020, ETG filed its annual EEP rate adjustment petition, requesting a $0.2 million decrease in revenues related to the recovery of costs of, and the allowed return on, investments associated with its EEPs. In June 2021, the BPU approved the stipulation to resolve ETG's annual EEP filing, effective July 1, 2021. The final rate reflected a $0.5 million decrease in revenues.
•In September 2020, ETG filed for a new EEP program to expand its EEPs for three years and also proposed to establish a CIP, similar to SJG’s CIP, which eliminates the link between usage and margin and includes a weather component. In April 2021, the BPU approved the stipulation for ETG's new EEP program to expand its EEPs for three years effective July 1, 2021, authorizing a total budget of $83.4 million which would initially increase annual revenues by $2.8 million. This new EEP program replaces the one previously in effect. In April 2021, the BPU also approved the stipulation to establish a CIP effective July 1, 2021.
•In July 2021, ETG filed its annual EEP rate adjustment petition for its legacy EEP programs, requesting a $1.6 million decrease in revenues related to the recovery of costs of, and the allowed return on, investments associated with its EEPs. This matter is pending BPU approval.

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
•2021-2022 WNC filing - In September 2021, the BPU approved an annual revenue increase of $5.5 million to recover a deficiency balance associated with the period ending May 31, 2021 due to warmer than normal weather. This rate was approved by the BPU on a provisional basis effective October 1, 2021. The WNC calculation ended May 31, 2021 and was replaced by the CIP effective July 1, 2021 as further discussed above.

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
•March 2021 - The BPU approved ETG's annual RAC rate adjustment petition, with a $3.2 million decrease in revenues, effective April 1, 2021.
•November 2021 - The BPU approved ETG's annual RAC rate adjustment petition on a provisional basis, with a $7.9 million decrease in revenues, effective December 1, 2021.

The CEP recovers costs associated with ETG’s energy efficiency and renewable energy programs required under the NJCEP. From July 2018 through June 2021, the BPU approved annual NJCEP funding levels of $344.7 million for which ETG's annual responsibility during the timeframe ranged from $10.6 million to $11.5 million.

•2019-2020 CEP filing - In September 2019, the BPU approved a $0.1 million decrease in revenues, effective November 1, 2019.
•2020-2021 CEP filing - In September 2020, the BPU approved a $3.2 million increase in revenues effective October 1, 2020.
•2021-2022 CEP filing - In September 2021, the BPU approved, on a provisional basis, a $0.2 million decrease in revenues effective October 1, 2021.

The USF and LL are statewide programs through which funds are collected from customers of all New Jersey electric and gas utilities. Annually, the BPU approves a statewide budget for these programs, as noted within the SJG section above. From 2019-2021, ETG's annual responsibility was between $5.4 million and $9.0 million.

ELK:

As discussed in Note 1, in December 2019, the Company entered into an agreement to sell ELK to a third-party buyer. This transaction was approved by the MPSC on June 29, 2020. This transaction closed on July 31, 2020.

11.    REGULATORY ASSETS & REGULATORY LIABILITIES:

The discussion under Note 10 is integral to the following explanations of specific regulatory assets and liabilities.

The Utilities' Regulatory Assets consisted of the following items (in thousands):

	December 31, 2021
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$151,630	$13,972	$165,602
Liability for Future Expenditures	97,964	77,830	175,794
Deferred ARO Costs	47,784	33,872	81,656
Deferred Pension Costs - Unrecognized Prior Service Cost	—	30,881	30,881
Deferred Pension and Other Postretirement Benefit Costs	47,504	813	48,317
Deferred Gas Costs - Net	38,234	—	38,234
CIP Receivable	17,776	2,955	20,731
SBC Receivable (excluding RAC)	7,519	—	7,519
Deferred Interest Rate Contracts	8,002	—	8,002
EET/EEP	20,632	5,199	25,831
AFUDC - Equity Related Deferrals	12,199	—	12,199
WNC	—	4,269	4,269
Deferred COVID-19 Costs	7,687	10,225	17,912
Other Regulatory Assets	25,814	9,655	35,469
Total Regulatory Assets	$482,745	$189,671	$672,416

	December 31, 2020
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$157,340	$5,196	$162,536
Liability for Future Expenditures	101,243	91,837	193,080
Insurance Recovery Receivables	—	(6,807)	(6,807)
Deferred ARO Costs	42,365	25,453	67,818
Deferred Pension Costs - Unrecognized Prior Service Cost	—	33,898	33,898
Deferred Pension and Other Postretirement Benefit Costs	77,426	8,466	85,892
Deferred Gas Costs - Net	19,178	—	19,178
CIP Receivable	21,013	—	21,013
SBC Receivable (excluding RAC)	3,453	—	3,453
Deferred Interest Rate Contracts	9,938	—	9,938
EET/EEP	18,725	3,062	21,787
AFUDC - Equity Related Deferrals	11,822	—	11,822
WNC	—	7,444	7,444
Deferred COVID-19 Costs	4,737	5,818	10,555
Other Regulatory Assets	27,844	4,541	32,385
Total Regulatory Assets	$495,084	$178,908	$673,992

Except where noted below, all regulatory assets are or are expected to be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, SBC Receivable, EET/EEP and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

ENVIRONMENTAL REMEDIATION COSTS - SJG and ETG have regulatory assets associated with environmental costs related to the cleanup of environmental sites as discussed in Note 15. "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites.  SJG and ETG recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the consolidated balance sheets under the captions "Current Liabilities" (SJI and SJG) and "Deferred Credits and Other Noncurrent Liabilities" (SJI) and "Regulatory and Other Noncurrent Liabilities" (SJG). These costs meet the deferral requirements of ASC 980, as the BPU allows SJG and ETG to recover such expenditures through the RAC mechanism. "Environmental Remediation Cost: Expended - Net," represents what has been spent to clean up the sites, less recoveries through the RAC and insurance carriers. The BPU allows SJG and ETG to recover the deferred costs not recovered from insurance carriers through their RAC mechanisms over seven-year periods after the costs are incurred. "Insurance Recovery Receivables" represents the balance of an insurance settlement executed in the fourth quarter of 2019 with a third party. This settlement was to be received in installments, and was returned to ETG's customers through the RAC. Of the original total of $20.4 million, $13.6 million was received by ETG in 2020. The remaining $6.8 million was not collected in 2021 per the settlement as the insurance company was placed in liquidation. The Company has fully reserved for this receivable within "Environmental Remediation Cost: Expended - Net," as the probability of recovery is remote.

DEFERRED ARO COSTS - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and depreciation of the underlying ARO asset. The Deferred ARO Costs regulatory asset increased year over year due to both accretion and depreciation. There is no impact on earnings as a result of these changes.

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

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (see Note 10). Realized and unrealized gains and losses on derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval (see Note 16). Included in SJG's balance as of both December 31, 2021 and 2020 is $21.3 million and $22.9 million, respectively, of costs related to a previous pricing dispute on a long-term gas supply contract. As of June 1, 2021, SJG has begun to recover these costs from its customers through the BGSS clause. SJG’s deferred gas costs-net are in an under-recovered position, resulting in a regulatory asset as of December 31, 2021. The BGSS regulatory assets of SJG increased year over year primarily due to the actual gas commodity costs exceeding the recoveries from customers and overall higher commodity costs due to higher market prices, partially offset by changes in valuations of hedged natural gas positions from prior periods. ETG's deferred gas costs-net are in an over-recovered position, resulting in a regulatory liability as of December 31, 2021, see the Regulatory Liabilities table below.

CIP RECEIVABLE - The CIP tracking mechanism at the Utilities adjusts earnings when the actual usage per customer experienced during the period varies from an established baseline usage per customer. For SJG, actual usage per customer was more than the established baseline during 2021, resulting in a reduction of the regulatory asset at December 31, 2021 as compared to 2020. This is primarily the result of colder than normal weather experienced in the region in 2021 compared to 2020. For ETG, actual usage per customer was less than the established baseline during 2021, resulting in the establishment of the regulatory asset during 2021 as CIP was effective for ETG July 1, 2021.

SBC RECEIVABLE - This regulatory asset primarily represents the deferred expenses incurred under SBC programs, which include the CEP/CLEP, USF and LL mechanisms (see Note 10). Under recoveries are presented as a regulatory asset and over recoveries are presented as a regulatory liability. The increase in SJG's SBC receivable is primarily due to CLEP expenditures in excess of recoveries during the period. ETG's SBC mechanisms are in a regulatory liability position and presented within other regulatory liabilities.

DEFERRED INTEREST RATE CONTRACTS - These amounts represent the unrealized gains or losses of interest rate derivatives as discussed further in Note 16.

EET/EEP - The EET/EEP Regulatory Assets of SJG and ETG increased year over year primarily due to expenditures in excess of recoveries as well as the investments in the new EEPs which were effective July 1, 2021 (see Note 10).

AFUDC EQUITY RELATED DEFERRALS - This regulatory asset represents the future revenue to recover the future income taxes related to the deferred tax liability for the equity component of AFUDC.  The deferred amount is being amortized over the life of the associated utility plant.

WNC - The tariffs for ETG include a weather normalization clause that reduces customer bills when weather is colder than normal and increases customer bills when weather is warmer than normal. The overall change in ETG's weather normalization from 2020 to 2021 was due to colder than normal weather during the winter months. The WNC deferral ended May 31, 2021 and was replaced by the CIP effective July 1, 2021. Amounts recorded as a regulatory asset will continue to be collected from customers until the WNC balance is fully recovered.

DEFERRED COVID-19 COSTS - On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. On September 14, 2021, the BPU extended this period to December 31, 2022. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2022 or within 60 days of the close of the tracking period, whichever is later. The deferred balance is principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery.

OTHER REGULATORY ASSETS - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

The Utilities' Regulatory Liabilities consisted of the following items (in thousands):

	December 31, 2021
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,125	$33,988	$46,113
Excess Deferred Taxes	206,902	111,003	317,905
Deferred Gas Costs - Net	—	28,842	28,842
Other Regulatory Liabilities	3,384	2,707	6,091

Total Regulatory Liabilities	$222,411	$176,540	$398,951

	December 31, 2020
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,666	$37,953	$50,619
Excess Deferred Taxes	232,694	113,888	346,582
Deferred Gas Costs - Net	—	22,291	22,291
Other Regulatory Liabilities	—	1,085	1,085

Total Regulatory Liabilities	$245,360	$175,217	$420,577

EXCESS PLANT REMOVAL COSTS - The Utilities accrue and collect for cost of removal of utility property. This regulatory liability represents customer collections in excess of actual expenditures, which will be returned to customers as a reduction to depreciation expense. The Excess Plant Removal Costs Liability decreased year over year primarily due to the actual removal costs exceeding the collections in 2021.
EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in this regulatory liability year over year is related to excess tax amounts returned to customers through customer billings. See Note 10.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through ETG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over-collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval, along with amounts to be returned to customers under the AMA as discussed in Note 1. The increase year over year is primarily driven by the change in the value of the energy-related derivative contracts.

OTHER REGULATORY LIABILITIES - This liability primarily represents recoveries in excess of expenditures for the SBC programs, which include the CEP/CLEP, USF and LL mechanisms (see Note 10).

12.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

SJI ans ETG sponsor several trusteed, qualified defined benefit pension plans and other postretirement benefit plans. Employees of SJG participate in the defined benefit pension plans and other postretirement benefit plans of SJI. SJI's qualified defined benefit pension plan was closed beginning in 2003. ETG's defined benefit pension plan was closed to new employees beginning in 2018. SJI's and ETG's plans are funded in accordance with the requirements of the ERISA. In addition, non-union employees are eligible to participate in the defined contribution plan. Approximately 30% and 28% of SJI's and SJG's current, full-time, regular employees, respectively, will be entitled to annuity payments upon retirement. The Company also provides a non-qualified benefit and defined contribution pension plan for a selected group of the Company's management and highly compensated employees. Benefits under these non-qualified pension plans, including the SERP discussed below, are funded on a cash basis. In addition, SJI and ETG provide health care and life insurance benefits for eligible retired employees through postretirement benefit plans.

Net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits
	2021	2020	2019
Service Cost	$5,887	$5,871	$5,583
Interest Cost	13,028	15,017	17,294
Expected Return on Plan Assets	(23,762)	(21,929)	(20,195)
Amortization:
Prior Service Cost	98	105	105
Actuarial Loss	12,932	10,845	9,550
Net Periodic Benefit Cost	8,183	9,909	12,337
Settlement, Curtailment and Special Termination Costs	44	781	955
Capitalized Benefit Costs	(1,551)	(1,969)	(2,008)
Deferred Benefit Costs	(1,168)	(1,591)	(2,411)
Total Net Periodic Benefit Expense	$5,508	$7,130	$8,873

SJI (includes SJG and all other consolidated subsidiaries):	Other Postretirement Benefits
	2021	2020	2019
Service Cost	$814	$681	$533
Interest Cost	1,920	2,367	2,884
Expected Return on Plan Assets	(5,741)	(5,381)	(4,571)
Amortization:
Prior Service Credits	(624)	(624)	(561)
Actuarial Loss	1,118	853	1,163
Net Periodic Benefit Credit	(2,513)	(2,104)	(552)
Capitalized Benefit Costs	(225)	(209)	(201)
Deferred Benefit Costs	1,164	935	357
Total Net Periodic Benefit Income	$(1,574)	$(1,378)	$(396)

Net periodic benefit cost related to the SJG employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

SJG:	Pension Benefits
	2021	2020	2019
Service Cost	$3,778	$3,797	$3,621
Interest Cost	8,481	9,695	11,067
Expected Return on Plan Assets	(13,403)	(11,903)	(11,028)
Amortization:
Prior Service Cost	88	95	95
Actuarial Loss	11,569	9,364	8,224
Net Periodic Benefit Cost	10,513	11,048	11,979
Capitalized Benefit Costs	(1,551)	(1,395)	(1,437)
Affiliate SERP Allocations	(4,728)	(3,938)	(3,541)
Deferred Benefit Costs	(1,168)	(1,591)	(2,411)
Total Net Periodic Benefit Expense	$3,066	$4,124	$4,590

SJG:	Other Postretirement Benefits
	2021	2020	2019
Service Cost	$480	$396	$343
Interest Cost	1,181	1,463	1,863
Expected Return on Plan Assets	(4,041)	(3,860)	(3,220)
Amortization:
Prior Service Credits	(502)	(502)	(474)
Actuarial Loss	884	672	1,042
Net Periodic Benefit Credits	(1,998)	(1,831)	(446)
Capitalized Benefit Costs	(225)	(166)	(155)
Deferred Benefit Costs	1,164	935	357
Total Net Periodic Benefit Income	$(1,059)	$(1,062)	$(244)

Settlement, Curtailment and Special Termination Costs reflected in the tables above in 2021 were not material; in 2020 relate to a settlement of certain participants' benefits under ETG's pension plan; and in 2019 relate to an ERIP. Capitalized benefit costs reflected in the tables above relate to the Utilities' construction programs. Only the service cost component of net benefit cost is eligible for capitalization.

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

Details of the activity within Regulatory Assets and AOCL associated with Pension and Other Postretirement Benefits are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2020	$61,584	$12,251	$51,285	$964

Amounts Arising during the Period:
Net Actuarial Loss	17,377	1,718	11,459	2,194
Prior Service Credit	—	(436)	—	(317)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,337)	(672)	(5,244)	(180)
Prior Service (Credits) Cost	(95)	502	(11)	107

Balance at December 31, 2020	72,529	13,363	57,489	2,768

Amounts Arising during the Period:
Net Actuarial Gain	(19,155)	(11,763)	(7,465)	(1,540)
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,187)	(884)	(6,740)	(233)
Prior Service (Credits) Cost	(88)	502	(10)	107

Balance at December 31, 2021	$47,099	$1,218	$43,274	$1,102

SJG:	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2020	$60,668	$11,342	$42,190	$—

Amounts Arising during the Period:
Net Actuarial Loss	10,595	1,014	9,119	—
Prior Service Credit (Cost)	—	(436)	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,492)	(672)	(3,872)	—
Prior Service (Cost) Credit	(95)	502	—	—

Balance at December 31, 2020	65,676	11,750	47,437	—

Amounts Arising during the Period:
Net Actuarial Gain	(14,357)	(8,951)	(3,350)	—
Other	—	—	(3,177)	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,144)	(884)	(5,423)	—
Prior Service (Cost) Credit	(88)	502	—	—

Balance at December 31, 2021	$45,087	$2,417	$35,487	$—

The estimated costs that will be amortized from Regulatory Assets for SJI and SJG into net periodic benefit costs in 2022 are as follows (in thousands):

SJI and SJG (amounts are the same for both entities):	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$63	$(502)
Net Actuarial Loss	$2,839	$100

The estimated costs that will be amortized from AOCL for SJI and SJG into net periodic benefit costs in 2022 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
SJI (includes SJG and all other consolidated subsidiaries):
Prior Service Cost/(Credit)	$7	$(107)
Net Actuarial Loss	$4,246	$40

SJG:
Prior Service Cost/(Credit)	$—	$—
Net Actuarial Loss	$3,278	$—

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJI's consolidated balance sheets follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits		Other Postretirement Benefits

	2021	2020	2021	2020
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$481,848	$439,373	$75,540	$73,659
Service Cost	5,887	5,871	814	681
Interest Cost	13,028	15,017	1,920	2,367
Actuarial (Gain) Loss	(10,823)	48,316	(4,025)	3,933
Retiree Contributions	—	—	—	84
Plan Amendments	—	—	—	(753)
Benefits Paid	(19,193)	(19,569)	(4,309)	(4,431)
Settlement	(9,173)	(7,160)	—	—
Benefit Obligation at End of Year	$461,574	$481,848	$69,940	$75,540

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$330,987	$312,497	$87,870	$82,522
Actual Return on Plan Assets	39,690	41,344	15,100	5,348
Employer Contributions	9,287	3,875	4,309	4,347
Retiree Contributions	—	—	—	84
Benefits Paid	(19,193)	(19,569)	(4,309)	(4,431)
Settlement	(9,173)	(7,160)	—	—
Fair Value of Plan Assets at End of Year	$351,598	$330,987	$102,970	$87,870

Funded Status at End of Year:	$(109,976)	$(150,861)	$33,030	$12,330
Amounts Related to Unconsolidated Affiliate	30	(495)	228	299
Accrued Net Benefit (Cost) Credit at End of Year	$(109,946)	$(151,356)	$33,258	$12,629

Amounts Recognized in the Statement of Financial Position Consist of:
Noncurrent Assets	$—	$—	$33,258	$12,629
Current Liabilities	(3,969)	(3,704)	—	—
Noncurrent Liabilities	(105,977)	(147,652)	—	—
Net Amount Recognized at End of Year	$(109,946)	$(151,356)	$33,258	$12,629

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credits)	$109	$197	$(4,723)	$(5,225)
Net Actuarial Loss	46,990	72,332	5,941	18,588
	$47,099	$72,529	$1,218	$13,363

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of (pre-tax):
Prior Service Costs (Credits)	$12	$22	$(1,722)	$(1,829)
Net Actuarial Loss	43,262	57,467	2,824	4,597
	$43,274	$57,489	$1,102	$2,768

SJG:			Other
	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$318,262	$286,517	$46,189	$47,306
Service Cost	3,778	3,797	480	396
Interest Cost	8,481	9,695	1,181	1,463
Actuarial (Gain) Loss	(11,714)	27,561	(1,538)	(167)
Retiree Contributions	—	—	—	13
Plan Amendments	1,800	3,464	—	(436)
Benefits Paid	(13,261)	(12,772)	(3,496)	(2,386)
Benefit Obligation at End of Year	$307,346	$318,262	$42,816	$46,189
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$181,940	$170,959	$61,869	$59,190
Actual Return on Plan Assets	19,399	19,914	11,453	2,679
Employer Contributions	8,862	3,840	3,496	2,373
Retiree Contributions	—	—	—	13
Benefits Paid	(13,261)	(12,773)	(3,496)	(2,386)
Fair Value of Plan Assets at End of Year	$196,940	$181,940	$73,322	$61,869

Funded Status at End of Year:
Accrued Net Benefit (Cost) Credit at End of Year	$(110,406)	$(136,322)	$30,506	$15,680
Amounts Recognized in the Statement of Financial Position Consist of:
Noncurrent Assets	$—	$—	$30,506	$15,680
Current Liabilities	(3,935)	(3,669)	—	—
Noncurrent Liabilities	(106,471)	(132,653)	—	—
Net Amount Recognized at End of Year	$(110,406)	$(136,322)	$30,506	$15,680
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credits)	$109	$197	$(4,723)	$(5,225)
Net Actuarial Loss	44,978	65,479	7,140	16,975
Net Amount Recognized at End of Year	$45,087	$65,676	$2,417	$11,750
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$35,487	$47,437	$—	$—

The PBO and ABO of SJI's qualified employee pension plans were $371.9 million and $355.3 million, respectively, as of December 31, 2021; and $388.3 million and $370.2 million, respectively, as of December 31, 2020.  The ABO of these plans exceeded the value of the plan assets as seen in the SJI table above under "Change in Plan Assets." The PBO and ABO for SJI's non-funded SERP were $89.7 million and $88.4 million, respectively, as of December 31, 2021; and $93.6 million and $90.6 million, respectively, as of December 31, 2020. SJI's SERP obligation, along with the obligations under ETG's pension and other postretirement benefit plans, are reflected in the tables above.

The PBO and ABO of SJG's qualified employee pension plans were $209.6 million and $201.4 million, respectively, as of December 31, 2021; and $218.4 million and $207.8 million, respectively, as of December 31, 2020. The ABO of these plans exceeded the value of the plan assets as seen in the SJG table above under "Change in Plan Assets." The PBO and ABO for SJG's non-funded SERP were $89.7 million and $88.4 million, respectively, as of December 31, 2021; and $93.2 million and $90.2 million, respectively, as of December 31, 2020. SJG's SERP obligation is reflected in the tables above.

Actuarial gains incurred in 2021 are primarily a result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2021 compared to the prior year. Actuarial losses incurred in 2020 are primarily a result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2020 compared to the prior year.

The weighted-average assumptions used to determine benefit obligations for SJI and SJG at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Discount Rate	3.02%	2.73%	2.99%	2.61%
Rate of Compensation Increase	3.00%	3.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost (credit) for SJI and SJG for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount Rate	2.73%	3.49%	4.39%	2.61%	3.43%	4.31%
Expected Long-Term Return on Plan Assets	7.25%	7.25%	7.25%	6.75%	6.75%	6.75%
Rate of Compensation Increase	3.00%	3.00%	3.50%	3.00%	3.00%	3.50%

The SOA updates the mortality projection on an annual basis. The Company utilizes the most current projection tables available. The obligations as of December 31, 2021, 2020 and 2019, disclosed herein, reflect the use of the updated projection tables applicable to those years.

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

PLAN ASSETS - SJI's and SJG's overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The target allocations for pension plan assets are 40-70 percent equity securities, 0-10 percent cash, 25-60 percent fixed income investments, and 0-10 percent to all other types of investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds.  Fixed income securities include group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJI evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2021.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2021, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI's pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three distinct levels, as fully described in Note 17, which will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJI's and SJG's pension plan assets at December 31, 2021 and 2020 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2021
Cash / Cash Equivalents:
Cash	$1,299	$1,299	$—	$—
STIF-Type Instrument (a)	6,525	6,525	—	—
Equity securities:
U.S. Large-Cap (b)	100,095	100,095	—	—
U.S. Mid-Cap (b)	14,730	14,730	—	—
U.S. Small-Cap (b)	13,639	13,639	—	—
International (b)	83,831	83,831	—	—
Fixed Income:
Core Plus Fixed Income (c)	49,510	24,363	25,147	—
Short Term Fixed (c)	27,039	27,039	—	—
Long Term Fixed (c)	41,875	41,875	—	—
Subtotal Fair Value	$338,543	$313,396	$25,147	$—
Measured at net asset value practical expedient:
Private Equity Fund (d)	$13,055
Subtotal measured at net asset value practical expedient	$13,055

Total Fair Value	$351,598

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2020
Cash / Cash Equivalents:
Cash	$881	$881	$—	$—
STIF-Type Instrument (a)	5,779	5,779	—	—
Equity securities:
U.S. Large-Cap (b)	100,322	100,322	—	—
U.S. Mid-Cap (b)	17,774	17,774	—	—
U.S. Small-Cap (b)	14,938	14,938	—	—
International (b)	86,085	86,085	—	—
Fixed Income:
Core Plus Fixed Income (c)	54,066	27,296	26,770	—
Long Term Fixed (c)	41,194	41,194	—	—
Subtotal Fair Value	$321,039	$294,269	$26,770	$—

Measured at net asset value practical expedient:
Private Equity Fund (d)	$9,948
Subtotal measured at net asset value practical expedient	$9,948

Total Fair Value	$330,987

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2021:
Cash / Cash Equivalents:
Cash	$213	$213	$—	$—
STIF-Type Instrument (a)	4,976	4,976	—	—
Equity securities:
U.S. Large-Cap (b)	54,651	54,651	—	—
U.S. Mid-Cap (b)	7,632	7,632	—	—
U.S. Small-Cap (b)	7,580	7,580	—	—
International (b)	45,634	45,634	—	—
Fixed Income:
Core Plus Fixed Income (c)	27,592	13,578	14,014	—
Short Term Fixed (c)	14,931	14,931	—	—
Long Term Fixed (c)	23,396	23,396	—	—
Subtotal Fair Value	$186,605	$172,591	$14,014	$—

Measured at net asset value practical expedient:
Private Equity Fund (d)	$10,335
Subtotal measured at net asset value practical expedient	$10,335

Total Fair Value	$196,940

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2020:
Cash / Cash Equivalents:
Cash	$303	$303	$—	$—
STIF-Type Instrument (a)	3,380	3,380	—	—
Equity securities:
U.S. Large-Cap (b)	52,346	52,346	—	—
U.S. Mid-Cap (b)	8,138	8,138	—	—
U.S. Small-Cap (b)	8,249	8,249	—	—
International (b)	44,120	44,120	—	—
Fixed Income:
Core Plus Fixed Income (c)	32,571	16,450	16,121	—
Long Term Fixed (c)	24,895	24,895	—	—
Subtotal Fair Value	$174,002	$157,881	$16,121	$—

Measured at net asset value practical expedient:
Private Equity Fund (d)	$7,938
Subtotal measured at net asset value practical expedient	$7,938

Total Fair Value	$181,940

(a)This category represents short-term investment funds held for the purpose of funding disbursement payment arrangements.  Underlying assets are valued based on quoted prices in active markets. These funds are classified as Level 1 investments.

(b)This category of equity investments represents a managed portfolio of common stock investments among several sectors. These common stocks are actively traded on exchanges and price quotes for these shares are readily available. These common stocks are classified as Level 1 investments.

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
(d)This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds. Fund valuations are reported on a 90 to 120 day lag and, therefore, the value reported herein represents the market value as of June or September 30, 2021 and 2020, respectively, with cash flow changes through December applied. The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

SJI (includes SJG and all other consolidated subsidiaries):	Guaranteed	Private
	Insurance	Equity	Real
	Contract	Funds	Estate	Total

Balance at January 1, 2020	$2,756	$—	$—	$2,756
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	—
Relating to assets sold during the period	—	—	—	—
Purchases, Sales and Settlements	(2,756)	—	—	(2,756)
Balance at December 31, 2020	—	—	—	—
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	—
Relating to assets sold during the period	—	—	—	—
Purchases, Sales and Settlements	—	—	—	—
Balance at December 31, 2021	$—	$—	$—	$—

SJG:	Guaranteed Insurance Contract	Private Equity Funds	Real Estate	Total
Balance at January 1, 2020	$2,216	$—	$—	$2,216
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	—
Relating to assets sold during the period	—	—	—	—
Purchases, Sales and Settlements	(2,216)	—	—	(2,216)
Balance at December 31, 2020	—	—	—	—
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—	—
Relating to assets sold during the period	—	—	—	—
Purchases, Sales and Settlements	—	—	—	—
Balance at December 31, 2021	$—	$—	$—	$—

As with the pension plan assets, SJI's and SJG's overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  SJI and SJG have implemented this diversification strategy with a mix of mutual funds and Company-owned life insurance policies.  The target allocations for post-retirement benefit plan assets are 55-75 percent equity securities, 0-10 percent cash, 25-45 percent fixed income investments and 0-10 percent to all other types of investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds. The insurance policies are backed by a series of commingled trust investments held by the insurance carrier.

The fair values of SJI's and SJG's other postretirement benefit plan assets at December 31, 2021 and 2020 by asset category are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2021:
Cash / Cash Equivalents:
Cash	$292	$292	$—	$—
STIF-Type Instrument (d)	2,780	2,780	—	—
Equity Securities:
U.S. Large-Cap (a)	21,012	21,012	—	—
U.S. Mid-Cap (a)	4,292	4,292	—	—
U.S. Small-Cap (a)	7,380	7,380	—	—
U.S. International (a)	21,079	21,079	—	—
Fixed Income:
Core Plus Fixed Income (c)	14,958	7,243	7,715	—
Mutual Funds - Bonds (a)	12,724	12,724	—	—
Subtotal Fair Value	$84,517	$76,802	$7,715	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$18,453
Subtotal measured at net asset value practical expedient	$18,453

Total Fair Value	$102,970

SJI (includes SJG and all other consolidated subsidiaries):
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2020:
Cash	$2,334	$2,334	$—	$—
Equity Securities:
U.S. Large-Cap (a)	18,839	18,839	—	—
U.S. Mid-Cap (a)	4,379	4,379	—	—
U.S. Small-Cap (a)	3,361	3,361	—
U.S. International (a)	20,369	20,369	—
Fixed Income:
Core Plus Fixed Income (c)	6,431	—	6,431	—
Mutual Funds - Bonds (a)	14,881	14,881	0	0
Subtotal Fair Value	$70,594	$64,163	$6,431	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$17,276
Subtotal measured at net asset value practical expedient	$17,276

Total Fair Value	$87,870

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2021
Cash / Cash Equivalents:
Cash	$170	$170	$—	$—
STIF-Type Instrument (d)	2,616	2,616	0	0
Equity Securities:
U.S. Large-Cap (a)	16,101	16,101	—	—
U.S. Mid-Cap (a)	2,652	2,652	—	—
U.S. Small-Cap (a)	2,115	2,115	—	—
U.S. International (a)	13,392	13,392	—	—
Fixed Income:
Core Plus Fixed Income (c)	10,273	5,055	5,218	—
Mutual Funds - Bonds (a)	8,603	8,603	—	—
Subtotal Fair Value	$55,922	$50,704	$5,218	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$17,400
Subtotal measured at net asset value practical expedient	$17,400

Total Fair Value	$73,322

SJG:
Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2020
Cash	$2,083	$2,083	$0	$0
Equity Securities:
U.S. Large-Cap (a)	10,764	10,764	—	—
U.S. Mid-Cap (a)	2,591	2,591	—	—
U.S. Small-Cap (a)	2,200	2,200	—	—
U.S. International (a)	12,889	12,889	—	—
Fixed Income:
Core Plus Fixed Income (c)	4,741	—	4,741	—
Mutual Funds - Bonds (a)	10,392	10,392	—	—
Subtotal Fair Value	$45,660	$40,919	$4,741	$—

Measured at net asset value practical expedient:
Company Owned Life Insurance (b)	$16,209
Subtotal measured at net asset value practical expedient	$16,209

Total Fair Value	$61,869

(a)This category represents a managed portfolio of common stock investments among several sectors. These common stocks are actively traded on exchanges and price quotes for these shares are readily available. These common stocks are classified as Level 1 investments.

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

(d)This category represents short-term investment funds held for the purpose of funding disbursement payment arrangements.  Underlying assets are valued based on quoted prices in active markets. These funds are classified as Level 1 investments.

FUTURE BENEFIT PAYMENTS - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	Pension Benefits	Other Postretirement Benefits
2022	$22,834	$5,451
2023	$23,550	$5,271
2024	$23,795	$4,932
2025	$24,008	$4,696
2026	$24,618	$4,448
2027 - 2031	$130,850	$18,642

SJG:	Pension Benefits	Other Postretirement Benefits
2022	$14,143	$3,591
2023	$14,658	$3,500
2024	$15,022	$3,285
2025	$15,398	$3,100
2026	$15,792	$2,926
2027 - 2031	$86,896	$11,931

CONTRIBUTIONS - SJI and SJG made $5.4 million and $5.0 million contributions to its employee pension and OPEB plans in 2021, respectively. SJI and SJG did not make contributions to its employee pension or OPEB plans in 2020 or 2019. Payments related to the unfunded SERP plan for SJI and SJG in 2021, 2020 and 2019 were $3.9 million, $3.9 million and $4.1 million, respectively. SERP payments for SJI and SJG are expected to approximate $3.9 million in 2022.

DEFINED CONTRIBUTION PLAN - SJI, SJG and ETG offer a Savings Plan to eligible employees.  For employees eligible for participation in the defined benefit pension plans, SJI and SJG match 50% of participants' contributions to the Savings Plan up to 6% of base compensation. For employees who are not eligible for participation in the defined benefit pension plans, SJI and SJG match 50% of participants' contributions up to 8% of base compensation, as well as a year-end contribution of $1,500, if 10 or fewer years of service, or $2,000, if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan for SJI approximated $4.0 million, $4.6 million and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and $1.2 million, $1.6 million and $1.2 million for SJG for the years ended December 31, 2021, 2020 and 2019, respectively.

13.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of December 31, 2021 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$152,800	(A)	$347,200	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	109,900	(B)	140,100	September 2026

ETG:
ETG Revolving Credit Facility	250,000	84,000	(C)	166,000	September 2026

Total	$1,000,000	$346,700		$653,300

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

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective consolidated balance sheets as of December 31, 2021.

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

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant limiting the ratio of Indebtedness of each Borrower and its subsidiaries on a consolidated basis to Consolidated Total Capitalization of each Borrower of not more than 0.70 to 1 (as such terms are defined in the Credit Facility). SJI, SJG and ETG were all in compliance with these covenants as of December 31, 2021.

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

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted average interest rate on borrowings:
SJI (inclusive of all subsidiaries' facilities)	1.05%	1.35%	2.67%
SJG	0.34%	0.23%	1.99%

Average borrowings and maximum amounts outstanding on these facilities for the years ended December 31 were as follows (in thousands):

	2021	2020
Average borrowings outstanding, not including letters of credit:
SJI (inclusive of all subsidiaries' facilities)	$190,000	$472,900
SJG	$40,900	$116,600

Maximum amounts outstanding, not including letters of credit:
SJI (inclusive of all subsidiaries' facilities)	$452,900	$872,200
SJG	$123,000	$187,000

14.    LONG-TERM DEBT:

Outstanding Long-Term Debt at December 31 consisted of the following:

		2021	2020
Long-Term Debt (A):
SJG:
First Mortgage Bonds: (B)
3.28%	Series due 2030 (C)	$150,000	$150,000
3.93%	Series due 2050 (C)	250,000	250,000
3.98%	Series due 2050 (C)	125,000	125,000
3.00%	Series due 2024 (D)	30,000	40,000
3.03%	Series due 2024 (E)	21,000	28,000
3.63%	Series due 2025 (F)	3,637	4,546
4.84%	Series due 2026 (G)	12,500	15,000
4.93%	Series due 2026 (H)	37,500	45,000
4.03%	Series due 2027 (H)	45,000	45,000
4.01%	Series due 2030 (I)	34,000	34,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032 (J)	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
3.00%	Series due 2047 (O)	200,000	200,000
Series A 2006 Bonds at variable rates due 2036 (K)		24,900	24,900
Total SJG Long-Term Debt Outstanding (R)		$1,050,537	$1,078,446
Less SJG Current Maturities		(31,084)	(52,809)
Total SJG Long-Term Debt (R)		$1,019,453	$1,025,637

SJI:
3.71%	Series due 2027 (M)	$75,000	$75,000
3.91%	Series due 2030 (M)	125,000	125,000
3.71%	Series C 2012 Notes due 2022	35,000	35,000
3.47%	Series due 2024	25,000	25,000
3.71%	Series due 2027	25,000	25,000
3.57%	Series 2017A-2 due 2025	25,000	25,000
3.81%	Series 2017B-2 due 2028	25,000	25,000
3.43%	Series 2018A due 2021 (L)	—	90,000
4.07%	Series 2018B due 2028	80,000	80,000
4.17%	Series 2018C due 2030	80,000	80,000
5.625%	Junior Subordinated Notes due 2079	200,000	200,000
5.02%	Series A Junior Subordinated Notes (P)	287,500	—
Convertible Equity Units (N, P)		335,000	287,500
ETG:
First Mortgage Bonds
4.02%	Series 2018A-1 due 2028	50,000	50,000
4.22%	Series 2018A-2 due 2033	55,000	55,000
4.29%	Series 2018A-3 due 2038	150,000	150,000
4.37%	Series 2018A-4 due 2048	200,000	200,000
4.52%	Series 2018A-5 due 2058	75,000	75,000
2.84%	Series 2019 A-1 due 2029	40,000	40,000

2.84%	Series 2019 A-2 due 2029	35,000	35,000
2.94%	Series 2019 A-3 due 2031	25,000	25,000
2.94%	Series 2019 A-4 due 2031	45,000	45,000
3.28%	Series 2020 A-1, Tranche A due 2050 (Q)	75,000	75,000
3.38%	Series 2020 A-1, Tranche B due 2060 (Q)	50,000	50,000
2.26%	Series 2020 A-2, Tranche A due 2031 (Q)	50,000	—
3.08%	Series 2020 A-2 Tranche B due 2041 (Q)	25,000	—
3.36%	Series 2020 A-2, Tranche C due 2041 (Q)	50,000	—
Total SJI Consolidated Long-Term Debt Outstanding (R)		$3,293,037	2,950,946
Less SJI Consolidated Current Maturities		(66,076)	(142,801)
Total SJI Consolidated Long-Term Debt (R)		$3,226,961	2,808,145

(A)    Long-term debt maturities for SJI for the succeeding five years are as follows (in thousands): 2022: $66,076; 2023: $40,084; 2024: $65,084; 2025: $66,084; and 2026: $41,175. Long-term debt maturities for SJG for the succeeding five years are as follows (in thousands): 2022: $31,084; 2023: $40,084; 2024: $40,084; 2025: $41,084; and 2026: $41,175.

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

(D)SJG has $30.0 million remaining of 3.00% MTNs, with $10.0 million due annually with the final payment due September 2024. As such, $10.0 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(E)SJG has $21.0 million remaining of 3.03% MTNs, with $7.0 million due annually with the final payment due November 2024. As such, $7.0 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(F)SJG pays $0.9 million annually toward the principal amount of 3.63% MTNs, with the final payment to be made December 2025. As such, $0.9 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(G)SJG has $12.5 million remaining of 4.84% MTNs, with $2.5 million due annually with the final payment due March 2026. As such, $2.5 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(H)SJG has $37.5 million remaining of 4.93% MTNs, with $7.5 million due annually with the final payment due June 2026. As such, $7.5 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year. SJG also has $45.0 million of 4.03% MTNs, with $9.0 million due annually beginning in December 2023 with the final payment due in December 2027.

(I)    SJG initially entered into $42.0 million of 4.01% MTNs with several due dates, as follows: $8.0 million paid November 2019; $2.0 million due November 2025; $3.0 million due November 2026; $8.0 million due November 2027; and $7.0 million each due November 2028, 2029 and 2030.

(J)    SJG has $35.0 million of 3.74% MTNs, with $3.175 million due annually beginning April 2022 with final payment due April 2032. As such, $3.175 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the consolidated balance sheets as it is due within one year.

(K)    These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2021 was 0.13%. Liquidity support on these bonds is provided under a separate letter of credit facility that was set to expire in August 2021; as such, these bonds were recorded in current portion of long-term debt on the consolidated balance sheets as of December 31, 2020. The letter of credit facility was extended to August 2024; as such these bonds were recorded in long-term debt on the consolidated balance sheets as of December 31, 2021.

(L)    In April 2021, SJI repaid the $90.0 million principal amount outstanding on its 3.43% Series 2018-A Notes at maturity.

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

(N)    In March and April 2021, SJI completed a public offering of Equity Units for gross proceeds of $335.0 million (see Note 6). As of December 31, 2021, these Equity Units were not converted into equity.

(O)    SJG has $200.0 million of 3.00% MTNs with varying principal amounts due annually, beginning with $16.0 million due in 2025.

(P)    In March 2021, the Company finalized the remarketing of the $287.5 million of Series A Junior Subordinated Notes, which, prior to this remarketing, were convertible equity units. The interest rate on the Series A Junior Subordinated Notes has been reset to 5.02% per year, and this reset rate became effective on April 15, 2021. See Note 6.

(Q)    On November 10, 2020, ETG entered into a Bond Purchase Agreement which provided for ETG to issue an aggregate of $250.0 million of first mortgage bonds in five tranches, as follows: (i) 3.28% First Mortgage Bonds, Series 2020A-1, Tranche A due November 10, 2050 in the aggregate principal amount of $75.0 million (the “Series 2020A-1, Tranche A Bonds”), (ii) 3.38% First Mortgage Bonds, Series 2020A-1, Tranche B due November 10, 2060 in the aggregate principal amount of $50.0 million (the “Series 2020A-1, Tranche B Bonds”), (iii) 2.26% First Mortgage Bonds, Series 2020A-2, Tranche A due June 15, 2031 in the aggregate principal amount of $50.0 million, (iv) 3.08% First Mortgage Bonds, Series 2020A-2, Tranche B due June 15, 2041 in the aggregate principal amount of $25.0 million, and (v) 3.36% First Mortgage Bonds, Series 2020A-2, Tranche C due June 15, 2051 in the aggregate principal amount of $50.0 million. The two Tranches of Series 2020A-1 Bonds were issued on November 10, 2020. ETG issued the three Tranches of Series 2020A-2 Bonds on June 15, 2021.

(R)    Total SJI consolidated Long-Term Debt in the table above does not include unamortized debt issuance costs of $38.5 million and $29.6 million as of December 31, 2021 and 2020, respectively, nor does it include $5.1 million and $5.2 million of unamortized debt discounts as of December 31, 2021 and 2020, respectively. These items are recorded as reductions to Long-Term Debt on the consolidated balance sheet. Also not included in the table above are finance leases of $5.6 million and $3.1 million as of December 31, 2021 and 2020, respectively (see Note 9), which is recorded as an increase to Long-Term Debt on the consolidated balance sheets. Total SJG Long-Term Debt in the table above does not include unamortized debt issuance costs of $8.7 million and $9.4 million as of December 31, 2021 and 2020, respectively.

All Notes listed above contain a financial covenant limiting the ratio of indebtedness to total capitalization to not more than 0.70 to 1, measured at the end of each fiscal quarter. SJI and the Utilities were in compliance with these covenants as of December 31, 2021.

15.    COMMITMENTS AND CONTINGENCIES:

GAS SUPPLY CONTRACTS - In the normal course of business, SJG, SJRG and ETG have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The transportation and storage service agreements with interstate pipeline suppliers were made under FERC-approved tariffs. SJG's and ETG's cumulative obligation for gas supply-related demand charges and reservation fees paid to suppliers for these services averages approximately $6.8 million and $5.5 million per month, respectively, and is recovered on a current basis through the BGSS. SJRG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $0.8 million per month.  SJRG has also committed to purchase 526,400 dts/d of natural gas, from various suppliers, for terms ranging from five to eleven years at index based prices.

ETG has an AMA with SJRG for transportation and storage capacity to meet natural gas demands. The AMA is in effect through March 31, 2022; both entities plan to extend this AMA prior to its expiration. It also requires SJRG to pay minimum annual fees of $4.25 million to ETG and includes tiered margin sharing levels between ETG and SJRG (see Note 1).

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

In August 2018, the State of New Jersey filed a civil enforcement action in the New Jersey Superior Court, Atlantic County, against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. Assessment of the nature and extent of the alleged damages requires substantial analysis from multiple experts. To date, discovery has not yet taken place and there is limited precedent on a number of the legal matters involved. As a result, SJG is currently evaluating the merits of the State of New Jersey’s allegations. All parties have agreed to and begun mediation efforts. SJG intends to vigorously defend itself in this matter, however, an adverse outcome in the litigation could have a material impact on SJI's and SJG's results of operations, financial condition and liquidity. SJG recorded a liability based on its best-estimate of the probable outcome of this matter as of December 31, 2021. This manufactured gas plant site has been fully remediated as discussed under "Environmental Remediation Costs" below.

SJI has accrued approximately $11.3 million and $4.1 million related to all claims in the aggregate as of December 31, 2021 and 2020, respectively, of which SJG has accrued approximately $10.0 million and $1.2 million as of December 31, 2021 and 2020, respectively.

COLLECTIVE BARGAINING AGREEMENTS — SJI and its subsidiaries employed 1,173 and 1,130 employees as of December 31, 2021 and 2020, respectively. SJG employed 432 and 441 employees as of December 31, 2021 and 2020, respectively. As of December 31, 2021, 289 of the total number of employees were represented by labor unions at SJG, and 233 were represented by a labor union at ETG. As of December 31, 2020, 303 of the total number of employees were represented by labor unions at SJG, and 167 were represented by a labor union at ETG. Collective bargaining agreements with unions that represent SJG employees include agreements with IBEW Local 1293, which was finalized in February 2022 and now runs through February 2025, and with IAM Local 76 which was finalized in 2021 and now runs through August 2025. A collective bargaining agreement with UWUA Local 424 that represents unionized ETG employees runs through November 2022. The labor agreements cover wage increases, health and welfare benefits, paid time off programs, and other benefits. At ETG, 68 employees voted to certify as a new bargaining unit effective November 23, 2021, for which SJI is actively negotiating a new collective bargaining agreement.

GUARANTEES - As of December 31, 2021, SJI, the parent company, has issued guarantees to third parties on behalf of its consolidated subsidiaries. These guarantees were issued to guarantee payment to third parties with whom SJI's consolidated subsidiaries have commodity supply contracts. As of December 31, 2021, these guarantees support future firm commitments of SJI's consolidated subsidiaries and $143.1 million of the Accounts Payable already recorded on SJI's consolidated balance sheet.

As of December 31, 2021, SJI had issued $11.3 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

AFFILIATE LOANS - SJI has provided $62.6 million and $19.3 million in capital contribution loans to REV, which are recorded in Notes Receivable - Affiliates on the consolidated balance sheets as of December 31, 2021 and 2020, respectively (see Note 3). The amount of capital contribution loans may be amended upward from time to time at the sole discretion of SJI.

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

Since the early 1980s, SJI accrued environmental remediation costs of $629.6 million, of which $463.5 million was spent as of December 31, 2021. SJG accrued environmental remediation costs of $510.5 million, of which $418.5 million was spent as of December 31, 2021.

The following table details the amounts expended and accrued for SJI's and SJG's environmental remediation during the last two years (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):	2021	2020
Beginning of Year	$193,575	$232,885
Change in Accruals	9,111	(22,198)
Expenditures	(36,605)	(17,112)
End of Year	$166,081	$193,575

SJG:	2021	2020
Beginning of Year	$101,243	$131,262
Change in Accruals	9,398	(15,273)
Expenditures	(18,677)	(14,746)
End of Year	$91,964	$101,243

The balances are segregated between current and noncurrent on the consolidated balance sheets under the captions Current Liabilities (SJI & SJG), Deferred Credits and Other Noncurrent Liabilities (SJI) and Regulatory and Other Noncurrent Liabilities (SJG).

Management estimates that undiscounted future costs to clean up SJG's sites will range from $92.0 million to $154.3 million. Six of SJG's sites comprise the majority of these estimates, with future costs ranging from $83.6 million to $146.1 million. The remediation efforts at SJG's six most significant sites include the following:

Site 1 - A combination of excavation and subsurface containment of impacted media has been approved by the regulatory authority for this site and work is underway. Steps remaining to remediate the site include completion of the remedial action, issuance of a Response Action Outcome, and long-term groundwater monitoring.

Site 2 - Remediation of the soil contamination at this site has been completed. Steps remaining to remediate the site include completion of sediment remediation, completion of post-remediation groundwater monitoring, issuance of a Response Action Outcome, and long-term groundwater monitoring.

Site 3 - A significant portion of the remedial action at this site has been completed. Steps remaining to remediate the site include completion of the approved subsurface containment remedy, issuance of a Response Action Outcome, and long term groundwater monitoring.

Site 4 - The remedial action approved by the regulatory authority is currently being implemented. Remaining steps to remediate the site include post-remediation groundwater monitoring, ongoing operation of the product recovery system, and issuance of a Response Action Outcome.

Site 5 - The remedial action to address impacted soil has been completed. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.

Site 6 - The remedial action to address impacted soil has been completed. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.
Management estimates that undiscounted future costs to clean up ETG's sites will range from $73.6 million to $137.9 million.
The remediation efforts at ETG's five sites include the following:

Site 1 - The remedial action approved by the regulatory authority is currently being implemented. Steps remaining to remediate the site include completion of the remedial action, issuance of a Response Action Outcome, and long-term groundwater monitoring.

Site 2 - The remedial action to address impacted soil has been completed. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.

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

As of December 31, 2021, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	96.7	10.3
Expected future sales of natural gas (in MMdts)	130.2	0.8

Basis and Index related net purchase/(sale) contracts (in MMdts)	72.1	1.5

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the consolidated statements of income for SJI. These unrealized pre-tax gains (losses) were $5.6 million, $0.4 million and $(11.7) million for the years ended December 31, 2021, 2020 and 2019, respectively. For SJG's and ETG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, unrealized gains (losses) for SJG's and ETG's energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the consolidated balance sheets of SJI (ETG and SJG) and SJG. As of December 31, 2021 and 2020, SJI had $22.1 million and $2.4 million, respectively, and SJG had $7.1 million and $1.1 million, respectively, of unrealized gains (losses) included in its BGSS regulatory accounts related to energy-related commodity contracts.

As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to limit exposure to forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG's BGSS clause, subject to BPU approval. See Note 3 for more information about these related party transactions.

The retail electric operations of SJE use forward physical and financial contracts to mitigate commodity price risk on fixed price electric contracts. However, expected future purchases and sales of electricity are not material.

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

As of December 31, 2021, SJG's active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

Unrealized losses on these interest rate derivatives for SJG totaled $8.0 million and $9.9 million as of December 31, 2021 and 2020, respectively. For these unrealized losses, management believes that, subject to BPU approval, the market value upon termination can be recovered in rates and, therefore, they have been recorded in Regulatory Assets in the consolidated balance sheets. See Note 11.

SJI had interest rate derivatives that were terminated in December 2020 at a price equal to the fair value of the instruments of $8.2 million, which was recorded to Interest Charges on the consolidated statements of income for the year ended December 31, 2020.

The fair values of all derivative instruments, none of which are designated as hedging instruments under GAAP, as reflected in the consolidated balance sheets as of December 31, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$95,041	$60,002	$41,439	$27,006
Derivatives - Energy Related - Noncurrent	22,488	16,079	6,935	4,947
Interest rate contracts:
Derivatives - Other - Current	—	568	—	659
Derivatives - Other - Noncurrent	—	7,432	—	9,279
Total Derivatives	$117,529	$84,081	$48,374	$41,891

SJG:
	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$9,396	$2,520	$4,053	$2,868
Derivatives – Energy Related – Noncurrent	507	324	87	190
Interest rate contracts:
Derivatives - Other - Current	—	568	—	659
Derivatives - Other - Noncurrent	—	7,432	—	9,279
Total Derivatives	$9,903	$10,844	$4,140	$12,996

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the consolidated balance sheets.

As of December 31, 2021 and 2020, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2021
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$117,529	$—	$117,529	$(57,804)	(A)	$(32,782)	$26,943
Derivatives - Energy Related Liabilities	$(76,081)	$—	$(76,081)	$57,804	(B)	$—	$(18,277)
Derivatives - Other	$(8,000)	$—	$(8,000)	$—		$—	$(8,000)
SJG:
Derivatives - Energy Related Assets	$9,903	$—	$9,903	$(1,780)	(A)	$—	$8,123
Derivatives - Energy Related Liabilities	$(2,844)	$—	$(2,844)	$1,780	(B)	$—	$(1,064)
Derivatives - Other	$(8,000)	$—	$(8,000)	$—		$—	$(8,000)

As of December 31, 2020
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$48,374	$—	$48,374	$(24,027)	(A)	$—	$24,347
Derivatives - Energy Related Liabilities	$(31,953)	$—	$(31,953)	$24,027	(B)	$2,176	$(5,750)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)
SJG:
Derivatives - Energy Related Assets	$4,140	$—	$4,140	$(716)	(A)	$—	$3,424
Derivatives - Energy Related Liabilities	$(3,058)	$—	$(3,058)	$716	(B)	$2,176	$(166)
Derivatives - Other	$(9,938)	$—	$(9,938)	$—		$—	$(9,938)

(A) The balances at December 31, 2021 and 2020 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2021 and 2020 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the consolidated statements of income for the year ended December 31 is as follows (in thousands):

Derivatives Previously in Cash Flow Hedging Relationships under GAAP (a)	2021	2020	2019
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (b)	$(46)	$(46)	$(46)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (b)	$(46)	$(46)	(46)

(a) See "Derivative Instruments" in Note 1
(b) Included in Interest Charges

Derivatives Not Designated as Hedging Instruments under GAAP	2021	2020	2019
SJI (no balances for SJG; includes all other consolidated subsidiaries):
Gains (Losses) on energy-related commodity contracts (a)	$5,567	$385	$(11,748)
Gains (Losses) on interest rate contracts (b)	—	4,760	(2,798)

Total	$5,567	$5,145	$(14,546)

(a)  Included in Operating Revenues - Nonutility
(b)  Included in Interest Charges

Certain of SJI's derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2021, is not material. The amount SJI would have been required to pay to settle the instruments immediately or post collateral to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2021 after offsetting asset positions with the same counterparties under master netting arrangements, is also not material.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$37	$37	$—	$—
Derivatives – Energy Related Assets (B)	117,529	56,260	52,277	8,992
	$117,566	$56,297	$52,277	$8,992
SJG:
Assets
Derivatives – Energy Related Assets (B)	$9,903	$4,648	$1,617	$3,638
	$9,903	$4,648	$1,617	$3,638

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$76,081	$21,879	$45,890	$8,312
Derivatives – Other (C)	8,000	—	8,000	—
	$84,081	$21,879	$53,890	$8,312

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,844	$1,780	$1,064	$—
Derivatives – Other (C)	8,000	—	8,000	—
	$10,844	$1,780	$9,064	$—

As of December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
SJI (includes SJG and all other consolidated subsidiaries):
Available-for-Sale Securities (A)	$32	$32	$—	$—
Derivatives – Energy Related Assets (B)	48,374	11,447	23,527	13,400
	$48,406	$11,479	$23,527	$13,400

SJG:
Assets
Derivatives – Energy Related Assets (B)	$4,140	$715	$32	$3,393
	$4,140	$715	$32	$3,393

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$31,953	$8,605	$20,954	$2,394
Derivatives – Other (C)	9,938	—	9,938	—
	$41,891	$8,605	$30,892	$2,394

SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$3,058	$2,891	$159	$8
Derivatives – Other (C)	9,938	—	9,938	—
	$12,996	$2,891	$10,097	$8

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

(C) Derivatives-Other – Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy.

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at December 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contracts - Natural Gas	$8,916	$8,107	Discounted Cash Flow	Forward price (per dt)	$1.77 - $8.30 [$3.73]	(A)

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contracts - Natural Gas	$12,824	$1,764	Discounted Cash Flow	Forward price (per dt)	$1.44 - $6.77 [$2.67]	(A)

The unobservable inputs in Level 3 fair value measurements of forward electric contracts as of December 31, 2021 and 2020 are not material.

SJG:

Type	Fair Value at December 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contracts - Natural Gas	$3,638	$—	Discounted Cash Flow	Forward price (per dt)	$3.75 - $5.66 [$4.94]	(A)

Type	Fair Value at December 31, 2020		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contracts - Natural Gas	$3,393	$8	Discounted Cash Flow	Forward price (per dt)	$2.48 - $3.63 [$3.16]	(A)

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities during the years ended December 31, using significant unobservable inputs (Level 3), are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):

2021
Balance at January 1, 2021	$11,006
Other changes in fair value from continuing and new contracts, net	(228)
Settlements	(10,098)

Balance at December 31, 2021	$680

2020
Balance at January 1, 2020	$17,574
Other changes in fair value from continuing and new contracts, net	11,078
Settlements	(17,646)

Balance at December 31, 2020	$11,006

SJG:

2021
Balance at January 1, 2021	$3,385
Other changes in fair value from continuing and new contracts, net	3,638
Settlements	(3,385)

Balance at December 31, 2021	$3,638

2020
Balance at January 1, 2020	$5,035
Other changes in fair value from continuing and new contracts, net	3,385
Settlements	(5,035)

Balance at December 31, 2020	$3,385

18.    ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table presents the changes in SJI's AOCL, net of tax, for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Other Comprehensive Income (Loss) of Affiliated Companies	Total
Balance at January 1, 2019	$(25,626)	$(362)	$(10)	$(97)	$(26,095)
Other comprehensive loss before reclassifications	(6,498)	—	—	—	(6,498)
Amounts reclassified from AOCL	—	35	—	—	35
Net current period other comprehensive (loss) income	(6,498)	35	—	—	(6,463)
Balance at December 31, 2019	(32,124)	(327)	(10)	(97)	(32,558)
Other comprehensive loss before reclassifications	(5,692)	—	—	—	(5,692)
Amounts reclassified from AOCL	—	34	—	—	34
Net current period other comprehensive (loss) income	(5,692)	34	—	—	(5,658)
Balance at December 31, 2020	(37,816)	(293)	(10)	(97)	(38,216)
Other comprehensive income before reclassifications	11,455	—	—	—	11,455
Amounts reclassified from AOCL	—	32	—	—	32
Net current period other comprehensive income	11,455	32	—	—	11,487
Balance at December 31, 2021	$(26,361)	$(261)	$(10)	$(97)	$(26,729)

The following table presents the changes in SJG's AOCL, net of tax, for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Total
Balance at January 1, 2019	$(21,901)	$(456)	$(22,357)
Other comprehensive loss before reclassifications	(5,553)	—	(5,553)
Amounts reclassified from AOCL	—	35	35
Net current period other comprehensive (loss) income	(5,553)	35	(5,518)
Balance at December 31, 2019	(27,454)	(421)	(27,875)
Other comprehensive loss before reclassifications	(3,765)	—	(3,765)
Amounts reclassified from AOCL	—	34	34
Net current period other comprehensive (loss) income	(3,765)	34	(3,731)
Balance at December 31, 2020	(31,219)	(387)	(31,606)
Other comprehensive income before reclassifications	8,598	—	8,598
Amounts reclassified from AOCL	—	32	32
Net current period other comprehensive income	8,598	32	8,630
Balance at December 31, 2021	$(22,621)	$(355)	$(22,976)

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

Below is a listing of all performance obligations that arise from contracts with customers, along with details on the satisfaction of each performance obligation, the significant payment terms, and the nature of the goods and services being transferred:

Revenue Recognized Over Time:
Reportable Segment	Performance Obligation	Description
SJG Utility Operations ETG Utility Operations ELK Utility Operations Wholesale Energy Operations	Natural Gas
SJG, ETG and, prior to its sale in July 2020 (see Note 1), ELK, sell natural gas to residential, commercial and industrial customers, and price is based on regulated tariff rates which are established by the BPU or the MPSC, as applicable. There is an implied contract with a customer for the purchase, delivery, and sale of gas, and the customer is billed monthly, with payment due within 30 days. Payments are received from certain customers based on a predetermined budget billing schedule. Budget billing does not represent a contract asset or liability but rather just a receivable/liability because there are no further performance obligations required to be satisfied before the Utilities have the right to collect/refund the customer’s consideration. Consideration is due when control of the energy is transferred to the customer and is satisfied with the passage of time. Budget billing liability balances are recorded within the Customer Deposits and Credit Balances line item in the consolidated balance sheets.

SJG has direct connections to and long-term gas transmission services on interstate pipeline systems. The sale of gas to third parties from these pipelines prior to entering our service territory is considered OSS. These contracts to sell off-system are at a price, quantity and time period agreed to by both parties determined on a contract by contract basis.

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

SJG Utility Operations Wholesale Energy Operations	Pipeline Transportation Capacity	SJG and SJRG sell pipeline transportation capacity on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers (for SJG, this is known as Capacity Release). These contracts to sell this capacity are at a price, quantity and time period agreed to by both parties determined on a contract by contract basis. Payment is due on the 25th of each month for the previous month's deliveries. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.
Wholesale Energy Operations	Fuel Management Services	SJRG currently has several fuel supply management contracts where SJRG has acquired pipeline transportation capacity that allows SJRG to match end users, many of which are merchant generators, with producers looking to find a long-term solution for their supply. Natural gas is sold to the merchant generator daily based on its needs, with payment made either weekly or biweekly depending on the contract. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) coinciding with the delivery of gas and the customer obtaining control, which represents satisfaction of the performance obligation.
Retail Services	Electricity	SJE sells electricity to commercial, industrial and residential customers at fixed prices throughout the life of the contract, with the customer billed monthly and payment due within 30 days. Revenue is currently being recognized over time based upon volumes delivered (i.e., unit of output) or through the passage of time ratably coinciding with the delivery of electricity and the customer obtaining control, which represents satisfaction of the performance obligation.
Renewables	Solar	Solar projects earn revenue based on electricity generated. The customer is billed monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kilowatt hours of energy are generated (i.e., unit of output), which is when revenue is recognized.

Renewables	Fuel Cell	The fuel cell projects earn revenue based on electricity generated. The customer is billed monthly as electricity is being generated, with payment due within 30 days. The performance obligation is satisfied as kilowatt hours of energy are generated (i.e., unit of output), which is when revenue is recognized.
Renewables	CHP	Marina sold MTF/ACB in February 2020 (see Note 1). Prior to its sale, Marina had a contract with a casino and resort in Atlantic City, NJ to provide cooling, heating and emergency power. There were multiple performance obligations with this contract, including electric, chilled water and hot water, and each of these was considered distinct and separately identifiable performance obligations that were all priced separately. These performance obligations were satisfied over time ratably as they were used by the customer, who was billed monthly.
Retail Services	Energy Procurement Consulting Services	AEP and EnerConnex provide energy procurement consulting services. These businesses match energy suppliers with end users and are paid commissions by energy suppliers. The commissions received on energy procurement contracts (whether received at the beginning of a contract or paid under monthly terms) are earned and recognized over the duration of the underlying contracts as energy usage occurs, which represents satisfaction of the performance obligation. The resulting contract liabilities are not material as of December 31, 2021, 2020 and 2019.

Revenue Recognized at a Point in Time:
Reportable Segment	Performance Obligation	Description
Renewables	SRECs	The customer is billed based on a contracted amount of SRECs to be sold, with the price based on the market price of the SRECs at the time of generation. This does not represent variable consideration as the price is known and established at the time of generation and delivery to the customer. The performance obligation is satisfied at the point in time the SREC is delivered to the customer, which is when revenue is recognized. Payment terms are approximately 10 days subsequent to delivery.

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

SJI and SJG have determined that the above methods provide a faithful depiction of the transfer of goods or services to the customer. For all above performance obligations, SJI's and SJG's efforts are expended throughout the contract based on seasonality and customer needs. Further, for various contracts among each performance obligation, SJI (specifically SJRG) may have a stand ready obligation to provide goods or services on an as needed basis to the customer.

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

Disaggregated revenues from contracts with customers are disclosed below, by operating segment, for the years ended December 31, (in thousands). The presentation of disaggregated revenues for the prior periods has been revised to conform to the realignment of our operating segments as discussed in Note 8.

2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$359,963	$225,209	$—	$1,997	$—	$—	$587,169
Commercial & Industrial	166,287	129,148	1,406,155	8,918	24,038	(21,795)	1,712,751
OSS & Capacity Release	10,720	—	—	—	—	—	10,720
Other	3,022	811	—	4,881	—	(524)	8,190
	$539,992	$355,168	$1,406,155	$15,796	$24,038	$(22,319)	$2,318,830
Product Line:
Gas	$539,992	$355,168	$1,406,155	$—	$—	$(21,617)	$2,279,698
Electric	—	—	—	8,919	—	(178)	8,741
Solar	—	—	—	—	7,019	—	7,019
Fuel Cells	—	—	—	—	15,763	—	15,763
Other	—	—	—	6,877	1,256	(524)	7,609
	$539,992	$355,168	$1,406,155	$15,796	$24,038	$(22,319)	$2,318,830

2020
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$349,111	$223,221	$2,179	$—	$1,978	$—	$—	$576,489
Commercial & Industrial	144,300	114,300	2,544	683,152	22,176	15,617	(10,048)	972,041
OSS & Capacity Release	7,673	—	—	—	—	—	—	7,673
Other	2,048	1,629	203	—	—	—	—	3,880
	$503,132	$339,150	$4,926	$683,152	$24,154	$15,617	$(10,048)	$1,560,083
Product Line:
Gas	$503,132	$339,150	$4,926	$683,152	$—	$—	$(7,544)	$1,522,816
Electric	—	—	—	—	19,907	—	(1,971)	17,936
Solar	—	—	—	—	—	8,426	—	8,426
CHP	—	—	—	—	—	3,502	—	3,502
Other	—	—	—	—	4,247	3,689	(533)	7,403
	$503,132	$339,150	$4,926	$683,152	$24,154	$15,617	$(10,048)	$1,560,083

2019
	SJG Utility Operations	ETG Utility Operations	ELK Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$356,646	$217,195	$3,494	$—	$16,206	$—	$—	$593,541
Commercial & Industrial	116,959	103,590	4,197	633,720	43,345	48,748	(13,368)	937,191
OSS & Capacity Release	8,951	—	—	—	—	—	—	8,951
Other	2,456	10,242	166	—	—	—	—	12,864
	$485,012	$331,027	$7,857	$633,720	$59,551	$48,748	$(13,368)	$1,552,547
Product Line:
Gas	$485,012	$331,027	$7,857	$633,720	$—	$—	$(5,433)	$1,452,183
Electric	—	—	—	—	56,899	—	(7,935)	48,964
Solar	—	—	—	—	—	15,111	—	15,111
CHP	—	—	—	—	—	27,993	—	27,993
Other	—	—	—	—	2,652	5,644	—	8,296
	$485,012	$331,027	$7,857	$633,720	$59,551	$48,748	$(13,368)	$1,552,547

The SJG balance is a part of the SJG Utility Operations segment, and is before intercompany eliminations with other SJI entities.

Revenues on the consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG, ETG and ELK utility operating segments (primarily CIP and WNC), (b) both utility and nonutility realized revenue from derivative contracts at the SJG and ETG Utility Operations, Wholesale Energy Operations, and Retail Services operating segments, and (c) unrealized revenues from derivative contracts at the Wholesale Energy Operations and Retail Services operating segments (see Note 16).

The Utilities' rate mechanisms that qualify as alternative revenue programs are described in Note 10. These mechanisms are subject to compliance filings on at least an annual basis, and the tariff rate adjustments are designed to occur over this compliance period. These rate mechanisms satisfy the criteria in ASC 980-605-25-4, as (a) each mechanism is established by order of the BPU for SJG and ETG, and the MPSC for ELK; (b) the amounts recoverable under each program are determined by tracking and are probable of recovery; and (c) the adjustments to tariff rates are designed to recover from or refund to customers within a 24 month period. For each individual rate reconciling mechanism, operating revenues are recognized when allowable costs are greater than the amounts billed in the current period and are reduced when allowable costs are less than amounts billed in the current period. Total revenues arising from alternative revenue programs at SJI were $17.8 million, $38.1 million and $29.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Total revenues arising from alternative revenue programs at SJG were $13.0 million, $28.0 million and $34.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table provides information about SJI's and SJG's receivables and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (a)	Unbilled Revenue (b)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2021	$278,723	$85,423
Ending balance as of December 31, 2021	343,835	87,357
Increase (Decrease)	$65,112	$1,934

Beginning balance as of January 1, 2020	$253,661	$84,821
Ending balance as of December 31, 2020	278,723	85,423
Increase (Decrease)	$25,062	$602

SJG:
Beginning balance as of January 1, 2021	$88,657	$46,837
Ending balance as of December 31, 2021	125,848	43,236
Increase (Decrease)	$37,191	$(3,601)

Beginning balance as of January 1, 2020	$84,940	$45,016
Ending balance as of December 31, 2020	88,657	46,837
Increase (Decrease)	$3,717	$1,821

(a) A receivable is SJI's and SJG's right to consideration that is unconditional, as only the passage of time is required before payment is expected from the customer.

(b) All unbilled revenue for SJI and SJG arises from contracts with customers. Unbilled revenue relates to SJI's and SJG's right to receive payment for commodity delivered but not yet billed. This represents contract assets that arise from contracts with customers, which is defined in ASC 606 as the right to payment in exchange for goods already transferred to a customer, excluding any amounts presented as a receivable. The unbilled revenue is transferred to accounts receivable when billing occurs and the rights to collection become unconditional.

20.    ACQUISITIONS & BUSINESS COMBINATIONS

During the years ended December 31, 2021 and 2020, SJI completed several acquisitions and business combinations as described below. In each case, the amount of revenues and net income included in the Company’s consolidated statements of income for the year of the acquisition was not material. For the EnerConnex transaction, which was accounted for as a business combination, our results would not have been materiality different for the periods presented prior to the acquisition if the acquisition had occurred at the beginning of those periods. In addition, the amounts of acquisition-related costs were not material for these transactions.

Catamaran Joint Venture

On August 12, 2020, SJI, through its wholly-owned subsidiary Marina, formed the Catamaran joint venture with a third party partner. Catamaran was formed for the purpose of developing, owning and operating renewable energy projects, and supporting SJI's commitment to clean energy initiatives. The following acquisitions have occurred under the Catamaran joint venture since its initiation:

Bronx Midco

Catamaran and a third party formed Bronx Midco, of which Catamaran owns 99%. On June 9, 2021, Bronx Midco purchased a fuel cell project totaling 5 MW in Bronx, New York that is in the process of being constructed and is expected to be completed in the second quarter of 2022. Marina, through its ownership in Catamaran, has a 92% ownership interest in Bronx Midco, and, as a result, Marina consolidates the entity as Marina has the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

ASC Topic 805, “Business Combinations,” states that a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. As the acquisition did not meet the definition of a business combination under ASC 805, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. The fuel cell project includes a land lease (see Note 9) and, at the time of the acquisition, working capital.

The total expected cost of the fuel cell project is $60.1 million, of which the partners have paid $28.7 million as of December 31, 2021. Of this total, Marina invested $26.4 million as of December 31, 2021. To account for the third party partners' interest in Bronx Midco, Marina recorded $2.3 million of Noncontrolling Interests in Total Equity on the consolidated balance sheets as of December 31, 2021. The major depreciable assets of the Bronx Midco fuel cell project are the fuel cell modules, which will be depreciated over their estimated useful lives of 35 years once placed in service. The lease cost associated with the land lease is being recognized on a straight-line basis over the lease term of 35 years (see Note 9).

All assets and financial results of Bronx Midco are included in the Renewables segment. As this project is not yet placed into service, no revenues have been recorded, expenses incurred in the Company's consolidated statements of income in 2021 are not material, and no ITC has been recorded in 2021.

Annadale
On August 12, 2020, Catamaran purchased 100% ownership in Annadale, an entity that owns two fuel cell projects totaling 7.5 MW in Staten Island, New York. Construction was completed after the acquisition and these fuel cell projects became operational in December 2020. Marina has a 93% ownership interest in Annadale, and Marina consolidates the entity as Marina has the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

Since the acquisition of Annadale did not meet the definition of a business combination under ASC 805, the Company accounted for the transaction as an asset acquisition. The acquisition of Annadale included a land lease (see Note 9) and working capital.

Marina invested $80.2 million in Annadale as part of the $86.2 million total cost of the fuel cell project, with the remaining $6.0 million being contributed by the noncontrolling minority interest owner, which is recorded as Noncontrolling Interests within Total Equity on the consolidated balance sheets as of December 31, 2021. The acquisition was primarily comprised of $80.6 million in Nonutility Property, Plant & Equipment, $23.9 million in Cash and Cash Equivalents, and $4.3 million in Other Noncurrent Assets, partially offset by $21.2 million in Accounts Payable and Other Current & Noncurrent Liabilities. The major depreciable assets of Annadale are the fuel cell modules, which are being depreciated over their estimated useful lives of 35 years (see Note 1). The land lease is being amortized over the lease term of 35 years (see Note 9).

All assets and financial results of Annadale are included in the Renewables segment.

EnerConnex Acquisition

On August 7, 2020, SJI, through its wholly-owned subsidiary SJEI, completed its acquisition of the remaining 75% of EnerConnex for total consideration of $7.5 million. This acquisition supported the Company's initiative to expand its energy consulting business. EnerConnex does not have any regulated operations.

The acquisition of EnerConnex was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the total estimated purchase price of an acquisition is allocated to the net assets based on their estimated fair values.

Prior to this transaction, SJEI previously had a 25% investment in EnerConnex that was accounted for under the equity method of accounting. As this was a business combination achieved in stages, an approximately $2.0 million (pre-tax) gain was recorded in 2020 as a result of remeasuring the carrying value of the previously held equity interest in EnerConnex to its acquisition date fair value. This gain was recorded in Other Income on the consolidated statements of income in 2020. The acquisition date fair value of the previously held equity interest was $2.5 million and was determined based on the cash consideration exchanged for the remaining 75% of EnerConnex. The total of the $7.5 million in cash consideration for the remaining 75%, the $2.5 million acquisition date fair value of the previously held interest, and $0.2 million in assumed liabilities served as the total allocable basis shown in the preliminary purchase price allocation below.

The purchase price allocation to the assets acquired and liabilities assumed as of the acquisition date for EnerConnex was finalized during 2021 with no significant adjustment and is as follows:

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

All assets and financial results of EnerConnex are included in the Retail Services segment.

Solar Projects Acquisitions

In 2021, SJI, through its wholly-owned subsidiary Marina, completed its acquisitions of a solar project in New Jersey. Also in 2021, Catamaran completed its acquisition of a solar project in Massachusetts, of which Marina has a 90% ownership interest. On June 30, 2020 and August 21, 2020, SJI acquired three LLCs and a fourth LLC, respectively. The total purchase price for these solar projects/entities, which equaled the fair value of property, plant, and equipment that was acquired in the transactions, was not material. Costs related to these acquisitions were not material. The purchase of these projects/entities is in support of the New Jersey Energy Master Plan. All assets and financial results of these projects/entities are included in the Renewables segment.

RNG Dairy Farm Development Rights Acquisition

On December 23, 2020, SJI completed its asset acquisition of renewable natural gas development rights in certain dairy farms, previously owned by REV, for total consideration of $10.0 million. The development rights are associated with dairy farms that will be developed as RNG projects. This acquisition is consistent with SJI's commitment to decarbonization, as REV, which we will contract with to assist in developing these RNG projects, specializes in the development, production and transportation of renewable natural gas, liquified natural gas and compressed natural gas. Among its service offerings, REV acquires the rights to build anaerobic digesters on dairy farms to produce RNG for injection into natural gas pipelines.

The assets for the dairy farm development rights are included in the Decarbonization segment.

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

As a result of the COVID-19 pandemic and the resulting macroeconomic market conditions during 2020, the Company determined it necessary to perform a quantitative goodwill impairment analysis on the goodwill at the ETG reporting unit as of March 31, 2020 and again as of September 30, 2020. There were no impairments recorded as a result of these impairment tests. In 2021, there were no additional triggering events; as such, the Company performed its annual impairment test as of October 1, 2021.

In preparing the ETG goodwill impairment test, the fair value of the ETG reporting unit was calculated using a weighted combination of the income approach, which estimates fair value based on discounted cash flows, and the market approach, which estimates fair value based on market comparables within the utility and energy industries. Determining the fair value of the ETG reporting unit requires judgment and the use of significant estimates and assumptions as discussed above. Based on the analysis performed, the fair value of the ETG reporting unit closely approached, but exceeded, its carrying amount. Should economic conditions deteriorate in future periods or remain depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

The following table summarizes the changes in goodwill for the years ended December 31, 2021 and 2020, respectively (in thousands):

	2021	2020
Beginning Balance, January 1	$706,960	$702,070
Goodwill from EnerConnex Acquisition at Retail Services segment (see Note 20)	—	4,890
Ending Balance, December 31	$706,960	$706,960

As of December 31, 2021 and 2020, $700.2 million was included in the ETG Utility Operations segment and $6.8 million was included in the Retail Services segment.

In 2019, as a result of the agreement to sell MTF & ACB (see Note 1), the Company recorded a $3.6 million impairment charge on goodwill due to the purchase price being less than the total carrying value. This impairment charge was taken at the Renewables segment and recorded to Impairment Charges on the consolidated statements of income.

The Company concluded, based on the results of its at least annual goodwill impairment assessments performed for all reporting units during the years ended December 31, 2021, 2020 and 2019, that there were no additional goodwill impairments identified.

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships within the Retail Services segment, interconnection and power purchase agreements at Annadale (collectively "Annadale intangible assets"), and an AMA within the ETG Utility Operations segment. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Considerations may include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives (finite-lived intangible assets) are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 2 to 20 years.

The fair value of intangible assets is determined based on quoted market prices in active markets, if available. If quoted market prices are not available, the fair value of intangible assets is determined based upon the present values of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants, or upon estimated replacement cost, if expected future cash flows from the intangible asset are not determinable.

No impairment charges were taken on identifiable intangible assets in 2021 and 2020. In 2019, as a result of the agreement to sell MTF & ACB (see Note 1), the Company recorded a $4.8 million impairment charge on identifiable intangible assets due to the purchase price being less than the total carrying value. This impairment charge was taken at the Renewables segment and recorded to Impairment Charges on the consolidated statements of income.

SJI's identifiable intangible assets were as follows (in thousands):

	As of December 31, 2021
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$8,881	$(863)	$8,018
AMA (See Note 1)	19,200	(17,920)	1,280
Annadale Intangible Assets	4,220	(280)	$3,940
Other	807	(2)	805
Total	$33,108	$(19,065)	$14,043

	As of December 31, 2020
	Gross Cost	Accumulated Amortization	Identifiable Intangible Assets, Net
Identifiable intangible assets subject to amortization:
Customer Relationships	$6,900	$(338)	$6,562
AMA (See Note 1)	19,200	(12,800)	6,400
Annadale Intangible Assets	4,318	(22)	4,296
Total	$30,418	$(13,160)	$17,258

The net identifiable intangible asset balances shown in the table above are included in Other Noncurrent Assets on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Total SJI amortization expense related to identifiable intangible assets was $5.9 million, $5.4 million, and $6.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, SJI's estimated amortization expense related to identifiable intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Year ended December 31,	SJI
2022	$2,176
2023	$896
2024	$896
2025	$896
2026	$896

The decreases in estimated amortization expense in the table above are due to the AMA ceasing in March 2022 (see Note 1).

22.    SUBSEQUENT EVENTS:

Merger Agreement

On February 23, 2022, South Jersey Industries, Inc. (SJI or the Company) announced that it had signed an agreement and plan of merger (the “Merger Agreement”) with NJ Boardwalk Holdings LLC, a Delaware limited liability company (“Parent”) and Boardwalk Merger Sub, Inc., a New Jersey corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent. Each of Parent and Merger Sub are affiliates of Infrastructure Investments Fund. Following completion of the transaction, SJI intends to delist its shares from the New York Stock Exchange.

At the effective time of the merger (the “Effective Time”), each share of SJI’s common stock issued and outstanding immediately before the Effective Time will be converted into the right to receive $36.00 in cash, without interest.

SJI’s stockholders will be asked to vote on the adoption of the Merger Agreement and the merger at a special stockholders’ meeting that will be held on a date to be announced. The closing of the merger is subject to customary conditions, including the receipt of regulatory approvals by the BPU, and that the Merger Agreement be adopted by at least a majority of the votes cast by shareholders entitled to vote thereon at the meeting.

The Merger Agreement places limitations on SJI’s ability to engage in certain types of transactions without Parent’s consent between the signing of the Merger Agreement and the Effective Time, including limitations on SJI’s ability to issue dividends other than consistent with its past practices, acquire other businesses, issue equity of SJI (except in the ordinary course pursuant to equity compensation plans) and, subject to certain exceptions, incurring certain indebtedness for borrowed money.

The Merger Agreement contains certain termination rights, including the right of SJI or Parent to terminate if the merger is not consummated within 12 months after signing, subject to certain extensions and exceptions. Under the terms of the Merger Agreement, the Company may be required to pay Parent a termination fee of $140.0 million if the Merger Agreement is terminated under certain specified circumstances. The Merger Agreement additionally provides that Parent pay the Company a termination fee of $255.0 million under certain specified circumstances.

Other Subsequent Events

The collective bargaining agreement with the IBEW Local 1293 union that represents SJG employees was finalized in February 2022 and now runs through February 2025.

In February 2022, ETG filed an update to its petition with the BPU requesting a base rate revenue increase of $72.9 million. This matter is pending before the BPU. See Note 10.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of South Jersey Industries, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and changes in equity and comprehensive income, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

While SJG and ETG have indicated they expect to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate-regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2021, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of recovery in future rates of incurred costs or refunds to customers or future reduction in rates. Given that management’s accounting judgements are based on assumptions about the outcome of future decisions by the BPU, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

•We read relevant regulatory orders issued by the BPU for SJG, ETG and other public utilities in New Jersey; regulatory statutes, interpretations, procedural memorandums, and filings made by intervenors; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the BPU’s treatment of similar costs under similar circumstances. We also obtained and read the November 2021 BPU order adopting the stipulation of settlement for ETG’s April 2021 base rate case as well as the publicly available filings made by SJG and ETG and related attachments. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected SJG’s and ETG’s filings with the BPU and the filings with the BPU by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

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
February 24, 2022

We have served as the Company's auditor since 1948.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of South Jersey Gas Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2021 and 2020, the related statements of income, comprehensive income, cash flows and changes in common equity and comprehensive income, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a)2 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

While the Company indicated it expects to recover costs from customers through regulated rates, there is a risk that the BPU will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate-regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2021, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of recovery in future rates of incurred costs or refunds to customers or future reduction in rates. Given that management’s accounting judgements are based on assumptions about the outcome of future decisions by the BPU, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

•We read relevant regulatory orders issued by the BPU for the Company, Elizabethtown Gas Company, and other public utilities in New Jersey; regulatory statutes, interpretations, procedural memorandums, and filings made by intervenors; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the BPU’s treatment of similar costs under similar circumstances. We also obtained and read the publicly available filings made by the Company and related attachments. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•For regulatory matters in process, we inspected SJG’s filings with the BPU and the filings with the BPU by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

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

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 24, 2022

We have served as the Company's auditor since 1948.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officers and principal financial officers, evaluated the effectiveness of the design and operation of SJI''s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that the disclosure controls and procedures employed at SJI and SJG, respectively, are effective.

Management's Report on Internal Control over Financial Reporting

The management of each of SJI and SJG are responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rule 13a-15(f) and 15d-15(f). The internal control system of each of SJI and SJG is designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including each company's principal executive officer and principal financial officer, each of SJI and SJG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that each company's internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of SJI's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K. This report is not applicable to SJG which is not an accelerated filer or large accelerated filer.

Changes in Internal Control over Financial Reporting

There was no change in SJI’s internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, SJI’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of South Jersey Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of South Jersey Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements and financial statement schedules.

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
February 24, 2022

South Jersey Industries, Inc.
Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors may be found under the captions “Director Elections”, “Director Nominees”, “Directors and Management”, “Security Ownership”, "Meetings of the Board of Directors and its Committees", and “The Board of Directors” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Information concerning the members of the Company's Audit Committee and the Company's Audit Committee Financial Expert is also incorporated by reference to the 2022 Proxy Statement under the captions "Meetings of the Board of Directors and its Committees," “Audit Committee,” and “Audit Committee Report.” Such information is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics for its Principal Executive, Financial and Accounting Officers. It is available on SJI's website, www.sjindustries.com, by clicking “Investors” and then “Corporate Governance.” We will post any amendment to or waiver of the Code to our website.

Item 11. Executive Compensation

Information concerning executive compensation may be found under the caption “Compensation Discussion & Analysis” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our 2022 Proxy Statement set forth under the caption “Security Ownership” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information in our 2022 Proxy Statement set forth under the caption “The Board of Directors” and “Certain Relationships” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information in our 2022 Proxy Statement set forth under the caption “Audit Committee Report” is incorporated herein by reference.

South Jersey Industries, Inc.
Part IV
PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Listed below are all financial statements and schedules filed as part of this Report:

1 - The consolidated financial statements and notes to consolidated financial statements of South Jersey Industries, Inc. and subsidiaries and the financial statements and notes to financial statements of South Jersey Gas Company, together with the respective reports thereon of Deloitte & Touche LLP, dated February 24, 2022, are filed as part of this Report under Item 8 - Financial Statements and Supplementary Data.

2 - Schedules

Schedule I - Condensed Financial Information of SJI as of December 31, 2021 and 2020 and for the three years ended December 31, 2021, 2020, and 2019.

Schedule II - Valuation and Qualifying Accounts of SJI and SJG.

All schedules, other than those listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)    List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

South Jersey Industries, Inc.
Part IV

Exhibit Number	Description	Reference

(1)(a)(i)	ATM Equity Offering Sales Agreement, dated as of April 6, 2020, for SJI.	Incorporated by reference from Exhibit 1.1 of Form 8-K of SJI as filed April 6, 2020.

(1)(a)(ii)	Common Stock Underwriting Agreement dated March 17, 2021 between South Jersey Industries, Inc. and the Representative of the several underwriters	Incorporated by reference from Exhibit 1.1 of Form 8-K of SJI as filed March 22, 2021.

(1)(a)(iii)	Equity Units Underwriting Agreement dated March 17, 2021 between South Jersey Industries, Inc. and the Representative of the several underwriters	Incorporated by reference from Exhibit 1.2 of Form 8-K of SJI as filed March 22, 2021.

(2)(a)(i)	Asset Purchase Agreement, dated as of October 15, 2017, by and between Pivotal Utility Holdings, Inc. and South Jersey Industries, Inc.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed October 16, 2017.

(2)(a)(ii)	Agreement and Plan of Merger, dated as of February 23, 2022, by and among South Jersey Industries, Inc., NJ Boardwalk Holdings LLC and Boardwalk Merger Sub, Inc	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed February 24, 2022.

(2)(b)(i)	Asset Purchase Agreement, dated as of June 27, 2018, by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed July 3, 2018.

(2)(b)(ii)	Solar Renewable Energy Certificate Purchase and Sale Agreement, dated as of June 27, 2018, by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2.2 of Form 8-K of SJI as filed July 3, 2018.

(2)(b)(iii)	Fifth Amendment Asset Purchase Agreement dated as of February 27, 2019 by and between Marina and GSRP Project Holdings I, LLC.	Incorporated by reference from Exhibit 2(b)(iii) of Form 10-K of SJI as filed February 28, 2019.

(2)(b)(iv)	Purchase Agreement, dated as of December 5, 2019, by and between Marina and DTE Atlantic, LLC.	Incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed December 9, 2019.

(3)(a)(i)	Certificate of Incorporation of South Jersey Industries, Inc., dated November 10, 1969.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 21, 1983.	Incorporated by reference from Exhibit 3.2 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 19, 1984.	Incorporated by reference from Exhibit 3.3 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(iv)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 23, 1987.	Incorporated by reference from Exhibit 3.4 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(v)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated October 7, 1996.	Incorporated by reference from Exhibit 3.6 of Form 8-K of SJI as filed May 10, 2016.

South Jersey Industries, Inc.
Part IV

(3)(a)(vi)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated May 5, 2005.	Incorporated by reference from Exhibit 3.7 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(vii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated April 28, 2009.	Incorporated by reference from Exhibit 3.8 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(viii)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated June 2014.	Incorporated by reference from Exhibit 3.9 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(ix)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated February 27, 2015.	Incorporated by reference from Exhibit 3.10 of Form 8-K of SJI as filed May 10, 2016.

(3)(a)(x)	Certificate of Amendment of the Certificate of Incorporation of SJI, dated October 16, 2020.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed October 20, 2020.

(3)(a)(xi)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit 3(a) of Form 10-K of SJG as filed March 26, 1997.

(3)(b)(i)	Bylaws of South Jersey Industries, Inc. as amended and restated, effective November 25, 2020.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJI as filed November 30, 2020.

(3)(b)(ii)	Bylaws of South Jersey Gas Company as amended and restated through April 21, 2017.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJG as filed April 24, 2017.

(4)(a)(i)	Form of Stock Certificate for common stock.	Incorporated by reference from Exhibit 4.9 of Form 8-K of SJI as filed March 22, 2021.

(4)(a)(ii)	Junior Subordinated Indenture dated as of April 23, 2018 between South Jersey Industries, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed March 22, 2021.

(4)(a)(iii)	First Mortgage Indenture, dated as of July 2, 2018, for ETG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed December 26, 2018.

(4)(a)(iv)	First Supplemental Indenture, dated as of December 20, 2018, for ETG.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed December 26, 2018.

(4)(b)(i)	Supplemental Indenture Amending and Restating First Mortgage Indenture, dated as of January 23, 2017, for SJG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(ii)	First Supplemental Indenture, dated as of January 23, 2017, for SJG.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(iii)	Second Supplemental Indenture, dated as of September 27, 2019, for ETG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI dated October 2, 2019.

(4)(c)(i)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(ii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July 12, 2001.

South Jersey Industries, Inc.
Part IV

(4)(c)(iii)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July 12, 2001.

(4)(c)(iv)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated March 5, 2010.

(4)(c)(v)	Fifth Supplement, dated as of January 25, 2017, for SJG.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated January 30, 2017.

(4)(c)(vi)	Second Supplemental Indenture, dated as of April 16, 2020, for SJG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 20, 2020.

(4)(c)(vii)	Form of Senior Secured Note, Series F, 2020, Tranche A for SJG.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG as filed April 20, 2020.

(4)(c)(viii)	Form of Senior Secured Note, Series F, 2020, Tranche B for SJG.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG as filed April 20, 2020.

(4)(c)(ix)	Form of Senior Secured Note, Series F, 2020, Tranche C for SJG.	Incorporated by reference from Exhibit 4.4 of Form 8-K of SJG as filed April 20, 2020.

(4)(c)(x)	Third Supplemental Indenture, dated as of November 10, 2020, for ETG.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI dated November 13, 2020.

(4)(c)(xi)	Fourth Supplemental Indenture, dates as of June 15, 2021, for ETG	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI dated June 15, 2021.

(4)(d)	Description of Securities (filed herewith).

Exhibit Number	Description	Reference

South Jersey Industries, Inc.
Part IV

(4)(d)(i)	Junior Subordinated Indenture dated as of April 23, 2018 between South Jersey Industries, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed March 22, 2021.

(4)(d)(ii)	Second Supplemental Indenture dated as of March 22, 2021 between South Jersey Industries, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJI as filed March 22, 2021.

(4)(d)(iii)	Form of 2021 Series B 1.65% Remarketable Junior Subordinated Notes due 2029.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJI as filed March 22, 2021).

(4)(d)(iv)	Purchase Contract and Pledge Agreement dated as of March 22, 2021 between South Jersey Industries, Inc. and U.S. Bank National Association, as purchase contract agent, collateral agent, custodial agent and securities intermediary.	Incorporated by reference from Exhibit 4.4 of Form 8-K of SJI as filed March 22, 2021.

(4)(d)(v)	Form of Remarketing Agreement .	Incorporated by reference from Exhibit 4.5 of Form 8-K of SJI as filed March 22, 2021.

(4)(d)(vi)	Form of Corporate Units.	Incorporated by reference from Exhibit 4.6 of Form 8-K of SJI as filed March 22, 2021.

(4)(d)(vii)	Form of Treasury Units.	Incorporated by reference from Exhibit 4.7 of Form 8-K of SJI as filed March 22, 2021.

(4)(d)(viii)	Forward Sale Agreement dated March 17, 2021 between the Company and Bank of America, N.A., as forward purchaser.	Incorporated by reference from Exhibit 4.8 of Form 8-K of SJI as filed March 22, 2021.

(4)(d)(ix)	Officer’s Certificate of South Jersey Industries, Inc., dated March 25, 2021, setting forth the terms of the Notes effective March 29, 2021.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed March 26, 2021.

(4)(d)(x)	Fourth Supplemental Indenture, dated as of June 15, 2021, between ETG and Wilmington Trust, National Association, as trustee.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJI as filed June 17, 2021.

(10)(e)(i)*	Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.	Incorporated by reference from Exhibit (10)(l) of Form 10-K for 1994 (1-6364).

(10)(e)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K for 1997 (1-6364).

(10)(e)(iii)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(e)(iv)*	Schedule of Officer Agreements (filed herewith).

(10)(f)(i)*	Officer Severance Plan.	Incorporated by reference from Exhibit (10)(f)(i) of Form 10-K for 2014.

South Jersey Industries, Inc.
Part IV

(10)(f)(ii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009 and Form of Agreement between certain SJI or subsidiary officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K for 2009.

(10)(f)(iii)*	South Jersey Industries, Inc. 1997 Stock-Based Compensation Plan (As Amended and Restated Effective January 1, 2012).	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 6, 2012.

(10)(g)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated March 5, 2010.

(10)(g)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG dated January 5, 2011.

(10)(g)(iii)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(g)(iv)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(g)(v)	Letter of Credit Reimbursement Agreements dated as of March 15, 2012.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 21, 2012.

(10)(g)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(g)(vii)	Note Purchase Agreement, dated as of June 28, 2012, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated June 29, 2012.

(10)(g)(viii)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(g)(ix)	Note Purchase Agreement, dated as of November 21, 2013, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated November 21, 2013.

(10)(g)(x)	First Amendment to Letter of Credit Reimbursement Agreements dated as of March 10, 2016.	Incorporated by reference from Exhibit 10.1-10.3 of Form 8-K of SJI dated March 11, 2016.

(10)(g)(xi)	Note Purchase Agreement, dated as of January 25, 2017, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(g)(xii)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(10)(g)(xiii)	Note Purchase Agreement, dated as of August 16, 2017, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 19, 2018.

(10)(g)(xiv)	Note Purchase Agreement, dated as of April 25, 2018, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated April 27, 2018.

South Jersey Industries, Inc.
Part IV

(10)(g)(xv)	Second Amendment to the Note Purchase Agreement (dated as of June 28, 2012) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.1 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xvi)	Second Amendment to the Note Purchase Agreement (dated as of August 16, 2017) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.3 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xvii)	First Amendment to the Note Purchase Agreement (dated as of April 25, 2018) for SJI, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.4 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xviii)	First Amendment to the Note Purchase Agreement (dated as of March 1, 2010) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.5 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xix)	First Amendment to the Note Purchase Agreement (dated as of December 30, 2010) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.6 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xx)	First Amendment to the Note Purchase Agreement (dated as of April 2, 2012) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.7 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxi)	Second Amendment to the Note Purchase Agreement (dated as of September 20, 2012) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.8 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxii)	First Amendment to the Note Purchase Agreement (dated as of November 21, 2013) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.9 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxviii)	First Amendment to the Note Purchase Agreement (dated as of January 25, 2017) for SJG, dated as of July 3, 2018.	Incorporated by reference from Exhibit 99.10 of Form 8-K of SJI dated July 10, 2018.

(10)(g)(xxix)	Bond Purchase Agreement, dated as of December 20, 2018, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated December 26, 2018.

(10)(g)(xxx)	Credit Agreement dated as of September 23, 2019, for SJI.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated September 23, 2019.

(10)(g)(xxxi)	Bond Purchase Agreement, dated as of September 27, 2019, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated October 2, 2019.

(10)(g)(xxxii)	Note Purchase Agreement, dated as of May 27, 2020, for SJI	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed May 29, 2020.

(10)(g)(xxxiii)	Note Purchase Agreement, dated as of April 16, 2020, for SJG	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG as filed April 20, 2020.

South Jersey Industries, Inc.
Part IV

(10)(g)(xxxiv)	Bond Purchase Agreement, dated as of November 10, 2020, for ETG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated November 13, 2020.

(10)(h)(iv)	Five-Year Revolving Credit Agreement, dated as of September 1, 2021, among SJI, SJG and ETG, the several lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI filed as of September 3, 2021.

(10)(h)(i)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, Marina and DCO Energy, LLC.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI dated January 7, 2016.

(10)(h)(ii)	Equity Distribution and Purchase Agreement, dated as of December 31, 2015, by and among Energenic, DCO Energy, LLC and Marina.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI dated January 7, 2016.

(14)	Code of Ethics.	Incorporated by reference from Exhibit 14 of Form 10-K for 2007.

(21)	SJI - Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm's Consent (filed herewith).

(31.1)	SJI - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	SJG - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.3)	SJI - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.4)	SJG - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	SJI - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	SJG - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.3)	SJI - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.4)	SJG - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

South Jersey Industries, Inc.
Part IV

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

  * Constitutes a management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

South Jersey Industries, Inc.
Part IV
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.
BY:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
Date:	February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Rigby	Director, Chairman of the Board	February 24, 2022
(Joseph M. Rigby)

/s/ Michael J. Renna	Director, President & Chief Executive Officer	February 24, 2022
(Michael J. Renna)	(Principal Executive Officer)

/s/ Steven R. Cocchi	Senior Vice President & Chief Financial Officer	February 24, 2022
(Steven R. Cocchi)	(Principal Financial & Accounting Officer)

/s/ Sarah M. Barpoulis	Director	February 24, 2022
(Sarah M. Barpoulis)

/s/ Victor A. Fortkiewicz	Director	February 24, 2022
(Victor A. Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 24, 2022
(Sheila Hartnett-Devlin)

/s/ G. Edison Holland	Director	February 24, 2022
(G. Edison Holland)

/s/ Sunita Holzer	Director	February 24, 2022
(Sunita Holzer)

/s/ Kevin O'Dowd	Director	February 24, 2022
(Kevin O'Dowd)

/s/ Christopher Paladino	Director	February 24, 2022
(Christopher Paladino)

/s/ Frank L. Sims	Director	February 24, 2022
(Frank L. Sims)

South Jersey Industries, Inc.
Part IV
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
BY:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
Date:	February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent W. Schomber	President, Chief Operations Officer & Director	February 24, 2022
(Brent W. Schomber)	(Principal Executive Officer)

/s/ Steven R. Cocchi	Chief Financial Officer & Director	February 24, 2022
(Steven R. Cocchi)	(Principal Financial & Accounting Officer)

/s/ Melissa J. Orsen	Director, President SJIU	February 24, 2022
(Melissa J. Orsen)

/s/ Joseph M. Rigby	Director, Chairman of the Board	February 24, 2022
(Joseph M. Rigby)

/s/ Victor A. Fortkiewicz	Director	February 24, 2022
(Victor A. Fortkiewicz)

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF INCOME
(In Thousands)

	2021	2020	2019

Management Service Fee Revenues	$48,220	$44,410	$34,757

Operating Expenses:
Operations	46,870	47,241	42,481
Depreciation	1,020	801	646
Energy and Other Taxes	2,194	1,992	1,842
Total Operating Expenses	50,084	50,034	44,969

Operating Loss	(1,864)	(5,624)	(10,212)

Other Income:
Equity in Earnings of Subsidiaries	121,324	190,245	118,910
Other	6,236	18,191	10,863

Total Other Income	127,560	208,436	129,773

Interest Charges	55,192	56,692	58,956
Income Taxes	(18,010)	(11,177)	(16,584)

Income from Continuing Operations	88,514	157,297	77,189

Equity in Earnings of Discontinued Operations - Net of taxes	51	(255)	(272)

Net Income	88,565	157,042	76,917
Subtract/Add: Income (Loss) Attributable to Noncontrolling Interests	474	(42)	—
Net Income Attributable to South Jersey Industries, Inc.	$88,091	$157,084	$76,917
The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV
SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	2021	2020	2019

Net Income	$88,565	$157,042	$76,917
Other Comprehensive Income (Loss) - Net of Tax
Postretirement Liability Adjustment, net of tax of $(4,426), $2,316, and $2,539, respectively	11,455	(5,692)	(6,498)
Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(14), $(12), and $(11), respectively	32	34	35
Total Other Comprehensive Income (Loss) - Net of Tax (A)	11,487	(5,658)	(6,463)

Comprehensive Income	$100,052	$151,384	$70,454
Subtract/Add: Comprehensive Income (Loss) Attributable to Noncontrolling Interests	474	(42)	—
Comprehensive Income Attributable to South Jersey Industries, Inc.	$99,578	$151,426	$70,454

The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	South Jersey Industries, Inc.
	Years Ended December 31, 2019, 2020 and 2021

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total

Balance at January 1, 2019	$106,883	$843,268	$(292)	$(26,095)	$343,258	$1,267,022	$—	$1,267,022
Net Income	—	—	—	—	76,917	76,917	—	76,917
Other Comprehensive Loss, Net of Tax	—	—	—	(6,463)	—	(6,463)	—	(6,463)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	8,610	184,634	3	—	—	193,247	—	193,247
Cash Dividends Declared - Common Stock ($1.16 per share)	—	—	—	—	(106,938)	(106,938)	—	(106,938)

Balance at December 31, 2019	115,493	1,027,902	(289)	(32,558)	313,237	1,423,785	—	1,423,785
Net Income	—	—	—	—	157,084	157,084	(42)	157,042
Other Comprehensive Loss, Net of Tax	—	—	—	(5,658)	—	(5,658)	—	(5,658)
Common Stock Issued or Granted Through Equity Offering or Stock Plans	10,247	190,098	(32)	—	—	200,313	—	200,313
Cash Dividends Declared - Common Stock ($1.19 per share)	—	—	—	—	(114,643)	(114,643)	—	(114,643)
Capital Contributions of Noncontrolling Interest in Subsidiary	—	—	—	—	—	—	6,037	6,037

Balance at December 31, 2020	125,740	1,218,000	(321)	(38,216)	355,678	1,660,881	5,995	1,666,876
Net Income	—	—	—	—	88,091	88,091	474	88,565
Other Comprehensive Income, Net of Tax	—	—	—	11,487	—	11,487	—	11,487
Common Stock Issued or Granted Through Equity Offering or Stock Plans	20,935	410,538	34	—	—	431,507	—	431,507
Contract Liability Adjustment	—	(69,478)	—	—	—	(69,478)	—	(69,478)
Cash Dividends Declared - Common Stock ($1.22 per share)	—	—	—	—	(133,336)	(133,336)	—	(133,336)
Capital Contributions of Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	3,820	3,820

Balance at December 31, 2021	$146,675	$1,559,060	$(287)	$(26,729)	$310,433	$1,989,152	$10,289	$1,999,441

 The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV
SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
(In Thousands)

	2021	2020	2019

CASH USED IN OPERATING ACTIVITIES	$(118,847)	$(246,530)	$(12,039)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net (Advances to) Repayments from Associated Companies	(51,572)	124,140	(42,084)
Capital Expenditures	(19,230)	(12,961)	(29,944)
Other	—	56	1,865

Net Cash (Used in) Provided by Investing Activities	(70,802)	111,235	(70,163)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long-Term Debt	335,000	400,000	194,657
Principal Repayments of Long-Term Debt	(90,000)	(250,000)	(715,000)
Payments for Issuance of Long-Term Debt	(14,255)	(2,054)	(876)
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(332,000)	(98,100)	496,100
Dividends on Common Stock	(133,336)	(114,643)	(106,938)
Proceeds from Sale of Common Stock	429,772	200,000	189,032
Payments for the Issuance of Common Stock	(2,322)	(2,409)	—
Capital Contributions of Noncontrolling Interests in Subsidiaries	3,820	6,037	—
Other	—	(1,023)	—

Net Cash Provided by Financing Activities	196,679	137,808	56,975

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,030	2,513	(25,227)

Cash, Cash Equivalents and Restricted Cash at Beginning of Year	2,620	107	25,334

Cash, Cash Equivalents and Restricted Cash at End of Year	$9,650	$2,620	$107
The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV

SCHEDULE I - SOUTH JERSEY INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (In Thousands)

	2021	2020
Assets

Property Plant and Equipment:
Nonutility Property, Plant and Equipment, at cost	$8,126	$6,649
Accumulated Depreciation	(2,414)	(2,614)
Property, Plant and Equipment - Net	5,712	4,035
Investments:
Investments in Subsidiaries	3,166,214	2,958,076
Available-for-Sale Securities	37	32
Total Investments	3,166,251	2,958,108
Current Assets:
Cash and Cash Equivalents	9,650	2,620
Receivable from Associated Companies	240,217	190,829
Accounts Receivable	44	43
Other	22,974	19,365
Total Current Assets	272,885	212,857
Other Noncurrent Assets	96,940	65,933
Total Assets	$3,541,788	$3,240,933

Capitalization and Liabilities

Equity:
Common Stock SJI
Par Value $1.25 a share
Authorized - 220,000,000 shares (2021 and 2020)
Outstanding Shares - 117,340,493 (2021) and 100,591,940 (2020)	$146,675	$125,740
Premium on Common Stock	1,559,060	1,218,000
Treasury Stock (at par)	(287)	(321)
Accumulated Other Comprehensive Loss	(26,729)	(38,216)
Retained Earnings	310,433	355,678
Total South Jersey Industries, Inc. Equity	1,989,152	1,660,881
Noncontrolling Interests	10,289	5,995
Total Equity	1,999,441	1,666,876

Long-Term Debt	1,255,089	964,602
Current Liabilities:
Notes Payable - Banks	143,000	475,000
Current Portion of Long-Term Debt	35,000	90,000
Payable to Associated Companies	1,121	3,305
Accounts Payable	5,675	6,112
Other Current Liabilities	47,893	23,396
Total Current Liabilities	232,689	597,813
Other Noncurrent Liabilities	54,569	11,642
Total Capitalization and Liabilities	$3,541,788	$3,240,933
The accompanying notes are an integral part of the condensed financial statements.

South Jersey Industries, Inc.
Part IV

 Notes to Condensed Financial Statements

1.BASIS OF PRESENTATION:

Pursuant to rules and regulations of the SEC, the parent company only condensed financial statements of SJI do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP in the United States. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included under Item 8 in this Form 10-K.
Dividends were not received from subsidiaries in 2021, 2020 or 2019.

On July 1, 2021, pursuant to an intercompany rental agreement, SJG (the lessor) gave possession of the Company's corporate headquarters in Folsom, NJ to SJI (the lessee), This lease is classified as an operating lease by SJI with a lease term of 10 years, which includes the noncancelable period of 5 years plus the first 5-year renewal option. There are nine additional options to renew the lease after the original term expires, totaling an additional 45 years. if renewed. After considering various entity, contract, asset and market factors, SJI concluded that the least term is 10 years as it is not reasonably certain that SJI will exercise renewal options past that point. This resulted in the recognition of an ROU asset and liability, each of $16.8 million, recorded in Other Noncurrent Assets and Other Noncurrent Liabilities, respectively. The weighted average discount rate used for this lease was 3.0% as of December 31, 2021. See additional information in Note 9 to the consolidated financial statements.

South Jersey Industries, Inc.
Part IV

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In Thousands)

Col. A	Col. B	Col. C			Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Regulated Asset (a)	Charged to Other Accounts - Describe (b)	Deductions - Describe (c)	Balance at End of Period

December 31, 2021
Valuation Allowance for Deferred Tax Assets	$7,392	$14,176	$—	$—	$—	$21,568
Provision for Uncollectibles	$30,582	$10,159	$7,012	$592	$6,582	$41,763
December 31, 2020
Valuation Allowance for Deferred Tax Assets	$—	$7,392	$—	$—	$—	$7,392
Provision for Uncollectibles	$19,829	$9,558	$10,953	$909	$10,667	$30,582
December 31, 2019
Provision for Uncollectibles	$18,842	$10,432	$—	$(292)	$9,153	$19,829

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In Thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Regulated Asset (a)	Charged to Other Accounts - Describe (b)	Deductions - Describe (c)	Balance at End of Period
Provision for Uncollectibles
December 31, 2021	$17,359	$7,794	$3,119	$160	$3,266	$25,166
December 31, 2020	$14,032	$6,209	4,845	$424	$8,151	$17,359
December 31, 2019	$13,643	$7,193	—	$(292)	$6,512	$14,032

(a) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order.
(b) Recoveries of accounts previously written off and minor adjustments.
(c) Uncollectible accounts written off.