Form 10-Q
period 2022-03-31
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2022-05-05
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of May 1, 2022 was 122,407,427 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of May 1, 2022 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is an indirect wholly-owned subsidiary of SJI and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
ADIT	Accumulated Deferred Income Taxes
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
Annadale	Annadale Community Clean Energy Projects LLC
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
Bronx Midco	Bronx Midco, LLC
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
Catamaran	Catamaran Renewables, LLC
CBA	Collective Bargaining Agreement
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
COVID-19	A highly contagious respiratory disease caused by the SARS-CoV-2 virus
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EMP	Energy Master Plan
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
ETG Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company, effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIP	Infrastructure Investment Programs
ITC	Investment Tax Credit
LIBOR	London Interbank Offer Rate
LL	Lifeline Credit and Tenants Assistance Program
LMP	Locational Marginal Price
Marina	Marina Energy, LLC
Merger; Merger Agreement	Agreement and plan of merger signed by SJI with NJ Boardwalk Holdings LLC and Boardwalk Merger Sub, Inc.
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTN	Medium Term Notes
MW	Megawatt
MWh	Megawatt-hours
NCI	Noncontrolling Interests
NOL	Net Operating Loss
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
Red River	Red River RNG, LLC
REV	REV LNG, LLC
RNG	Renewable Natural Gas
ROE	Return on Equity
ROU	Right of Use
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company
SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC

SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's two utility businesses: SJG, and ETG
USF	Statewide Universal Service Fund
UWUA	United Workers Union of America
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

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

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Utility	$490,219	$402,616
Nonutility	334,359	271,684
Total Operating Revenues	824,578	674,300
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	200,504	126,513
- Nonutility	307,764	245,061
Operations and Maintenance	78,978	70,103
Depreciation	33,957	31,812
Energy and Other Taxes	4,775	3,983
Total Operating Expenses	625,978	477,472
Operating Income	198,600	196,828

Other Income and Expense	2,603	2,068
Interest Charges	(31,579)	(31,459)
Income Before Income Taxes	169,624	167,437
Income Taxes	(40,666)	(41,769)
Equity in Earnings of Affiliated Companies	456	3,130
Income from Continuing Operations	129,414	128,798
Loss from Discontinued Operations - (Net of tax benefit)	(70)	(71)
Net Income	129,344	128,727
Less: Income Attributable to Noncontrolling Interests	135	129
Net Income Attributable to South Jersey Industries, Inc.	$129,209	$128,598
Basic Earnings Per Common Share:
Continuing Operations	$1.10	$1.28
Discontinued Operations	—	—
Net Income	1.10	1.28
Less: Income Attributable to Noncontrolling Interests	—	—
Net Income Attributable to South Jersey Industries, Inc.	$1.10	$1.28
Average Shares of Common Stock Outstanding - Basic	118,167	100,845
Diluted Earnings Per Common Share:
Continuing Operations	$1.08	$1.26
Discontinued Operations	—	—
Net Income	1.08	1.26
Less: Income Attributable to Noncontrolling Interests	—	—
Net Income Attributable to South Jersey Industries, Inc.	$1.08	$1.26
Average Shares of Common Stock Outstanding - Diluted	119,747	101,937

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Net Income	$129,344	$128,727

Other Comprehensive Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4) and $(4), respectively	9	8

Other Comprehensive Income - Net of Tax	9	8

Comprehensive Income	129,353	128,735
Less: Comprehensive Income Attributable to Noncontrolling Interests	135	129
Comprehensive Income Attributable to South Jersey Industries, Inc.	$129,218	$128,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Net Cash Provided by Operating Activities	$306,957	$198,463

Cash Flows from Investing Activities:
Capital Expenditures	(121,473)	(105,380)
Investment in Contract Receivables	(5,704)	(6,166)
Proceeds from Contract Receivables	3,427	3,370
Investment in Affiliates	(20,769)	(196)
Return of Investment in Affiliates	4,000	—
Advances to Affiliates	(12,105)	—
Net Repayment of Notes Receivable - Affiliates	—	311
Divestiture Working Capital Settlement	—	(267)
Investment in Subsidiary, Net of Cash Acquired	(5,660)	—
Other	—	(4,000)

Net Cash Used in Investing Activities	(158,284)	(112,328)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(243,300)	(425,100)
Proceeds from Issuance of Long-Term Debt	—	300,000
Principal Repayments of Long-Term Debt	(2,500)	(2,500)
Payments for Issuance of Long-Term Debt	—	(9,108)
Proceeds from Sale of Common Stock	100,380	42,272
Payments for the Issuance of Common Stock	—	(1,662)
Capital Distributions to Noncontrolling Interests in Subsidiaries	(130)	—
Capital Contributions of Noncontrolling Interests in Subsidiaries	43	—

Net Cash Used in Financing Activities	(145,507)	(96,098)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,166	(9,963)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	29,440	41,831

Cash, Cash Equivalents and Restricted Cash at End of Period	$32,606	$31,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2022	December 31, 2021
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,775,603	$5,682,805
Accumulated Depreciation	(997,976)	(975,619)
Nonutility Property and Equipment, at cost	262,704	240,503
Accumulated Depreciation	(37,342)	(35,367)

Property, Plant and Equipment - Net	5,002,989	4,912,322

Investments:
Available-for-Sale Securities	37	37
Restricted	84	686
Investment in Affiliates	53,884	38,509

Total Investments	54,005	39,232

Current Assets:
Cash and Cash Equivalents	32,522	28,754
Accounts Receivable	407,313	343,835
Unbilled Revenues	74,296	87,357
Provision for Uncollectibles	(46,969)	(41,763)
Notes Receivable - Affiliates	2,995	5,695
Natural Gas in Storage, average cost	19,613	59,744
Materials and Supplies, average cost	1,082	1,053
Prepaid Taxes	12,100	33,977
Derivatives - Energy Related Assets	150,133	95,041
Other Prepayments and Current Assets	24,271	25,269

Total Current Assets	677,356	638,962

Regulatory and Other Noncurrent Assets:
Regulatory Assets	624,229	672,416
Derivatives - Energy Related Assets	52,102	22,488
Notes Receivable - Affiliates	79,080	64,254
Contract Receivables	47,103	45,339
Goodwill	706,960	706,960
Other	213,002	206,699

Total Regulatory and Other Noncurrent Assets	1,722,476	1,718,156

Total Assets	7,456,826	$7,308,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2022	December 31, 2021
Capitalization and Liabilities
Equity:
Common Stock	$153,009	$146,675
Premium on Common Stock	1,653,313	1,559,060
Treasury Stock (at par)	(255)	(287)
Accumulated Other Comprehensive Loss	(26,720)	(26,729)
Retained Earnings	403,244	310,433
Total South Jersey Industries, Inc. Equity	2,182,591	1,989,152
Noncontrolling Interests	10,337	10,289
Total Equity	2,192,928	1,999,441

Long-Term Debt	3,187,571	3,189,009

Total Capitalization	5,380,499	5,188,450

Current Liabilities:
Notes Payable	90,700	334,000
Current Portion of Long-Term Debt	66,076	66,076
Accounts Payable	358,632	330,164
Customer Deposits and Credit Balances	26,581	40,355
Environmental Remediation Costs	37,506	40,905
Taxes Accrued	7,844	4,937
Derivatives - Energy Related Liabilities	93,458	60,002
Deferred Contract Revenues	532	753
Derivatives - Other Current	435	568
Dividends Payable	36,398	—
Interest Accrued	37,580	23,611
Other Current Liabilities	53,049	54,311

Total Current Liabilities	808,791	955,682

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	241,220	198,901
Environmental Remediation Costs	123,109	125,176
Asset Retirement Obligations	231,113	229,030
Derivatives - Energy Related Liabilities	34,681	16,079
Derivatives - Other Noncurrent	5,582	7,432
Regulatory Liabilities	443,639	398,951
Other	188,192	188,971

Total Deferred Credits and Other Noncurrent Liabilities	1,267,536	1,164,540

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$7,456,826	$7,308,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2022	$146,675	$1,559,060	$(287)	$(26,729)	$310,433	$1,989,152	$10,289	$1,999,441
Net Income	—	—	—	—	129,209	129,209	135	129,344
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	6,334	94,253	32	—	—	100,619	—	100,619
Cash Dividends Declared - Common Stock ($0.310 per share)	—	—	—	—	(36,398)	(36,398)	—	(36,398)
Capital Distributions to Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	(130)	(130)
Capital Contributions of Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	43	43
Balance at March 31, 2022	$153,009	$1,653,313	$(255)	$(26,720)	$403,244	$2,182,591	$10,337	$2,192,928

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2021	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876
Net Income	—	—	—	—	128,598	128,598	129	128,727
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2,475	37,771	57	—	—	40,303	—	40,303
Contract Liability Adjustment (see Note 4)	—	(62,219)	—	—	—	(62,219)	—	(62,219)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(30,453)	(30,453)	—	(30,453)
Balance at March 31, 2021	$128,215	$1,193,552	$(264)	$(38,208)	$453,823	$1,737,118	$6,124	$1,743,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2022	2021
Operating Revenues	$322,263	$251,399

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	129,868	74,537
Operations and Maintenance	44,226	37,268
Depreciation	20,467	19,208
Energy and Other Taxes	2,000	1,544

Total Operating Expenses	196,561	132,557

Operating Income	125,702	118,842

Other Income and Expense	1,539	1,615

Interest Charges	(9,723)	(9,725)

Income Before Income Taxes	117,518	110,732

Income Taxes	(28,876)	(27,114)

Net Income	$88,642	$83,618

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2022	2021
Net Income	$88,642	$83,618

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4) and $(4), respectively	9	8

Other Comprehensive Income - Net of Tax	9	8

Comprehensive Income	$88,651	$83,626

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,

	2022	2021
Net Cash Provided by Operating Activities	153,136	125,284

Cash Flows from Investing Activities:
Capital Expenditures	(48,613)	(61,437)
Investment in Contract Receivables	(5,528)	(6,166)
Proceeds from Contract Receivables	3,427	3,370

Net Cash Used in Investing Activities	(50,714)	(64,233)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(100,700)	(47,500)
Principal Repayments of Long-Term Debt	(2,500)	(2,500)
Payments for Issuance of Long-Term Debt	—	(9)

Net Cash Used in Financing Activities	(103,200)	(50,009)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(778)	11,042
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,046	6,424

Cash, Cash Equivalents and Restricted Cash at End of Period	$3,268	$17,466

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2022	December 31, 2021
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,659,722	$3,613,360
Accumulated Depreciation	(672,148)	(656,829)

Property, Plant and Equipment - Net	2,987,574	2,956,531

Investments:
Restricted Investments	34	686

Total Investments	34	686

Current Assets:
Cash and Cash Equivalents	3,234	3,360
Accounts Receivable	174,489	125,848
Accounts Receivable - Related Parties	3,840	7,591
Unbilled Revenues	40,977	43,236
Provision for Uncollectibles	(28,366)	(25,166)
Natural Gas in Storage, average cost	6,296	23,143
Materials and Supplies, average cost	606	606
Prepaid Taxes	7,825	17,252
Derivatives - Energy Related Assets	32,804	9,396
Other Prepayments and Current Assets	14,537	13,413

Total Current Assets	256,242	218,679

Regulatory and Other Noncurrent Assets:
Regulatory Assets	429,882	482,745
Contract Receivables	46,861	45,247
Derivatives - Energy Related Assets	440	507
Other	63,340	63,502

Total Regulatory and Other Noncurrent Assets	540,523	592,001

Total Assets	$3,784,373	$3,767,897

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2022	December 31, 2021
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	505,244	505,244
Accumulated Other Comprehensive Loss	(22,967)	(22,976)
Retained Earnings	1,080,520	991,878

Total Equity	1,568,645	1,479,994

Long-Term Debt	1,008,396	1,010,727

Total Capitalization	2,577,041	2,490,721

Current Liabilities:
Notes Payable	7,300	108,000
Current Portion of Long-Term Debt	31,084	31,084
Accounts Payable - Commodity	41,259	31,846
Accounts Payable - Other	44,004	33,162
Accounts Payable - Related Parties	5,608	12,901
Derivatives - Energy Related Liabilities	595	2,520
Derivatives - Other Current	435	568
Customer Deposits and Credit Balances	15,216	25,232
Environmental Remediation Costs	22,643	27,575
Taxes Accrued	8,194	3,615
Interest Accrued	14,882	11,604
Other Current Liabilities	17,180	11,365

Total Current Liabilities	208,400	299,472

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	217,866	222,411
Deferred Income Taxes - Net	473,400	443,402
Environmental Remediation Costs	62,827	64,389
Asset Retirement Obligations	104,395	103,371
Derivatives - Energy Related Liabilities	—	324
Derivatives - Other Noncurrent	5,582	7,432
Other	134,862	136,375

Total Regulatory and Other Noncurrent Liabilities	998,932	977,704

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,784,373	$3,767,897

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2022	$5,848	$505,244	$(22,976)	$991,878	$1,479,994
Net Income		—	—	88,642	88,642
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at March 31, 2022	$5,848	$505,244	$(22,967)	$1,080,520	$1,568,645

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2021	$5,848	$465,244	$(31,606)	$864,240	$1,303,726
Net Income	—	—	—	83,618	83,618
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2021	$5,848	$465,244	$(31,598)	$947,858	$1,387,352

The accompanying notes are an integral part of the condensed financial statements.

 Notes to Condensed Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL - SJI provides a variety of energy-related products and services primarily through the following wholly-owned subsidiaries:

▪SJIU is a holding company that owns SJG and ETG.

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

▪Marina develops and operates on-site energy-related projects. Marina includes the Catamaran joint venture that was entered into for the purpose of developing, owning and operating renewable energy projects, and supporting SJI's commitment to clean energy initiatives. Catamaran owns Annadale and Bronx Midco, operators of fuel cell projects in New York, in which Marina, through Catamaran, owns 93% and 92%, respectively. Catamaran also owns a solar generation site in Massachusetts, in which Marina, through Catamaran, owns 90%. The remaining ownership percentages are recorded as NCIs in the condensed consolidated financial statements. The principal wholly-owned subsidiaries of Marina are:
•Marina owns, directly and through wholly-owned subsidiaries, solar energy projects in New Jersey.

•ACLE, BCLE, SCLE and SXLE own landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, located in New Jersey. ACLE ceased operations on September 30, 2021, while BCLE, SCLE and SXLE ceased operations on June 1, 2020.

▪SJESP receives commissions on appliance service contracts from a third party.

▪Midstream invests in infrastructure and other midstream projects, including the PennEast project for which development ceased in September 2021. See Note 3.

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

•SJI RNG Devco, LLC, which includes our renewable natural gas development rights and costs incurred in order to develop certain dairy farms, along with the Red River joint venture which was formed on March 22, 2022 (see Note 16).

MERGER AGREEMENT - On February 23, 2022, SJI announced that it had signed a Merger Agreement with NJ Boardwalk Holdings LLC, a Delaware limited liability company (“Parent”) and Boardwalk Merger Sub, Inc., a New Jersey corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Each of Parent and Merger Sub are affiliates of Infrastructure Investments Fund. Following completion of the transaction, SJI intends to delist its shares from the New York Stock Exchange.

At the effective time of the Merger (the “Effective Time”), each share of SJI’s common stock issued and outstanding immediately before the Effective Time will be converted into the right to receive $36.00 in cash, without interest.

SJI’s shareholders will be asked to vote on the adoption of the Merger Agreement and the Merger at the Company's annual shareholders' meeting to be held on May 10, 2022. The closing of the Merger is subject to customary conditions, including the receipt of regulatory approvals by the BPU, and that the Merger Agreement be adopted by at least a majority of the votes cast by shareholders entitled to vote thereon at the meeting.

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

In connection with the Merger Agreement, two complaints have been filed as individual actions in United States District Courts. See Note 11.

On April 11, 2022, the Company filed a definitive proxy statement with the SEC in connection with the Merger. On May 3, 2022, the Company filed additional proxy soliciting materials related to the Merger.

On April 25, 2022, the Company filed a joint petition, together with Parent and Merger Sub, to the BPU seeking authority for approval of an indirect change of control of ETG and SJG, effectuated by the Merger Agreement. This matter is pending BPU approval.

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

As permitted by the rules and regulations of the SEC, the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2021. There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three months ended March 31, 2022 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the year ended December 31, 2021.

ESTIMATES AND ASSUMPTIONS - The condensed consolidated financial statements were prepared to conform with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, legal contingencies, pension and other postretirement benefit costs, revenue recognition, goodwill, evaluation of equity method investments for other-than-temporary impairment, income taxes, and allowance for credit losses. Estimates may be subject to future uncertainties, including the continued evolution of the COVID-19 pandemic and its impact on our operations and economic conditions, which could affect the fair value of the ETG reporting unit and its goodwill balance (see Note 17), as well as the allowance for credit losses and the total impact and potential recovery of incremental costs associated with COVID-19 (see Notes 5 and 8, respectively).

IMPAIRMENT OF LONG-LIVED ASSETS - See Note 1 to the Consolidated Financial Statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for the year ended December 31, 2021 for additional information regarding the Company's policy on impairments of long-lived assets. No impairments of long-lived assets were identified at SJI or SJG for the three months ended March 31, 2022 and 2021, respectively.

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

OPERATING REVENUES - Gas and electric revenues are recognized in the period the commodity is delivered to customers. For retail customers (including customers of SJG) that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas and electricity delivered from the date of the last meter reading to the end of the month. The Utilities also have revenues that arise from alternative revenue programs, which are discussed in Note 15. For ETG and SJG, unrealized gains and losses on energy-related derivative instruments are recorded in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI and SJG (see Note 12) until they become realized, in which case they are recognized in operating revenues. SJRG's gas revenues are recognized in the period the commodity is delivered, and operating revenues for SJRG include realized and unrealized gains and losses on energy-related derivative instruments. SJRG presents revenues and expenses related to its energy trading activities on a net basis in operating revenues. This net presentation has no effect on operating income or net income. The Company recognizes revenues on commissions received related to SJESP appliance service contracts, along with commissions received related to AEP and EnerConnex energy procurement service contracts, on a monthly basis as the commissions are earned. Marina recognizes revenue for renewable energy projects when output is generated and delivered to the customer, and when renewable energy credits have been transferred to the third party at an agreed upon price.

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

A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. As of both March 31, 2022 and December 31, 2021, SJI had a total federal and state valuation allowance of $22.5 million recorded on the condensed consolidated balance sheets. See Note 4 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for information related to these valuation allowances. SJG believes that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. In 2021, SJG recorded a reserve of $13.9 million for a portion of tax benefits related to tax positions taken in prior years. The reserve is recorded in Other Noncurrent Liabilities in the condensed consolidated balance sheets as of both March 31, 2022 and December 31, 2021. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which could result in proposed assessments. Future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are determined or resolved or as such statutory audit periods are closed. We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the condensed consolidated balance sheets as of March 31, 2022.

The U.S. federal government provides businesses with an ITC under Section 48 of the Internal Revenue Code, available to the owner of solar and fuel cell systems that are purchased and placed into service. The Company recognizes ITC on eligible assets in the year in which the project commences commercial operations. Among other requirements, such credits require projects to have commenced construction by a certain date. Accordingly, projects are eligible for a 26% ITC for projects that commence construction in 2020-2022, 22% for projects that commence construction in 2023, and 10% for projects that commence construction thereafter. ITCs recorded during the three months ended March 31, 2022 were not material. No ITC was recorded during the three months ended March 31, 2021.

GOODWILL - See Note 17.

LEASES - There have been no significant changes to the nature or balances of the Company's leases since December 31, 2021, which are described in Note 9 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

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
	January 1, 2022; early adoption permitted, but not before January 1, 2021.	Retrospective or Modified Retrospective	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG.

Standards Not Yet Effective:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
ASU 2021-10: Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance	This ASU requires disclosure in the notes to annual financial statements of government financial assistance from local, (city, town, county, municipal), regional, and federal governments and entities related to those governments. Required disclosure for government assistance transactions includes: 1) information about the nature of transactions and the related accounting policy used to account for the transactions; 2) the line items on the balance sheet and income statement that are affected by the transactions and the amounts applicable to each financial statement line item; and 3) significant terms and conditions of the transactions, including commitments and contingencies.	Annual periods beginning January 1, 2022; early adoption is permitted.	Either (1) prospectively to all transactions that are reflected in financial statements at the date of initial application and to all transactions that are entered into after adoption (2) retrospectively to those transactions	Since this ASU is disclosure only, adoption will not have an impact on the financial statement results of SJI or SJG. Management is currently determining the impact that adoption of this guidance will have on the disclosures of SJI and SJG.
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

Grants to Officers and other key employees - SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. SJI also grants performance-based restricted shares which vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. During the three months ended March 31, 2022, SJI granted a total of 184,935 restricted shares to Officers and other key employees under the Plan. No restricted shares were granted during the three months ended March 31, 2021. No options were granted or outstanding during the three months ended March 31, 2022 and 2021. No stock appreciation rights have been issued under the Plan.

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

Grants to Directors - No restricted shares were granted to Directors during the three months ended March 31, 2022 and March 31, 2021. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at March 31, 2022, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2020 - TSR	31,957	$25.51	34.8%	0.21%
	2020 - CEGR, Time	80,644	$25.19	N/A	N/A
	2021 - TSR	35,091	$28.11	39.9%	0.27%
	2021 - CEGR, Time	171,526	$25.33	N/A	N/A
	2022 - TSR	37,608	$35.05	43.6%	1.83%
	2022 - CEGR, Time	147,327	$35.05	N/A	N/A

Directors -	2021	54,419	$24.75	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Officers & Key Employees	$1,317	$1,264
Directors	112	10
Total Cost	1,429	1,274

Capitalized	(38)	(23)
Net Expense	$1,391	$1,251

As of March 31, 2022, there was $10.4 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity for SJI during the three months ended March 31, 2022, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2022	492,475	54,419	$26.72
Granted	184,935	—	$35.05
Cancelled/Forfeited	(71,775)	—	$25.86
Vested	(101,482)	—	$30.25
Nonvested Shares Outstanding, March 31, 2022	504,153	54,419	$28.69

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

A change in control could result in such shares becoming non-forfeitable or immediately payable in cash. At the Effective Time of the Merger, each share granted and outstanding under the Plan immediately before the Effective Time will be converted into the right to receive $36.00 in cash, without interest.

During the three months ended March 31, 2022, SJI issued 70,872 shares to its Officers and other key employees at a market value of $2.3 million. During the three months ended March 31, 2021, SJI issued 110,891 shares at a market value of $2.7 million. These issued shares include shares deferred for payout in prior periods.

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the three months ended March 31, 2022, there were 21,784 restricted shares (time-based and performance-based) granted to SJG officers and other key employees. No restricted shares were granted to SJG officers and key employees during the three months ended March 31, 2021.

3.    AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

PennEast - Midstream has a 20% investment in PennEast. See Note 3 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a timeline of events related to PennEast, including the determination by the PennEast partners that further development of the project is no longer supported, and thus all further development of the project has ceased.

Energenic - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic developed and operated on-site, self-contained, energy-related projects. Energenic currently does not have any projects that are operational; however, it owns cogeneration, long-lived assets for which Energenic has been pursuing project development opportunities. Marina has notes related to Energenic; such notes are secured by the cogeneration assets. See Note 3 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding these assets and notes, including the impairment charge recorded in the fourth quarter of 2021 due to a determination that future development of a project is no longer probable.

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

SJRG had net sales to EnergyMark of $11.6 million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively.

REV - SJI Renewable Energy Ventures, LLC has a 35% equity interest in REV, an LNG distributor and developer of LNG and RNG assets and projects.

Red River - SJI RNG Devco, LLC has an 80% equity interest in Red River, an entity that processes raw biogas derived from agricultural feedstock into renewable biomethane for pipeline injection.

AFFILIATE TRANSACTIONS - SJI made net investments in and net advances to unconsolidated affiliates of $28.9 million for the three months ended March 31, 2022; net investments in and net advances to unconsolidated affiliates for the three months ended March 31, 2021 were not material.

As of March 31, 2022 and December 31, 2021, the outstanding balance of Notes Receivable – Affiliates was $82.1 million and $69.9 million, respectively. These Notes Receivable-Affiliates balances are comprised of:

•As of March 31, 2022 and December 31, 2021, $77.4 million and $62.6 million, respectively, of the notes are related to REV, which accrue interest at variable rates.

•As of both March 31, 2022 and December 31, 2021, $2.0 million of the notes are related to Energenic. Such notes are secured by Energenic's cogeneration assets for energy service projects and are to be repaid through 2025, although the Company does not expect to realize amounts above its share of the remaining fair value of Energenic's cogeneration assets, and thus the Company does not accrue interest. Current losses at Energenic have been offset against the Notes Receivable – Affiliates balance in recent years as our investment in the Energenic affiliate has been reduced to zero as a result of previous losses.

•As of March 31, 2022 and December 31, 2021, $2.7 million and $5.3 million, respectively, of unsecured notes which accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of March 31, 2022 and December 31, 2021, SJI had a net asset of approximately $53.9 million and $38.5 million, respectively, included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees. SJI’s maximum exposure to loss from these entities as of March 31, 2022 and December 31, 2021 is limited to its combined investments in these entities, which includes related Notes Receivable-Affiliates, in the aggregate amount of $136.0 million and $108.5 million, respectively.

DISCONTINUED OPERATIONS - There have been no significant changes to the nature or balances of SJI's discontinued operations since December 31, 2021, which are defined and described in Note 3 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

GUARANTEES - SJI has issued guarantees to third parties on behalf of its consolidated subsidiaries. See Note 11.

SJI RELATED-PARTY TRANSACTIONS - On April 1, 2022, SJRG and ETG entered into an AMA whereby SJRG manages the pipeline capacity of ETG. This AMA expires on March 31, 2024. Under the AMA, SJRG pays ETG an annual fee of $3.6 million, plus additional profit sharing as defined in the AMA. The amounts received by ETG will be credited to its BGSS clause and returned to its ratepayers.

SJG RELATED-PARTY TRANSACTIONS - There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2021. See Note 3 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of related parties and associated transactions.

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating Revenues/Affiliates:
SJRG	$8,280	6,329
Other	21	21
Total Operating Revenues/Affiliates	$8,301	$6,350

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG	$80	$1,367

Operations Expense/Affiliates:
SJI (parent company only)	$6,372	$5,564
SJIU	1,006	960
Millennium	930	866
Other	18	73
Total Operations Expense/Affiliates	$8,326	$7,463

4.    COMMON STOCK:

The following shares were issued and outstanding for SJI:

2022
Beginning Balance, January 1	117,340,493
New Issuances During the Period:
Settlement of Equity Forward Sale Agreement	4,996,062
Stock-Based Compensation Plan	70,872
Ending Balance, March 31	122,407,427

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of March 31, 2022. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

On March 22, 2021, SJI offered 10,250,000 shares of its common stock, par value $1.25 per share, at a public offering price of $22.25 per share, with 1,899,859 shares issued in March 2021. See Note 6 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of this transaction and the additional issuances that occurred in 2021. On March 18, 2022, the remaining 4,996,062 forward shares were issued under the forward sale agreement for proceeds of $100.4 million, net of issuance fees that were not material. The forward price used to determine cash proceeds received by SJI was calculated based on the initial forward sale price, as adjusted for underwriting fees, interest rate adjustments as specified in the forward sale agreement and any dividends paid on our common stock during the forward period.

At the Effective Time of the Merger, SJI's common stock outstanding immediately before the Effective Time will be converted into the right to receive $36.00 in cash, without interest.

EQUITY AND CONVERTIBLE UNITS - See Note 6 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the issuances of equity units that occurred in March 2021.

Total interest recorded related to the equity units during the three months ended March 31, 2022 was $0.2 million related to the contract adjustment liabilities to the holders of the equity units and is recorded within Interest Charges on the condensed consolidated statements of income. The contract adjustment liabilities are recorded in Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet and were $23.8 million and $28.9 million, respectively, as of March 31, 2022, and $23.8 million and $34.6 million, respectively, as of December 31, 2021.

The convertible units consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount:	2021 Series B Remarketable Junior Subordinated Notes due 2029
Principal (A)	$335,000	$335,000
Unamortized debt discount and issuance costs (A)	8,808	9,110
Net carrying amount	$326,192	$325,890
Carrying amount of the equity component (B)	$—	$—

(A) Included in the condensed consolidated balance sheets within Long-Term Debt.
(B) There is no equity portion as of March 31, 2022 and December 31, 2021 for these Notes.

During the three months ended March 31, 2022 and 2021, the Company recognized $4.9 million and $2.7 million, respectively, of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of income. During those periods, the amortization of debt discount and issuance costs was not material. As of March 31, 2022, the effective interest rate was 2.1% on these Notes.

SJI's EPS — SJI's basic EPS is based on the weighted-average number of common shares outstanding. SJI's diluted EPS includes consideration of the effect of SJI's restricted stock as discussed in Note 2, along with the impact of the Equity Units and Convertible Units discussed above, accounted for under the treasury stock method. For the three months ended March 31, 2022 and 2021, the shares required for inclusion in the denominator for the diluted EPS calculation were 1,579,626 and 1,091,313, respectively.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in the first three months of 2022 or 2021.

RETAINED EARNINGS — The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically if such dividends or other distributions could impact their capital structure. In addition, SJG's First Mortgage Indentures contain a restriction regarding the amount of cash dividends or other distributions that they may pay. As of March 31, 2022, this loan restriction does not affect the amount that may be distributed from SJG's retained earnings.

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

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2022
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$32,522	$3,234
Restricted Investments	84	34
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$32,606	$3,268

	December 31, 2021
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$28,754	$3,360
Restricted Investments	686	686
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,440	$4,046

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at March 31, 2022 and December 31, 2021, which would be included in Level 1 of the fair value hierarchy (see Note 13).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable and unbilled revenues are recorded gross on the condensed consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$41,763	$30,582
Provision for expected credit losses	2,453	2,409
Regulated assets (a)	4,044	4,134
Recoveries of accounts previously written off	79	230
Uncollectible accounts written off	(1,370)	(1,500)
Balance at end of period	$46,969	$35,855

SJG:
Balance at beginning of period	$25,166	$17,359
Provision for expected credit losses	1,834	1,760
Regulated assets (a)	1,752	2,194
Recoveries of accounts previously written off	42	127
Uncollectible accounts written off	(428)	(967)
Balance at end of period	$28,366	$20,473
(a) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order (see Note 8).

NOTES RECEIVABLE-AFFILIATES - The carrying amounts of the Note Receivable - Affiliates balances approximate their fair values at March 31, 2022 and December 31, 2021, which would be included in Level 2 of the fair value hierarchy. See Note 3 for information about these balances and Note 13 for information about the fair value hierarchy.

CONTRACT RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from three to five years, with no interest. The carrying amounts of such loans were $1.6 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest. The amount of such discounts and the annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements.

In addition, as part of the EET program, SJG and ETG provide funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans for SJG were $57.7 million and $55.4 million as of March 31, 2022 and December 31, 2021, respectively. The carrying amounts of such loans for ETG were not material at March 31, 2022 and December 31, 2021. On the condensed consolidated balance sheets of SJG, the current portion of EET loans receivable totaled $11.7 million and $11.1 million as of March 31, 2022 and December 31, 2021, respectively, and is reflected in Accounts Receivable; and the non-current portion totaled $46.0 million and $44.3 million as of March 31, 2022 and December 31, 2021, respectively, and is reflected in Contract Receivables. Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized on the above-mentioned receivables.

There have been no material impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at March 31, 2022 and December 31, 2021, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of March 31, 2022, there were no individual counterparties that totaled more than five percent of SJI's current and noncurrent Derivatives - Energy Related Assets.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at March 31, 2022 and December 31, 2021, except as noted below (in thousands):

	March 31, 2022	December 31, 2021
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$3,384,680	$3,653,868

Carrying amounts of long-term debt, including current maturities (A)	$3,253,647	$3,255,085
Net of:
Unamortized debt issuance costs	$37,446	$38,462
Unamortized debt discounts	$5,113	$5,135

SJG
Estimated fair values of long-term debt	$1,047,429	$1,171,657

Carrying amounts of long-term debt, including current maturities	$1,039,480	$1,041,811
Net of:
Unamortized debt issuance costs	$8,557	$8,726

(A) SJI Long-Term Debt on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 includes $5.7 million and $5.6 million of finance leases, respectively.

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

The operating segments reflect the financial information regularly evaluated by the CODM, which for SJI is the Company's Chief Executive Officer.

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
~~•~~Renewables consists of:
~~◦~~The Catamaran joint venture, which owns Annadale and Bronx Midco, along with a solar project in Massachusetts.
◦Solar-generation sites located in New Jersey.
◦The activities of ACLE, BCLE, SCLE and SXLE, which have all ceased operations.
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings of Affiliated Companies on the condensed consolidated statements of income.
◦SJI RNG Devco, LLC, which includes costs incurred to develop renewable natural gas operations at certain dairy farms along with the related development rights acquired in 2020. Also included here is the Red River joint venture that was formed in March 2022.
•Midstream invests in infrastructure and other midstream projects, including an investment in PennEast for which development ceased in September 2021.
•Corporate & Services segment includes costs related to financing, acquisitions and divestitures, and other unallocated costs.
•Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG and ETG. SJI groups its nonutility operations into separate categories: Energy Management; Energy Production; Midstream; and Corporate & Services. Energy Management includes wholesale energy and retail services. Energy Production includes renewables and decarbonization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. See Note 1.

Information about SJI’s operations in different reportable operating segments is presented below (in thousands). All prior periods were revised to conform to the new segment alignment noted above.

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$322,263	$251,399
ETG Utility Operations	176,236	157,545
Subtotal SJI Utilities	498,499	408,944
Energy Management:
Wholesale Energy Operations	327,497	261,910
Retail Services	2,069	3,896
Subtotal Energy Management	329,566	265,806
Energy Production:
Renewables	5,356	6,423
Decarbonization	—	—
Subtotal Energy Production	5,356	6,423
Corporate and Services	16,434	13,793
Subtotal	849,855	694,966
Intersegment Sales	(25,277)	(20,666)
Total Operating Revenues	$824,578	$674,300

	Three Months Ended March 31,
	2022	2021
Operating Income:
SJI Utilities:
SJG Utility Operations	$125,702	$118,842
ETG Utility Operations	59,284	58,020
Subtotal SJI Utilities	184,986	176,862
Energy Management:
Wholesale Energy Operations	17,451	17,308
Retail Services	1,179	(220)
Subtotal Energy Management	18,630	17,088
Energy Production:
Renewables	(580)	2,700
Decarbonization	(445)	—
Subtotal Energy Production	(1,025)	2,700
Corporate and Services	(3,991)	178
Total Operating Income	$198,600	$196,828

	Three Months Ended March 31,
	2022	2021
Property Additions:
SJI Utilities:
SJG Utility Operations	$51,146	$53,409
ETG Utility Operations	51,603	41,130
Subtotal SJI Utilities	102,749	94,539
Energy Management:
Wholesale Energy Operations	—	—
Retail Services	—	—
Subtotal Energy Management	—	—
Energy Production:
Renewables	5,483	773
Decarbonization	17,321	836
Subtotal Energy Production	22,804	1,609
Midstream	—	4
Corporate and Services	1,518	744
Total Property Additions	$127,071	$96,896

	March 31, 2022	December 31, 2021
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,784,373	$3,767,897
ETG Utility Operations	2,852,249	2,788,465
Subtotal SJI Utilities	6,636,622	6,556,362
Energy Management:
Wholesale Energy Operations	281,716	278,995
Retail Services	20,179	25,741
Subtotal Energy Management	301,895	304,736
Energy Production:
Renewables	190,316	195,791
Decarbonization	195,091	138,787
Subtotal Energy Production	385,407	334,578
Midstream	4,517	8,970
Discontinued Operations	25	47
Corporate and Services	362,381	370,899
Intersegment Assets	(234,021)	(266,920)
Total Identifiable Assets	$7,456,826	$7,308,672

7.    RATES AND REGULATORY ACTIONS:

SJG and ETG are subject to the rules and regulations of the BPU.

Except as described below, there have been no significant regulatory actions or changes to the Utilities' rate structures since December 31, 2021. See Note 10 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

SJG:

Effective January 1, 2022, the BPU approved the Company's June 2021 AIRP II petition, to roll into base rates $69.0 million of investments placed into service during the period of July 1, 2020 through September 30, 2021. The result was an increase in annual revenue of $6.7 million.

In the first quarter of 2022:
•The BPU issued an Order resolving SJG's 2021 Tax Act Rider petition, with a revised Rider H credit rate effective April 1, 2022 in order to refund approximately $11.7 million for the period beginning October 1, 2021 and ending September 30, 2022.
•The BPU also approved a decrease in SJG's EET rate effective April 1, 2022, reflecting a $1.1 million decrease in revenues related to the recovery of costs of energy efficiency programs.

In April 2022, SJG filed a petition with the BPU requesting a base rate revenue increase of $73.1 million, primarily to obtain a return on and of new capital investments made by SJG since the settlement of its last base rate case in 2020. The matter is pending before the BPU.

ETG:

In December 2021, ETG filed a petition with the BPU requesting a base rate revenue increase, which was updated in February 2022 to a requested increase of $72.9 million, primarily to obtain a return on new capital investments made by ETG since the settlement of its last base rate case in 2019. This matter is pending before the BPU.

In the first quarter of 2022, final rates were approved by the BPU for ETG's 2021-2022 WNC and CEP filings, effective February 25, 2022, and the 2021-2022 BGSS-P rate, effective March 30, 2022, all of which were already in effect on a provisional basis. The BPU also approved the requested EEP rate reflecting a $1.6 million decrease in revenues related to the recovery of costs of energy efficiency programs, effective March 1, 2022.

8.    REGULATORY ASSETS AND REGULATORY LIABILITIES:

Except as described below, there have been no significant changes to the nature or balances of the Utilities' regulatory assets and liabilities since December 31, 2021, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

The Utilities' Regulatory Assets as of March 31, 2022 and December 31, 2021 consisted of the following items (in thousands):

	March 31, 2022
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$150,400	$21,609	$172,009
Liability for Future Expenditures	91,470	74,729	166,199
Deferred ARO Costs	49,311	35,519	84,830
Deferred Pension and Other Postretirement Benefit Costs - Unrecognized Prior Service Cost	—	30,062	30,062
Deferred Pension and Other Postretirement Benefit Costs	47,504	813	48,317
Deferred Gas Costs - Net	369	—	369
CIP Receivable	14,522	4,215	18,737
SBC Receivable (excluding RAC)	7,637	—	7,637
Deferred Interest Rate Contracts	6,017	—	6,017
EET/EEP	16,786	3,980	20,766
AFUDC - Equity Related Deferrals	12,345	—	12,345
WNC	—	1,160	1,160
Deferred COVID-19 Costs	9,401	12,604	22,005
Other Regulatory Assets	24,120	9,656	33,776
Total Regulatory Assets	$429,882	$194,347	$624,229

	December 31, 2021
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$151,630	$13,972	$165,602
Liability for Future Expenditures	97,964	77,830	175,794
Deferred ARO Costs	47,784	33,872	81,656
Deferred Pension and Other Postretirement Benefit Costs - Unrecognized Prior Service Cost	—	30,881	30,881
Deferred Pension and Other Postretirement Benefit Costs	47,504	813	48,317
Deferred Gas Costs - Net	38,234	—	38,234
CIP Receivable	17,776	2,955	20,731
SBC Receivable (excluding RAC)	7,519	—	7,519
Deferred Interest Rate Contracts	8,002	—	8,002
EET/EEP	20,632	5,199	25,831
AFUDC - Equity Related Deferrals	12,199	—	12,199
WNC	—	4,269	4,269
Deferred COVID-19 Costs	7,687	10,225	17,912
Other Regulatory Assets	25,814	9,655	35,469
Total Regulatory Assets	$482,745	$189,671	$672,416

Except where noted below, all regulatory assets are or are expected to be recovered through utility rate charges, as detailed in the following discussion. The Utilities are currently permitted to recover interest on Environmental Remediation Costs, SBC Receivable, and EET/EEP, while the other assets are being recovered without a return on investment.

ENVIRONMENTAL REMEDIATION COSTS - SJG and ETG have regulatory assets associated with environmental costs related to the cleanup of environmental sites as discussed in Note 15 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021. The BPU allows SJG and ETG to recover the deferred costs not recovered from insurance carriers through their RAC mechanisms over seven-year periods after the costs are incurred.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. Included in SJG's balance as of March 31, 2022 and December 31, 2021 is $17.1 million and $21.3 million, respectively, of costs related to a previous pricing dispute on a long-term gas supply contract. As of June 1, 2021, SJG has begun to recover these costs from its customers through the BGSS clause. SJG’s Deferred Gas Costs - Net are in an under-recovered position, resulting in a regulatory asset as of March 31, 2022 and December 31, 2021. The decrease in these assets is primarily due to the recoveries from customers exceeding the actual gas commodity costs and changes in valuations of hedged natural gas positions. ETG's Deferred Gas Costs-Net are in an over-recovered position, resulting in a regulatory liability as of March 31, 2022 and December 31, 2021, see the Regulatory Liabilities table below.

CIP RECEIVABLE - The CIP tracking mechanism at SJG adjusts earnings when the actual usage per customer experienced during the period varies from an established baseline usage per customer. For SJG, actual usage per customer was more than the established baseline during the first three months of 2022, resulting in a reduction of the regulatory asset at March 31, 2022 as compared to December 31, 2021. This is primarily the result of colder than normal weather experienced in the region. For ETG, actual usage per customer was less than the established baseline during the first three months of 2022, resulting in an increase to the regulatory asset at March 31, 2022. ETG has not begun recovering against this regulatory asset as the CIP was established on July 1, 2021.

EET/EEP - The EET/EEP Regulatory Assets of SJG and ETG decreased primarily due to recoveries in excess of expenditures.

WNC - The tariffs for ETG included a weather normalization clause that reduced customer bills when weather was colder than normal and increased customer bills when weather was warmer than normal. The WNC deferral ended May 31, 2021 and was replaced by the CIP effective July 1, 2021. As such, the WNC regulatory asset will continue to decrease due to collections until the balance is fully recovered.

DEFERRED COVID-19 COSTS - On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. On September 14, 2021, the BPU extended this period to December 31, 2022. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2022 or within 60 days of the close of the tracking period, whichever is later. The deferred balance is principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery. As of March 31, 2022 and December 31, 2021, ETG deferred $12.6 million and $10.2 million, respectively, and SJG deferred $9.4 million and $7.7 million, respectively, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. The Utilities have continued the suspension of disconnects for nonpayment by our customers, based on an executive order issued by the Governor of New Jersey in 2020, in which water, gas and electricity providers were barred from cutting services to New Jersey residents. On June 14, 2021, the Governor ended the shutoff moratorium effective July 1, 2021, but established a grace period that ran through the end of 2021. In December 2021, the Governor extended this grace period to March 15, 2022. During the grace period, disconnections for residential customers for nonpayment were prohibited, and low and moderate income households had until March 15, 2022 to work out how to pay back any outstanding bills. On March 25, 2022, the BPU approved an order which amended the existing customer bill of rights. These amendments require the Company to continue service for customers who submit an application for State-administered utility assistance programs prior to June 15, 2022. The Company is required to continue service through the date that the application is either approved or rejected by the respective State agency.

The Utilities Regulatory Liabilities as of March 31, 2022 and December 31, 2021 consisted of the following items (in thousands):

	March 31, 2022
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,392	$34,826	$47,218
Excess Deferred Taxes	199,350	110,265	309,615
Deferred Gas Costs - Net	—	75,416	75,416
Other Regulatory Liabilities	6,124	5,266	11,390
Total Regulatory Liabilities	$217,866	$225,773	$443,639

	December 31, 2021
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,125	$33,988	$46,113
Excess Deferred Taxes	206,902	111,003	317,905
Deferred Gas Costs - Net	—	28,842	28,842
Other Regulatory Liabilities	3,384	2,707	6,091
Total Regulatory Liabilities	$222,411	$176,540	$398,951

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in this regulatory liability from December 31, 2021 to March 31, 2022 is related to excess tax amounts returned to customers through customer billings. See Note 10 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through ETG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchase are also included in the BGSS, subject to BPU approval, along with amounts to be returned to customers under the AMA with SJRG as discussed in Note 3 as well as Note 1 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021. The increase from December 31, 2021 to March 31, 2022 is primarily driven by the change in the value of the energy related derivative contracts as well as an increase in the amounts to be returned to customers under the AMA due to variable profit sharing.

OTHER REGULATORY LIABILITIES - This liability primarily represents recoveries in excess of expenditures for the SBC programs, which include the CEP/CLEP, USF and LL mechanisms.

9.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2022 and 2021, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2022	2021
Service Cost	$1,319	$1,591
Interest Cost	3,415	3,236
Expected Return on Plan Assets	(6,201)	(5,834)
Amortizations:
Prior Service Cost	18	25
Actuarial Loss	1,839	3,194
Net Periodic Benefit Cost	390	2,212
Capitalized Benefit Cost	(491)	(566)
Deferred Benefit Cost (Credit)	334	(316)
Total Net Periodic Benefit Expense	$233	$1,330

	Other Postretirement Benefits
	Three Months Ended March 31,
	2022	2021
Service Cost	$173	$212
Interest Cost	502	475
Expected Return on Plan Assets	(1,692)	(1,436)
Amortizations:
Prior Service Cost	(156)	(156)
Actuarial Loss	35	273
Net Periodic Benefit Cost	(1,138)	(632)
Capitalized Benefit Cost	(60)	(106)
Deferred Benefit Cost	532	337
Total Net Periodic Benefit Expense	$(666)	$(401)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $0.1 million and $1.6 million of the totals presented in the table above for the three months ended March 31, 2022 and 2021, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 7.25%.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $(1.1) million and $(0.5) million of the totals presented in the table above for the three months ended March 31, 2022 and 2021, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 6.75%.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction programs.

No contributions were made to the pension plans by either SJI or SJG during the three months ended March 31, 2022 or 2021. Future pension contributions by SJI cannot be determined at this time. Payments related to the unfunded SERP for SJG are expected to be approximately $3.9 million in 2022.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of March 31, 2022 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$60,400	(A)	$439,600	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	9,200	(B)	240,800	September 2026

ETG:
ETG Revolving Credit Facility	250,000	39,400	(C)	210,600	September 2026

Total	$1,000,000	$109,000		$891,000

(A) Includes letters of credit outstanding in the amount of $15.4 million, which is used for various construction and operating activities.

(B) Includes letters of credit outstanding in the amount of $1.9 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.

(C) Includes letters of credit outstanding in the amount of $1.0 million, which supports ETG's construction activity.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of March 31, 2022.

SJI, SJG and ETG (collectively, the "Borrowers") have an unsecured, five-year master revolving credit facility (the "Credit Facility") with a syndicate of banks, which expires on September 1, 2026, unless earlier terminated or extended in accordance with its terms. There have been no significant changes to the nature or balances of this Credit Facility, except for the usage shown in the table above, since December 31, 2021, which are described in Note 13 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no significant changes to the nature or balances of SJG's commercial paper program since December 31, 2021, which are described in Note 13 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

Although there can be no assurance, management believes that actions presently being taken to pay off or refinance the short-term debt and borrowings that are due within the next year will be successful, as the Company has been successful in refinancing debt in the past. No adjustments have been made to the financial statements to account for this uncertainty.

SJI, SJG and ETG were all in compliance with the financial covenants in their respective borrowing arrangements described herein and in Note 14 as of March 31, 2022.

The consummation of the Merger would constitute a "Change in Control" under the Revolving Credit Facility, and, as such, would create an event of default, resulting in amounts outstanding being payable. The Parent has secured a debt commitment letter to provide funding to repay, if necessary, any borrowings outstanding at the time of such a Change in Control.

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	March 31, 2022	March 31, 2021
Weighted average interest rate on borrowings:
SJI (inclusive of SJG, ETG and SJIU)	1.21%	1.40%
SJG	0.39%	0.19%

Average borrowings and maximum amounts outstanding on these facilities were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Average borrowings outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$268,243	$366,500
SJG	$59,738	$21,200

Maximum amounts outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$375,300	$452,900
SJG	$108,000	$47,500

11.    COMMITMENTS AND CONTINGENCIES:

Except as described below, there have been no significant changes to the Company's commitments and contingencies since December 31, 2021, which are described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

GAS SUPPLY CONTRACTS - SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of March 31, 2022, averaged $92.9 million annually and totaled $419.5 million over the contracts’ lives; the increase since December 31, 2021 is due to two executed contracts in the first quarter of 2022 with Adelphia and Columbia pipelines.  Approximately 46% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

GUARANTEES — As of March 31, 2022, SJI had issued $11.4 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

AFFILIATE LOANS - SJI has provided $77.4 million and $62.6 million in capital contribution loans to REV, which are recorded in Notes Receivable - Affiliates on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively (see Note 3). The amount of capital contribution loans may be amended upward from time to time at the sole discretion of SJI.

COLLECTIVE BARGAINING AGREEMENTS — SJI and its subsidiaries employed 1,172 and 1,173 employees as of March 31, 2022 and December 31, 2021, respectively. SJG employed 430 and 432 employees as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, 292 of the total number of employees were represented by labor unions at SJG, and 232 were represented by a labor union at ETG. As of December 31, 2021, 289 of the total number of employees were represented by labor unions at SJG, and 233 were represented by a labor union at ETG. Collective bargaining agreements with unions that represent SJG employees include agreements with IBEW Local 1293, which was finalized in February 2022 and now runs through February 2025, and with IAM Local 76 which runs through August 2025. A collective bargaining agreement with UWUA Local 424 that represents unionized ETG employees runs through November 2022. The labor agreements cover wage increases, health and welfare benefits, paid time off programs, and other benefits. At ETG, 68 employees voted to certify as a new bargaining unit effective November 23, 2021, for which SJI is actively negotiating a new collective bargaining agreement.

CONVERTIBLE UNITS - See Notes 6 and 15 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the issuances of convertible units and the respective obligations.

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

In August 2018, the State of New Jersey filed a civil enforcement action in the New Jersey Superior Court, Atlantic County, against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. Assessment of the nature and extent of the alleged damages requires substantial analysis from multiple experts. To date, discovery has not yet taken place and there is limited precedent on a number of the legal matters involved. As a result, SJG is currently evaluating the merits of the State of New Jersey’s allegations. All parties have agreed to and begun mediation efforts. SJG intends to vigorously defend itself in this matter, however, an adverse outcome in the litigation could have a material impact on SJI's and SJG's results of operations, financial condition and liquidity. SJG recorded a liability based on its best-estimate of the probable outcome of this matter as of March 31, 2022. This manufactured gas plant site has been fully remediated as discussed under "Environmental Remediation Costs" below.

In connection with the Merger Agreement and the transactions contemplated thereby, eight purported Company shareholders have filed lawsuits under federal securities laws, five in the United States District Court for the Southern District of New York, one in the United States District Court for the Eastern District of New York, one in the United States District Court for the District of New Jersey and one in the United States District Court for the Eastern District of Pennsylvania, challenging the adequacy of the disclosures made in the preliminary proxy statement filed by the Company with the SEC on March 30, 2022. These cases are captioned Stein v. South Jersey Industries, et al., Case No. 1:22-cv-02647, Finger v. South Jersey Industries, et al., Case No. 1:22-cv-03226, Kaufmann v. South Jersey Industries, et al., Case No. 1:22-cv-03255, Hopkins v. South Jersey Industries, et al., Case No. 1:22-cv-01972, Przyborowski v. South Jersey Industries, et al., Case No. 1:22-cv-02202, Justice v. South Jersey Industries, et al., Case No. 2:22-cv-01495, Brining v. South Jersey Industries, et. al., Case No. 1:22-cv-03384, and Jones v. South Jersey Industries, et. al., Case No. 1:22-cv-03424, respectively. The Complaints generally allege that the preliminary proxy statement filed by the Company with the SEC on March 30, 2022 misrepresents and/or omits certain purportedly material information relating to the Company’s financial projections and the analyses performed for the Board in connection with the Merger Agreement. The Complaints assert violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and the members of its Board. The Complaints seek, among other things, an injunction enjoining the shareholder vote on the Merger and the consummation of the Merger unless and until certain additional information is disclosed to Company shareholders, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the court may deem just and proper. In response to these lawsuits, on May 3, 2022, the Company filed additional proxy soliciting materials related to the Merger. The Company cannot predict the outcomes of the Complaints. The Company believes that the Complaints are without merit and the Company and the individual defendants intend to vigorously defend against the Complaints and any subsequently filed similar actions.

SJI has accrued approximately $10.8 million and $11.3 million related to all claims in the aggregate as of March 31, 2022 and December 31, 2021, respectively, of which SJG has accrued approximately $10.0 million as of both March 31, 2022 and December 31, 2021.

ENVIRONMENTAL REMEDIATION COSTS — Except as noted under "Litigation" above, there have been no significant changes to the status of SJI’s environmental remediation efforts since December 31, 2021, as described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	69.0	13.7
Expected future sales of natural gas (in MMdts)	81.3	0.4

Basis and Index related net purchase contracts (in MMdts)	76.4	8.7

The expected future purchases and sales of electricity are not material.

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJE and SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These unrealized pre-tax (losses) were $(21.3) million and $(0.1) million for the three months ended March 31, 2022 and 2021, respectively, For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains (losses) for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of March 31, 2022 and December 31, 2021, SJI had $66.6 million and $22.1 million, respectively, and SJG had $32.6 million and $7.1 million, respectively, of unrealized gains included in its BGSS related to energy-related commodity contracts.

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

As of March 31, 2022, SJG’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$150,133	$93,458	$95,041	$60,002
Derivatives - Energy Related - Non-Current	52,102	34,681	22,488	16,079
Interest rate contracts:
Derivatives - Other - Current	—	435	—	568
Derivatives - Other - Noncurrent	—	5,582	—	7,432
Total Derivatives	$202,235	$134,156	$117,529	$84,081

SJG:
Derivatives not designated as hedging instruments under GAAP	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$32,804	$595	$9,396	$2,520
Derivatives – Energy Related – Non-Current	440	—	507	324
Interest rate contracts:
Derivatives – Other - Current	—	435	—	568
Derivatives – Other - Noncurrent	—	5,582	—	7,432
Total Derivatives	$33,244	$6,612	$9,903	$10,844

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.
Information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2022
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$202,235	$—	$202,235	$(73,066)	(A)	$(75,456)	$53,713
Derivatives - Energy Related Liabilities	$(128,139)	$—	$(128,139)	$73,066	(B)	$—	$(55,073)
Derivatives - Other	$(6,017)	$—	$(6,017)	$—		$—	$(6,017)
SJG:
Derivatives - Energy Related Assets	$33,244	$—	$33,244	$(5)	(A)	$(16,084)	$17,155
Derivatives - Energy Related Liabilities	$(595)	$—	$(595)	$5	(B)	$—	$(590)
Derivatives - Other	$(6,017)	$—	$(6,017)	$—		$—	$(6,017)

As of December 31, 2021
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$117,529	$—	$117,529	$(57,804)	(A)	$(32,782)	$26,943
Derivatives - Energy Related Liabilities	$(76,081)	$—	$(76,081)	$57,804	(B)	$—	$(18,277)
Derivatives - Other	$(8,000)	$—	$(8,000)	$—		$—	$(8,000)
SJG:
Derivatives - Energy Related Assets	$9,903	$—	$9,903	$(1,780)	(A)	$—	$8,123
Derivatives - Energy Related Liabilities	$(2,844)	$—	$(2,844)	$1,780	(B)	$—	$(1,064)
Derivatives - Other	$(8,000)	$—	$(8,000)	$—		$—	$(8,000)

(A) The balances at March 31, 2022 and December 31, 2021 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2022 and December 31, 2021 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,
Derivatives Previously in Cash Flow Hedging Relationships under GAAP	2022	2021
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(13)	$(12)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(13)	$(12)

(a) Included in Interest Charges

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments under GAAP	2022	2021
SJI (no balances for SJG; includes all other consolidated subsidiaries):
Losses on energy-related commodity contracts (a)	$(21,268)	$(44)

(a)  Included in Operating Revenues - Nonutility

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2022 is not material. The amount SJI would have been required to pay to settle the instruments immediately or post collateral to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2022 after offsetting asset positions with the same counterparties under master netting arrangements, is also not material.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2022	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$37	$37	$—	$—
Derivatives – Energy Related Assets (B)	202,235	119,438	65,413	17,384
	$202,272	$119,475	$65,413	$17,384
SJG:
Assets
Derivatives – Energy Related Assets (B)	$33,244	$20,879	$107	$12,258
	$33,244	$20,879	$107	$12,258
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$128,139	$10,415	$98,110	$19,614
Derivatives – Other (C)	6,017	—	6,017	—
	$134,156	$10,415	$104,127	$19,614
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$595	$5	$582	$8
Derivatives – Other (C)	6,017	—	6,017	—
	$6,612	$5	$6,599	$8

As of December 31, 2021	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$37	$37	$—	$—
Derivatives – Energy Related Assets (B)	117,529	56,260	52,277	8,992
	$117,566	$56,297	$52,277	$8,992
SJG:
Assets
Derivatives – Energy Related Assets (B)	$9,903	$4,648	$1,617	$3,638
	$9,903	$4,648	$1,617	$3,638

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$76,081	$21,879	$45,890	$8,312
Derivatives – Other (C)	8,000	—	8,000	—
	$84,081	$21,879	$53,890	$8,312
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,844	$1,780	$1,064	$—
Derivatives – Other (C)	8,000	—	8,000	—
	$10,844	$1,780	$9,064	$—

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at March 31, 2022		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$17,384	$19,614	Discounted Cash Flow	Forward price (per dt)	$2.27 - $12.20 [$5.27]	(A)

Type	Fair Value at December 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$8,916	$8,107	Discounted Cash Flow	Forward price (per dt)	$1.77 - $8.30 [$3.73]	(A)

SJG:

Type	Fair Value at March 31, 2022		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$12,258	$8	Discounted Cash Flow	Forward price (per dt)	$4.37 - $11.52 [$6.92]	(A)

Type	Fair Value at December 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$3,638	$—	Discounted Cash Flow	Forward price (per dt)	$3.75 - $5.66 [$4.94]	(A)

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$680	$11,006
Other Changes in Fair Value from Continuing and New Contracts, Net	(398)	5,477
Settlements	(2,512)	(5,063)

Balance at end of period	$(2,230)	$11,420

SJG:
Balance at beginning of period	$3,638	$3,385
Other Changes in Fair Value from Continuing and New Contracts, Net	12,250	3,391
Settlements	(3,638)	(3,385)

Balance at end of period	$12,250	$3,391

14.    LONG-TERM DEBT:

Except as described below, there have been no significant changes to SJI's or SJG's long-term debt since December 31, 2021. See Note 14 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

The consummation of the Merger would constitute a "Change in Control" under certain long-term debt agreements, and, as such, would provide applicable debt holders the right to have their debt repurchased. If the debt holders elect repayment, the Parent has secured a debt commitment letter to provide funding to repay those amounts.

In March 2022, SJG repaid $2.5 million of 4.84% MTNs, which are due annually with the final payment due March 2026.

15.    REVENUE:

There have been no significant changes to the nature of the Company's revenues or the revenue recognition policies and practices of the Company since December 31, 2021, which are described in Note 19 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

Disaggregated revenues from contracts with customers are disclosed below, by operating segment (in thousands).

	Three Months Ended March 31, 2022
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$208,728	$117,538		$527	$—	$—	$326,793
Commercial & Industrial	77,889	58,867	447,411	21	5,356	(8,708)	580,836
OSS & Capacity Release	4,902	—	—	—	—	—	4,902
Other	913	188	—	1,393	—	(135)	2,359
	$292,432	$176,593	$447,411	$1,941	$5,356	$(8,843)	$914,890
Product/Service Line:
Gas	$292,432	$176,593	$447,411	$—	$—	$(8,708)	$907,728
Electric	—	—	—	21	—	—	21
Solar	—	—	—	—	1,016	—	1,016
Fuel Cells	—	—	—	—	3,748	—	3,748
Other	—	—	—	1,920	592	(135)	2,377
	$292,432	$176,593	$447,411	$1,941	$5,356	$(8,843)	$914,890

	Three Months Ended March 31, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$166,589	$105,904	$—	$512	$—	$—	$273,005
Commercial & Industrial	60,313	49,654	373,967	1,607	6,423	(6,777)	485,187
OSS & Capacity Release	2,299	—	—	—	—	—	2,299
Other	761	192	—	935	—	(96)	1,792
	$229,962	$155,750	$373,967	$3,054	$6,423	$(6,873)	$762,283
Product/ Service Line:
Gas	$229,962	$155,750	$373,967	$—	$—	$(6,699)	$752,980
Electric	—	—	—	1,607	—	(78)	1,529
Solar	—	—	—	—	1,911	—	1,911
Landfills	—	—	—	—	425	—	425
Fuel Cells	—	—	—	—	4,087	—	4,087
Other	—	—	—	1,447	—	(96)	1,351
	$229,962	$155,750	$373,967	$3,054	$6,423	$(6,873)	$762,283

The SJG balance is a part of the SJG Utility Operations segment, and is before intercompany eliminations with other SJI entities.

Revenues on the condensed consolidated statements of income that are not with contracts with customers consist of (a) revenues from alternative revenue programs at the SJG and ETG utility operating segments (primarily CIP and WNC), (b) both utility and nonutility realized revenue from derivative contracts at the SJG and ETG Utility Operations, Wholesale Energy Operations and Retail Services operating segments, and (c) unrealized revenues from derivative contracts at the Wholesale Energy Operations and Retail Services operating segments.

The Utilities' rate mechanisms that qualify as alternative revenue programs are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021. Total revenues arising from alternative revenue programs at SJI were $(6.2) million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Total revenues arising from alternative revenue programs at SJG were $(5.8) million and $(0.8) million for the three months ended March 31, 2022 and 2021, respectively.

The following table provides information about SJI's and SJG's receivables (excluding SJG receivables from related parties) and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (A)	Unbilled Revenue (B)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2022	$343,835	$87,357
Ending balance as of March 31, 2022	407,313	74,296
Increase (Decrease)	$63,478	$(13,061)

Beginning balance as of January 1, 2021	$278,723	$85,423
Ending balance as of March 31, 2021	327,832	68,155
Increase (Decrease)	$49,109	$(17,268)

SJG:
Beginning balance as of January 1, 2022	$125,848	$43,236
Ending balance as of March 31, 2022	174,489	40,977
Increase (Decrease)	$48,641	$(2,259)

Beginning balance as of January 1, 2021	$88,657	$46,837
Ending balance as of March 31, 2021	130,286	35,362
Increase (Decrease)	$41,629	$(11,475)

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

16.    ACQUISITIONS & BUSINESS COMBINATIONS:

Bronx Midco

Catamaran and a third party formed Bronx Midco, of which Catamaran owns 99%. On June 9, 2021, Bronx Midco purchased a fuel cell project totaling 5 MW in Bronx, New York that is in the process of being constructed and, while we estimate the project could go live in 2022, due to the possibility of additional permitting and/or construction delays, this project may be delayed until 2023. Marina, through its ownership in Catamaran, has a 92% ownership interest in Bronx Midco, and, as a result, Marina consolidates the entity as Marina has the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

The total expected cost of the fuel cell project is $60.1 million, of which the partners have paid $34.1 million as of March 31, 2022. Of this total, Marina invested $31.4 million as of March 31, 2022. To account for the third party partner's interest in Bronx Midco, Marina recorded $2.7 million of NCIs in Total Equity on the condensed consolidated balance sheets as of March 31, 2022. The major depreciable assets of the Bronx Midco fuel cell project are the fuel cell modules, which will be depreciated over their estimated useful lives of 35 years once placed in service. The lease cost associated with the land lease is being recognized on a straight-line basis over the lease term of 35 years.

All assets and financial results of Bronx Midco are included in the Renewables segment. As this project is not yet placed into service, no revenues have been recorded, expenses incurred in the Company's condensed consolidated statements of income in the three months ended March 31, 2022 and 2021 are not material, and no ITC has been recorded.

Red River

On March 22, 2022, SJI, through its wholly-owned subsidiary SJI RNG Devco, LLC, formed the Red River joint venture with two third party partners, of which SJI RNG Devco, LLC has an 80% ownership interest. Red River was formed for the purpose of building anaerobic digesters on certain dairy farms to produce RNG for injection into natural gas pipelines, and supporting SJI's commitment to decarbonization. There has been no activity among this joint venture as of March 31, 2022.

Notes 1 and 20 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021 describe the asset acquisitions and business combinations that occurred in 2021 and 2020.

17.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

GOODWILL - See Note 21 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the Company's goodwill accounting policies and annual impairment test.

The Company determined that, during the three months ended March 31, 2022, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. The qualitative factors analyzed also included macroeconomic conditions related to the COVID-19 pandemic. There were no impairments recorded for the three months ended March 31, 2022 and 2021. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

As of both March 31, 2022 and December 31, 2021, SJI had $707.0 million of goodwill, including $700.2 million in the ETG Utility Operations segment and $6.8 million included in the Retail Services segment.

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships within the Retail Services segment, interconnection and power purchase agreements at Annadale (collectively

"Annadale intangible assets"), and an AMA within the ETG Utility Operations segment which expired on March 31, 2022. Total SJI amortization expense related to identifiable intangible assets was $1.5 million for both the three months ended March 31, 2022 and 2021. No impairment charges were recorded on identifiable intangible assets during the three months ended March 31, 2022 or 2021.

Other than amortization, there were no significant changes to the identifiable intangible assets since December 31, 2021. For more information, see Note 21 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021.

18.    SUBSEQUENT EVENTS:

The following events occurred in April/May 2022:
•SJRG and ETG entered into an AMA whereby SJRG manages the pipeline capacity of ETG. See Note 3.
•SJG filed a petition with the BPU requesting a base revenue increase to obtain a return on and of new capital investments. See Note 7.
•In connection with the Merger Agreement, the Company filed a definitive proxy statement with the SEC, along with additional proxy soliciting materials. See Note 1.
•The Company filed a joint petition to the BPU seeking authority for approval of an indirect change of control of ETG and SJG, effectuated by the Merger Agreement. This matter is pending BPU approval. See Note 1.

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

Both sections of Management's Discussion - SJI and SJG - are designed to provide an understanding of each company's respective operations and financial performance and should be read in conjunction with each other as well as in conjunction with the respective company's condensed consolidated financial statements and the combined Notes to Condensed Consolidated Financial Statements in this Quarterly Report as well as SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

Unless otherwise noted, earnings per share amounts are presented on a diluted basis, and are based on weighted average common and common equivalent shares outstanding. SJI's and SJG's operations are seasonal and accordingly, operating results for the interim periods presented are not indicative of the results to be expected for the full fiscal year.

Forward-Looking Statements and Risk Factors — This Quarterly Report, including information incorporated by reference, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, are forward-looking. This Quarterly Report uses words such as "anticipate," "believe," "expect," "estimate," "forecast," "goal," "intend," "objective," "plan," "project," "seek," "strategy," "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were prepared and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic conditions on an international, national, state and local level; weather conditions in SJI’s marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in SJI’s distribution system; cybersecurity incidents and related disruptions; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; changes in business strategies; failure to satisfy the conditions to closing of the Merger, including obtaining the requisite vote of the shareholders of SJI; the diversion of management time on Merger-related issues; and public health crises and epidemics or pandemics, such as the COVID-19 pandemic.
These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk Factors” in this Quarterly Report, SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021 and in any other SEC filings made by SJI or SJG during 2021 and 2022 and prior to the filing of this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI and SJG undertake no obligation to revise or update any forward-looking statements, whether from new information, future events or otherwise, except required by law.

Merger - On February 23, 2022, South Jersey Industries, Inc. (SJI or the Company) announced that it had signed an agreement and plan of merger (the “Merger Agreement”) with NJ Boardwalk Holdings LLC, a Delaware limited liability company (“Parent”) and Boardwalk Merger Sub, Inc., a New Jersey corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent. Each of Parent and Merger Sub are affiliates of Infrastructure Investments Fund. Following completion of the transaction, SJI intends to delist its shares from the New York Stock Exchange.

At the effective time of the merger (the “Effective Time”), each share of SJI’s common stock issued and outstanding immediately before the Effective Time will be converted into the right to receive $36.00 in cash, without interest.

SJI’s shareholders will be asked to vote on the adoption of the Merger Agreement and the merger at a special shareholders’ meeting that will be held on a date to be announced. The closing of the merger is subject to customary conditions, including the receipt of regulatory approvals by the BPU, and that the Merger Agreement be adopted by at least a majority of the votes cast by shareholders entitled to vote thereon at the meeting.

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

COVID-19 - See “Deferred COVID-19 Costs” in Note 8 to the condensed consolidated financial statements for information about regulatory assets recorded as of March 31, 2022 and December 31, 2021 related to incremental costs incurred related to COVID-19. Except as discussed therein, the impact of COVID-19 on the financial results of the Company has not been material for the three months ended March 31, 2022 and 2021, respectively. For additional information related to COVID-19 and its impacts, see the "COVID-19" section of Item 7 "Management Discussion & Analysis of Financial Condition and Results of Operations" of SJI's Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies — Estimates and Assumptions — Other than as described below, there have been no changes to these estimates and assumptions from SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

Regulatory Actions — Other than the changes discussed in Note 7 to the condensed consolidated financial statements, there have been no significant regulatory actions since those discussed in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

New Accounting Pronouncements — See discussions concerning New Accounting Pronouncements and their impact on SJI and SJG in Note 1 to the condensed consolidated financial statements.

Operating Segments:

The operating segments reflect the financial information regularly evaluated by the CODM, which for SJI is the Company's Chief Executive Officer. The operating segments are as follows:

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
~~•~~Renewables consists of:
~~◦~~The Catamaran joint venture, which owns Annadale and Bronx Midco, along with a solar project in Massachusetts.
◦Solar-generation sites located in New Jersey.
◦The activities of ACLE, BCLE, SCLE and SXLE, which have all ceased operations.

•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings of Affiliated Companies on the condensed consolidated statements of income.
◦SJI RNG Devco, LLC, which includes costs incurred to develop renewable natural gas operations at certain dairy farms along with the related development rights acquired in 2020. Also included here is the Red River joint venture that was formed in March 2022.
•Midstream invests in infrastructure and other midstream projects, including an investment in PennEast for which development ceased in September 2021.
•Corporate & Services segment includes costs related to financing, acquisitions and divestitures, and other unallocated costs.
•Intersegment represents intercompany transactions among the above SJI consolidated entities.

SJI groups its utility businesses under its wholly-owned subsidiary SJIU. This group consists of gas utility operations of SJG and ETG. SJI groups its nonutility operations into separate categories: Energy Management; Energy Production; Midstream; and Corporate & Services. Energy Management includes wholesale energy and retail services. Energy Production includes renewables and decarbonization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended March 31, 2022 increased $0.6 million to net income of $129.3 million compared with the same period in 2021. SJI's income from continuing operations for the three months ended March 31, 2022 increased $0.6 million to income of $129.4 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the gas utility operations at SJG for the three months ended March 31, 2022 increased $5.0 million to $88.6 million compared with the same period in 2021, primarily due to the roll-in of infrastructure programs and customer growth, along with the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below.

•The income contribution from gas utility operations at ETG for the three months ended March 31, 2022 increased $0.6 million to $38.6 million compared with the same period in 2021, primarily due to customer growth and colder weather.

•The income contribution from the wholesale energy operating segment for the three months ended March 31, 2022 increased $0.5 million to $13.6 million compared with the same period in 2021, primarily due to higher margins from daily energy trading activities and colder weather experienced in the first quarter of 2022. This was almost entirely offset with the change in unrealized gains and losses on forward financial contracts due to price volatility.

•The Corporate & Services segment incurred approximately $3.4 million of costs related to the Merger Agreement that did not occur in the prior year period (see Note 1 to the condensed consolidated financial statements).

•The income contribution from the renewables operating segment for the three months ended March 31, 2022 decreased $1.0 million to $0.1 million compared with the same period in 2021, primarily due to lower sales of SRECs.

•The income contribution from the midstream operating segment for the three months ended March 31, 2022 decreased $1.2 million to a loss of $0.2 million compared with the same period in 2021, primarily due to AFUDC recorded in 2021 that did not occur in 2022 due to the decision to cease further development of the PennEast project (see Note 3 to the condensed consolidated financial statements).

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

•SJE uses forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts are recorded at fair value, with changes in fair value recorded in earnings in the period of change. Several related customer contracts are not considered derivatives and, therefore, are not recorded in earnings until the electricity is delivered. As a result, earnings are subject to volatility as the market price of the forward contracts change, even when the underlying hedged value of the customer contract is unchanged. Over time, gains or losses on the sale of the fixed price electric under contract will be offset by losses or gains on the forward contracts, resulting in the realization of the profit margin expected when the transactions were initiated. These contracts outstanding as of March 31, 2022 were not material.

As a result, management also uses the non-GAAP financial measures of Economic Earnings and Economic Earnings per share when evaluating its results of operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of financial performance.

We define Economic Earnings as: Income from Continuing Operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; (ii) less income and plus losses attributable to noncontrolling interests; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, items excluded from Economic Earnings for the three months ended March 31, 2022 and 2021, are described in (A)-(B) in the table below.

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

Economic Earnings for the three months ended March 31, 2022 increased $20.6 million to $149.5 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the wholesale energy operating segment for the three months ended March 31, 2022 increased $15.8 million to $29.0 million compared with the same period in 2021, primarily due to higher margins from daily energy trading activities and from colder weather experienced in the first quarter of 2022.

•The Economic Earnings contribution from gas utility operations at SJG for the three months ended March 31, 2022 increased $5.0 million to $88.6 million compared with the same period in 2021, primarily due to the roll-in of infrastructure programs and customer growth, along with the margin impact of SJG's CIP mechanism as discussed in "Utility Margin - SJG Utility Operations" below.

•The Economic Earnings contribution from the gas utility operations at ETG for the three months ended March 31, 2022 increased $0.6 million to $38.6 million compared with the same period in 2021, primarily due to customer growth and colder weather.

•The income contribution from the midstream operating segment for the three months ended March 31, 2022 decreased $1.0 million compared with the same period in 2021, primarily due to AFUDC recorded in 2021 that did not occur in 2022 due to the decision to cease further development of the PennEast project (see Note 3 to the condensed consolidated financial statements).

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three months ended March 31 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Income from Continuing Operations	$129,414	$128,798
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	21,268	44
Income Attributable to Noncontrolling Interests	(135)	(129)
Acquisition/Sale Net Costs (A)	6,491	267
Income Taxes (B)	(7,583)	(86)
Economic Earnings	$149,455	$128,894

Earnings per Share from Continuing Operations	$1.08	$1.26
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	0.18	—
Income Attributable to Noncontrolling Interests	—	—
Acquisition/Sale Net Costs (A)	0.05	—
Income Taxes (B)	(0.06)	—
Economic Earnings per Share	$1.25	$1.26

The reconciliation of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), and the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Total unrealized mark-to-market losses on derivatives	(21,268)	(44)
Income Attributable to Noncontrolling Interests	135	129
Acquisition/Sale Net Costs (A)	(6,491)	(267)
Income Taxes (B)	7,583	86
Total reconciling items between income from continuing operations and economic earnings	$(20,041)	$(96)

(A) In 2022, represents costs incurred related to the Merger Agreement and to finalize the transactions related to acquiring Bronx Midco and solar projects. In 2021, represents the final working capital payment on the sale of Elkton, which was finalized during the first quarter of 2021.

(B) The income taxes were determined using a combined average statutory tax rate.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2022	2021
Utility Operating Revenues:
Firm Sales -
Residential	$199,583	$161,102
Commercial	43,768	32,109
Industrial	1,898	1,601
Cogeneration & Electric Generation	679	509
Firm Transportation -
Residential	4,851	4,899
Commercial	20,076	17,190
Industrial	8,415	7,350
Cogeneration & Electric Generation	1,526	1,379

Total Firm Revenues	280,796	226,139

Interruptible Sales	172	73
Interruptible Transportation	500	444
Off-System Sales	37,648	23,290
Capacity Release	2,906	1,209
Other	241	244
	322,263	251,399
Less: Intercompany Sales	(8,280)	(6,329)
Total Utility Operating Revenues	313,983	245,070
Less:
Cost of Sales - Utility	129,868	74,537
Less: Intercompany Cost of Sales	(8,280)	(6,329)
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	121,588	68,208
Less: Depreciation & Amortization (A)	40,009	29,315
Total GAAP Gross Margin	152,386	147,547
Add: Depreciation & Amortization (A)	40,009	29,315
Less: CIP Recoveries (B)	6,161	4,238
Less: RAC Recoveries (B)	10,957	6,965
Less: TIC Recoveries (B)	68	—
Less: EET Recoveries (B)	1,348	1,166
Less: Revenue Taxes	937	512
Utility Margin (C)	$172,924	$163,981

	Three Months Ended March 31,
	2022	2021
Utility Margin:
Residential	$123,478	$119,974
Commercial and Industrial	44,587	41,022
Cogeneration and Electric Generation	1,252	1,249
Interruptible	26	65
Off-System Sales & Capacity Release	2,262	737
Other Revenues	240	243
Margin Before Weather Normalization & Decoupling	171,845	163,290
CIP Mechanism	(726)	(763)
EET Mechanism	1,805	1,454
Utility Margin (C)	$172,924	$163,981

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

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $70.9 million, or 28.2%, for the three months ended March 31, 2022 compared with the same period in 2021. Excluding intercompany transactions, revenues increased $68.9 million, or 28.1%, for the three months ended March 31, 2022 compared with the same period in 2021. The significant drivers for the overall change were as follows:

•Firm revenue increased $54.7 million for the three months ended March 31, 2022 compared with the same period in 2021 partially due to customer growth in 2022 compared to 2021, along with increased revenue related to BGSS. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

•OSS increased $14.4 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to higher commodity costs, along with colder weather during the first quarter of 2022. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG as SJG is required to return the majority of the profits of such activity to its ratepayers.

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

Total Utility Margin increased $8.9 million, or 5.5%, for the three months ended March 31, 2022 compared with the same period in 2021. The increases are primarily due to the roll-in of infrastructure programs and customer growth. The change in revenues from SJG's BGSS clause had no impact to SJG's Utility Margin as discussed under "Operating Revenues - SJG Utility Operations" above.

ETG Utility Operations:

The following tables summarize the composition of regulated natural gas utility operations, operating revenues and margin at ETG for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2022	2021
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$119,272	$106,208
Commercial & Industrial	41,646	33,377
Firm & Interruptible Transportation -
Residential	899	1,032
Commercial & Industrial	15,878	16,756
Other	(1,459)	173
Total Firm & Interruptible Revenues	176,236	157,546

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	78,916	58,305
Less: Depreciation & Amortization (A)	17,220	22,428
Total GAAP Gross Margin	80,100	76,813
Add: Depreciation & Amortization (A)	17,220	22,428
Less: Regulatory Rider Recoveries (B)	4,619	10,251
Utility Margin (C)	$92,701	$88,990

	Three Months Ended March 31,
	2022	2021
Utility Margin:
Residential	$67,606	$65,981
Commercial & Industrial	31,146	33,057
Regulatory Rider Mechanisms (B)	(6,051)	(10,048)
Utility Margin (C)	$92,701	$88,990

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

Operating Revenues and Utility Margin - ETG Utility Operations

Revenues from the gas utility operations at ETG increased $18.7 million, or 11.9%, and Utility Margin from the gas utility operations at ETG increased $3.7 million, or 4.2% for the three months ended March 31, 2022 compared with the same period in 2021. These increases in revenues and Utility Margin are primarily due to customer growth and colder weather during the first quarter of 2022.

Nonutility:

Operating Revenues - Energy Management

Combined revenues for Energy Management, net of intercompany transactions, increased $63.7 million, or 24.0%, to $329.0 million for the three months ended March 31, 2022 compared with the same period in 2021. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $65.4 million to $326.9 million for the three months ended March 31, 2022 compared with the same period in 2021 primarily due to revenues earned on gas supply contracts, increases in the average monthly NYMEX settlement price, and colder weather experienced in the first quarter of 2022. Partially offsetting these comparative period increases was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded from Economic Earnings and represented a total decrease of $21.4 million for the three months ended March 31, 2022 compared with the same period in 2021.

As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated statement of income.

•Revenues from retail services, net of intercompany transactions, decreased $1.9 million to $1.9 million for the three months ended March 31, 2022 compared with the same period in 2021 primarily due to lower overall sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. This was partially offset with new contracts entered into at EnerConnex as that business continues to grow.

Operating Revenues - Energy Production
Combined revenues for Energy Production, net of intercompany transactions, decreased $1.0 million, or 15.6%, to $5.4 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to lower SREC revenues.

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

Gross Margin - Energy Management

Combined gross margins for Energy Management increased $1.2 million to $22.4 million for the three months ended March 31, 2022 compared with the same period in 2021. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG decreased $0.1 million to $20.0 million for the three months ended March 31, 2022 compared with the same period in 2021, as the change in unrealized gains and losses recorded on forward financial contracts due to price volatility was offset with higher margins on daily energy trading activities and colder weather experienced in the first quarter of 2022.

We expect the wholesale energy operations to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•Gross margin from retail services increased $1.2 million to $2.2 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to new contracts entered into at EnerConnex as that business continues to grow.

Gross Margin - Energy Production
Combined gross margins for Energy Production decreased $1.3 million to $4.3 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to less SREC revenues.
Operating Expenses - All Segments:

A summary of net changes in Operations and Maintenance expense for the three months ended March 31, follows (in thousands):

Three Months Ended March 31, 2022 vs. 2021
SJI Utilities:
SJG Utility Operations	$6,958
ETG Utility Operations	(3,742)
Subtotal SJI Utilities	3,216
Nonutility:
Energy Management:
Wholesale Energy Operations	(102)
Retail Services	(225)
Subtotal Energy Management	(327)
Energy Production:
Renewables	1,710
Decarbonization	445
Subtotal Energy Production	2,155
Midstream	(62)
Corporate & Services and Intercompany Eliminations	3,893
Total Operations and Maintenance Expense	$8,875

Operations & Maintenance

SJG utility operations and maintenance expense increased $7.0 million for the three months ended March 31, 2022 compared with the same period in 2021. The increase was primarily due to the operations of SJG’s CLEP and EEP, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenue during the three months ended March 31, 2022 compared with the same period in the prior year.

ETG utility operations and maintenance expense decreased $3.7 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to the operation of ETG's RAC, which experienced an aggregate net decrease. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting decrease in revenue during the three months ended March 31, 2022 compared with the same period in the prior year.

Operations and Maintenance expense for Energy Production increased $2.2 million for the three months ended March 31, 2022, compared with the same period in 2021, primarily due to additional operating costs for the Annadale fuel cell project and various solar projects, which were all operating during the entire quarter in 2022 compared to 2021.

Operations and Maintenance expense for the Corporate & Services segment, after intercompany eliminations, increased $3.9 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to expenses incurred related to the Merger Agreement.

Depreciation - Depreciation increased $2.1 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG, along with an increase in renewables segment depreciation related to assets at the Annadale fuel cell facility and various solar projects.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2022 compared with the same period in 2021 was not significant.

Other Income and Expense - The change in other income and expense for the three months ended March 31, 2022 compared with the same period in 2021 was not significant.

Interest Charges – The change in interest charges for the three months ended March 31, 2022 compared with the same period in 2021 was not significant.

Income Taxes – Income tax expense decreased $1.1 million for the three months ended March 31, 2022 compared with the same period in 2021 due to ITC recorded in 2022 (see Note 1 to the condensed consolidated financial statements).

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies decreased $2.7 million for the three months ended March 31, 2022 compared with the same period in 2021 primarily due to AFUDC recorded in 2021 that did not occur in 2022 due to the decision to cease further development of the PennEast project (see Note 3 to the condensed consolidated financial statements).

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

Cash flows for the period were the following (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net Cash Provided by Operating Activities	$306,957	$198,463
Net Cash Used in Investing Activities	$(158,284)	$(112,328)
Net Cash Used in Financing Activities	$(145,507)	$(96,098)

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first three months of 2022 produced more net cash than the same period in 2021, primarily due to the following: (1) higher revenues and increased collections on daily energy trading activities at SJRG; (2) customer growth at the Utilities; and (3) higher purchased gas payable due to higher prices and increase in outstanding invoices payable to vendors.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. We estimate the cash outflows for investing activities, net of returns/advances on investments from affiliates, for fiscal years 2022, 2023 and 2024 at SJI to be approximately $936.7 million, $798.3 million and $930.3 million, respectively. The high level of investing activities for 2022, 2023 and 2024 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, and investments in future renewable energy projects including efforts to meet our decarbonization goals, which were announced in April 2021 targeting 70% reduction in emissions by 2030 and 100% by 2040, with at least 25% of capital spending annually in support of sustainability investments. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other significant investing activities of SJI during the first three months of 2022 and 2021 were as follows:

•SJI made net investments in and net advances to unconsolidated affiliates of $28.9 million for the three months ended March 31, 2022; net investments in and net advances to unconsolidated affiliates for the three months ended March 31, 2021 were not material.

Cash Flows from Financing Activities — The Merger Agreement places limitations on SJI’s ability to engage in certain types of financing transactions without Parent’s consent between the signing of the Merger Agreement and the Effective Time, including issuing equity of SJI (except in the ordinary course pursuant to equity compensation plans) and incurring certain indebtedness for borrowed money.

Short-term borrowings from the commercial paper program and lines of credit from commercial banks have historically been used to supplement cash flows from operations, to support working capital needs and to finance capital expenditures and acquisitions as incurred. From time to time, SJI may refinance the short-term debt with long-term debt

There have been no significant changes to the nature or balances of SJG's commercial paper program since December 31, 2021, which are described in Note 13 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Credit facilities and available liquidity as of March 31, 2022 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$60,400	(A)	$439,600	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	9,200	(B)	240,800	September 2026

ETG:
ETG Revolving Credit Facility	250,000	39,400	(C)	210,600	September 2026

Total	$1,000,000	$109,000		$891,000

(A) Includes letters of credit outstanding in the amount of $15.4 million, which is used for various construction and operating activities.

(B) Includes letters of credit outstanding in the amount of $1.9 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.

(C) Includes letters of credit outstanding in the amount of $1.0 million, which supports ETG's construction activity.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of March 31, 2022.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI, SJG and ETG (collectively, the "Borrowers") have an unsecured, five-year master revolving credit facility (the "Credit Facility") with a syndicate of banks, which expires on September 1, 2026, unless earlier terminated or extended in accordance with its terms. There have been no significant changes to the nature or balances of this Credit Facility, except for the usage shown in the table above, since December 31, 2021, which are described in Note 13 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021. SJI, SJG and ETG were all in compliance with the related financial covenants as of March 31, 2022.

For additional information regarding the terms of the credit facilities as well as weighted average interest rates, average borrowings outstanding and maximum amounts outstanding under these credit facilities see Note 10 to the condensed consolidated financial statements.

On March 22, 2021, SJI offered 10,250,000 shares of its common stock, par value $1.25 per share, at a public offering price of $22.25 per share. See Note 6 to the Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of this transaction and the issuances that occurred in 2021. On March 18, 2022, the remaining 4,996,062 forward shares were issued under the forward sale agreement for net proceeds of $100.4 million. The forward price used to determine cash proceeds received by SJI was calculated based on the initial forward sale price, as adjusted for underwriting fees, interest rate adjustments as specified in the forward sale agreement and any dividends paid on our common stock during the forward period.

See Note 6 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the issuances of equity and convertible units that occurred in 2021.

In March 2022 and 2021, SJG paid $2.5 million of 4.84% MTNs due annually beginning March 2021.

In March 2021, SJI paid off its $150.0 million term loan agreement at maturity.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of March 31, 2022	As of December 31, 2021
Equity	39.6%	35.8%
Long-Term Debt	58.8%	58.3%
Short-Term Debt	1.6%	5.9%
Total	100.0%	100.0%

During the three months ended March 31, 2022 and 2021, SJI declared quarterly dividends to its common shareholders, which were paid in April for both 2022 and 2021. SJI has a long history of paying dividends on its common stock and has increased its dividend every year since 1999. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a long-term targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future. Under the Merger Agreement, SJI’s ability to pay dividends (other than consistent with its past practices) is limited.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Total net cash outflows for remediation projects are expected to be $37.6 million, $38.9 million and $48.4 million for 2022, 2023 and 2024, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2021, certain environmental costs are subject to recovery from ratepayers.

Affiliate Loans - See Note 3 to the condensed consolidated financial statements.

Convertible and Equity Units - See Note 4 to the condensed consolidated financial statements.

Standby Letters of Credit - See Note 10 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021, except for the AMA as discussed in Note 3 to the condensed consolidated financial statements.

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

The following table summarizes the composition of selected gas utility throughput for the three month periods ended March 31, (in thousands):

	Three Months Ended March 31,
	2022	2021
Utility Throughput – dts:
Firm Sales -
Residential	13,033	12,959
Commercial	3,042	2,771
Industrial	114	135
Cogeneration & Electric Generation	86	85
Firm Transportation -
Residential	480	509
Commercial	2,823	2,662
Industrial	2,822	2,823
Cogeneration & Electric Generation	734	648

Total Firm Throughput	23,134	22,592

Interruptible Sales	13	6
Interruptible Transportation	310	342
Off-System Sales	5,307	6,044
Capacity Release	14,911	12,327

Total Throughput - Utility	43,675	41,311

Throughput – Gas Utility Operations - Total gas throughput increased 2.4 MMdts for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to volume increases in Capacity Release resulting from higher value of pipeline capacity due to market conditions.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Net Income Impact:
CIP – Weather Related	$5.1	$5.6
CIP – Usage Related	(5.6)	(6.2)
Total Net Income Impact	$(0.5)	$(0.6)

Weather Compared to 20-Year Average	5.5% Warmer	6.5% Warmer
Weather Compared to Prior Year	1.8% Colder	15.1% Colder

Operating Revenues & Utility Margin - See SJI's Management Discussion section above.

Operations & Maintenance Expense - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.3 million for the three months ended March 31, 2022 compared with the same period in 2021, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three months ended March 31, 2022 compared with the same period in 2021 was not significant.

Other Income and Expense - The change in other income and expense for the three months ended March 31, 2022 compared with the same period in 2021 was not significant.

Interest Charges – The change in interest charges for the three months ended March 31, 2022 compared with the same period in 2021 was not significant.

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

Cash flows for the period were the following (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net Cash Provided by Operating Activities	$153,136	$125,284
Net Cash Used in Investing Activities	$(50,714)	$(64,233)
Net Cash Used in Financing Activities	$(103,200)	$(50,009)

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Cash flows provided by operating activities in the first three months of 2022 produced more net cash than the same period in 2021, primarily due to customer growth and higher purchased gas payable due to higher prices.

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

See SJI's Management Discussion section above.

SJI did not contribute any equity to SJG during the three months ended March 31, 2022 or 2021.

SJG’s capital structure was as follows:

	As of March 31, 2022	As of December 31, 2021
Common Equity	60.0%	56.3%
Long-Term Debt	39.7%	39.6%
Short-Term Debt	0.3%	4.1%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Total net cash outflows for remediation projects are expected to be $26.2 million, $17.5 million and $33.0 million for 2022, 2023 and 2024, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2021, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of March 31, 2022, averaged $92.9 million annually and totaled $419.5 million over the contracts’ lives; the increase since December 31, 2021 is due to two executed contracts in the first quarter of 2022 with Adelphia and Columbia pipelines.  Approximately 46% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Litigation - See the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) of $(21.3) million and $(0.1) million for the three months ended March 31, 2022 and 2021, which are included with realized (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of March 31, 2022 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$99,016	$17,258	$3,164	$119,438
Prices provided by other external sources	36,281	28,938	194	65,413
Prices based on internal models or other valuation methods	14,836	1,597	951	17,384

Total	$150,133	$47,793	$4,309	$202,235

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$9,914	$501	$—	$10,415
Prices provided by other external sources	68,847	28,968	295	98,110
Prices based on internal models or other valuation methods	14,697	4,068	849	19,614

Total	$93,458	$33,537	$1,144	$128,139

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 45.7 MMdts with a weighted average settlement price of $3.30 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 76.4 MMdts with a weighted average settlement price of $1.14 per dt.

•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 58.0 MMdts with a weighted average settlement price of $5.07 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are not material.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2022	$41,448
Contracts Settled During the Three Months Ended March 31, 2022, Net	(15,695)
Other Changes in Fair Value from Continuing and New Contracts, Net	48,343

Net Derivatives — Energy Related Assets, March 31, 2022	$74,096

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at March 31, 2022 was $115.6 million and averaged $293.1 million during the first three months of 2022. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $2.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2021 - 29 b.p. decrease; 2020 - 152 b.p. decrease; 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; and 2017 - 82 b.p. increase. At March 31, 2022, our average interest rate on variable-rate debt was 1.11%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of March 31, 2022, the interest costs on $3.3 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

SJG has interest rate derivatives to mitigate exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are measured at fair value and recorded in Derivatives - Other on the condensed consolidated balance sheets.

As of March 31, 2022, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

Credit Risk - As of March 31, 2022, there were no individual counterparties that totaled more than five percent of SJI's current and noncurrent Derivatives - Energy Related Assets.

As of March 31, 2022, SJRG had $118.8 million of Accounts Receivable under sales contracts. Of that total, 46% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy-trading and hedging contracts determined using mark-to-market accounting as of March 31, 2022 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$20,439	$440	$20,879
Prices provided by other external sources	107	—	107
Prices based on internal models or other valuable methods	12,258	—	12,258

Total	$32,804	$440	$33,244

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$5	$—	$5
Prices provided by other external sources	582	—	582
Prices based on internal models or other valuable methods	8	—	8

Total	$595	$—	$595

Contracted volumes of SJG's NYMEX contracts are 13.3 MMdts with a weighted-average settlement price of $3.97 per dt. Contracted volumes of SJG's Basis contracts are 8.7 MMdts with a weighted-average settlement price of $2.12 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2021	$7,059
Contracts Settled During the Three Months ended March 31, 2022, Net	(4,610)
Other Changes in Fair Value from Continuing and New Contracts, Net	30,200
Net Derivatives — Energy Related Assets, March 31, 2022	$32,649

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at March 31, 2022, was $32.2 million and averaged $84.6 million during the first three months of 2022. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.6 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2021 - 12 b.p. increase; 2020 - 220 b.p. decrease; 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; and 2017 - 91 b.p. increase. As of March 31, 2022, SJG's average interest rate on variable-rate debt was 0.31%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2022, the interest costs on $1.1 billion of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

SJG's interest rate swaps are the same as SJI's as shown above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officers and principal financial officers, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of March 31, 2022, the disclosure controls and procedures employed at SJI and SJG, respectively, are effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 1, Note 11, Litigation.

Item 1A. Risk Factors

Other than described below, there have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

Our business, results of operations, cash flows and financial position may be adversely impacted by the continuation and consequences of the war in Ukraine. In late February 2022, Russian military forces commenced a military operation and invasion against Ukraine. The length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, which has created uncertainty for financial and commodity markets. While the Company does not have direct operations overseas, the conflict elevates the likelihood of supply chain disruptions, both in the region and globally, along with heightened volatility in oil and gas prices. These may inhibit our ability to timely source materials and services and could affect our business, financial condition and results of operations.

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 23, 2022, by and among South Jersey Industries, Inc., NJ Boardwalk Holdings LLC and Boardwalk Merger Sub, Inc. (incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed February 24, 2022.

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the Securities and Exchange Commission on May 5, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the Securities and Exchange Commission on May 5, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	May 5, 2022	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	May 5, 2022	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
(Principal Financial Officer)