Form 10-Q
period 2022-06-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2022-08-04
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of August 1, 2022 was 122,464,793 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of August 1, 2022 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
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

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Utility	$181,111	$144,270	$671,330	$546,886
Nonutility	330,320	167,558	664,679	439,242
Total Operating Revenues	511,431	311,828	1,336,009	986,128
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	67,133	33,286	267,637	159,799
- Nonutility	354,237	168,209	662,001	413,270
Operations and Maintenance	62,791	62,881	141,769	132,984
Depreciation	34,181	33,031	68,138	64,843
Impairment Charges	1,897	—	1,897	—
Energy and Other Taxes	3,338	2,812	8,113	6,795
Total Operating Expenses	523,577	300,219	1,149,555	777,691
Operating (Loss) Income	(12,146)	11,609	186,454	208,437

Other Income and Expense	2,891	3,592	5,494	5,660
Interest Charges	(31,561)	(31,185)	(63,140)	(62,644)
(Loss) Income Before Income Taxes	(40,816)	(15,984)	128,808	151,453
Income Taxes	22,067	4,702	(18,599)	(37,067)
Equity in Earnings (Loss) of Affiliated Companies	71	(85,378)	527	(82,248)
(Loss) Income from Continuing Operations	(18,678)	(96,660)	110,736	32,138
Loss from Discontinued Operations - (Net of tax benefit)	(152)	(80)	(222)	(151)
Net (Loss) Income	(18,830)	(96,740)	110,514	31,987
Less: Income Attributable to Noncontrolling Interests	76	88	211	217
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(18,906)	$(96,828)	$110,303	$31,770
Basic Earnings Per Common Share:
Continuing Operations	$(0.15)	$(0.87)	$0.92	$0.30
Discontinued Operations	—	—	—	—
Net (Loss) Income	(0.15)	(0.87)	0.92	0.30
Less: Income Attributable to Noncontrolling Interests	—	—	—	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(0.15)	$(0.87)	$0.92	$0.30
Average Shares of Common Stock Outstanding - Basic	122,442	110,902	120,316	105,902
Diluted Earnings Per Common Share:
Continuing Operations	$(0.15)	$(0.87)	$0.90	$0.30
Discontinued Operations	—	—	—	—
Net (Loss) Income	(0.15)	(0.87)	0.90	0.30
Less: Income Attributable to Noncontrolling Interests	—	—	—	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(0.15)	$(0.87)	$0.90	$0.30
Average Shares of Common Stock Outstanding - Diluted	122,442	110,902	122,887	107,389

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (Loss) Income	$(18,830)	$(96,740)	$110,514	$31,987

Other Comprehensive Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4), $(4), $(8) and $(8) respectively	8	8	17	16

Other Comprehensive Income - Net of Tax	8	8	17	16

Comprehensive (Loss) Income	(18,822)	(96,732)	110,531	32,003
Less: Comprehensive Income Attributable to Noncontrolling Interests	76	88	211	217
Comprehensive (Loss) Income Attributable to South Jersey Industries, Inc.	$(18,898)	$(96,820)	$110,320	$31,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Net Cash Provided by Operating Activities	$323,580	$241,651

Cash Flows from Investing Activities:
Capital Expenditures	(260,757)	(232,138)
Investment in Contract Receivables	(11,324)	(18,335)
Proceeds from Contract Receivables	6,612	12,928
Investment in Affiliates	(40,158)	(9,802)
Return of Investment in Affiliates	10,466	—
Advances to Affiliates	(12,105)	(7,924)
Net Repayment of Notes Receivable - Affiliates	—	890
Divestiture Working Capital Settlement	—	(267)
Investment in Subsidiary, Net of Cash Acquired	(5,660)	(14,672)

Net Cash Used in Investing Activities	(312,926)	(269,320)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(100)	(571,700)
Proceeds from Issuance of Long-Term Debt	—	460,000
Principal Repayments of Long-Term Debt	(48,176)	(100,000)
Payments for Issuance of Long-Term Debt	—	(12,761)
Dividends on Common Stock	(36,398)	(30,453)
Proceeds from Sale of Common Stock	100,380	329,772
Payments for the Issuance of Common Stock	—	(2,300)
Capital Distributions to Noncontrolling Interests in Subsidiaries	(130)	—
Capital Contributions of Noncontrolling Interests in Subsidiaries	43	1,213

Net Cash Provided by Financing Activities	15,619	73,771

Net Increase in Cash, Cash Equivalents and Restricted Cash	26,273	46,102
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	29,440	41,831

Cash, Cash Equivalents and Restricted Cash at End of Period	$55,713	$87,933

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2022	December 31, 2021
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,870,464	$5,682,805
Accumulated Depreciation	(1,005,538)	(975,619)
Nonutility Property and Equipment, at cost	287,314	240,503
Accumulated Depreciation	(38,630)	(35,367)

Property, Plant and Equipment - Net	5,113,610	4,912,322

Investments:
Available-for-Sale Securities	37	37
Restricted	2,241	686
Investment in Affiliates	70,264	38,509

Total Investments	72,542	39,232

Current Assets:
Cash and Cash Equivalents	53,472	28,754
Accounts Receivable	378,095	343,835
Unbilled Revenues	23,012	87,357
Provision for Uncollectibles	(50,876)	(41,763)
Notes Receivable - Affiliates	5,258	5,695
Natural Gas in Storage, average cost	69,615	59,744
Materials and Supplies, average cost	1,633	1,053
Prepaid Taxes	43,699	33,977
Derivatives - Energy Related Assets	157,217	95,041
Other Prepayments and Current Assets	27,490	25,269

Total Current Assets	708,615	638,962

Regulatory and Other Noncurrent Assets:
Regulatory Assets	643,014	672,416
Derivatives - Energy Related Assets	61,923	22,488
Notes Receivable - Affiliates	94,969	64,254
Contract Receivables	49,381	45,339
Goodwill	706,960	706,960
Other	209,587	206,699

Total Regulatory and Other Noncurrent Assets	1,765,834	1,718,156

Total Assets	7,660,601	$7,308,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2022	December 31, 2021
Capitalization and Liabilities
Equity:
Common Stock	$153,081	$146,675
Premium on Common Stock	1,654,503	1,559,060
Treasury Stock (at par)	(316)	(287)
Accumulated Other Comprehensive Loss	(26,712)	(26,729)
Retained Earnings	346,374	310,433
Total South Jersey Industries, Inc. Equity	2,126,930	1,989,152
Noncontrolling Interests	10,413	10,289
Total Equity	2,137,343	1,999,441

Long-Term Debt	3,177,991	3,189,009

Total Capitalization	5,315,334	5,188,450

Current Liabilities:
Notes Payable	333,900	334,000
Current Portion of Long-Term Debt	31,076	66,076
Accounts Payable	429,986	330,164
Customer Deposits and Credit Balances	32,136	40,355
Environmental Remediation Costs	39,654	40,905
Taxes Accrued	4,559	4,937
Derivatives - Energy Related Liabilities	146,919	60,002
Deferred Contract Revenues	356	753
Derivatives - Other Current	320	568
Dividends Payable	37,964	—
Interest Accrued	22,051	23,611
Other Current Liabilities	40,478	54,311

Total Current Liabilities	1,119,399	955,682

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	224,421	198,901
Environmental Remediation Costs	124,984	125,176
Asset Retirement Obligations	233,061	229,030
Derivatives - Energy Related Liabilities	50,446	16,079
Derivatives - Other Noncurrent	4,031	7,432
Regulatory Liabilities	408,942	398,951
Other	179,983	188,971

Total Deferred Credits and Other Noncurrent Liabilities	1,225,868	1,164,540

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$7,660,601	$7,308,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2022	$146,675	$1,559,060	$(287)	$(26,729)	$310,433	$1,989,152	$10,289	$1,999,441
Net Income	—	—	—	—	129,209	129,209	135	129,344
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	6,334	94,253	32	—	—	100,619	—	100,619
Cash Dividends Declared - Common Stock ($0.310 per share)	—	—	—	—	(36,398)	(36,398)	—	(36,398)
Capital Distributions to Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	(130)	(130)
Capital Contributions of Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	43	43
Balance at March 31, 2022	$153,009	$1,653,313	$(255)	$(26,720)	$403,244	$2,182,591	$10,337	$2,192,928

Net (Loss)/Income	—	—	—	—	(18,906)	(18,906)	76	(18,830)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Stock Plans	72	1,190	(61)	—	—	1,201	—	1,201
Cash Dividends Declared - Common Stock ($0.310 per share)	—	—	—	—	(37,964)	(37,964)	—	(37,964)
Balance at June 30, 2022	$153,081	$1,654,503	$(316)	$(26,712)	$346,374	$2,126,930	$10,413	$2,137,343

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2021	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876
Net Income	—	—	—	—	128,598	128,598	129	128,727
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2,475	37,771	57	—	—	40,303	—	40,303
Contract Liability Adjustment (see Note 4)	—	(62,219)	—	—	—	(62,219)	—	(62,219)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(30,453)	(30,453)	—	(30,453)
Balance at March 31, 2021	$128,215	$1,193,552	$(264)	$(38,208)	$453,823	$1,737,118	$6,124	$1,743,242

Net (Loss)/Income	—	—	—	—	(96,828)	(96,828)	88	(96,740)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	12,342	276,029	(4)	—	—	288,367	—	288,367
Contract Liability Adjustment	—	(7,259)	—	—	—	(7,259)	—	(7,259)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(34,007)	(34,007)	—	(34,007)
Capital Contributions of Noncontrolling Interest in Subsidiary	—	—	—	—	—	—	1,213	1,213
Balance at June 30, 2021	$140,557	$1,462,322	$(268)	$(38,200)	$322,988	$1,887,399	$7,425	$1,894,824

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Operating Revenues	$122,602	$91,215	$444,865	$342,614

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	47,099	18,711	176,967	93,248
Operations and Maintenance	37,087	34,539	81,313	71,807
Depreciation	20,330	20,357	40,797	39,565
Impairment Charges	1,897	—	1,897	—
Energy and Other Taxes	1,363	1,139	3,363	2,683

Total Operating Expenses	107,776	74,746	304,337	207,303

Operating Income	14,826	16,469	140,528	135,311

Other Income and Expense	981	1,486	2,520	3,101

Interest Charges	(9,434)	(9,613)	(19,157)	(19,338)

Income Before Income Taxes	6,373	8,342	123,891	119,074

Income Taxes	(1,532)	(2,029)	(30,408)	(29,143)

Net Income	$4,841	$6,313	$93,483	$89,931

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Net Income	$4,841	$6,313	$93,483	$89,931

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(4), $(4), $(8) and $(8), respectively	8	8	17	16

Other Comprehensive Income - Net of Tax	8	8	17	16

Comprehensive Income	$4,849	$6,321	$93,500	$89,947

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,

	2022	2021
Net Cash Provided by Operating Activities	205,123	161,270

Cash Flows from Investing Activities:
Capital Expenditures	(106,606)	(127,377)
Investment in Contract Receivables	(10,835)	(18,335)
Proceeds from Contract Receivables	6,612	12,928

Net Cash Used in Investing Activities	(110,829)	(132,784)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(83,200)	(22,800)
Principal Repayments of Long-Term Debt	(13,175)	(10,000)
Payments for Issuance of Long-Term Debt	—	(11)

Net Cash Used in Financing Activities	(96,375)	(32,811)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,081)	(4,325)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,046	6,424

Cash, Cash Equivalents and Restricted Cash at End of Period	$1,965	$2,099

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2022	December 31, 2021
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,698,674	$3,613,360
Accumulated Depreciation	(674,230)	(656,829)

Property, Plant and Equipment - Net	3,024,444	2,956,531

Investments:
Restricted Investments	34	686

Total Investments	34	686

Current Assets:
Cash and Cash Equivalents	1,931	3,360
Accounts Receivable	133,886	125,848
Accounts Receivable - Related Parties	881	7,591
Unbilled Revenues	9,654	43,236
Provision for Uncollectibles	(29,791)	(25,166)
Natural Gas in Storage, average cost	31,590	23,143
Materials and Supplies, average cost	1,175	606
Prepaid Taxes	28,469	17,252
Derivatives - Energy Related Assets	35,238	9,396
Other Prepayments and Current Assets	15,503	13,413

Total Current Assets	228,536	218,679

Regulatory and Other Noncurrent Assets:
Regulatory Assets	445,420	482,745
Contract Receivables	48,872	45,247
Derivatives - Energy Related Assets	662	507
Other	59,105	63,502

Total Regulatory and Other Noncurrent Assets	554,059	592,001

Total Assets	$3,807,073	$3,767,897

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2022	December 31, 2021
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	505,244	505,244
Accumulated Other Comprehensive Loss	(22,959)	(22,976)
Retained Earnings	1,085,361	991,878

Total Equity	1,573,494	1,479,994

Long-Term Debt	997,891	1,010,727

Total Capitalization	2,571,385	2,490,721

Current Liabilities:
Notes Payable	24,800	108,000
Current Portion of Long-Term Debt	31,084	31,084
Accounts Payable	83,500	65,008
Accounts Payable - Related Parties	14,042	12,901
Derivatives - Energy Related Liabilities	11,223	2,520
Derivatives - Other Current	320	568
Customer Deposits and Credit Balances	19,078	25,232
Environmental Remediation Costs	25,650	27,575
Taxes Accrued	3,691	3,615
Interest Accrued	10,360	11,604
Other Current Liabilities	12,450	11,365

Total Current Liabilities	236,198	299,472

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	213,822	222,411
Deferred Income Taxes - Net	476,134	443,402
Environmental Remediation Costs	63,401	64,389
Asset Retirement Obligations	105,430	103,371
Derivatives - Energy Related Liabilities	624	324
Derivatives - Other Noncurrent	4,031	7,432
Other	136,048	136,375

Total Regulatory and Other Noncurrent Liabilities	999,490	977,704

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,807,073	$3,767,897

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2022	$5,848	$505,244	$(22,976)	$991,878	$1,479,994
Net Income		—	—	88,642	88,642
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at March 31, 2022	$5,848	$505,244	$(22,967)	$1,080,520	$1,568,645

Net Income	—	—	—	4,841	4,841
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2022	$5,848	$505,244	$(22,959)	$1,085,361	$1,573,494

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2021	$5,848	$465,244	$(31,606)	$864,240	$1,303,726
Net Income	—	—	—	83,618	83,618
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2021	$5,848	$465,244	$(31,598)	$947,858	$1,387,352
Net Income	—	—	—	6,313	6,313
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2021	$5,848	$465,244	$(31,590)	$954,171	$1,393,673

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

▪SJE has an ownership interest in EnergyMark (see Note 3). As of June 30, 2022, SJE no longer acquires or markets electricity to retail end users.

▪SJRG markets natural gas storage, commodity and transportation assets along with fuel management services on a wholesale basis in the mid-Atlantic, Appalachian and southern states.

▪SJEX owns oil, gas and mineral rights in the Marcellus Shale region of Pennsylvania.

▪Marina develops and operates on-site energy-related projects. Marina includes the Catamaran joint venture that develops, owns and operates renewable energy projects, and supports SJI's commitment to clean energy initiatives. Catamaran owns Annadale and Bronx Midco, operators of fuel cell projects in New York, in which Marina, through Catamaran, owns 93% and 92%, respectively. Catamaran also owns a solar generation site in Massachusetts, in which Marina, through Catamaran, owns 90%. The remaining ownership percentages are recorded as NCIs in the condensed consolidated financial statements. The principal wholly-owned subsidiaries of Marina are:
•Solar energy projects in New Jersey.

•ACLE, BCLE, SCLE and SXLE own landfill gas-to-energy production facilities in Atlantic, Burlington, Salem and Sussex Counties, respectively, in New Jersey. ACLE ceased operations on September 30, 2021, while BCLE, SCLE and SXLE ceased operations on June 1, 2020.

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

MERGER AGREEMENT - On February 23, 2022, SJI announced that it had signed a Merger Agreement with NJ Boardwalk Holdings LLC, a Delaware limited liability company (“Parent”) and Boardwalk Merger Sub, Inc., a New Jersey corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Each of Parent and Merger Sub are affiliates of Infrastructure Investments Fund. Following completion of the transaction, SJI intends to delist its shares from the New York Stock Exchange.

At the effective time of the Merger (the “Effective Time”), each share of SJI’s common stock issued and outstanding immediately before the Effective Time will be converted into the right to receive $36.00 in cash, without interest.

The closing of the Merger is subject to customary conditions, including the receipt of regulatory approvals by the BPU.

The Merger Agreement places limitations on SJI’s ability to engage in certain types of transactions without Parent’s consent between the signing of the Merger Agreement and the Effective Time, including limitations on SJI’s ability to issue dividends other than consistent with its past practices, acquire other businesses, issue equity of SJI (except in the ordinary course pursuant to equity compensation plans) and, subject to certain exceptions, incur certain indebtedness for borrowed money.

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

In connection with the Merger Agreement and the transactions contemplated thereby, eight complaints were filed as individual actions in United States District Court. The plaintiffs have subsequently dismissed these claims without prejudice. See Note 11.

On April 11, 2022, the Company filed a definitive proxy statement with the SEC in connection with the Merger. On May 3, 2022, the Company filed additional proxy soliciting materials related to the Merger. On May 10, 2022, SJI’s shareholders voted in favor of the adoption of the Merger Agreement and the Merger at the Company's annual meeting of shareholders.

On April 25, 2022, the Company filed a joint petition, together with Parent and Merger Sub, to the BPU seeking approval of an indirect change of control of ETG and SJG, to be effectuated by the Merger Agreement. This matter is pending BPU approval.

On April 25, 2022, certain subsidiaries of the Company and NJ Boardwalk Holdings, LLC, an affiliate of IIF filed a joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act, which was assigned FERC Docket No. EC22-60 (the “FERC Application for Approval”). The FERC established a May 16, 2022 deadline date for comments on the filing. While several motions to intervene were filed, only one entity filed substantive comments on the FERC Application for Approval. Those comments did not ask FERC to reject the FERC Application for Approval, but questioned the description of IIF’s affiliates. On May 31, 2022, the Company and IIF filed replies to the May 16, 2022 comments. FERC has yet to act on the FERC Application for Approval, and has not requested additional information.

On April 29, 2022, the Company and Parent filed the notification and report form with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and for which the waiting period expired on May 31, 2022 at 11:59pm.

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

As permitted by the rules and regulations of the SEC, the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2021. There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three and six months ended June 30, 2022 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the year ended December 31, 2021.

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

IMPAIRMENT OF LONG-LIVED ASSETS - See Note 1 to the Consolidated Financial Statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for the year ended December 31, 2021 for additional information regarding the Company's policy on impairments of long-lived assets. In the second quarter of 2022, it was determined that SJG had property, plant and equipment that was unusable which resulted in SJI and SJG recording an impairment charge of approximately $1.9 million to Impairment Charges on the condensed consolidated statements of (loss)/income for SJI and SJG during the three and six months ended June 30, 2022. These impairment charges were recorded to the SJG Utility Operations segment. No impairments of long-lived assets were identified at SJI or SJG for the three and six months ended June 30, 2021, respectively.

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

A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. During the three and six months ended June 30, 2021, SJI recorded a valuation allowance of $14.2 million against the federal deferred tax asset related to the capital loss that resulted from the other-than-temporary impairment charge taken on the Company's investment in PennEast (see Note 3). As of both June 30, 2022 and December 31, 2021, SJI had a total federal and state valuation allowance of $22.5 million recorded on the condensed consolidated balance sheets. See Note 4 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for information related to these valuation allowances. SJG believes that they will generate sufficient future taxable income to realize the income tax benefits related to their net deferred tax assets.

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. In 2021, SJG recorded a reserve of $13.9 million for a portion of tax benefits related to tax positions taken in prior years. The reserve is recorded in Other Noncurrent Liabilities in the condensed consolidated balance sheets as of both June 30, 2022 and December 31, 2021. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which could result in proposed assessments. Future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are determined or resolved or as such statutory audit periods are closed. We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the condensed consolidated balance sheets as of June 30, 2022.

The U.S. federal government provides businesses with an ITC under Section 48 of the Internal Revenue Code, available to the owner of solar and fuel cell systems that are purchased and placed into service. The Company recognizes ITC on eligible assets in the year in which the project commences commercial operations. Among other requirements, such credits require projects to have commenced construction by a certain date. Accordingly, projects are eligible for a 30% ITC for projects that commenced construction in 2019, 26% ITC for projects that commence construction in 2020-2022, 22% for projects that commence construction in 2023, and 10% for projects that commence construction thereafter. ITCs recorded during the three and six months ended June 30, 2022 were $10.9 million and $11.9 million, respectively. ITCs recorded during the three and six months ended June 30, 2021 were not material.

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
January 1, 2022
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
		January 1, 2022	Retrospective or Modified Retrospective	Adoption of this guidance did not have a material impact on the financial statement results of SJI or SJG.

Standards Not Yet Effective:

Standard	Description	Date of Adoption	Application	Effect on the Financial Statements of SJI and SJG
ASU 2021-10: Government Assistance (ASC 832): Disclosures by Business Entities about Government Assistance	This ASU requires disclosure in the notes to annual financial statements of government financial assistance from local, (city, town, county, municipal), regional, and federal governments and entities related to those governments. Required disclosure for government assistance transactions includes: 1) information about the nature of transactions and the related accounting policy used to account for the transactions; 2) the line items on the balance sheet and income statement that are affected by the transactions and the amounts applicable to each financial statement line item; and 3) significant terms and conditions of the transactions, including commitments and contingencies.	Annual periods beginning January 1, 2022; early adoption is permitted.	Either (1) prospectively to all transactions that are reflected in financial statements at the date of initial application and to all transactions that are entered into after adoption (2) retrospectively to those transactions	Since this ASU is disclosure only, adoption will not have an impact on the financial statement results of SJI or SJG. Management is currently determining the impact that adoption of this guidance will have on the disclosures of SJI and SJG.
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

Grants to Officers and other key employees - SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. SJI also grants performance-based restricted shares which vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. During the six months ended June 30, 2022 and 2021, SJI granted a total of 184,935 and 243,540 restricted shares, respectively, to Officers and other key employees under the Plan. No options were granted or outstanding during the six months ended June 30, 2022 and 2021. No stock appreciation rights have been issued under the Plan.

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

Grants to Directors - During the six months ended June 30, 2022 and June 30, 2021, SJI granted 32,003 and 54,419 restricted shares, respectively, to its Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at June 30, 2022, and the assumptions used to estimate the fair value of the awards:

	Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Officers & Key Employees -	2020 - TSR	31,957	$25.51	34.8%	0.21%
	2020 - CEGR, Time	80,644	$25.19	N/A	N/A
	2021 - TSR	35,091	$28.11	39.9%	0.27%
	2021 - CEGR, Time	132,543	$25.33	N/A	N/A
	2022 - TSR	37,608	$35.05	43.5%	1.80%
	2022 - CEGR, Time	147,327	$35.05	N/A	N/A

Directors -	2022	32,003	$33.90	N/A	N/A

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

The following table summarizes the total stock-based compensation cost to SJI for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Officers & Key Employees	$1,317	$1,417	$2,634	$2,682
Directors	159	234	271	244
Total Cost	1,476	1,651	2,905	2,926

Capitalized	(52)	(44)	(89)	(67)
Net Expense	$1,424	$1,607	$2,816	$2,859

As of June 30, 2022, there was $10.2 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8.

The following table summarizes information regarding restricted stock award activity for SJI during the six months ended June 30, 2022, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2022	492,475	54,419	$26.72
Granted	184,935	32,003	$34.88
Cancelled/Forfeited	(71,774)	—	$28.53
Vested	(140,466)	(54,419)	$27.48
Nonvested Shares Outstanding, June 30, 2022	465,170	32,003	$29.72

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

During the six months ended June 30, 2022, SJI issued 128,238 shares to its Officers and other key employees at a market value of $3.5 million. During the six months ended June 30, 2021, SJI issued 142,529 shares to its Officers and other key employees at a market value of $3.5 million. These issued shares include shares deferred for payout in prior periods.

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the six months ended June 30, 2022 and 2021, there were 10,230 and 23,010 restricted shares, respectively (time-based and performance-based), granted to SJG officers and other key employees, which had an immaterial impact to SJG's financial statements for both periods.

3.    AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

PennEast - Midstream has a 20% investment in PennEast. See Note 3 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a timeline of events related to PennEast, including the determination by the PennEast partners that further development of the project is no longer supported, and thus all further development of the project has ceased. As a result of this determination, the Company recognized an other-than-temporary impairment charge of $87.4 million, which was recorded in Equity in Earnings (Losses) from Affiliates in the condensed consolidated statements of (loss)/income for the three and six months ended June 30, 2021.

During the six months ended June 30, 2022, PennEast sold certain project related assets and received refunds of interconnection fees from interstate pipelines. As a result, the PennEast board of managers approved cash distributions to members of the partnership totaling $9.5 million per partner. The return of capital was received by the Company during the six months ended June 30, 2022, and eliminated the remaining carrying value of its equity method investment in PennEast on the condensed consolidated balance sheet. As a result of these distributions, the Company recorded $1.2 million to Other Income and Expense on the condensed consolidated statements of (loss)/income for the three and six months ended June 30, 2022.

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

SJRG had net sales to EnergyMark of $8.3 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively, and $20.0 million and $10.9 million for the six months ended June 30, 2022 and 2021, respectively.

REV - SJI Renewable Energy Ventures, LLC has a 35% equity interest in REV, an LNG distributor and developer of LNG and RNG assets and projects.

SJI made net payments to REV of $11.2 million and $13.3 million during the three and six months ended June 30, 2022, respectively, for services performed for SJI RNG Devco related to the development of renewable natural gas facilities at dairy farms; these costs do not include the notes to REV discussed below. Net payments during the three and six months ended June 30, 2021 were not material.

Red River - SJI RNG Devco, LLC has an 80% equity interest in Red River, an entity that processes raw biogas derived from agricultural feedstock into renewable biomethane for pipeline injection. During the second quarter of 2022, SJI invested $19.4 million into the Red River joint venture.

AFFILIATE TRANSACTIONS - SJI made net investments in and net advances to unconsolidated affiliates of $41.8 million and $16.8 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the outstanding balance of Notes Receivable – Affiliates was $100.2 million and $69.9 million, respectively. These Notes Receivable-Affiliates balances are comprised of:

•As of June 30, 2022 and December 31, 2021, $93.4 million and $62.6 million, respectively, of the notes are related to REV, which accrue interest at variable rates.

•As of both June 30, 2022 and December 31, 2021, $2.0 million of the notes are related to Energenic. Such notes are secured by Energenic's cogeneration assets for energy service projects and are to be repaid through 2025, although the Company does not expect to realize amounts above its share of the remaining fair value of Energenic's cogeneration assets, and thus the Company does not accrue interest. Current losses at Energenic have been offset against the Notes Receivable – Affiliates balance in recent years as our investment in the Energenic affiliate has been reduced to zero as a result of previous losses.

•As of June 30, 2022 and December 31, 2021, $4.8 million and $5.3 million, respectively, of unsecured notes which accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of June 30, 2022 and December 31, 2021, SJI had a net asset of approximately $70.3 million and $38.5 million, respectively, included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees. SJI’s maximum exposure to loss from these entities as of June 30, 2022 and December 31, 2021 is limited to its combined investments in these entities, which includes related Notes Receivable-Affiliates, in the aggregate amount of $170.5 million and $108.5 million, respectively.

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues/Affiliates:
SJRG	$2,833	$426	$11,113	6,755
Other	21	21	42	41
Total Operating Revenues/Affiliates	$2,854	$447	$11,155	$6,796

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG	$36	$2,603	$116	$3,970

Operations Expense/Affiliates:
SJI (parent company only)	$6,724	$5,685	$13,096	$11,249
SJIU	1,204	952	2,210	1,912
Millennium	932	874	1,862	1,740
Other	22	73	40	145
Total Operations Expense/Affiliates	$8,882	$7,584	$17,208	$15,046

4.    COMMON STOCK:

The following shares were issued and outstanding for SJI:

2022
Beginning Balance, January 1	117,340,493
New Issuances During the Period:
Settlement of Equity Forward Sale Agreement	4,996,062
Stock-Based Compensation Plan	128,238
Ending Balance, June 30	122,464,793

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of June 30, 2022. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

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

Total interest recorded related to the equity units during the three and six months ended June 30, 2022 was $0.2 million and $0.4 million, respectively, related to the contract adjustment liabilities to the holders of the equity units and is recorded within Interest Charges on the condensed consolidated statements of income. The contract adjustment liabilities are recorded in Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet and were $23.8 million and $23.1 million, respectively, as of June 30, 2022, and $23.8 million and $34.6 million, respectively, as of December 31, 2021.

The convertible units consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount:	2021 Series B Remarketable Junior Subordinated Notes due 2029
Principal (A)	$335,000	$335,000
Unamortized debt discount and issuance costs (A)	8,502	9,110
Net carrying amount	$326,498	$325,890
Carrying amount of the equity component (B)	$—	$—

(A) Included in the condensed consolidated balance sheets within Long-Term Debt.
(B) There is no equity portion as of June 30, 2022 and December 31, 2021 for these Notes.

During the three months ended June 30, 2022 and 2021, the Company recognized $5.0 million and $5.1 million, respectively, of coupon interest expense, and during the six months ended June 30, 2022 and 2021, the Company recognized $9.9 million and $7.8 million, respectively, of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of income. During those periods, the amortization of debt discount and issuance costs was not material. As of June 30, 2022, the effective interest rate was 2.1% on these Notes.

SJI's EPS — SJI's basic EPS is based on the weighted-average number of common shares outstanding. SJI's diluted EPS includes consideration of the effect of SJI's restricted stock as discussed in Note 2, along with the impact of the Equity Units and Convertible Units discussed above, accounted for under the treasury stock method. For the six months ended June 30, 2022 and 2021, the shares required for inclusion in the denominator for the diluted EPS calculation were 2,570,267 and 1,486,997, respectively. For the three months ended June 30, 2022 and 2021, shares of 3,408,112 and 1,843,819, respectively, were not included in the denominator for the diluted EPS calculation because they would have had an antidilutive effect on EPS.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in the first six months of 2022 or 2021.

RETAINED EARNINGS — The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically if such dividends or other distributions could impact their capital structure. In addition, SJG's First Mortgage Indentures contain a restriction regarding the amount of cash dividends or other distributions that they may pay. As of June 30, 2022, this loan restriction did not affect the amount that may be distributed from SJG's retained earnings.

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

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2022
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$53,472	$1,931
Restricted Investments	2,241	34
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$55,713	$1,965

	December 31, 2021
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$28,754	$3,360
Restricted Investments	686	686
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,440	$4,046

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at June 30, 2022 and December 31, 2021, which would be included in Level 1 of the fair value hierarchy (see Note 13).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable and unbilled revenues are recorded gross on the condensed consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$46,969	$35,855	$41,763	$30,582
Provision for expected credit losses	2,467	2,837	4,920	5,246
Regulated assets (a)	2,634	5,141	6,678	9,275
Recoveries of accounts previously written off	919	128	998	358
Uncollectible accounts written off	(2,113)	(1,728)	(3,483)	(3,228)
Balance at end of period	$50,876	$42,233	$50,876	$42,233

SJG:
Balance at beginning of period	$28,366	$20,473	$25,166	$17,359
Provision for expected credit losses	1,849	2,358	3,683	4,118
Regulated assets (a)	(198)	(223)	1,554	1,971
Recoveries of accounts previously written off	616	(24)	658	103
Uncollectible accounts written off	(842)	(878)	(1,270)	(1,845)
Balance at end of period	$29,791	$21,706	$29,791	$21,706
(a) Deferral of incremental costs related to the COVID-19 pandemic as a regulatory asset, resulting from a July 2, 2020 BPU Order (see Note 8).

NOTES RECEIVABLE-AFFILIATES - The carrying amounts of the Note Receivable - Affiliates balances approximate their fair values at June 30, 2022 and December 31, 2021, which would be included in Level 2 of the fair value hierarchy. See Note 3 for information about these balances and Note 13 for information about the fair value hierarchy.

CONTRACT RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from three to five years, with no interest. The carrying amounts of such loans were $1.4 million and $1.7 million as of June 30, 2022 and December 31, 2021, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest. The amount of such discounts and the annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements.

In addition, as part of the EET program, SJG and ETG provide funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans for SJG were $59.9 million and $55.4 million as of June 30, 2022 and December 31, 2021, respectively. The carrying amounts of such loans for ETG were not material at June 30, 2022 and December 31, 2021. On the condensed consolidated balance sheets of SJG, the current portion of EET loans receivable totaled $11.9 million and $11.1 million as of June 30, 2022 and December 31, 2021, respectively, and is reflected in Accounts Receivable; and the non-current portion totaled $48.0 million and $44.3 million as of June 30, 2022 and December 31, 2021, respectively, and is reflected in Contract Receivables. Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized on the above-mentioned receivables.

There have been no material impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at June 30, 2022 and December 31, 2021, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of June 30, 2022, there were no individual counterparties that totaled more than five percent of SJI's current and noncurrent Derivatives - Energy Related Assets.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at June 30, 2022 and December 31, 2021, except as noted below (in thousands):

	June 30, 2022	December 31, 2021
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$3,080,970	$3,653,868

Carrying amounts of long-term debt, including current maturities (A)	$3,209,067	$3,255,085
Net of:
Unamortized debt issuance costs	$36,399	$38,462
Unamortized debt discounts	$5,090	$5,135

SJG
Estimated fair values of long-term debt	$964,639	$1,171,657

Carrying amounts of long-term debt, including current maturities	$1,028,975	$1,041,811
Net of:
Unamortized debt issuance costs	$8,387	$8,726

(A) SJI Long-Term Debt on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 includes $5.7 million and $5.6 million of finance leases, respectively.

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
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings (Losses) of Affiliated Companies on the condensed consolidated statements of income.
◦SJI RNG Devco, LLC, which includes costs incurred to develop renewable natural gas operations at certain dairy farms along with the related development rights acquired in 2020, and the Red River joint venture that was formed in March 2022.
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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$122,602	$91,215	$444,865	$342,614
ETG Utility Operations	61,342	53,481	237,578	211,026
Subtotal SJI Utilities	183,944	144,696	682,443	553,640
Energy Management:
Wholesale Energy Operations	323,479	159,755	650,976	421,665
Retail Services	1,771	4,126	3,840	8,022
Subtotal Energy Management	325,250	163,881	654,816	429,687
Energy Production:
Renewables	5,556	4,205	10,912	10,628
Decarbonization	—	—	—	—
Subtotal Energy Production	5,556	4,205	10,912	10,628
Corporate and Services	15,262	12,046	31,696	25,839
Subtotal	530,012	324,828	1,379,867	1,019,794
Intersegment Sales	(18,581)	(13,000)	(43,858)	(33,666)
Total Operating Revenues	$511,431	$311,828	$1,336,009	$986,128

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating (Loss) Income:
SJI Utilities:
SJG Utility Operations	$14,826	$16,469	$140,528	$135,311
ETG Utility Operations	2,501	2,867	61,785	60,887
Subtotal SJI Utilities	17,327	19,336	202,313	196,198
Energy Management:
Wholesale Energy Operations	(31,676)	(7,167)	(14,225)	10,141
Retail Services	(81)	134	1,098	(86)
Subtotal Energy Management	(31,757)	(7,033)	(13,127)	10,055
Energy Production:
Renewables	1,592	433	1,012	3,133
Decarbonization	(313)	(8)	(758)	(8)
Subtotal Energy Production	1,279	425	254	3,125
Corporate and Services	1,005	(1,119)	(2,986)	(941)
Total Operating (Loss) Income	$(12,146)	$11,609	$186,454	$208,437

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Property Additions:
SJI Utilities:
SJG Utility Operations	$55,853	$68,551	$106,999	$121,960
ETG Utility Operations	58,254	58,900	109,857	100,030
Subtotal SJI Utilities	114,107	127,451	216,856	221,990
Energy Management:
Wholesale Energy Operations	(34)	2	(34)	2
Retail Services	—	—		—
Subtotal Energy Management	(34)	2	(34)	2
Energy Production:
Renewables	5,374	17,214	10,857	17,987
Decarbonization	21,795	1,038	39,116	1,874
Subtotal Energy Production	27,169	18,252	49,973	19,861
Midstream	—	4	—	8
Corporate and Services	802	1,614	2,320	2,358
Total Property Additions	$142,044	$147,323	$269,115	$244,219

	June 30, 2022	December 31, 2021
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,807,073	$3,767,897
ETG Utility Operations	2,883,756	2,788,465
Subtotal SJI Utilities	6,690,829	6,556,362
Energy Management:
Wholesale Energy Operations	347,868	278,995
Retail Services	22,235	25,741
Subtotal Energy Management	370,103	304,736
Energy Production:
Renewables	195,445	195,791
Decarbonization	251,555	138,787
Subtotal Energy Production	447,000	334,578
Midstream	—	8,970
Discontinued Operations	4	47
Corporate and Services	409,333	370,899
Intersegment Assets	(256,668)	(266,920)
Total Identifiable Assets	$7,660,601	$7,308,672

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

In the first quarter of 2022:

•The BPU issued an Order resolving SJG's 2021-2022 Tax Act Rider petition, with a revised Rider H credit rate effective April 1, 2022 in order to refund approximately $11.7 million for the period beginning October 1, 2021 and ending September 30, 2022.
•The BPU approved a decrease in SJG's EET rate effective April 1, 2022, reflecting a $1.1 million decrease in annual revenues related to the recovery of costs of energy efficiency programs.

In April 2022, SJG filed a petition with the BPU requesting a base rate revenue increase of $73.1 million, which was updated in July 2022 to a requested increase of $73.3 million, primarily to obtain a return on and of new capital investments made by SJG since the settlement of its last base rate case in 2020. The matter is currently pending BPU approval.

In May 2022, the BPU approved an increase in SJG's SBC and TIC rates, effective June 1, 2022, reflecting a $0.8 million increase in annual revenues related to the recovery of costs of SJG's societal benefit programs.

In November 2020, SJG filed a petition with the BPU, seeking authority to implement an IIP pursuant to which SJG would recover the costs associated with SJG's planned initial investment of approximately $742.5 million from 2021-2026 to, among other things, replace its at-risk plastic and coated steel mains, as well as excess flow valves on new service lines, and related services. In June 2022, the BPU approved a 5-year $200 million program with an effective date of July 1, 2022.

In June 2022, SJG submitted its annual BGSS/CIP filing with a proposed effective date of October 1, 2022. For the BGSS component, SJG requested an $85.7 million increase in gas cost recoveries. For the CIP component, SJG requested a $5.6 million increase in annual revenues. The matter is currently pending BPU approval.

In June 2022, SJG submitted its annual filing associated with the Tax Cuts and Jobs Act of 2017, which proposed a $9.5 million refund to customers through the Rider H credit rate for the period of October 1, 2022 through September 30, 2023. The matter is currently pending BPU approval.

In June 2022, SJG along with the other New Jersey gas utilities filed jointly for decreases in the current statewide USF and Lifeline rates with effective dates of October 1, 2022. The proposed annual decrease for SJG is approximately $2.0 million. The matter is currently pending BPU approval.

In July 2022, the provisional rates approved by the BPU in November 2021 for SJG's 2021-2022 BGSS/CIP filing were made final, effective August 1, 2022.

ETG:

In December 2021, ETG filed a petition with the BPU requesting a base rate revenue increase, which was updated in February 2022 to a requested increase of $72.9 million and in May 2022 to a requested increase of $77.3 million, primarily to obtain a return on and of new capital investments made by ETG since the settlement of its last base rate case in 2019. A stipulation was executed by the parties in July 2022. The Stipulation was accepted by the Office of Administrative Law on July 28, 2022 and is currently pending BPU approval.

In the first quarter of 2022:

•Provisional rates approved by the BPU in September 2021 for ETG's 2021-2022 WNC and CEP filing were made final, effective February 25, 2022.
•The provisional rate approved by the BPU in November for ETG's 2021-2022 BGSS-P rate was made final, effective March 30, 2022.
•The BPU approved a decrease in ETG's EEP rate, effective March 1, 2022, reflecting a $1.6 million decrease in annual revenues related to the recovery of costs of energy efficiency programs.

In April 2022, ETG submitted its annual filing, pursuant to the June 2019 BPU approval of the IIP. This filing sought a change to ETG's IIP rider rates to increase annual revenues by approximately $6.3 million, which reflects the roll-in of approximately $57.5 million of IIP investments placed in service from July 1, 2021 through June 30, 2022. The matter is currently pending BPU approval

In June 2022, ETG submitted its annual BGSS/CIP filing with a proposed effective date of October 1, 2022. For the BGSS component, ETG requested a $57.4 million increase in gas cost recoveries. For the CIP component, ETG requested a $2.6 million decrease in annual revenues. The matter is currently pending BPU approval.

In June 2022, ETG along with the other New Jersey gas utilities filed jointly for decreases in the current statewide USF and Lifeline rates with effective dates of October 1, 2022. The proposed annual decrease for ETG is approximately $1.8 million. The matter is currently pending BPU approval.

In June 2022, the provisional rates approved by the BPU in November 2021 for ETG's 2021-2022 RAC filing were made final, effective July 1, 2022.

8.    REGULATORY ASSETS AND REGULATORY LIABILITIES:

Except as described below, there have been no significant changes to the nature or balances of the Utilities' regulatory assets and liabilities since December 31, 2021, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

The Utilities' Regulatory Assets as of June 30, 2022 and December 31, 2021 consisted of the following items (in thousands):

	June 30, 2022
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$156,967	$21,047	$178,014
Liability for Future Expenditures	89,051	75,133	164,184
Deferred ARO Costs	50,848	37,022	87,870
Deferred Pension and Other Postretirement Benefit Costs - Unrecognized Prior Service Cost	—	29,250	29,250
Deferred Pension and Other Postretirement Benefit Costs	47,504	813	48,317
Deferred Gas Costs - Net	10,870	—	10,870
CIP Receivable	12,806	2,120	14,926
SBC Receivable (excluding RAC)	7,351	295	7,646
Deferred Interest Rate Contracts	4,351	—	4,351
EET/EEP	20,064	6,538	26,602
AFUDC - Equity Related Deferrals	12,571	—	12,571
WNC	—	64	64
Deferred COVID-19 Costs	9,361	15,755	25,116
Other Regulatory Assets	23,676	9,557	33,233
Total Regulatory Assets	$445,420	$197,594	$643,014

	December 31, 2021
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$151,630	$13,972	$165,602
Liability for Future Expenditures	97,964	77,830	175,794
Deferred ARO Costs	47,784	33,872	81,656
Deferred Pension and Other Postretirement Benefit Costs - Unrecognized Prior Service Cost	—	30,881	30,881
Deferred Pension and Other Postretirement Benefit Costs	47,504	813	48,317
Deferred Gas Costs - Net	38,234	—	38,234
CIP Receivable	17,776	2,955	20,731
SBC Receivable (excluding RAC)	7,519	—	7,519
Deferred Interest Rate Contracts	8,002	—	8,002
EET/EEP	20,632	5,199	25,831
AFUDC - Equity Related Deferrals	12,199	—	12,199
WNC	—	4,269	4,269
Deferred COVID-19 Costs	7,687	10,225	17,912
Other Regulatory Assets	25,814	9,655	35,469
Total Regulatory Assets	$482,745	$189,671	$672,416

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

DEFERRED ARO COSTS - The Utilities record AROs primarily related to the legal obligation to cut and cap gas distribution pipelines when taking those pipelines out of service. Deferred ARO costs represent the period to period passage of time (accretion) and depreciation of the underlying ARO asset. The Deferred ARO Costs regulatory asset increased due to both accretion and depreciation. There is no impact on earnings as a result of these changes.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. Included in SJG's balance as of June 30, 2022 and December 31, 2021 is $15.6 million and $21.3 million, respectively, of costs related to a previous pricing dispute on a long-term gas supply contract. As of June 1, 2021, SJG has begun to recover these costs from its customers through the BGSS clause. SJG’s "Deferred Gas Costs - Net" are in an under-recovered position, resulting in a regulatory asset as of both June 30, 2022 and December 31, 2021. The decrease in this asset is primarily due to the recoveries from customers exceeding the actual gas commodity costs and changes in valuations of hedged natural gas positions. ETG's Deferred Gas Costs-Net are in an over-recovered position, resulting in a regulatory liability as of June 30, 2022 and December 31, 2021, see the Regulatory Liabilities table below.

CIP RECEIVABLE - The CIP tracking mechanism at SJG and ETG adjusts earnings when the actual usage per customer experienced during the period varies from an established baseline usage per customer. For SJG and ETG, actual usage per customer was more than the established baseline during the first six months of 2022, resulting in a reduction of the regulatory asset at June 30, 2022 as compared to December 31, 2021. This is primarily the result of colder than normal weather experienced in the region. ETG has not begun recovering against this regulatory asset as the CIP was established on July 1, 2021.

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

DEFERRED COVID-19 COSTS - On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. On September 14, 2021, the BPU extended this period to December 31, 2022. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2022 or within 60 days of the close of the tracking period, whichever is later. The deferred balance is principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery. As of June 30, 2022 and December 31, 2021, ETG deferred $15.8 million and $10.2 million, respectively, and SJG deferred $9.4 million and $7.7 million, respectively, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. The Utilities continued the suspension of disconnects for nonpayment by our customers, based on an executive order issued by the Governor of New Jersey in 2020, in which water, gas and electricity providers were barred from cutting services to New Jersey residents. On June 14, 2021, the Governor ended the shutoff moratorium effective July 1, 2021, but established a grace period that ran through the end of 2021. In December 2021, the Governor extended this grace period to March 15, 2022. During the grace period, disconnections for residential customers for nonpayment were prohibited, and low and moderate income households had until March 15, 2022 to work out how to pay back any outstanding bills. On March 25, 2022, the BPU approved an order which amended the existing customer bill of rights. These amendments require the Company to continue service for customers who submit an application for State-administered utility assistance programs prior to June 15, 2022. The Company is required to continue service through the date that the application is either approved or rejected by the respective State agency.

The Utilities' Regulatory Liabilities as of June 30, 2022 and December 31, 2021 consisted of the following items (in thousands):

	June 30, 2022
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,484	$35,336	$47,820
Excess Deferred Taxes	195,935	109,528	305,463
Deferred Gas Costs - Net	—	47,992	47,992
Other Regulatory Liabilities	5,403	2,264	7,667
Total Regulatory Liabilities	$213,822	$195,120	$408,942

	December 31, 2021
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,125	$33,988	$46,113
Excess Deferred Taxes	206,902	111,003	317,905
Deferred Gas Costs - Net	—	28,842	28,842
Other Regulatory Liabilities	3,384	2,707	6,091
Total Regulatory Liabilities	$222,411	$176,540	$398,951

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in this regulatory liability from December 31, 2021 to June 30, 2022 is related to excess tax amounts returned to customers through customer billings. See Note 10 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through ETG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchase are also included in the BGSS, subject to BPU approval. The increase from December 31, 2021 to June 30, 2022 is primarily driven by the change in the value of the energy related derivative contracts.

OTHER REGULATORY LIABILITIES - This liability primarily represents recoveries in excess of expenditures for the SBC programs, which include the CEP/CLEP, USF and LL mechanisms.

9.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2022 and 2021, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service Cost	$1,319	$1,591	$2,638	$3,182
Interest Cost	3,415	3,236	6,830	6,472
Expected Return on Plan Assets	(6,201)	(5,834)	(12,402)	(11,668)
Amortizations:
Prior Service Cost	18	25	36	50
Actuarial Loss	1,839	3,194	3,678	6,388
Net Periodic Benefit Cost	390	2,212	780	4,424
Capitalized Benefit Cost	(491)	(566)	(996)	(1,132)
Deferred Benefit Cost (Credit)	334	(316)	668	(632)
Total Net Periodic Benefit Expense	$233	$1,330	$452	$2,660

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service Cost	$173	$212	$346	$424
Interest Cost	502	475	1,004	950
Expected Return on Plan Assets	(1,692)	(1,436)	(3,384)	(2,872)
Amortizations:
Prior Service Cost	(156)	(156)	(312)	(312)
Actuarial Loss	35	273	70	546
Net Periodic Benefit Cost	(1,138)	(632)	(2,276)	(1,264)
Capitalized Benefit Cost	(60)	(106)	(120)	(212)
Deferred Benefit Cost	532	336	1,064	673
Total Net Periodic Benefit Expense	$(666)	$(402)	$(1,332)	$(803)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $0.1 million and $1.5 million of the totals presented in the table above for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $3.1 million of the totals presented in the table above for the six months ended June 30, 2022 and 2021, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 7.25%.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $(1.1) million and $(0.5) million of the totals presented in the table above for the three months ended June 30, 2022 and 2021, respectively, and $(2.2) million and $(1.0) million of the totals presented in the table above for the six months ended June 30, 2022 and 2021, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 6.75%.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction programs.

No contributions were made to the pension plans by either SJI or SJG during the six months ended June 30, 2022 or 2021. Future pension contributions by SJI cannot be determined at this time. Payments related to the unfunded SERP for SJG are expected to be approximately $3.9 million in 2022.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of June 30, 2022 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$255,400	(A)	$244,600	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	26,700	(B)	223,300	September 2026

ETG:
ETG Revolving Credit Facility	250,000	70,100	(C)	179,900	September 2026

Total	$1,000,000	$352,200		$647,800

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

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of June 30, 2022.

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

SJI, SJG and ETG were all in compliance with the financial covenants in their respective borrowing arrangements described herein and in Note 14 as of June 30, 2022.

The consummation of the Merger would constitute a "Change in Control" under the Revolving Credit Facility, and, as such, would create an event of default, resulting in amounts outstanding being payable. The Parent has secured a debt commitment letter to provide funding to repay, if necessary, any borrowings outstanding at the time of such a Change in Control. The

Company expects to take necessary steps in the future, which could include using the debt commitment letter, or securing additional funds, in order to avoid this default, which could result in additional interest to be paid.

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	June 30, 2022	June 30, 2021
Weighted average interest rate on borrowings:
SJI (inclusive of SJG, ETG and SJIU)	2.71%	0.18%
SJG	1.42%	0.18%

Average borrowings and maximum amounts outstanding on these facilities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average borrowings outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$157,834	$57,100	$202,673	$211,800
SJG	$6,160	$4,400	$30,852	$12,800

Maximum amounts outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$331,300	$177,100	$375,300	$452,900
SJG	$108,000	$24,700	$108,000	$47,500

11.    COMMITMENTS AND CONTINGENCIES:

Except as described below, there have been no significant changes to the Company's commitments and contingencies since December 31, 2021, which are described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

GAS SUPPLY CONTRACTS - SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of June 30, 2022, averaged $95.2 million annually and totaled $465.8 million over the contracts’ lives; the increase since December 31, 2021 is due to two executed contracts in the first quarter of 2022 with Adelphia and Columbia pipelines and extension of the existing firm capacity contracts with Columbia pipelines during the second quarter 2022,.  Approximately 39% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

GUARANTEES — As of June 30, 2022, SJI had issued $11.4 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

AFFILIATE LOANS - SJI has provided $93.4 million and $62.6 million in capital contribution loans to REV, which are recorded in Notes Receivable - Affiliates on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively (see Note 3). The amount of capital contribution loans may be amended upward from time to time at the sole discretion of SJI.

COLLECTIVE BARGAINING AGREEMENTS — SJI and its subsidiaries employed 1,169 and 1,173 employees as of June 30, 2022 and December 31, 2021, respectively. SJG employed 420 and 432 employees as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, 282 of the total number of employees were represented by labor unions at SJG, and 214 were represented by a labor union at ETG. As of December 31, 2021, 289 of the total number of employees were represented by labor unions at SJG, and 233 were represented by a labor union at ETG. Collective bargaining agreements with unions that represent SJG employees include agreements with IBEW Local 1293, which was finalized in February 2022 and now runs through February 2025, and with IAM Local 76 which runs through August 2025. A collective bargaining agreement with UWUA Local 424 that represents unionized ETG employees runs through November 2022. The labor agreements cover wage increases, health and welfare benefits, paid time off programs, and other benefits. At ETG, 68 employees voted to certify as a new bargaining unit effective November 23, 2021, for which SJI is actively negotiating a new collective bargaining agreement.

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

In August 2018, the State of New Jersey filed a civil enforcement action in the New Jersey Superior Court, Atlantic County, against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. Assessment of the nature and extent of the alleged damages requires substantial analysis from multiple experts. To date, discovery has not yet taken place and there is limited precedent on a number of the legal matters involved. As a result, SJG is currently evaluating the merits of the State of New Jersey’s allegations. All parties have agreed to and begun mediation efforts. SJG intends to vigorously defend itself in this matter, however, an adverse outcome in the litigation could have a material impact on SJI's and SJG's results of operations, financial condition and liquidity. SJG has recorded a liability based on its best-estimate of the probable outcome of this matter as of June 30, 2022. This manufactured gas plant site has been fully remediated as discussed under "Environmental Remediation Costs" below.

In connection with the Merger Agreement and the transactions contemplated thereby, eight purported Company shareholders filed lawsuits under federal securities laws, five in the United States District Court for the Southern District of New York, one in the United States District Court for the Eastern District of New York, one in the United States District Court for the District of New Jersey and one in the United States District Court for the Eastern District of Pennsylvania, challenging the adequacy of the disclosures made in the preliminary proxy statement filed by the Company with the SEC on March 30, 2022. These cases are captioned Stein v. South Jersey Industries, et al., Case No. 1:22-cv-02647, Finger v. South Jersey Industries, et al., Case No. 1:22-cv-03226, Kaufmann v. South Jersey Industries, et al., Case No. 1:22-cv-03255, Hopkins v. South Jersey Industries, et al., Case No. 1:22-cv-01972, Przyborowski v. South Jersey Industries, et al., Case No. 1:22-cv-02202, Justice v. South Jersey Industries, et al., Case No. 2:22-cv-01495, Brining v. South Jersey Industries, et. al., Case No. 1:22-cv-03384, and Jones v. South Jersey Industries, et. al., Case No. 1:22-cv-03424, respectively. The Complaints generally alleged that the preliminary proxy statement filed by the Company with the SEC on March 30, 2022 misrepresented and/or omitted certain purportedly material information relating to the Company’s financial projections and the analyses performed for the Board in connection with the Merger Agreement. The Complaints asserted violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and the members of its Board. The Complaints sought, among other things, an injunction enjoining the shareholder vote on the Merger and the consummation of the Merger unless and until certain additional information was disclosed to Company shareholders, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the court may have deemed just and proper. In response to these lawsuits, on May 3, 2022, the Company filed additional proxy soliciting materials related to the Merger. The plaintiffs have subsequently dismissed these claims without prejudice.

SJI has accrued approximately $10.3 million and $11.3 million related to all claims in the aggregate as of June 30, 2022 and December 31, 2021, respectively, of which SJG has accrued approximately $9.4 million and $10.0 million as of June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	72.9	12.4
Expected future sales of natural gas (in MMdts)	80.7	0.1

Basis and Index related net purchase contracts (in MMdts)	93.5	8.5

The expected future purchases and sales of electricity are not material.

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of income for SJI. These unrealized pre-tax (losses) were $(33.9) million and $(15.2) million for the three months ended June 30, 2022 and 2021, respectively, and $(55.2) million and $(15.3) million for the six months ended June 30, 2022 and 2021, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains (losses) for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of June 30, 2022 and December 31, 2021, SJI had $50.4 million and $22.1 million, respectively, and SJG had $24.1 million and $7.1 million, respectively, of net unrealized gains included in its BGSS related to energy-related commodity contracts.

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

As of June 30, 2022, SJG’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$157,217	$146,919	$95,041	$60,002
Derivatives - Energy Related - Non-Current	61,923	50,446	22,488	16,079
Interest rate contracts:
Derivatives - Other - Current	—	320	—	568
Derivatives - Other - Noncurrent	—	4,031	—	7,432
Total Derivatives	$219,140	$201,716	$117,529	$84,081

SJG:
Derivatives not designated as hedging instruments under GAAP	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$35,238	$11,223	$9,396	$2,520
Derivatives – Energy Related – Non-Current	662	624	507	324
Interest rate contracts:
Derivatives – Other - Current	—	320	—	568
Derivatives – Other - Noncurrent	—	4,031	—	7,432
Total Derivatives	$35,900	$16,198	$9,903	$10,844

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.

Information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2022
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$219,140	$—	$219,140	$(121,732)	(A)	$(42,566)	$54,842
Derivatives - Energy Related Liabilities	$(197,365)	$—	$(197,365)	$121,732	(B)	$—	$(75,633)
Derivatives - Other	$(4,351)	$—	$(4,351)	$—		$—	$(4,351)
SJG:
Derivatives - Energy Related Assets	$35,900	$—	$35,900	$(4,065)	(A)	$(12,054)	$19,781
Derivatives - Energy Related Liabilities	$(11,847)	$—	$(11,847)	$4,065	(B)	$—	$(7,782)
Derivatives - Other	$(4,351)	$—	$(4,351)	$—		$—	$(4,351)

As of December 31, 2021
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$117,529	$—	$117,529	$(57,804)	(A)	$(32,782)	$26,943
Derivatives - Energy Related Liabilities	$(76,081)	$—	$(76,081)	$57,804	(B)	$—	$(18,277)
Derivatives - Other	$(8,000)	$—	$(8,000)	$—		$—	$(8,000)
SJG:
Derivatives - Energy Related Assets	$9,903	$—	$9,903	$(1,780)	(A)	$—	$8,123
Derivatives - Energy Related Liabilities	$(2,844)	$—	$(2,844)	$1,780	(B)	$—	$(1,064)
Derivatives - Other	$(8,000)	$—	$(8,000)	$—		$—	$(8,000)

(A) The balances at June 30, 2022 and December 31, 2021 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2022 and December 31, 2021 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Previously in Cash Flow Hedging Relationships under GAAP	2022	2021	2022	2021
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(25)	$(24)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(12)	$(12)	$(25)	$(24)

(a) Included in Interest Charges

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2022	2021	2022	2021
SJI (no balances for the Utilities; includes all other consolidated subsidiaries):
Losses on energy-related commodity contracts (a)	$(33,922)	$(15,230)	$(55,191)	$(15,274)

(a)  Included in Operating Revenues - Nonutility

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on June 30, 2022 is not material. The amount SJI would have been required to pay to settle the instruments immediately or post collateral to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2022 after offsetting asset positions with the same counterparties under master netting arrangements, is also not material.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2022	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$37	$37	$—	$—
Derivatives – Energy Related Assets (B)	219,140	98,982	90,818	29,340
	$219,177	$99,019	$90,818	$29,340
SJG:
Assets
Derivatives – Energy Related Assets (B)	$35,900	$13,685	$—	$22,215
	$35,900	$13,685	$—	$22,215
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$197,365	$14,766	$154,623	$27,976
Derivatives – Other (C)	4,351	—	4,351	—
	$201,716	$14,766	$158,974	$27,976
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$11,847	$4,065	$7,782	$—
Derivatives – Other (C)	4,351	—	4,351	—
	$16,198	$4,065	$12,133	$—

As of December 31, 2021	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$37	$37	$—	$—
Derivatives – Energy Related Assets (B)	117,529	56,260	52,277	8,992
	$117,566	$56,297	$52,277	$8,992
SJG:
Assets
Derivatives – Energy Related Assets (B)	$9,903	$4,648	$1,617	$3,638
	$9,903	$4,648	$1,617	$3,638

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$76,081	$21,879	$45,890	$8,312
Derivatives – Other (C)	8,000	—	8,000	—
	$84,081	$21,879	$53,890	$8,312
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,844	$1,780	$1,064	$—
Derivatives – Other (C)	8,000	—	8,000	—
	$10,844	$1,780	$9,064	$—

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at June 30, 2022		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$29,340	$27,976	Discounted Cash Flow	Forward price (per dt)	$2.39 - $17.62 [$5.93]	(A)

Type	Fair Value at December 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$8,916	$8,107	Discounted Cash Flow	Forward price (per dt)	$1.77 - $8.30 [$3.73]	(A)

SJG:

Type	Fair Value at June 30, 2022		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$22,215	$0	Discounted Cash Flow	Forward price (per dt)	$3.98 - $15.12 [$8.44]	(A)

Type	Fair Value at December 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$3,638	$—	Discounted Cash Flow	Forward price (per dt)	$3.75 - $5.66 [$4.94]	(A)

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$(2,230)	$680
Other Changes in Fair Value from Continuing and New Contracts, Net	4,851	4,453
Settlements	(1,257)	(3,769)

Balance at end of period	$1,364	$1,364

SJG:
Balance at beginning of period	$12,250	$3,638
Other Changes in Fair Value from Continuing and New Contracts, Net	9,965	22,215
Settlements	—	(3,638)

Balance at end of period	$22,215	$22,215

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$11,420	$11,006
Other Changes in Fair Value from Continuing and New Contracts, Net	(4,164)	1,313
Settlements	(2,300)	(7,363)

Balance at end of period	$4,956	$4,956

SJG:
Balance at beginning of period	$3,391	$3,385
Other Changes in Fair Value from Continuing and New Contracts, Net	1,330	4,721
Settlements	—	(3,385)

Balance at end of period	$4,721	$4,721

14.    LONG-TERM DEBT:

Except as described below, there have been no significant changes to SJI's or SJG's long-term debt since December 31, 2021. See Note 14 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

The consummation of the Merger would constitute a "Change in Control" under certain long-term debt agreements, and, as such, would provide applicable debt holders the right to have their debt repurchased. If the debt holders elect repayment, the Parent has secured a debt commitment letter to provide funding to repay those amounts. The Company expects to take necessary steps in the future, which could include using the debt commitment letter, or securing additional funds, in order to repay those amounts, which could result in additional interest to be paid.

In March 2022, SJG repaid $2.5 million of 4.84% MTNs, which are due annually with the final payment due March 2026.

In April 2022, SJG repaid $3.2 million of 3.74% MTNs, which are due annually with the final payment due April 2032.

In June 2022, SJG repaid $7.5 million of 4.93% MTNs, which are due annually with the final payment due June 2026.

In June 2022, SJI repaid $35.0 million of 3.71% MTNs at maturity.

In July 2022, the Company entered into an additional note purchase agreement. See Note 18.

15.    REVENUE:

There have been no significant changes to the nature of the Company's revenues or the revenue recognition policies and practices of the Company since December 31, 2021, which are described in Note 19 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

Disaggregated revenues from contracts with customers are disclosed below, by operating segment (in thousands).

	Three Months Ended June 30, 2022
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$60,993	$35,747	$—	$506	$—	$—	$97,246
Commercial & Industrial	36,324	27,224	527,198	—	5,556	(3,238)	593,064
OSS & Capacity Release	4,523	—	—	—	—	—	4,523
Other	2,208	302	—	1,265	—	(81)	3,694
	$104,048	$63,273	$527,198	$1,771	$5,556	$(3,319)	$698,527
Product/Service Line:
Gas	$104,048	$63,273	$527,198	$—	$—	$(3,238)	$691,281
Solar	—	—	—	—	2,021	—	2,021
Fuel Cells	—	—	—	—	3,355	—	3,355
Other	—	—	—	1,771	180	(81)	1,870
	$104,048	$63,273	$527,198	$1,771	$5,556	$(3,319)	$698,527

	Six Months Ended June 30, 2022
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$269,640	$153,284	$—	$1,033	$—	$—	$423,957
Commercial & Industrial	114,294	86,091	974,608	21	10,912	(11,946)	1,173,980
OSS & Capacity Release	9,424	—	—	—	—	—	9,424
Other	3,121	490	—	2,659	—	(216)	6,054
	$396,479	$239,865	$974,608	$3,713	$10,912	$(12,162)	$1,613,415
Product/Service Line:
Gas	$396,479	$239,865	$974,608	$—	$—	$(11,946)	$1,599,006
Electric	—	—	—	21	—	—	21
Solar	—	—	—	—	3,036	—	3,036
Fuel Cells	—	—	—	—	7,103	—	7,103
Other	—	—	—	3,692	773	(216)	4,249
	$396,479	$239,865	$974,608	$3,713	$10,912	$(12,162)	$1,613,415

	Three Months Ended June 30, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$51,155	$31,356	$—	$482	$—	$—	$82,993
Commercial & Industrial	31,592	21,541	251,230	1,956	4,205	(847)	309,677
OSS & Capacity Release	2,249	—	—	—	—	—	2,249
Other	657	181	—	1,032	—	(107)	1,763
	$85,653	$53,078	$251,230	$3,470	$4,205	$(954)	$396,682
Product/Service Line:
Gas	$85,653	$53,078	$251,230	$—	$—	$(799)	$389,162
Electric	—	—	—	1,956	—	(48)	1,908
Solar	—	—	—	—	904	—	904
Fuel Cells	—	—	—	—	3,016	—	3,016
Landfills	—	—	—	—	285	—	285
Other	—	—	—	1,514	—	(107)	1,407
	$85,653	$53,078	$251,230	$3,470	$4,205	$(954)	$396,682

	Six Months Ended June 30, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$217,698	$137,260		$993	$—	$—	$355,951
Commercial & Industrial	91,950	71,195	625,197	3,563	10,628	(7,623)	794,910
OSS & Capacity Release	4,549	—	—	—	—	—	4,549
Other	1,418	373	—	1,968	—	(204)	3,555
	$315,615	$208,828	$625,197	$6,524	$10,628	$(7,827)	$1,158,965
Product/ Service Line:
Gas	$315,615	$208,828	$625,197	$—	$—	$(7,497)	$1,142,143
Electric	—	—	—	3,563	—	(126)	3,437
Solar	—	—	—	—	2,815	—	2,815
Fuel Cells	—	—	—	—	7,104	—	7,104
Landfills	—	—	—	—	709	—	709
Other	—	—	—	2,961	—	(204)	2,757
	$315,615	$208,828	$625,197	$6,524	$10,628	$(7,827)	$1,158,965

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

The Utilities' rate mechanisms that qualify as alternative revenue programs are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021. Total revenues arising from alternative revenue programs at SJI were $(2.9) million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $(9.0) million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively. Total revenues arising from alternative revenue programs at SJG were $(1.0) million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $(6.8) million and $(0.1) million for the six months ended June 30, 2022 and 2021, respectively.

The following table provides information about SJI's and SJG's receivables (excluding SJG receivables from related parties) and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (A)	Unbilled Revenue (B)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2022	$343,835	$87,357
Ending balance as of June 30, 2022	378,095	23,012
Increase (Decrease)	$34,260	$(64,345)

Beginning balance as of January 1, 2021	$278,723	$85,423
Ending balance as of June 30, 2021	259,045	30,800
Increase (Decrease)	$(19,678)	$(54,623)

SJG:
Beginning balance as of January 1, 2022	$125,848	$43,236
Ending balance as of June 30, 2022	133,886	9,654
Increase (Decrease)	$8,038	$(33,582)

Beginning balance as of January 1, 2021	$88,657	$46,837
Ending balance as of June 30, 2021	96,824	13,276
Increase (Decrease)	$8,167	$(33,561)

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

16.    ACQUISITIONS & BUSINESS COMBINATIONS:

Bronx Midco

Catamaran and a third party formed Bronx Midco, of which Catamaran owns 99%. On June 9, 2021, Bronx Midco purchased a fuel cell project totaling 5 MW in Bronx, New York that is in the process of being constructed and, we currently estimate the project will go live in 2022 as construction delays were able to be mitigated with the delivery of essential equipment during the second quarter of 2022. Marina, through its ownership in Catamaran, has a 92% ownership interest in Bronx Midco, and, as a result, Marina consolidates the entity as Marina has the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

The total expected cost of the fuel cell project is $60.1 million, of which the partners have paid $34.1 million as of June 30, 2022. Of this total, Marina invested $31.4 million as of June 30, 2022. To account for the third party partner's interest in Bronx Midco, Marina recorded $2.7 million of NCIs in Total Equity on the condensed consolidated balance sheets as of June 30, 2022. The major depreciable assets of the Bronx Midco fuel cell project are the fuel cell modules, which will be depreciated over their estimated useful lives of 35 years once placed in service. The lease cost associated with the land lease is being recognized on a straight-line basis over the lease term of 35 years.

All assets and financial results of Bronx Midco are included in the Renewables segment. As this project is not yet placed into service, no revenues have been recorded. Expenses incurred in the Company's condensed consolidated statements of income in the three and six months ended June 30, 2022 and 2021 are not material.

Red River

On March 22, 2022, SJI, through its wholly-owned subsidiary SJI RNG Devco, LLC, formed the Red River joint venture with two third party partners, of which SJI RNG Devco, LLC has an 80% ownership interest. Red River was formed for the purpose of building anaerobic digesters on certain dairy farms to produce RNG for injection into natural gas pipelines, and supporting SJI's commitment to decarbonization. During the second quarter of 2022, SJI invested $19.4 million into the Red River joint venture. There has been no other activity among this joint venture as of June 30, 2022.

Notes 1 and 20 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021 describe asset acquisitions and business combinations that occurred in 2021.

17.    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

GOODWILL - See Note 21 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the Company's goodwill accounting policies and annual impairment test.

The Company determined that, during the three and six months ended June 30, 2022, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. The qualitative factors analyzed also included macroeconomic conditions related to the COVID-19 pandemic. There were no impairments recorded for the three months and six ended June 30, 2022 and 2021. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

As of both June 30, 2022 and December 31, 2021, SJI had $707.0 million of goodwill, including $700.2 million in the ETG Utility Operations segment and $6.8 million included in the Retail Services segment.

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships within the Retail Services segment, interconnection and power purchase agreements at Annadale (collectively "Annadale intangible assets"), and an AMA within the ETG Utility Operations segment which expired on March 31, 2022.

Total SJI amortization expense related to identifiable intangible assets was $0.2 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively. No impairment charges were recorded on identifiable intangible assets during the three and six months ended June 30, 2022 or 2021.

Other than amortization, there were no significant changes to the identifiable intangible assets since December 31, 2021. For more information, see Note 21 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021.

18.    SUBSEQUENT EVENTS:

On July 14, 2022, SJI entered into a Note Purchase Agreement that provides for the Company to issue an aggregate of $400.0 million of senior unsecured notes in four series, as follows:

•$100.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022A, due July 14, 2027 (the “Series 2022A Notes”)
•$100.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022B, due July 14, 2029 (the “Series 2022B Notes”)
•$120.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022C, due July 14, 2032 (the “Series 2022C Notes”)
•$80.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022D, due July 14, 2034 (the “Series 2022D Notes”) and, together with the Series 2022A Notes, the Series 2022B Notes and the Series 2022C Notes, the “Notes”.
The Company issued 50% of each series of Notes on July 14, 2022 (a total of $200.0 million of Notes) as follows:

•$50.0 million aggregate principal amount of Series 2022A Notes at an interest rate of 5.35%
•$50.0 million aggregate principal amount of Series 2022B Notes at an interest rate of 5.44%
•$60.0 million aggregate principal amount of Series 2022C Notes at an interest rate of 5.60%
•$40.0 million aggregate principal amount of Series 2022D Notes at an interest rate of 5.60%.

The Company expects to issue the remaining $200.0 million of Notes on September 15, 2022, in the same aggregate principal amount of each series of Notes as was issued on July 14, 2022. The Company expects to use the net proceeds of the Series 2022A Notes, the 2022B Notes and the 2022C Notes to fund capital expenditures, to repay indebtedness, and for general corporate purposes. The Company is required to use the net proceeds of the Series 2022D Notes to finance or refinance one or more green investments, as defined in the Note Purchase Agreement.

In the event of a Change in Control (as defined in the Note Purchase Agreement), the Company is required to offer to prepay the Notes at their face amount together with interest accrued thereon to the date of such prepayment. The Note Purchase Agreement provides that the contemplated Merger Agreement (see Note 1) will not constitute a Change in Control for the purposes of the requirement to offer to prepay any of the Notes. In addition, in the event of the sale of a Substantial Part (as defined in the Note Purchase Agreement) of the assets of the Company and its subsidiaries, the Company may be required to use a portion of such proceeds to prepay or retire Senior Indebtedness, which term is defined in the Note Purchase Agreement and includes, among other things, the Notes.

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

Forward-Looking Statements and Risk Factors — This Quarterly Report, including information incorporated by reference, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, are forward-looking. This Quarterly Report uses words such as "anticipate," "believe," "expect," "estimate," "forecast," "goal," "intend," "objective," "plan," "project," "seek," "strategy," "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were prepared and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic conditions on an international, national, state and local level; weather conditions in SJI’s marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in SJI’s distribution system; cybersecurity incidents and related disruptions; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; changes in business strategies; failure to satisfy the conditions to closing of the Merger; the diversion of management time on Merger-related issues; and public health crises and epidemics or pandemics, such as the COVID-19 pandemic.
These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail in Part II, Item 1A in this Quarterly Report, and Part I, Item 1A in SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021, as they may be supplemented from time to time by other SEC filings made by SJI or SJG. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJI and SJG undertake no obligation to revise or update any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

The closing of the Merger is subject to customary conditions, including the receipt of regulatory approvals by the BPU.

The Merger Agreement places limitations on SJI’s ability to engage in certain types of transactions without Parent’s consent between the signing of the Merger Agreement and the Effective Time, including limitations on SJI’s ability to issue dividends other than consistent with its past practices, acquire other businesses, issue equity of SJI (except in the ordinary course pursuant to equity compensation plans) and, subject to certain exceptions, incur certain indebtedness for borrowed money.

The Merger Agreement contains certain termination rights, including the right of SJI or Parent to terminate if the Merger is not consummated within twelve months after signing, subject to certain extensions and exceptions. Under the terms of the Merger Agreement, the Company may be required to pay Parent a termination fee of $140.0 million if the Merger Agreement is terminated under certain specified circumstances. The Merger Agreement additionally provides that Parent pay the Company a termination fee of $255.0 million under certain specified circumstances.

In connection with the Merger Agreement and the transactions contemplated thereby, eight complaints were filed as individual actions in United States District Court. The plaintiffs have subsequently dismissed these claims without prejudice. See Note 11 to the condensed consolidated financial statements.

On April 11, 2022, the Company filed a definitive proxy statement with the SEC in connection with the Merger. On May 3, 2022, the Company filed additional proxy soliciting materials related to the Merger. On May 10, 2022, SJI’s shareholders voted in favor of the adoption of the Merger Agreement and the Merger at the Company's annual meeting of shareholders.

On April 25, 2022, the Company filed a joint petition, together with Parent and Merger Sub, to the BPU seeking approval of an indirect change of control of ETG and SJG, to be effectuated by the Merger Agreement. This matter is pending BPU approval.

On April 25, 2022, certain subsidiaries of the Company and NJ Boardwalk Holdings, LLC, an affiliate of IIF filed a joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act, which was assigned FERC Docket No. EC22-60 (the “FERC Application for Approval”). The FERC established a May 16, 2022 deadline date for comments on the filing. While several motions to intervene were filed, only one entity filed substantive comments on the FERC Application for Approval. Those comments did not ask FERC to reject the FERC Application for Approval, but questioned the description of IIF’s affiliates. On May 31, 2022, the Company and IIF filed replies to the May 16, 2022 comments. FERC has yet to act on the FERC Application for Approval, and has not requested additional information.

On April 29, 2022, the Company and Parent filed the notification and report form with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and for which the waiting period expired on May 31, 2022 at 11:59pm.

COVID-19 - See “Deferred COVID-19 Costs” in Note 8 to the condensed consolidated financial statements for information about regulatory assets recorded as of June 30, 2022 and December 31, 2021 related to incremental costs incurred related to COVID-19. Except as discussed therein, the impact of COVID-19 on the financial results of the Company has not been material for the three and six months ended June 30, 2022 and 2021, respectively. For additional information related to COVID-19 and its impacts, see the "COVID-19" section of Item 7 "Management Discussion & Analysis of Financial Condition and Results of Operations" of SJI's Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings (Losses) of Affiliated Companies on the condensed consolidated statements of income.
◦SJI RNG Devco, LLC, which includes costs incurred to develop renewable natural gas operations at certain dairy farms along with the related development rights acquired in 2020, and the Red River joint venture that was formed in March 2022.
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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended June 30, 2022 increased $77.9 million to a net loss of $18.8 million compared with the same period in 2021. SJI's income from continuing operations for the three months ended June 30, 2022 increased $78.0 million to a loss of $18.7 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the midstream operating segment for the three months ended June 30, 2022 increased $86.9 million to $0.8 million compared with the same period in 2021 primarily due to an other-than-temporary impairment charge on the Company's equity method investment in PennEast recorded in the prior period (see Note 3 to the condensed consolidated financial statements).

•The income contribution from the renewables operating segment for the three months ended June 30, 2022 increased $11.1 million to $10.9 million compared with the same period in 2021 primarily due to ITCs recorded on fuel cell and solar projects (see Note 1 to the condensed consolidated financial statements).

•The income contribution from the wholesale energy operating segment for the three months ended June 30, 2022 decreased $18.1 million to a loss of $22.8 million compared with the same period in 2021 primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, along with lower margins from daily energy trading activities during the second quarter of 2022.

SJI's net income for the six months ended June 30, 2022 increased $78.5 million to net income of $110.5 million compared with the same period in 2021. SJI's income from continuing operations for the six months ended June 30, 2022 increased $78.6 million to income of $110.7 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the midstream operating segment for the six months ended June 30, 2022 increased $85.7 million to $0.6 million compared with the same period in 2021 primarily due to an other-than-temporary impairment charge on the Company's equity method investment in PennEast recorded in the prior period (see Note 3 to the condensed consolidated financial statements).

•The income contribution from the renewables operating segment for the six months ended June 30, 2022 increased $10.1 million to $11.0 million compared with the same period in 2021 primarily due to ITCs recorded on fuel cell and solar projects (see Note 1 to the condensed consolidated financial statements).

•The income contribution from the gas utility operations at SJG for the six months ended June 30, 2022 increased $3.5 million to $93.5 million compared with the same period in 2021, primarily due to the roll-in of infrastructure programs and customer growth.

•The income contribution from the wholesale energy operating segment for the six months ended June 30, 2022 decreased $17.5 million to a loss of $9.2 million compared with the same period in 2021, primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility and lower margins from daily energy trading activities during the second quarter of 2022, partially offset with colder weather experienced in the first quarter of 2022.

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

•In past periods, SJE used forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts were recorded at fair value, with changes in fair value recorded in earnings in the period of change. SJE no longer has any contracts outstanding as of June 30, 2022.

As a result, management also uses the non-GAAP financial measures of Economic Earnings and Economic Earnings per share when evaluating its results of operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of financial performance.

We define Economic Earnings as: Income from Continuing Operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; (ii) less income and plus losses attributable to noncontrolling interests; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, items excluded from Economic Earnings for the three and six months ended June 30, 2022 and 2021, are described in (A)-(E) in the table below.

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

Economic Earnings for the three months ended June 30, 2022 increased $4.3 million to $6.3 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the renewables operating segment for the three months ended June 30, 2022 increased $11.0 million to $11.1 million compared with the same period in 2021 primarily due to ITCs recorded on fuel cell and solar projects (see Note 1 to the condensed consolidated financial statements).

•The Economic Earnings contribution from the wholesale energy operating segment for the three months ended June 30, 2022 decreased $4.5 million to $1.9 million compared with the same period in 2021 primarily due to lower margins from daily energy trading activities during the second quarter of 2022.

•The Economic Earnings contribution from the midstream operating segment for the three months ended June 30, 2022 decreased $1.2 million compared with the same period in 2021 primarily due to AFUDC recorded in 2021 that did not occur in 2022 due to the decision to cease further development of the PennEast project (see Note 3 to the condensed consolidated financial statements).

Economic Earnings for the six months ended June 30, 2022 increased $24.9 million to $155.8 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the wholesale energy operating segment for the six months ended June 30, 2022 increased $11.4 million to $31.0 million compared with the same period in 2021 primarily due to colder weather experienced in the first quarter of 2022, partially offset with lower margins from daily energy trading activities during the second quarter of 2022.

•The Economic Earnings contribution from the renewables operating segment for the six months ended June 30, 2022 increased $11.2 million to $11.8 million compared with the same period in 2021 primarily due to ITCs recorded on fuel cell and solar projects (see Note 1 to the condensed consolidated financial statements).

•The Economic Earnings contribution from gas utility operations at SJG for the six months ended June 30, 2022 increased $4.9 million to $94.9 million compared with the same period in 2021 primarily due to the roll-in of infrastructure programs and customer growth.

•The income contribution from the midstream operating segment for the six months ended June 30, 2022 decreased $2.2 million compared with the same period in 2021 primarily due to AFUDC recorded in 2021 that did not occur in 2022 due to the decision to cease further development of the PennEast project (see Note 3 to the condensed consolidated financial statements).

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) Income from Continuing Operations	$(18,678)	$(96,660)	$110,736	$32,138
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	33,922	15,230	55,191	15,274
Income Attributable to Noncontrolling Interests	(104)	(120)	(291)	(299)
Impairment of Equity Method Investment (A)	—	87,370	—	87,370
Impairment of Property, Plant & Equipment (B)	1,897	—	1,897	—
Acquisition/Sale Net Costs (C)	(1,342)	406	5,149	674
Income Taxes (D)	(9,391)	(18,414)	(16,922)	(18,451)
Additional Tax Adjustments (E)	—	14,176	—	14,176
Economic Earnings	$6,304	$1,988	$155,760	$130,882

Earnings per Share from Continuing Operations	$(0.15)	$(0.87)	$0.90	$0.30
Minus/Plus:
Unrealized Mark-to-Market Losses on Derivatives	0.27	0.14	0.45	0.14
Income Attributable to Noncontrolling Interests	—	—	—	—
Impairment of Equity Method Investment (A)	—	0.79	—	0.81
Impairment of Property, Plant & Equipment (B)	0.02	—	0.02	—
Acquisition/Sale Net Costs (C)	(0.01)	—	0.04	0.01
Income Taxes (D)	(0.08)	(0.17)	(0.14)	(0.17)
Additional Tax Adjustments (E)	—	0.13	—	0.13
Economic Earnings per Share	$0.05	$0.02	$1.27	$1.22

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) Income from Continuing Operations	$4,841	$6,313	$93,483	$89,931
Minus/Plus:
Impairment of Property, Plant & Equipment (B)	1,897	—	1,897	—
Income Taxes (D)	518	—	518	—
Economic Earnings	$7,256	$6,313	$95,898	$89,931

The reconciliation of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), and the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total unrealized mark-to-market losses on derivatives	$(33,922)	$(15,230)	$(55,191)	$(15,274)
Income Attributable to Noncontrolling Interests	104	120	291	299
Impairment of Equity Method Investment (A)	—	(87,370)	—	(87,370)
Impairment of Property, Plant & Equipment (B)	(1,897)		(1,897)
Acquisition/Sale Net Costs (C)	1,342	(406)	(5,149)	(674)
Income Taxes (D)	9,391	18,414	16,922	18,451
Additional Tax Adjustments (E)	—	(14,176)	—	(14,176)
Total reconciling items between income from continuing operations and economic earnings	$(24,982)	$(98,648)	$(45,024)	$(98,744)

(A) Represents an other-than-temporary impairment charge taken in 2021 on the Company’s equity method investment in PennEast.

(B) Represents an other-than-temporary impairment charge on property, plant & equipment at SJG that was deemed unusable.

(C) In 2022, represents costs incurred related to the Merger Agreement and to finalize the transactions related to acquiring Bronx Midco and solar projects, partially offset with amounts included in continuing operations related to PennEast partnership distributions. In 2021, represents the final working capital payment on the sale of Elkton.

(D) The income taxes were determined using a combined average statutory tax rate.

(E) Represents a federal deferred tax asset valuation allowance taken in 2021 at SJI related to the impairment charge described in (A).

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Utility Operating Revenues:
Firm Sales -
Residential	$58,842	$50,093	$258,425	$211,195
Commercial	17,054	14,042	60,822	46,151
Industrial	445	579	2,343	2,180
Cogeneration & Electric Generation	965	809	1,644	1,318
Firm Transportation -
Residential	1,509	1,509	6,360	6,408
Commercial	8,832	7,827	28,908	25,017
Industrial	7,676	7,114	16,091	14,464
Cogeneration & Electric Generation	1,054	1,410	2,580	2,789

Total Firm Revenues	96,377	83,383	377,173	309,522

Interruptible Sales	741	72	913	145
Interruptible Transportation	1,084	339	1,584	783
Off-System Sales	22,925	6,730	60,573	30,020
Capacity Release	1,092	445	3,998	1,654
Other	383	246	624	490
	122,602	91,215	444,865	342,614
Less: Intercompany Sales	(2,833)	(426)	(11,113)	(6,755)
Total Utility Operating Revenues	119,769	90,789	433,752	335,859
Less:
Cost of Sales - Utility	47,099	18,711	176,967	93,248
Less: Intercompany Cost of Sales	(2,833)	(426)	(11,113)	(6,755)
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	44,266	18,285	165,854	86,493
Less: Depreciation & Amortization (A)	30,855	29,881	70,864	59,196
Total GAAP Gross Margin	44,648	42,623	197,034	190,170
Add: Depreciation & Amortization (A)	30,855	29,881	70,864	59,196
Less: CIP Recoveries (B)	2,951	1,978	9,112	6,216
Less: RAC Recoveries (B)	5,127	6,963	16,084	13,928
Less: TIC Recoveries (B)	25	—	94	—
Less: EET Recoveries (B)	1,472	1,172	2,820	2,338
Less: Revenue Taxes	280	254	1,217	766
Utility Margin (C)	$65,648	$62,137	$238,571	$226,118

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Utility Margin:
Residential	$40,345	$37,728	$163,823	$157,701
Commercial and Industrial	21,499	20,101	66,086	61,123
Cogeneration and Electric Generation	953	1,172	2,204	2,421
Interruptible	19	14	45	79
Off-System Sales & Capacity Release	920	195	3,183	932
Other Revenues	661	736	901	979
Margin Before Weather Normalization & Decoupling	64,397	59,946	236,242	223,235
CIP Mechanism	(669)	636	(1,395)	(126)
EET Mechanism	1,920	1,555	3,724	3,009
Utility Margin (C)	$65,648	$62,137	$238,571	$226,118

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

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $31.4 million, or 34.4%, for the three months ended June 30, 2022 compared with the same period in 2021. Excluding intercompany transactions, revenues increased $29.0 million, or 31.9%, for the three months ended June 30, 2022 compared with the same period in 2021.

Revenues from the gas utility operations at SJG increased $102.3 million, or 29.8%, for the six months ended June 30, 2022 compared with the same period in 2021. Excluding intercompany transactions, revenues increased $97.9 million, or 29.1%, for the six months ended June 30, 2022 compared with the same period in 2021. The significant drivers for the overall change were as follows:

•Firm revenue increased $13.0 million and $67.7 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021 primarily due to increased revenue related to BGSS recoveries, along with customer growth in 2022 compared to 2021. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

•OSS increased $16.2 million and $30.6 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021, primarily due to higher commodity costs, along with colder weather. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG as SJG is required to return the majority of the profits of such activity to its ratepayers.

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

Total Utility Margin increased $3.5 million, or 5.7%, for the three months ended June 30, 2022 compared with the same period in 2021. Total Utility Margin increased $12.5 million, or 5.5%, for the six months ended June 30, 2022 compared with the same period in 2021. The increases are primarily due to the roll-in of infrastructure programs and customer growth. The change in revenues from SJG's BGSS clause had no impact to SJG's Utility Margin as discussed under "Operating Revenues - SJG Utility Operations" above.

ETG Utility Operations:

The following tables summarize the composition of ETG utility operations operating revenues and margin for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$34,019	$31,325	$153,291	$137,533
Commercial & Industrial	16,752	11,713	58,398	45,090
Firm & Interruptible Transportation -
Residential	314	331	1,213	1,363
Commercial & Industrial	9,867	9,936	25,744	26,692
Other	390	176	(1,068)	348
Total Firm & Interruptible Revenues	61,342	53,481	237,578	211,026

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	22,867	15,001	101,783	73,306
Less: Depreciation & Amortization (A)	15,188	11,082	32,408	22,298
Total GAAP Gross Margin	23,287	27,398	103,387	115,422
Add: Depreciation & Amortization (A)	15,188	11,082	32,408	22,298
Less: Regulatory Rider Recoveries (B)	2,335	4,342	6,954	14,592
Utility Margin (C)	$36,140	$34,138	$128,841	$123,128

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Utility Margin:
Residential	$21,427	$21,552	$89,033	$87,533
Commercial & Industrial	16,629	16,716	47,775	49,773
Regulatory Rider Mechanisms (B)	(1,916)	(4,130)	(7,967)	(14,178)
Utility Margin (C)	$36,140	$34,138	$128,841	$123,128

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

Operating Revenues and Utility Margin - ETG Utility Operations

Revenues from the gas utility operations at ETG increased $7.9 million, or 14.7%, and increased $26.6 million, or 12.6%, for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021. Utility Margin from the gas utility operations at ETG increased $2.0 million, or 5.8%, and increased $5.7 million, or 4.6% for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021. These changes in revenues and Utility Margin are primarily due to customer growth and colder weather.

Nonutility:

Operating Revenues - Energy Management

Combined revenues for Energy Management, net of intercompany transactions, increased $161.4 million, or 98.8%, to $324.8 million and increased $225.2 million, or 52.5%, to $653.8 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $163.6 million to $323.3 million, and increased $229.1 million to $650.6 million, for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021, primarily due to revenues earned on gas supply contracts and increases in the average monthly NYMEX settlement price. Also contributing to the six month comparative period increase was colder weather experienced in the first quarter of 2022. Partially offsetting these comparative period increases was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded from Economic Earnings and represented a total decrease of $18.7 million and $40.1 million for the three and six months ended June 30, 2022 compared with the same periods in 2021.

As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated statement of income.

•Revenues from retail services, net of intercompany transactions, decreased $2.4 million to $1.8 million and decreased $4.2 million to $3.8 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021, primarily due to lower overall sales volumes as SJE chose not to renew several contracts that have expired over the last twelve months. This was partially offset with new contracts entered into at EnerConnex as that business continues to grow.

Operating Revenues - Energy Production
Combined revenues for Energy Production, net of intercompany transactions, increased $1.4 million, or 32.1%, to $5.6 million, and increased $0.3 million, or 2.7%, to $10.9 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021. The three month comparative period increase is due to higher SREC revenues, while the six month comparative period increase was not significant.

Gross Margin - Energy Management & Energy Production

Gross margin for the Energy Management and Energy Production businesses is a GAAP measure and is defined as revenue less all costs that are directly related to the production, sale and delivery of SJI's products and services. These costs primarily include natural gas commodity costs as well as certain payroll and related benefits. On the condensed consolidated statements of income, revenue is reflected in Operating Revenues - Nonutility and the costs are reflected in Cost of Sales - Nonutility.

Gross margin is broken out between Energy Management and Energy Production, which are each comprised of a group of segments as described in Note 6 to the condensed consolidated financial statements.

Gross Margin - Energy Management

Combined gross margins for Energy Management, net of intercompany transactions, decreased $24.4 million to a loss of $28.5 million and decreased $23.2 million to a loss of $6.1 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG, net of intercompany transactions, decreased $24.7 million to a loss of $30.1 million, and decreased $24.7 million to a loss of $10.1 million for the six months ended June 30, 2022 compared with the same period in 2021, due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility as discussed above.

We expect the wholesale energy operations to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•The change in gross margin from retail services, net of intercompany transactions, for the three and six months ended June 30, 2022 compared with the same periods in 2021 was not significant.

Gross Margin - Energy Production
Combined gross margins for Energy Production, net of intercompany transactions, increased $1.2 million to $4.7 million and decreased $0.1 million to $9.0 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021. The three month comparative period increase is due to higher SREC revenues, while the six month comparative period change was not significant.
Operating Expenses - All Segments:

A summary of net changes in Operations and Maintenance expense for the three and six months ended June 30, follows (in thousands):

	Three Months Ended June 30, 2022 vs. 2021	Six Months Ended June 30, 2022 vs. 2021
SJI Utilities:
SJG Utility Operations	$2,548	$9,506
ETG Utility Operations	(599)	(4,341)
Subtotal SJI Utilities	1,949	5,165
Nonutility:
Energy Management:
Wholesale Energy Operations	(152)	(254)
Retail Services	397	172
Subtotal Energy Management	245	(82)
Energy Production:
Renewables	(361)	1,349
Decarbonization	306	751
Subtotal Energy Production	(55)	2,100
Midstream	(62)	(124)
Corporate & Services and Intercompany Eliminations	(2,167)	1,726
Total Operations and Maintenance Expense	$(90)	$8,785

Operations & Maintenance

SJG utility operations and maintenance expense increased $2.5 million and $9.5 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021. The increase was primarily due to the operations of SJG’s CLEP and EEP, which experienced an aggregate net increase. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenue during the three and six months ended June 30, 2022 compared with the same period in the prior year.

ETG utility operations and maintenance expense decreased $0.6 million and $4.3 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021, primarily due to the operation of ETG's RAC, which experienced an aggregate net decrease. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offsetting decrease in revenue during the three and six months ended June 30, 2022 compared with the same period in the prior year.

Operations and Maintenance expense for Energy Production increased $2.1 million for the six months ended June 30, 2022, compared with the same period in 2021, primarily due to additional operating costs for the Annadale fuel cell project and various solar projects, which were all operating during the entire six-month period in 2022 compared to 2021.

Operations and Maintenance expense for the Corporate & Services segment, after intercompany eliminations, decreased $2.2 million for the three months ended June 30, 2022 compared with the same period in 2021, primarily due to less corporate level overheads. Operations and Maintenance expense for the Corporate & Services segment, after intercompany eliminations, increased $1.7 million for the six months ended June 30, 2022 compared with the same period in 2021, primarily due to expenses incurred related to the Merger Agreement.

Depreciation - Depreciation increased $1.2 million and $3.3 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG, along with an increase in renewables segment depreciation related to assets at the Annadale fuel cell facility and various solar projects.

Impairment Charges - During the three and six months ended June 30, 2022, the Company recorded $1.9 million of impairment charges related to long-lived assets that were deemed no longer usable.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2022 compared with the same periods in 2021 was not significant.

Other Income and Expense - The change in other income and expense for the three and six months ended June 30, 2022 compared with the same periods in 2021 was not significant.

Interest Charges – The change in interest charges for the three and six months ended June 30, 2022 compared with the same periods in 2021 was not significant.

Income Taxes – Income tax benefit increased $17.4 million for the three months ended June 30, 2022 compared with the same period in 2021 due to a higher loss before income taxes along with ITC recorded in 2022. Income tax expense decreased $18.5 million for the six months ended June 30, 2022 compared with the same period in 2021 due to lower income before income taxes along with ITC recorded in 2022.

Equity in Earnings of Affiliated Companies – Equity in earnings of affiliated companies increased $85.4 million and $82.8 million for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021 primarily due to an other-than-temporary impairment charge on the Company’s equity method investment in PennEast taken in 2021 (see Note 3 to the condensed consolidated financial statements).

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

Cash flows for the period were the following (in thousands):

	Six months ended June 30, 2022	Six months ended June 30, 2021
Net Cash Provided by Operating Activities	$323,580	$241,651
Net Cash Used in Investing Activities	$(312,926)	$(269,320)
Net Cash Provided by Financing Activities	$15,619	$73,771

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, gas cost recoveries and timing of collections from customers. Cash flows provided by operating activities in the first six months of 2022 produced more net cash than the same period in 2021, primarily due to the following: (1) higher revenues and increased collections on daily energy trading activities at SJRG; (2) customer growth at the Utilities; and (3) higher purchased gas payables due to higher prices and increases in outstanding invoices payable to vendors.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. We estimate the cash outflows for investing activities, net of returns/advances on investments from affiliates, for fiscal years 2022, 2023 and 2024 at SJI to be approximately $849.4 million, $793.4 million and $911.7 million, respectively. The high level of investing activities for 2022, 2023 and 2024 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, and investments in future renewable energy projects including efforts to meet our decarbonization goals, which were announced in April 2021 targeting 70% reduction in emissions by 2030 and 100% by 2040, with at least 25% of capital spending annually in support of sustainability investments. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other significant investing activities of SJI during the first six months of 2022 and 2021 were as follows:

•SJI invested a net amount of $5.7 million and $15.3 million for the six months ended June 30, 2022 and 2021, respectively, in Bronx Midco (see Note 16 to the condensed consolidated financial statements).
•SJI made net investments in and net advances to unconsolidated affiliates of $41.8 million and $16.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

Credit facilities and available liquidity as of June 30, 2022 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$255,400	(A)	$244,600	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	26,700	(B)	223,300	September 2026

ETG:
ETG Revolving Credit Facility	250,000	70,100	(C)	179,900	September 2026

Total	$1,000,000	$352,200		$647,800

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

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of June 30, 2022.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI, SJG and ETG (collectively, the "Borrowers") have an unsecured, five-year master revolving credit facility (the "Credit Facility") with a syndicate of banks, which expires on September 1, 2026, unless earlier terminated or extended in accordance with its terms. There have been no significant changes to the nature or balances of this Credit Facility, except for the usage shown in the table above, since December 31, 2021, which are described in Note 13 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021. SJI, SJG and ETG were all in compliance with the related financial covenants as of June 30, 2022.

For additional information regarding the terms of the credit facilities as well as weighted average interest rates, average borrowings outstanding and maximum amounts outstanding under these credit facilities, along with Change in Control considerations related to the Merger Agreement, see Note 10 to the condensed consolidated financial statements.

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

Note Purchase Agreement:

On July 14, 2022, SJI entered into a Note Purchase Agreement that provides for the Company to issue an aggregate of $400.0 million of senior unsecured notes in four series, as follows:

•$100.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022A, due July 14, 2027 (the “Series 2022A Notes”)
•$100.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022B, due July 14, 2029 (the “Series 2022B Notes”)
•$120.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022C, due July 14, 2032 (the “Series 2022C Notes”)
•$80.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022D, due July 14, 2034 (the “Series 2022D Notes”) and, together with the Series 2022A Notes, the Series 2022B Notes and the Series 2022C Notes, the “Notes”).
The Company issued 50% of each Series of Notes on July 14, 2022 (a total of $200.0 million of Notes) as follows:

•$50.0 million aggregate principal amount of Series 2022A Notes at an interest rate of 5.35%
•$50.0 million aggregate principal amount of Series 2022B Notes at an interest rate of 5.44%
•$60.0 million aggregate principal amount of Series 2022C Notes at an interest rate of 5.60%
•$40.0 million aggregate principal amount of Series 2022D Notes at an interest rate of 5.60%.

The Company expects to issue the remaining $200.0 million of Notes on September 15, 2022, in the same aggregate principal amount of each series of Notes as was issued on July 14, 2022. The Company expects to use the net proceeds of the Series 2022A Notes, the 2022B Notes and the 2022C Notes to fund capital expenditures, to repay indebtedness, and for general corporate purposes. The Company is required to use the net proceeds of the Series 2022D Notes to finance or refinance one or more green investments, as defined in the Note Purchase Agreement.

Other Debt Activity

In March 2022 and 2021, SJG paid $2.5 million of 4.84% MTNs due annually beginning March 2021.

In April 2022, SJG repaid $3.2 million of 3.74% MTNs, which are due annually with the final payment due April 2032.

In June 2022 and 2021, SJG repaid $7.5 million of 4.93% MTNs, which are due annually with the final payment due June 2026.

In March 2021, SJI paid off its $150.0 million term loan agreement at maturity.

In April 2021, SJI repaid the $90.0 million principal amount outstanding on its 3.43% Series 2018-A Notes at maturity.

In June 2021, ETG issued an aggregate principal amount of $125.0 million of first mortgage bonds in three tranches.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of June 30, 2022	As of December 31, 2021
Equity	37.6%	35.8%
Long-Term Debt	56.5%	58.3%
Short-Term Debt	5.9%	5.9%
Total	100.0%	100.0%

During the six months ended June 30, 2022 and 2021, SJI declared quarterly dividends to its common shareholders, which were paid in April and July for both 2022 and 2021. SJI has a long history of paying dividends on its common stock and has increased its dividend every year since 1999. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a long-term targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future. Under the Merger Agreement, SJI’s ability to pay dividends (other than consistent with its past practices) is limited.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Total net cash outflows for remediation projects are expected to be $33.5 million, $39.7 million and $51.8 million for 2022, 2023 and 2024, respectively.  As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2021, certain environmental costs are subject to recovery from ratepayers.

Affiliate Loans - See Note 3 to the condensed consolidated financial statements.

Convertible and Equity Units - See Note 4 to the condensed consolidated financial statements.

Standby Letters of Credit - See Note 10 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021, except for the AMA as discussed in Note 3 to the condensed consolidated financial statements, along with gas supply contracts and collective bargaining agreements as discussed in Note 11 to the condensed consolidated financial statements.

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

The following table summarizes the composition of selected gas utility throughput for the three and six month periods ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Utility Throughput – dts:
Firm Sales -
Residential	3,278	3,080	16,311	16,039
Commercial	1,045	999	4,087	3,770
Industrial	36	40	151	175
Cogeneration & Electric Generation	100	165	186	250
Firm Transportation -
Residential	117	117	597	626
Commercial	1,182	1,084	4,005	3,746
Industrial	2,396	2,398	5,218	5,221
Cogeneration & Electric Generation	923	1,035	1,657	1,683

Total Firm Throughput	9,077	8,918	32,212	31,510

Interruptible Sales	58	2	71	8
Interruptible Transportation	306	251	616	593
Off-System Sales	2,590	2,021	7,897	8,065
Capacity Release	20,350	17,395	35,261	29,722

Total Throughput - Utility	32,381	28,587	76,057	69,898

Throughput – Gas Utility Operations - Total gas throughput increased 3.8 and 6.2 MMdts for the three and six months ended June 30, 2022, respectively, compared with the same periods in 2021, primarily due to volume increases in Capacity Release resulting from higher volume of pipeline capacity due to market conditions.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income Impact:
CIP – Weather Related	$0.7	$—	$5.8	$5.6
CIP – Usage Related	(1.8)	0.5	(7.5)	(5.7)
Total Net Income Impact	$(1.1)	$0.5	$(1.7)	$(0.1)

Weather Compared to 20-Year Average	3.8% Warmer	1.9% Warmer	5.3% Warmer	5.7% Warmer
Weather Compared to Prior Year	1.3% Colder	20% Warmer	1.7% Colder	6.8% Colder

Operating Revenues & Utility Margin - See SJI's Management Discussion section above.

Operations & Maintenance Expense - See SJI's Management Discussion section above.

Depreciation - The change in depreciation expense for the three months ended June 30, 2022 compared with the same period in 2021 was not significant. Depreciation expense increased $1.2 million for the six months ended June 30, 2022, compared with the same period in 2021, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three and six months ended June 30, 2022 compared with the same period in 2021 was not significant.

Other Income and Expense - The change in other income and expense for the three and six months ended June 30, 2022 compared with the same period in 2021 was not significant.

Interest Charges – The change in interest charges for the three and six months ended June 30, 2022 compared with the same period in 2021 was not significant.

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

Liquidity needs for SJG are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the BGSS charge, settlement of legal matters and environmental remediation expenditures through the RAC as compared to the timing of collections; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; both discretionary and required repayments of long-term debt; and the amounts and timing of dividend payments and additional investments from SJI.

Cash flows for the period were the following (in thousands):

	Six months ended June 30, 2022	Six months ended June 30, 2021
Net Cash Provided by Operating Activities	$205,123	$161,270
Net Cash Used in Investing Activities	$(110,829)	$(132,784)
Net Cash Used in Financing Activities	$(96,375)	$(32,811)

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, gas cost recoveries and the timing of collections from customers. Cash flows provided by operating activities in the first six months of 2022 produced more net cash than the same period in 2021, primarily due to higher purchased gas payables due to higher prices.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2022, 2023 and 2024 to be approximately $249.2 million, $334.8 million and $448.9 million, respectively. For capital expenditures, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Cash used in Financing Activities increased in the first six months of 2022 primarily due to repayment of long term debt.

See SJI's Management Discussion section above.

SJI did not contribute any equity to SJG during the three and six months ended June 30, 2022 or 2021.

SJG’s capital structure was as follows:

	As of June 30, 2022	As of December 31, 2021
Equity	59.9%	56.3%
Long-Term Debt	39.2%	39.6%
Short-Term Debt	0.9%	4.1%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Total net cash outflows for environmental remediation projects are expected to be $26.5 million, $21.7 million and $33.3 million for 2022, 2023 and 2024, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2021, certain environmental costs are subject to recovery from ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of June 30, 2022, averaged $95.2 million annually and totaled $465.8 million over the contracts’ lives; the increase since December 31, 2021 is due to two executed contracts with Adelphia and Columbia pipeline during the first quarter 2022 and extension of the existing firm capacity contracts with Columbia pipelines during the second quarter 2022.  Approximately 39% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Litigation - See the Commitments and Contingencies section of SJI's Management Discussion above.

Contractual Cash Obligations – There were no significant changes to SJG's contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021, except as discussed above related to commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas and to buy and sell retail electricity. SJI recorded net pre-tax unrealized (losses) of $(33.9) million and $(15.2) million for the three months ended June 30, 2022 and 2021, respectively, and $(55.2) million and $(15.3) million for the six months ended June 30, 2022 and 2021, respectively, which are included with realized (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of June 30, 2022 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$75,759	$19,316	$3,907	$98,982
Prices provided by other external sources	55,323	34,970	525	90,818
Prices based on internal models or other valuation methods	26,135	1,891	1,314	29,340

Total	$157,217	$56,177	$5,746	$219,140

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$12,123	$2,604	$39	$14,766
Prices provided by other external sources	115,669	38,428	526	154,623
Prices based on internal models or other valuation methods	19,127	7,665	1,184	27,976

Total	$146,919	$48,697	$1,749	$197,365

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 42.7 MMdts with a weighted average settlement price of $3.78 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 93.5 MMdts with a weighted average settlement price of $0.75 per dt.
•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 50.5 MMdts with a weighted average settlement price of $5.33 per dt.
•Volumes of electric included in the table above under "Prices based on internal models or other valuation methods" are not material.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2022	$41,448
Contracts Settled During the Six Months Ended June 30, 2022, Net	(23,530)
Other Changes in Fair Value from Continuing and New Contracts, Net	3,857

Net Derivatives — Energy Related Assets, June 30, 2022	$21,775

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at June 30, 2022 was $358.8 million and averaged $227.6 million during the first six months of 2022. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.7 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2021 - 29 b.p. decrease; 2020 - 152 b.p. decrease; 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; and 2017 - 82 b.p. increase. At June 30, 2022, our average interest rate on variable-rate debt was 1.47%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of June 30, 2022, the interest costs on $3.2 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

SJG has interest rate derivatives to mitigate exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are measured at fair value and recorded in Derivatives - Other on the condensed consolidated balance sheets.

As of June 30, 2022, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

Credit Risk - As of June 30, 2022, there were no individual counterparties that totaled more than five percent of SJI's current and noncurrent Derivatives - Energy Related Assets.

As of June 30, 2022, SJRG had $170.4 million of Accounts Receivable under sales contracts. Of that total, 42% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy-trading and hedging contracts determined using mark-to-market accounting as of June 30, 2022 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$13,023	$662	$13,685
Prices provided by other external sources	—	—	—
Prices based on internal models or other valuable methods	22,215	—	22,215

Total	$35,238	$662	$35,900

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$3,441	$624	$4,065
Prices provided by other external sources	7,782	—	7,782
Prices based on internal models or other valuable methods	—	—	—

Total	$11,223	$624	$11,847

Contracted volumes of SJG's NYMEX contracts are 12.3 MMdts with a weighted-average settlement price of $4.58 per dt. Contracted volumes of SJG's Basis contracts are 8.5 MMdts with a weighted-average settlement price of $1.72 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2022	$7,059
Contracts Settled During the Six Months ended June 30, 2022, Net	(5,420)
Other Changes in Fair Value from Continuing and New Contracts, Net	22,414
Net Derivatives — Energy Related Assets, June 30, 2022	$24,053

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at June 30, 2022, was $49.7 million and averaged $55.8 million during the first six months of 2022. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.4 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2021 - 12 b.p. increase; 2020 - 220 b.p. decrease; 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; and 2017 - 91 b.p. increase. As of June 30, 2022, SJG's average interest rate on variable-rate debt was 0.50%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2022, the interest costs on $1.0 billion of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

SJG's interest rate swaps are the same as SJI's as shown above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officers and principal financial officers, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of June 30, 2022, the disclosure controls and procedures employed at SJI and SJG, respectively, are effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 1, Note 11, Litigation.

Item 1A. Risk Factors

Other than described below, there have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of SJI's and SJG's Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

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

Item 6. Exhibits
(a)  Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 23, 2022, by and among South Jersey Industries, Inc., NJ Boardwalk Holdings LLC and Boardwalk Merger Sub, Inc. (incorporated by reference from Exhibit 2.1 of Form 8-K of SJI as filed February 24, 2022).

10.1	Note Purchase Agreement, dated as of July 14, 2022, between South Jersey Industries, Inc. and the purchasers listed therein, including the forms of notes (incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed July 19, 2022.

31.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of SJI's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2	Certification of SJI's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.3	Certification of SJG's Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.4	Certification of SJG's Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, filed with the Securities and Exchange Commission on August 4, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, filed with the Securities and Exchange Commission on August 4, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	August 4, 2022	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	August 4, 2022	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
(Principal Financial Officer)