Form 10-Q
period 2022-09-30
SOUTH JERSEY INDUSTRIES INC; SOUTH JERSEY GAS Co
filed 2022-11-03
CIK 91928, 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
South Jersey Industries, Inc. (SJI) common stock ($1.25 par value) outstanding as of November 1, 2022 was 122,464,793 shares. South Jersey Gas Company common stock ($2.50 par value) outstanding as of November 1, 2022 was 2,339,139 shares. All of South Jersey Gas Company's outstanding shares of common stock are held by SJI Utilities, Inc., which is a wholly-owned subsidiary of SJI.
South Jersey Gas Company is an indirect wholly-owned subsidiary of SJI and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q. As such, South Jersey Gas Company files its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

GLOSSARY OF TERMS AND ABBREVIATIONS

ACB	ACB Energy Partners, LLC
ACLE	AC Landfill Energy, LLC
ADIT	Accumulated Deferred Income Taxes
AEP	Applied Energy Partners, LLC
AFUDC	Allowance for Funds During Construction
AIRP	Accelerated Infrastructure Replacement Program
AMA	Asset Management Agreement
Annadale	Annadale Community Clean Energy Projects LLC
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-The-Market
BCLE	BC Landfill Energy, LLC
BGSS	Basic Gas Supply Service
BPU	New Jersey Board of Public Utilities
Bronx Midco	Bronx Midco, LLC
CARES Act	Coronavirus Aid, Relief and Economic Security Act of 2020
Catamaran	Catamaran Renewables, LLC
CBA	Collective Bargaining Agreement
CEGR	Compounded Earnings Annual Growth Rate
CEP	Clean Energy Program (ETG)
CHP	Combined Heat and Power
CIP	Conservation Incentive Program
CLEP	Clean Energy Program (SJG)
CODM	Chief Operating Decision Maker
COVID-19	A highly contagious respiratory disease caused by the SARS-CoV-2 virus
DRP	Dividend Reinvestment Plan
dt	Decatherm
dts/d	Decatherms per day
EDIT	Excess Deferred Income Taxes
EEP	Energy Efficiency Program
EET	Energy Efficiency Tracker
EGR	Earnings Growth Rate
ELK	Elkton Gas Company
EMI	Energy & Minerals, Inc.
EMP	Energy Master Plan
EnerConnex	EnerConnex, LLC
Energenic	Energenic US, LLC
EnergyMark	EnergyMark, LLC
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ETG	Elizabethtown Gas Company
ETG Acquisition	The Company's acquisition of the assets of Elizabethtown Gas Company, effective July 1, 2018, from Pivotal Utility Holdings, Inc., a subsidiary of Southern Company Gas

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles for financial reporting in the United States
IAM	International Association of Machinists and Aerospace Workers
IBEW	International Brotherhood of Electrical Workers
IIF	Infrastructure Investment Fund
IIP	Infrastructure Investment Programs
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offer Rate
LL	Lifeline Credit and Tenants Assistance Program
LMP	Locational Marginal Price
Marina	Marina Energy, LLC
Merger; Merger Agreement	Agreement and plan of merger signed by SJI with NJ Boardwalk Holdings LLC and Boardwalk Merger Sub, Inc.
Midstream	SJI Midstream, LLC
Millennium	Millennium Account Services, LLC
MPSC	Maryland Public Service Commission
MMdts	One million decatherms
MMmWh	One million megawatt hours
Morie	The Morie Company, Inc.
MTF	Marina Thermal Facility
MTN	Medium Term Notes
MW	Megawatt
MWh	Megawatt-hours
NCI	Noncontrolling Interests
NOL	Net Operating Loss
Non-GAAP	The financial measures that are not prepared in accordance with U.S. GAAP
NPA	Note Purchase Agreement
NJEDA	New Jersey Economic Development Authority
NYMEX	New York Mercantile Exchange
OSMC	On-System Margin Sharing Credit
OSS	Off-System Sales
PennEast	PennEast Pipeline, LLC
Potato Creek	Potato Creek, LLC
RAC	Remediation Adjustment Clause
Red River	Red River RNG, LLC
REV	REV LNG, LLC
RNG	Renewable Natural Gas
ROE	Return on Equity
ROU	Right of Use
SBC	Societal Benefits Clause
SCLE	SC Landfill Energy, LLC
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SHARP	Storm Hardening and Reliability Program
SJE	South Jersey Energy Company

SJEI	SJI Energy Investments, LLC
SJES	South Jersey Energy Solutions, LLC
SJESP	South Jersey Energy Service Plus, LLC
SJEX	South Jersey Exploration, LLC
SJF	South Jersey Fuel, Inc.
SJG	South Jersey Gas Co or South Jersey Gas Company
SJI	South Jersey Industries, Inc., or the Company
SJIU	SJI Utilities, Inc.
SJRG	South Jersey Resources Group, LLC
SRECs	Solar Renewable Energy Credits
SXLE	SX Landfill Energy, LLC
Tax Reform	Tax Cuts and Jobs Act which was enacted into law on December 22, 2017
TIC	Transportation Initiation Clause
TSA	Transition Services Agreement
TSR	Total Shareholder Return
Utilities	Represents SJI's two utility businesses: SJG, and ETG
USF	Statewide Universal Service Fund
UTUA	Uniform Transitional Utility Assessment
UWUA	United Workers Union of America
VSIP	Voluntary Separation Incentive Program
WNC	Weather Normalization Clause

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

Item 1. Condensed Consolidated Financial Statements

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Utility	$147,261	$106,123	$818,591	$653,009
Nonutility	461,257	259,508	1,125,936	698,750
Total Operating Revenues	608,518	365,631	1,944,527	1,351,759
Operating Expenses:
Cost of Sales - (Excluding depreciation and amortization)
- Utility	62,598	24,128	330,235	183,927
- Nonutility	430,214	264,237	1,092,215	677,507
Operations and Maintenance	63,968	61,198	205,737	194,182
Depreciation	36,927	33,081	105,065	97,924
Impairment Charges	7,217	—	9,114	—
Energy and Other Taxes	3,411	(8,040)	11,524	(1,245)
Total Operating Expenses	604,335	374,604	1,753,890	1,152,295
Operating Income (Loss)	4,183	(8,973)	190,637	199,464

Other Income and Expense	7,801	2,225	13,295	7,885
Interest Charges	(38,478)	(31,468)	(101,618)	(94,112)
(Loss) Income Before Income Taxes	(26,494)	(38,216)	102,314	113,237
Income Taxes	(9,989)	11,727	(28,588)	(25,340)
Equity in (Loss) Earnings of Affiliated Companies	(1,288)	659	(761)	(81,589)
(Loss) Income from Continuing Operations	(37,771)	(25,830)	72,965	6,308
Loss from Discontinued Operations - (Net of tax benefit)	(93)	(127)	(315)	(278)
Net (Loss) Income	(37,864)	(25,957)	72,650	6,030
Less: Income Attributable to Noncontrolling Interests	143	173	354	390
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(38,007)	$(26,130)	$72,296	$5,640
Basic Earnings Per Common Share:
Continuing Operations	$(0.31)	$(0.23)	$0.60	$0.06
Discontinued Operations	—	—	—	—
Net (Loss) Income	(0.31)	(0.23)	0.60	0.06
Less: Income Attributable to Noncontrolling Interests	—	—	—	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(0.31)	$(0.23)	$0.60	$0.06
Average Shares of Common Stock Outstanding - Basic	122,465	112,448	121,040	108,108
Diluted Earnings Per Common Share:
Continuing Operations	$(0.31)	$(0.23)	$0.59	$0.06
Discontinued Operations	—	—	—	—
Net (Loss) Income	(0.31)	(0.23)	0.59	0.06
Less: Income Attributable to Noncontrolling Interests	—	—	—	—
Net (Loss) Income Attributable to South Jersey Industries, Inc.	$(0.31)	$(0.23)	$0.59	$0.06
Average Shares of Common Stock Outstanding - Diluted	122,465	112,448	123,888	109,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (Loss) Income	$(37,864)	$(25,957)	$72,650	$6,030

Other Comprehensive Income, Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(3), $(3), $(10) and $(10) respectively	8	9	25	25

Other Comprehensive Income - Net of Tax	8	9	25	25

Comprehensive (Loss) Income	(37,856)	(25,948)	72,675	6,055
Less: Comprehensive Income Attributable to Noncontrolling Interests	143	173	354	390
Comprehensive (Loss) Income Attributable to South Jersey Industries, Inc.	$(37,999)	$(26,121)	$72,321	$5,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Net Cash Provided by Operating Activities	$374,907	$273,927

Cash Flows from Investing Activities:
Capital Expenditures	(462,969)	(373,516)
Investment in Contract Receivables	(17,828)	(16,429)
Proceeds from Contract Receivables	10,115	10,494
Investment in Affiliates	(76,495)	(13,155)
Return of Investment in Affiliates	12,138	—
Advances to Affiliates	(30,449)	(26,615)
Divestiture Working Capital Settlement	—	(267)
Investment in Subsidiary, Net of Cash Acquired	(21,034)	(14,683)

Net Cash Used in Investing Activities	(586,522)	(434,171)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(130,800)	(453,900)
Proceeds from Issuance of Long-Term Debt	400,000	460,000
Principal Repayments of Long-Term Debt	(58,175)	(110,000)
Payments for Issuance of Long-Term Debt	(2,306)	(16,304)
Dividends on Common Stock	(74,362)	(64,460)
Proceeds from Sale of Common Stock	100,380	329,772
Payments for the Issuance of Common Stock	—	(2,318)
Capital Distributions to Noncontrolling Interests in Subsidiaries	(392)	—
Capital Contributions of Noncontrolling Interests in Subsidiaries	1,368	1,072

Net Cash Provided by Financing Activities	235,713	143,862

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	24,098	(16,382)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	29,440	41,831

Cash, Cash Equivalents and Restricted Cash at End of Period	$53,538	$25,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2022	December 31, 2021
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$5,995,962	$5,682,805
Accumulated Depreciation	(1,024,072)	(975,619)
Nonutility Property and Equipment, at cost	367,361	240,503
Accumulated Depreciation	(40,955)	(35,367)

Property, Plant and Equipment - Net	5,298,296	4,912,322

Investments:
Available-for-Sale Securities	37	37
Restricted	775	686
Investment in Affiliates	105,525	38,509

Total Investments	106,337	39,232

Current Assets:
Cash and Cash Equivalents	52,763	28,754
Accounts Receivable	352,437	343,835
Unbilled Revenues	22,021	87,357
Provision for Uncollectibles	(44,407)	(41,763)
Notes Receivable - Affiliates	5,586	5,695
Natural Gas in Storage, average cost	119,331	59,744
Materials and Supplies, average cost	1,571	1,053
Prepaid Taxes	37,479	33,977
Derivatives - Energy Related Assets	187,126	95,041
Other Prepayments and Current Assets	30,498	25,269

Total Current Assets	764,405	638,962

Regulatory and Other Noncurrent Assets:
Regulatory Assets	646,349	672,416
Derivatives - Energy Related Assets	52,461	22,488
Notes Receivable - Affiliates	93,818	64,254
Contract Receivables	52,391	45,339
Goodwill	706,960	706,960
Other	196,931	206,699

Total Regulatory and Other Noncurrent Assets	1,748,910	1,718,156

Total Assets	7,917,948	$7,308,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2022	December 31, 2021
Capitalization and Liabilities
Equity:
Common Stock	$153,081	$146,675
Premium on Common Stock	1,655,694	1,559,060
Treasury Stock (at par)	(319)	(287)
Accumulated Other Comprehensive Loss	(26,704)	(26,729)
Retained Earnings	270,403	310,433
Total South Jersey Industries, Inc. Equity	2,052,155	1,989,152
Noncontrolling Interests	11,619	10,289
Total Equity	2,063,774	1,999,441

Long-Term Debt	3,566,763	3,189,009

Total Capitalization	5,630,537	5,188,450

Current Liabilities:
Notes Payable	203,200	334,000
Current Portion of Long-Term Debt	31,075	66,076
Accounts Payable	483,060	330,164
Customer Deposits and Credit Balances	50,932	40,355
Environmental Remediation Costs	41,583	40,905
Taxes Accrued	2,276	4,937
Derivatives - Energy Related Liabilities	159,805	60,002
Deferred Contract Revenues	526	753
Derivatives - Other Current	215	568
Dividends Payable	37,964	—
Interest Accrued	37,160	23,611
Other Current Liabilities	38,762	54,311

Total Current Liabilities	1,086,558	955,682

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	215,620	198,901
Environmental Remediation Costs	122,329	125,176
Asset Retirement Obligations	231,595	229,030
Derivatives - Energy Related Liabilities	39,359	16,079
Derivatives - Other Noncurrent	2,646	7,432
Regulatory Liabilities	408,599	398,951
Other	180,705	188,971

Total Deferred Credits and Other Noncurrent Liabilities	1,200,853	1,164,540

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$7,917,948	$7,308,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In Thousands, Except for Per Share Data)

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2022	$146,675	$1,559,060	$(287)	$(26,729)	$310,433	$1,989,152	$10,289	$1,999,441
Net Income	—	—	—	—	129,209	129,209	135	129,344
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	6,334	94,253	32	—	—	100,619	—	100,619
Cash Dividends Declared - Common Stock ($0.310 per share)	—	—	—	—	(36,398)	(36,398)	—	(36,398)
Capital Distributions to Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	(130)	(130)
Capital Contributions of Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	43	43
Balance at March 31, 2022	$153,009	$1,653,313	$(255)	$(26,720)	$403,244	$2,182,591	$10,337	$2,192,928
Net (Loss)/Income	—	—	—	—	(18,906)	(18,906)	76	(18,830)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Stock Plans	72	1,190	(61)	—	—	1,201	—	1,201
Cash Dividends Declared - Common Stock ($0.310 per share)	—	—	—	—	(37,964)	(37,964)	—	(37,964)
Balance at June 30, 2022	$153,081	$1,654,503	$(316)	$(26,712)	$346,374	$2,126,930	$10,413	$2,137,343
Net (Loss)/Income	—	—	—	—	(38,007)	(38,007)	143	(37,864)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Stock Plans	—	1,191	(3)	—	—	1,188	—	1,188
Cash Dividends Declared - Common Stock ( $0.310 per share)	—	—	—	—	(37,964)	(37,964)	—	(37,964)
Capital Distributions to Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	(262)	(262)
Capital Contributions of Noncontrolling Interests in Subsidiaries	—	—	—	—	—	—	1,325	1,325
Balance at September 30, 2022	$153,081	$1,655,694	$(319)	$(26,704)	$270,403	$2,052,155	$11,619	$2,063,774

	Common Stock	Premium on Common Stock	Treasury Stock	AOCL	Retained Earnings	Total South Jersey Industries, Inc. Equity	NCI	Total Equity

Balance at January 1, 2021	$125,740	$1,218,000	$(321)	$(38,216)	$355,678	$1,660,881	$5,995	$1,666,876
Net Income	—	—	—	—	128,598	128,598	129	128,727
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	2,475	37,771	57	—	—	40,303	—	40,303
Contract Liability Adjustment (see Note 4)	—	(62,219)	—	—	—	(62,219)	—	(62,219)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(30,453)	(30,453)	—	(30,453)
Balance at March 31, 2021	$128,215	$1,193,552	$(264)	$(38,208)	$453,823	$1,737,118	$6,124	$1,743,242

Net (Loss)/Income	—	—	—	—	(96,828)	(96,828)	88	(96,740)
Other Comprehensive Income, Net of Tax	—	—	—	8	—	8	—	8
Common Stock Issued or Granted Through Equity Offering or Stock Plans	12,342	276,029	(4)	—	—	288,367	—	288,367
Contract Liability Adjustment	—	(7,259)	—	—	—	(7,259)	—	(7,259)
Cash Dividends Declared - Common Stock ($0.303 per share)	—	—	—	—	(34,007)	(34,007)	—	(34,007)
Capital Contributions of Noncontrolling Interest in Subsidiary	—	—	—	—	—	—	1,213	1,213
Balance at June 30, 2021	$140,557	$1,462,322	$(268)	$(38,200)	$322,988	$1,887,399	$7,425	$1,894,824

Net (Loss)/Income	—	—	—	—	(26,130)	(26,130)	173	(25,957)
Other Comprehensive Income, Net of Tax	—	—	—	9	—	9	—	9
Common Stock Issued or Granted Through Equity Offering or Stock Plans	4	1,333	(12)	—	—	1,325	—	1,325
Cash Dividends Declared - Common Stock ( $0.303 per share)	—	—	—	—	(34,016)	(34,016)	—	(34,016)
Capital Contributions of Noncontrolling Interest in Subsidiary	—	—	—	—	—	—	(141)	(141)
Balance at September 30, 2021	140,561	1,463,655	(280)	(38,191)	262,842	1,828,587	7,457	1,836,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF (LOSS)/INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Operating Revenues	$112,720	$69,958	$557,585	$412,572

Operating Expenses:
Cost of Sales (Excluding depreciation and amortization)	59,905	16,630	236,872	109,878
Operations and Maintenance	32,606	33,922	113,919	105,729
Depreciation	21,505	20,222	62,302	59,787
Impairment Charges	—	—	1,897	—
Energy and Other Taxes	1,445	1,145	4,808	3,828

Total Operating Expenses	115,461	71,919	419,798	279,222

Operating (Loss) Income	(2,741)	(1,961)	137,787	133,350

Other Income and Expense	1,030	1,245	3,550	4,346

Interest Charges	(9,039)	(9,444)	(28,196)	(28,782)

(Loss) Income Before Income Taxes	(10,750)	(10,160)	113,141	108,914

Income Taxes	2,693	2,460	(27,715)	(26,683)

Net (Loss) Income	$(8,057)	$(7,700)	$85,426	$82,231

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Net (Loss) Income	$(8,057)	$(7,700)	$85,426	$82,231

Other Comprehensive Income - Net of Tax:

Reclassification of Unrealized Gain on Derivatives - Other to Net Income, net of tax of $(3), $(3), $(10) and $(10), respectively	8	9	25	25

Other Comprehensive Income - Net of Tax	8	9	25	25

Comprehensive (Loss) Income	$(8,049)	$(7,691)	$85,451	$82,256

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,

	2022	2021
Net Cash Provided by Operating Activities	$211,430	$177,812

Cash Flows from Investing Activities:
Capital Expenditures	(170,862)	(188,869)
Investment in Contract Receivables	(16,880)	(16,429)
Proceeds from Contract Receivables	10,097	10,494

Net Cash Used in Investing Activities	(177,645)	(194,804)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(12,600)	33,500
Principal Repayments of Long-Term Debt	(23,175)	(20,000)
Payments for Issuance of Long-Term Debt	—	(912)

Net Cash (Used in) Provided by Financing Activities	(35,775)	12,588

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,990)	(4,404)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4,046	6,424

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,056	$2,020

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2022	December 31, 2021
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$3,760,335	$3,613,360
Accumulated Depreciation	(686,212)	(656,829)

Property, Plant and Equipment - Net	3,074,123	2,956,531

Investments:
Restricted Investments	725	686

Total Investments	725	686

Current Assets:
Cash and Cash Equivalents	1,331	3,360
Accounts Receivable	99,727	125,848
Accounts Receivable - Related Parties	1,554	7,591
Unbilled Revenues	11,258	43,236
Provision for Uncollectibles	(28,965)	(25,166)
Natural Gas in Storage, average cost	54,477	23,143
Materials and Supplies, average cost	1,129	606
Prepaid Taxes	24,714	17,252
Derivatives - Energy Related Assets	33,317	9,396
Other Prepayments and Current Assets	14,724	13,413

Total Current Assets	213,266	218,679

Regulatory and Other Noncurrent Assets:
Regulatory Assets	453,268	482,745
Contract Receivables	51,502	45,247
Derivatives - Energy Related Assets	652	507
Other	63,957	63,502

Total Regulatory and Other Noncurrent Assets	569,379	592,001

Total Assets	$3,857,493	$3,767,897

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2022	December 31, 2021
Capitalization and Liabilities
Equity:
Common Stock	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	505,244	505,244
Accumulated Other Comprehensive Loss	(22,951)	(22,976)
Retained Earnings	1,077,304	991,878

Total Equity	1,565,445	1,479,994

Long-Term Debt	988,061	1,010,727

Total Capitalization	2,553,506	2,490,721

Current Liabilities:
Notes Payable	95,400	108,000
Current Portion of Long-Term Debt	31,084	31,084
Accounts Payable	75,597	65,008
Accounts Payable - Related Parties	10,162	12,901
Derivatives - Energy Related Liabilities	9,547	2,520
Derivatives - Other Current	215	568
Customer Deposits and Credit Balances	32,462	25,232
Environmental Remediation Costs	25,754	27,575
Taxes Accrued	2,277	3,615
Interest Accrued	12,140	11,604
Other Current Liabilities	10,360	11,365

Total Current Liabilities	304,998	299,472

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	210,326	222,411
Deferred Income Taxes - Net	474,522	443,402
Environmental Remediation Costs	62,174	64,389
Asset Retirement Obligations	106,475	103,371
Derivatives - Energy Related Liabilities	425	324
Derivatives - Other Noncurrent	2,646	7,432
Other	142,421	136,375

Total Regulatory and Other Noncurrent Liabilities	998,989	977,704

Commitments and Contingencies (Note 11)

Total Capitalization and Liabilities	$3,857,493	$3,767,897

The accompanying notes are an integral part of the condensed financial statements.

SOUTH JERSEY GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN COMMON EQUITY (UNAUDITED)
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2022	$5,848	$505,244	$(22,976)	$991,878	$1,479,994
Net Income		—	—	88,642	88,642
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at March 31, 2022	$5,848	$505,244	$(22,967)	$1,080,520	$1,568,645

Net Income	—	—	—	4,841	4,841
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2022	$5,848	$505,244	$(22,959)	$1,085,361	$1,573,494

Net Loss	—	—	—	(8,057)	(8,057)
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at September 30, 2022	$5,848	$505,244	$(22,951)	$1,077,304	$1,565,445

	Common Stock	Other Paid-In Capital and Premium on Common Stock	AOCL	Retained Earnings	Total
Balance at January 1, 2021	$5,848	$465,244	$(31,606)	$864,240	$1,303,726
Net Income	—	—	—	83,618	83,618
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at March 31, 2021	$5,848	$465,244	$(31,598)	$947,858	$1,387,352
Net Income	—	—	—	6,313	6,313
Other Comprehensive Income, Net of Tax	—	—	8	—	8
Balance at June 30, 2021	$5,848	$465,244	$(31,590)	$954,171	$1,393,673
Net Loss	—	—	—	(7,700)	(7,700)
Other Comprehensive Income, Net of Tax	—	—	9	—	9
Balance at September 30, 2021	$5,848	$465,244	$(31,581)	$946,471	$1,385,982

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

▪SJE has an ownership interest in EnergyMark (see Note 3). Beginning in the second quarter 2022, SJE no longer acquires or markets electricity to retail end users.

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

On April 25, 2022, certain subsidiaries of the Company and NJ Boardwalk Holdings, LLC, an affiliate of IIF filed a joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act, which was assigned FERC Docket No. EC22-60 (the “FERC Application for Approval”). The FERC established a May 16, 2022 deadline date for comments on the filing. While several motions to intervene were filed, only one entity filed substantive comments on the FERC Application for Approval. Those comments did not ask FERC to reject the FERC Application for Approval, but questioned the description of IIF’s affiliates. On May 31, 2022, the Company and IIF filed replies to the May 16, 2022 comments. On October 21, 2022, FERC submitted its approval of the FERC Application for Approval.

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

As permitted by the rules and regulations of the SEC, the accompanying unaudited condensed consolidated financial statements of SJI and SJG contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with SJI’s and SJG's Annual Reports on Form 10-K for the year ended December 31, 2021. There were no significant changes in or changes in the application of the Company’s significant or critical accounting policies or estimation procedures for the three and nine months ended September 30, 2022 as compared with the significant accounting policies described in the Company’s audited consolidated financial statements for the year ended December 31, 2021.

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

IMPAIRMENT OF LONG-LIVED ASSETS - See Note 1 to the Consolidated Financial Statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for the year ended December 31, 2021 for additional information regarding the Company's policy on impairments of long-lived assets. In the second quarter of 2022, it was determined that SJG had property, plant and equipment that was unusable which resulted in SJI and SJG recording an impairment charge of approximately $1.9 million to Impairment Charges on the condensed consolidated statements of (loss)/income for SJI and SJG during the nine months ended September 30, 2022. These impairment charges were recorded to the SJG Utility Operations segment. No impairments of long-lived assets were identified at SJG for the three months ended September 30, 2022 and three and nine months ended September 30, 2021, respectively.

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

In the third quarter of 2022, ETG determined that a regulatory asset which consisted of certain non-functioning property, plant and equipment costs was no longer probable of recovery. This resulted in SJI recording a charge of approximately $7.2 million to Impairment Charges on the condensed consolidated statements of (loss)/income during the three and nine months ended September 30, 2022. This charge was recorded to the ETG Utility Operations segment. See Note 8 for more information related to regulatory assets and liabilities.

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

A valuation allowance is recorded when it is more likely than not that any of SJI's or SJG's deferred tax assets will not be realized. During the three and nine months ended September 30, 2022, SJI recorded a valuation allowance of $16.8 million related to state deferred taxes for a certain tax filing group, inclusive of net operating loss carryforwards and credits which are expected to expire prior to being fully utilized. During the nine months September 30, 2021, SJI recorded a valuation allowance of $14.2 million against the federal deferred tax asset related to the capital loss that resulted from the other-than-temporary impairment charge taken on the Company's investment in PennEast (see Note 3). As of September 30, 2022 and December 31, 2021, SJI had a total federal and state valuation allowance of $39.3 million and $22.5 million, respectively, recorded on the condensed consolidated balance sheets. See Note 4 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for information related to these valuation allowances. SJG believes that it will generate sufficient future taxable income to realize the income tax benefits related to its net deferred tax assets.

The Company evaluates certain tax benefits that have been recorded in the financial statements for uncertainties. In 2021, SJG recorded a reserve of $13.9 million for a portion of tax benefits related to tax positions taken in prior years. The reserve is recorded in Other Noncurrent Liabilities in the condensed consolidated balance sheets as of both September 30, 2022 and December 31, 2021. The amount of income taxes we pay is subject to ongoing audits by federal and state tax authorities, which could result in proposed assessments. Future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are determined or resolved or as such statutory audit periods are closed. We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected on the condensed consolidated balance sheets as of September 30, 2022.

IRA - On August 16, 2022, the IRA was signed into U.S. law. Among other provisions, the IRA includes:

•A 15% minimum tax rate, effective beginning January 1, 2024 for the Company, applied to corporations with profits in excess of $1 billion.
•A 1% excise tax on the repurchase of corporate stock for repurchases made after December 31, 2022.
•A series of financial and tax incentives intended to promote clean energy, including a 30% ITC for projects that commenced construction from 2019-2022 (see "ITC" below).

We do not anticipate this legislation will have a material impact on our consolidated financial statements.

ITC - The U.S. federal government provides businesses with an ITC under Section 48 of the Internal Revenue Code, available to the owner of solar and fuel cell systems that are purchased and placed into service. The Company recognizes ITC on eligible assets in the year in which the project commences commercial operations. Among other requirements, such credits require projects to have commenced construction by a certain date. Accordingly, projects are eligible for a 30% ITC for projects that commenced construction in 2019 and, as a result of the IRA discussed above, that 30% ITC was extended to projects that commenced construction in 2020-2022. As a result, ITCs recorded during the nine months ended September 30, 2022 were $11.9 million, which include an adjustment to increase previously recorded ITCs in 2020 through June 30, 2022 per the provisions of the IRA. ITCs recorded during the three and nine months ended September 30, 2021 were $2.3 million and $2.7 million, respectively.

TAX SETTLEMENT - During the third quarter of 2021, ETG recognized a gain of $11.0 million from a UTUA settlement agreement with the New Jersey Division of Taxation. The gain is presented within Energy and Other Taxes in the SJI condensed consolidated statements of (loss)/income.

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

Grants to Officers and other key employees - SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and which are limited to a 100% payout. The vesting and payout of time-based shares of restricted stock is solely contingent upon the service requirement being met in years one, two, and three of the grant. SJI also grants performance-based restricted shares which vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original shares granted. During the nine months ended September 30, 2022 and 2021, SJI granted a total of 184,935 and 243,540 restricted shares, respectively, to Officers and other key employees under the Plan. No options were granted or outstanding during the nine months ended September 30, 2022 and 2021. No stock appreciation rights have been issued under the Plan.

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

Grants to Directors - During the nine months ended September 30, 2022 and September 30, 2021, SJI granted 32,003 and 54,419 restricted shares, respectively, to its Directors. Shares issued to Directors vest over twelve months and contain no performance conditions. As a result, 100% of the shares granted generally vest.

The following table summarizes the nonvested restricted stock awards outstanding at September 30, 2022, and the assumptions used to estimate the fair value of the awards:

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

The following table summarizes the total stock-based compensation cost to SJI for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Officers & Key Employees	$1,317	$1,123	$3,951	$3,804
Directors	(226)	317	45	561
Total Cost	1,091	1,440	3,996	4,365

Capitalized	(246)	(33)	(335)	(101)
Net Expense	$845	$1,407	$3,661	$4,264

As of September 30, 2022, there was $9.2 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information regarding restricted stock award activity for SJI during the nine months ended September 30, 2022, excluding accrued dividend equivalents:

	Officers and Other Key Employees	Directors	Weighted Average Fair Value
Nonvested Shares Outstanding, January 1, 2022	492,475	54,419	$26.72
Granted	184,935	32,003	$34.88
Cancelled/Forfeited	(71,775)	—	$28.53
Vested	(140,466)	(54,419)	$27.48
Nonvested Shares Outstanding, September 30, 2022	465,169	32,003	$29.72

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

During the nine months ended September 30, 2022, SJI issued 128,238 shares to its Officers and other key employees at a market value of $3.5 million. During the nine months ended September 30, 2021, SJI issued 146,270 shares to its Officers and other key employees at a market value of $3.6 million. These issued shares include shares deferred for payout in prior periods.

SJG - Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. During the nine months ended September 30, 2022 and 2021, there were 10,230 and 23,010 restricted shares, respectively (time-based and performance-based), granted to SJG officers and other key employees, which had an immaterial impact to SJG's financial statements for both periods.

3.    AFFILIATIONS, DISCONTINUED OPERATIONS AND RELATED-PARTY TRANSACTIONS:

AFFILIATIONS — The following affiliated entities are accounted for under the equity method:

PennEast - Midstream has a 20% investment in PennEast. See Note 3 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for a timeline of events related to PennEast, including the determination by the PennEast partners that further development of the project is no longer supported, and thus all further development of the project has ceased. As a result of this determination, the Company recognized an other-than-temporary impairment charge of $87.4 million, which was recorded in Equity in Earnings (Losses) from Affiliates in the condensed consolidated statements of (loss)/income for the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2022, PennEast sold certain project related assets and received refunds of interconnection fees from interstate pipelines. As a result, the PennEast board of managers approved cash distributions to members of the partnership totaling $1.5 million and $11.0 million per partner for the three and nine months ended September 30, 2022, respectively. The return of capital was received by the Company during the three and nine months ended September 30, 2022, and eliminated the remaining carrying value of its equity method investment in PennEast on the condensed consolidated balance sheet. As a result of these distributions, the Company recorded $1.5 million and $2.7 million to Other Income and Expense on the condensed consolidated statements of (loss)/income for the three and nine months ended September 30, 2022, respectively.

Energenic - Marina and a joint venture partner formed Energenic, in which Marina has a 50% equity interest. Energenic developed and operated on-site, self-contained, energy-related projects. Energenic currently does not have any projects that are operational; however, it owns cogeneration, long-lived assets for which Energenic had been pursuing project development opportunities. Marina has notes related to Energenic; such notes are secured by the cogeneration assets.

Energenic reviewed these cogeneration assets for impairment as of September 30, 2022, as a determination was made to sell the assets. The impairment assessment was performed in accordance with ASC 360, Property, Plant and Equipment, and included consideration of an offered sales price of the equipment. As a result, Energenic recorded an impairment charge of $2.2 million, of which Marina recorded its 50% equity interest, or $1.1 million, which was recorded in Equity in (Losses) Earnings of Affiliated Companies on the condensed consolidated statements of (loss)/income for the three and nine months ended September 30, 2022. This loss reduced the Notes Receivable – Affiliate balance on the condensed consolidated balance sheets as our investment in the Energenic affiliate had been reduced to zero as a result of previous losses.

See Note 3 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021 for more information regarding these assets and notes, including the impairment charge recorded in the fourth quarter of 2021 due to a determination that future development of a project was no longer probable.

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

SJRG had net sales to EnergyMark of $8.2 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively, and $28.2 million and $15.9 million for the nine months ended September 30, 2022 and 2021, respectively.

REV - SJI Renewable Energy Ventures, LLC has a 35% equity interest in REV, an LNG distributor and developer of LNG and RNG assets and projects.

SJI made payments to REV of $11.2 million and $24.6 million during the three and nine months ended September 30, 2022, respectively, for services performed for SJI RNG Devco related to the development of renewable natural gas facilities at dairy farms; these costs do not include the notes to REV discussed below. Payments during the three and nine months ended September 30, 2021 were not material.

Red River - SJI RNG Devco, LLC has an 80% equity interest in Red River, an entity that processes raw biogas derived from agricultural feedstock into renewable biomethane for pipeline injection. In 2022, SJI invested $55.7 million into the Red River joint venture.

AFFILIATE TRANSACTIONS - SJI made net investments in and net advances to unconsolidated affiliates of $94.8 million and $39.8 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the outstanding balance of Notes Receivable – Affiliates was $99.4 million and $69.9 million, respectively. These Notes Receivable-Affiliates balances are comprised of:

•As of September 30, 2022 and December 31, 2021, $93.4 million and $62.6 million, respectively, of the notes are related to REV, which accrue interest at variable rates.

•As of September 30, 2022 and December 31, 2021, $0.8 million and $2.0 million, respectively, of the notes are related to Energenic, after the impairments discussed above. Such notes are secured by Energenic's cogeneration assets for energy service projects and are to be repaid through 2025, although the Company does not expect to realize amounts above its share of the remaining fair value of Energenic's cogeneration assets, and thus the Company does not accrue interest. Current losses at Energenic have been offset against the Notes Receivable – Affiliates balance in recent years as our investment in the Energenic affiliate has been reduced to zero as a result of previous losses.

•As of September 30, 2022 and December 31, 2021, $5.2 million and $5.3 million, respectively, of unsecured notes which accrue interest at variable rates.

SJI holds significant variable interests in these entities but is not the primary beneficiary. Consequently, these entities are accounted for under the equity method because SJI does not have both (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. As of September 30, 2022 and December 31, 2021, SJI had a net asset of approximately $105.5 million and $38.5 million, respectively, included in Investment in Affiliates on the condensed consolidated balance sheets related to equity method investees. SJI’s maximum exposure to loss from these entities as of September 30, 2022 and December 31, 2021 is limited to its combined investments in these entities, which includes related Notes Receivable-Affiliates, in the aggregate amount of $204.9 million and $108.5 million, respectively.

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

A summary of related-party transactions involving SJG, excluding pass-through items, included in SJG's Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues/Affiliates:
SJRG	$7,613	$907	$18,726	7,662
Other	21	21	63	62
Total Operating Revenues/Affiliates	$7,634	$928	$18,789	$7,724

Related-party transactions involving SJG, excluding pass-through items, included in SJG's Cost of Sales and Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs of Sales/Affiliates (Excluding depreciation and amortization)
SJRG	$20	$954	$136	$4,924

Operations Expense/Affiliates:
SJI (parent company only)	$6,294	$5,832	$19,390	$17,082
SJIU	1,259	1,045	3,469	2,957
Millennium	910	857	2,772	2,598
Other	17	18	57	163
Total Operations Expense/Affiliates	$8,480	$7,752	$25,688	$22,800

4.    COMMON STOCK:

The following shares were issued and outstanding for SJI:

2022
Beginning Balance, January 1	117,340,493
New Issuances During the Period:
Settlement of Equity Forward Sale Agreement	4,996,062
Stock-Based Compensation Plan	128,238
Ending Balance, September 30	122,464,793

The par value ($1.25 per share) of stock issued was recorded in Common Stock and the net excess over par value was recorded in Premium on Common Stock.

There were 2,339,139 shares of SJG's common stock (par value $2.50 per share) outstanding as of September 30, 2022. SJG did not issue any new shares during the period. SJIU owns all of the outstanding common stock of SJG.

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

Total interest recorded related to the equity units during the three and nine months ended September 30, 2022 was $0.2 million and $0.6 million, respectively, related to the contract adjustment liabilities to the holders of the equity units and is recorded within Interest Charges on the condensed consolidated statements of (loss)/income. The contract adjustment liabilities are recorded in Other Current and Noncurrent Liabilities on the condensed consolidated balance sheet and were $23.8 million and $17.5 million, respectively, as of September 30, 2022, and $23.8 million and $34.6 million, respectively, as of December 31, 2021.

The convertible units consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount:	2021 Series B Remarketable Junior Subordinated Notes due 2029
Principal (A)	$335,000	$335,000
Unamortized debt discount and issuance costs (A)	8,190	9,110
Net carrying amount	$326,810	$325,890
Carrying amount of the equity component (B)	$—	$—

(A) Included in the condensed consolidated balance sheets within Long-Term Debt.
(B) There is no equity portion as of September 30, 2022 and December 31, 2021 for these Notes.

During both the three months ended September 30, 2022 and 2021, the Company recognized $5.0 million of coupon interest expense, and during the nine months ended September 30, 2022 and 2021, the Company recognized $14.9 million and $12.8 million, respectively, of coupon interest expense, all of which was included in Interest Charges on the condensed consolidated statements of (loss)/income. During those periods, the amortization of debt discount and issuance costs was not material. As of September 30, 2022, the effective interest rate was 2.1% on these Notes.

SJI's EPS — SJI's basic EPS is based on the weighted-average number of common shares outstanding. SJI's diluted EPS includes consideration of the effect of SJI's restricted stock as discussed in Note 2, along with the impact of the Equity Units and Convertible Units discussed above, accounted for under the treasury stock method. For the nine months ended September 30, 2022 and 2021, the shares required for inclusion in the denominator for the diluted EPS calculation were 2,848,163 and 1,481,770, respectively. For the three months ended September 30, 2022 and 2021, shares of 3,345,989 and 1,469,623, respectively, were not included in the denominator for the diluted EPS calculation because they would have had an antidilutive effect on EPS.

DRP — SJI offers a DRP which allows participating shareholders to purchase shares of SJI common stock by automatic reinvestment of dividends or optional purchases. SJI currently purchases shares on the open market to fund share purchases by DRP participants, and as a result SJI did not raise any equity capital through the DRP in the first nine months of 2022 or 2021.

RETAINED EARNINGS — The Utilities are limited by their regulatory authorities on the amount of cash dividends or other distributions they are able to transfer to their parent, specifically if such dividends or other distributions could impact their capital structure. In addition, SJG's First Mortgage Indentures contain a restriction regarding the amount of cash dividends or other distributions that they may pay. As of September 30, 2022, this loan restriction did not affect the amount that may be distributed from SJG's retained earnings.

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

The following table provides SJI's (including SJG) and SJG's balances of Restricted Investments as well as presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2022
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$52,763	$1,331
Restricted Investments	775	725
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$53,538	$2,056

	December 31, 2021
Balance Sheet Line Item	SJI	SJG
Cash and Cash Equivalents	$28,754	$3,360
Restricted Investments	686	686
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$29,440	$4,046

The carrying amounts of the Restricted Investments for both SJI and SJG approximate their fair values at September 30, 2022 and December 31, 2021, which would be included in Level 1 of the fair value hierarchy (see Note 13).

ALLOWANCE FOR CREDIT LOSSES - Accounts receivable and unbilled revenues are recorded gross on the condensed consolidated balance sheets with allowance for credit losses shown as a separate line item titled Provision for Uncollectibles. A summary of changes in the allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$50,876	$42,233	$41,763	$30,582
Provision for expected credit losses	2,435	2,375	7,355	7,621
Regulated assets (a)	(5,863)	(293)	815	8,982
Recoveries of accounts previously written off	326	414	1,324	772
Uncollectible accounts written off	(3,367)	(1,664)	(6,850)	(4,892)
Balance at end of period	$44,407	$43,065	$44,407	$43,065

SJG:
Balance at beginning of period	$29,791	$21,706	$25,166	$17,359
Provision for expected credit losses	1,816	1,411	5,499	5,529
Regulated assets (a)	(1,598)	1,059	(44)	3,030
Recoveries of accounts previously written off	156	400	814	503
Uncollectible accounts written off	(1,200)	(702)	(2,470)	(2,547)
Balance at end of period	$28,965	$23,874	$28,965	$23,874
(a) Net change in COVID-19 pandemic incremental expected credit losses from uncollectible accounts deferred as a regulatory asset, resulting from a July 2, 2020 BPU Order (see Note 8).

NOTES RECEIVABLE-AFFILIATES - The carrying amounts of the Note Receivable - Affiliates balances approximate their fair values at September 30, 2022 and December 31, 2021, which would be included in Level 2 of the fair value hierarchy. See Note 3 for information about these balances and Note 13 for information about the fair value hierarchy.

CONTRACT RECEIVABLES - SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from three to five years, with no interest. The carrying amounts of such loans were $1.3 million and $1.7 million as of September 30, 2022 and December 31, 2021, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Contract Receivables on the condensed consolidated balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest. The amount of such discounts and the annualized amortization to interest is not material to SJI's or SJG's consolidated financial statements.

In addition, as part of the EET program, SJG and ETG provide funding to customers to upgrade equipment for the purpose of promoting energy efficiency. The terms of these loans range from two to ten years. The carrying amounts of such loans for SJG were $62.7 million and $55.4 million as of September 30, 2022 and December 31, 2021, respectively. The carrying amounts of such loans for ETG were not material at September 30, 2022 and December 31, 2021. On the condensed consolidated balance sheets of SJG, the current portion of EET loans receivable totaled $12.1 million and $11.1 million as of September 30, 2022 and December 31, 2021, respectively, and is reflected in Accounts Receivable; and the non-current portion totaled $50.6 million and $44.3 million as of September 30, 2022 and December 31, 2021, respectively, and is reflected in Contract Receivables. Given the risk of uncollectibility is low due to the oversight and preapproval required by the BPU, no allowance for credit loss has been recognized on the above-mentioned receivables.

There have been no material impacts to this risk of uncollectibility as a result of COVID-19.

The carrying amounts of these receivables approximate their fair value at September 30, 2022 and December 31, 2021, which would be included in Level 2 of the fair value hierarchy (see Note 13).

CREDIT RISK - As of September 30, 2022, there were no individual counterparties that totaled more than five percent of SJI's current and noncurrent Derivatives - Energy Related Assets.

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJI's and SJG's financial instruments approximate their fair values at September 30, 2022 and December 31, 2021, except as noted below (in thousands):

	September 30, 2022	December 31, 2021
SJI (includes SJG and all consolidated entities)
Estimated fair values of long-term debt	$3,282,165	$3,653,868

Carrying amounts of long-term debt, including current maturities (A)	$3,597,838	$3,255,085
Net of:
Unamortized debt issuance costs	$37,673	$38,462
Unamortized debt discounts	$5,068	$5,135

SJG
Estimated fair values of long-term debt	$888,073	$1,171,657

Carrying amounts of long-term debt, including current maturities	$1,019,145	$1,041,811
Net of:
Unamortized debt issuance costs	$8,217	$8,726

(A) SJI Long-Term Debt on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 includes $5.7 million and $5.6 million of finance leases, respectively.

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

•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings (Losses) of Affiliated Companies on the condensed consolidated statements of (loss)/income.
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

Information about SJI’s operations in different reportable operating segments is presented below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
SJI Utilities:
SJG Utility Operations	$112,720	$69,958	$557,585	$412,572
ETG Utility Operations	42,155	37,072	279,733	248,098
Subtotal SJI Utilities	154,875	107,030	837,318	660,670
Energy Management:
Wholesale Energy Operations	452,130	247,402	1,103,106	669,067
Retail Services	1,919	5,360	5,759	13,382
Subtotal Energy Management	454,049	252,762	1,108,865	682,449
Energy Production:
Renewables	7,409	7,352	18,321	17,980
Decarbonization	—	—	—	—
Subtotal Energy Production	7,409	7,352	18,321	17,980
Corporate and Services	15,102	13,577	46,798	39,416
Subtotal	631,435	380,721	2,011,302	1,400,515
Intersegment Sales	(22,917)	(15,090)	(66,775)	(48,756)
Total Operating Revenues	$608,518	$365,631	$1,944,527	$1,351,759

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating (Loss) Income:
SJI Utilities:
SJG Utility Operations	$(2,741)	$(1,961)	$137,787	$133,350
ETG Utility Operations	(12,262)	5,634	49,523	66,521
Subtotal SJI Utilities	(15,003)	3,673	187,310	199,871
Energy Management:
Wholesale Energy Operations	21,551	(15,534)	7,326	(5,393)
Retail Services	680	849	1,778	763
Subtotal Energy Management	22,231	(14,685)	9,104	(4,630)
Energy Production:
Renewables	1,240	1,787	2,252	4,920
Decarbonization	(257)	(63)	(1,015)	(71)
Subtotal Energy Production	983	1,724	1,237	4,849
Corporate and Services	(4,028)	315	(7,014)	(626)
Total Operating (Loss) Income	$4,183	$(8,973)	$190,637	$199,464

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Property Additions:
SJI Utilities:
SJG Utility Operations	$70,100	$64,988	$177,099	$186,948
ETG Utility Operations	72,340	58,923	182,197	158,953
Subtotal SJI Utilities	142,440	123,911	359,296	345,901
Energy Management:
Wholesale Energy Operations	23	4	(11)	6
Retail Services	—	—	—	—
Subtotal Energy Management	23	4	(11)	6
Energy Production:
Renewables	23,317	6,471	34,174	24,458
Decarbonization	54,283	8,140	93,399	10,014
Subtotal Energy Production	77,600	14,611	127,573	34,472
Midstream	—	11	—	19
Corporate and Services	1,242	747	3,562	3,105
Total Property Additions	$221,305	$139,284	$490,420	$383,503

	September 30, 2022	December 31, 2021
Identifiable Assets:
SJI Utilities:
SJG Utility Operations	$3,857,493	$3,767,897
ETG Utility Operations	2,956,797	2,788,465
Subtotal SJI Utilities	6,814,290	6,556,362
Energy Management:
Wholesale Energy Operations	400,963	278,995
Retail Services	23,008	25,741
Subtotal Energy Management	423,971	304,736
Energy Production:
Renewables	222,895	195,791
Decarbonization	306,816	138,787
Subtotal Energy Production	529,711	334,578
Midstream	—	8,970
Discontinued Operations	27	47
Corporate and Services	508,817	370,899
Intersegment Assets	(358,868)	(266,920)
Total Identifiable Assets	$7,917,948	$7,308,672

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

In April 2022, SJG filed a petition with the BPU requesting a base rate revenue increase of $73.1 million, which was updated in September 2022 to a requested $82.3 million, primarily to obtain a return on and of new capital investments made by SJG since the settlement of its last base rate case in 2020. The matter is currently pending BPU approval.

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

In September 2022, the BPU approved provisional rates for SJG's 2022-2023 BGSS/CIP filing submitted in June 2022, with effective dates of October 1, 2022. These rates reflect a $85.7 million increase in gas cost recoveries associated with the BGSS component and a $5.6 million increase in annual revenues for the CIP component.

In September 2022, the BPU approved decreases to the statewide USF and Lifeline rates, with effective dates of October 1, 2022, resulting in an approximately $1.2 million decrease for SJG.

The following activity outside of the base rate revenue petition described above is currently pending BPU approval:

•SJG submitted its annual filing associated with the Tax Cuts and Jobs Act of 2017 in June 2022, which proposed a $9.5 million refund to customers through the Rider H credit rate for the period of October 1, 2022 through September 30, 2023.

•SJG submitted its annual EET filing in July 2022, requesting a $4.8 million decrease in annual revenues related to the recovery of the costs of its energy efficiency programs, with a proposed effective date of October 1, 2022.

•SJG submitted its annual SBC and TIC filing in July 2022, requesting a $1.8 million increase in annual revenues related to the recovery of costs of SJG's societal benefits programs and electronic data interchange development and operating costs, with a proposed effective date of November 1, 2022.

ETG:

In the first quarter of 2022:

•Provisional rates approved by the BPU in September 2021 for ETG's 2021-2022 WNC and CEP filing were made final, effective February 25, 2022.
•The provisional rate approved by the BPU in November 2021 for ETG's 2021-2022 BGSS-P rate was made final, effective March 30, 2022.
•The BPU approved a decrease in ETG's EEP rate, effective March 1, 2022, reflecting a $1.6 million decrease in annual revenues related to the recovery of costs of energy efficiency programs.

In June 2022, the provisional rates approved by the BPU in November 2021 for ETG's 2021-2022 RAC filing were made final, effective July 1, 2022.

In August 2022, the BPU approved the settlement of ETG's rate case petition, resulting in an increase in annual revenues from base rates effective September 1, 2022 of $40.0 million, including an approved after-tax rate of return of 6.8%, with a return on equity of 9.6% and a common equity component of 52.0%.

In September 2022, the BPU approved provisional rates for ETG's BGSS/CIP filing submitted in June 2022 with effective dates of October 1, 2022. These rates reflect a $57.4 million increase in gas cost recoveries associated with the BGSS component and a $2.2 million net increase in annual revenues for the CIP component.

In September 2022, the BPU approved a provisional rate for ETG's CEP filing submitted in July 2022, effective October 1, 2022, resulting in a decrease of $0.8 million in revenues.

In September 2022, the BPU approved decreases to the statewide USF and Lifeline rates, with effective dates of October 1, 2022, resulting in an approximate $1.1 million revenue decrease for ETG.

In September 2022, the BPU approved the increases to IIP rates effective October 1, 2022. This approval reflected an increase to annual revenues of approximately $6.3 million to reflect the roll-in of approximately $57.7 million of IIP investments placed in service from July 1, 2021 through June 30, 2022.

The following activity is currently pending BPU approval:

•ETG submitted its annual RAC filing in July 2022, requesting a $5.1 million increase in revenue related to the recovery of remediation costs, with a proposed effective date of October 1, 2022.

•ETG submitted its annual filing for its EEP programs in July 2022, requesting a $0.1 million decrease in revenues, with a proposed effective date of October 1, 2022.

8.    REGULATORY ASSETS AND REGULATORY LIABILITIES:

Except as described below, there have been no significant changes to the nature or balances of the Utilities' regulatory assets and liabilities since December 31, 2021, which are described in Note 11 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

The Utilities' Regulatory Assets as of September 30, 2022 and December 31, 2021 consisted of the following items (in thousands):

	September 30, 2022
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$150,189	$24,268	$174,457
Liability for Future Expenditures	97,492	75,443	172,935
Deferred ARO Costs	52,395	37,910	90,305
Deferred Pension and Other Postretirement Benefit Costs - Unrecognized Prior Service Cost	—	28,438	28,438
Deferred Pension and Other Postretirement Benefit Costs	47,504	611	48,115
Deferred Gas Costs - Net	16,217	—	16,217
CIP Receivable	11,053	3,884	14,937
SBC Receivable (excluding RAC)	7,308	551	7,859
Deferred Interest Rate Contracts	2,861	—	2,861
EET/EEP	24,464	7,657	32,121
AFUDC - Equity Related Deferrals	12,675	—	12,675
Deferred COVID-19 Costs	7,791	11,625	19,416
Other Regulatory Assets	23,319	2,694	26,013
Total Regulatory Assets	$453,268	$193,081	$646,349

	December 31, 2021
	SJG	ETG	Total SJI
Environmental Remediation Costs:
Expended - Net	$151,630	$13,972	$165,602
Liability for Future Expenditures	97,964	77,830	175,794
Deferred ARO Costs	47,784	33,872	81,656
Deferred Pension and Other Postretirement Benefit Costs - Unrecognized Prior Service Cost	—	30,881	30,881
Deferred Pension and Other Postretirement Benefit Costs	47,504	813	48,317
Deferred Gas Costs - Net	38,234	—	38,234
CIP Receivable	17,776	2,955	20,731
SBC Receivable (excluding RAC)	7,519	—	7,519
Deferred Interest Rate Contracts	8,002	—	8,002
EET/EEP	20,632	5,199	25,831
AFUDC - Equity Related Deferrals	12,199	—	12,199
WNC	—	4,269	4,269
Deferred COVID-19 Costs	7,687	10,225	17,912
Other Regulatory Assets	25,814	9,655	35,469
Total Regulatory Assets	$482,745	$189,671	$672,416

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

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's and ETG's BGSS clause. Included in SJG's balance as of September 30, 2022 and December 31, 2021 is $15.1 million and $21.3 million, respectively, of costs related to a previous pricing dispute on a long-term gas supply contract. As of June 1, 2021, SJG has begun to recover these costs from its customers through the BGSS clause. SJG’s "Deferred Gas Costs - Net" are in an under-recovered position, resulting in a regulatory asset as of both September 30, 2022 and December 31, 2021. The decrease in this asset is primarily due to the recoveries from customers exceeding the actual gas commodity costs and changes in valuations of hedged natural gas positions. ETG's Deferred Gas Costs-Net are in an over-recovered position, resulting in a regulatory liability as of September 30, 2022 and December 31, 2021, see the Regulatory Liabilities table below.

CIP RECEIVABLE - The CIP tracking mechanism at SJG and ETG adjusts earnings when the actual usage per customer experienced during the period varies from an established baseline usage per customer. For SJG, actual usage per customer was more than the established baseline during the first nine months of 2022, resulting in a reduction of the regulatory asset at September 30, 2022 as compared to December 31, 2021. For ETG, actual usage per customer was less than the established baseline during the first nine months of 2022, resulting in an increase of the regulatory asset at September 30, 2022. As noted in Note 7, ETG began recovering against the CIP deferred regulatory asset on October 1, 2022.

DEFERRED INTEREST RATE CONTRACTS - These amounts represent the net unrealized gains or losses of interest rate derivatives as discussed further in Note 12.

EET/EEP - The EET/EEP Regulatory Assets of SJG and ETG increased from December 31, 2021 to September 30, 2022 primarily due to expenditures in excess of recoveries as well as investments in the new EEP.

WNC - The tariffs for ETG included a weather normalization clause that reduced customer bills when weather was colder than normal and increased customer bills when weather was warmer than normal. The WNC deferral ended May 31, 2021 and was replaced by the CIP effective July 1, 2021. As such, the WNC program is no longer active. The remaining under-recovered WNC deferral balance is inconsequential and is presented with the CIP.

DEFERRED COVID-19 COSTS - On July 2, 2020, the BPU issued an Order authorizing New Jersey's regulated utilities to create a COVID-19-related regulatory asset by deferring on their books and records the prudently incurred incremental costs related to COVID-19 beginning on March 9, 2020 and continuing through September 30, 2021, or 60 days after the termination of the public health emergency, whichever is later. On September 14, 2021, the BPU extended this period to December 31, 2022. The Company is required to file quarterly reports with the BPU, along with a petition of recovery of such incremental costs with the BPU by December 31, 2022 or within 60 days of the close of the tracking period, whichever is later. The deferred balance is principally related to expected credit losses from uncollectibles as a result of the COVID-19 pandemic, specifically related to changes in payment patterns observed to date and consideration of macroeconomic factors. We have deemed these costs to be probable of recovery. As of September 30, 2022 and December 31, 2021, ETG deferred $11.6 million and $10.2 million, respectively, and SJG deferred $7.8 million and $7.7 million, respectively, principally related to changes in payment patterns observed to date and consideration of macroeconomic factors. The Utilities continued the suspension of disconnects for nonpayment by our customers, based on an executive order issued by the Governor of New Jersey in 2020, in which water, gas and electricity providers were barred from cutting services to New Jersey residents. On June 14, 2021, the Governor ended the shutoff moratorium effective July 1, 2021, but established a grace period that ran through the end of 2021. In December 2021, the Governor extended this grace period to March 15, 2022. During the grace period, disconnections for residential customers for nonpayment were prohibited, and low and moderate income households had until March 15, 2022 to work out how to pay back any outstanding bills. On March 25, 2022, the BPU approved an order which amended the existing customer bill of rights. These amendments require the Company to continue service for customers who submitted an application for State-administered utility assistance programs prior to June 15, 2022. The Company is required to continue service through the date that the application is either approved or rejected by the respective State agency.

OTHER REGULATORY ASSETS - The Other Regulatory Asset balance decreased from December 31, 2021 to September 30, 2022 primarily due to the write-off of an ETG regulatory asset which consisted of certain non-functioning property, plant, and equipment costs which was determined to no longer be probable of recovery (see Note 1).

The Utilities' Regulatory Liabilities as of September 30, 2022 and December 31, 2021 consisted of the following items (in thousands):

	September 30, 2022
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,947	$35,221	$48,168
Excess Deferred Taxes	193,830	108,790	302,620
Deferred Gas Costs - Net	—	52,535	52,535
Other Regulatory Liabilities	3,549	1,727	5,276
Total Regulatory Liabilities	$210,326	$198,273	$408,599

	December 31, 2021
	SJG	ETG	Total SJI
Excess Plant Removal Costs	$12,125	$33,988	$46,113
Excess Deferred Taxes	206,902	111,003	317,905
Deferred Gas Costs - Net	—	28,842	28,842
Other Regulatory Liabilities	3,384	2,707	6,091
Total Regulatory Liabilities	$222,411	$176,540	$398,951

EXCESS DEFERRED TAXES - This liability is recognized as a result of Tax Reform enacted into law on December 22, 2017. The decrease in this regulatory liability from December 31, 2021 to September 30, 2022 is related to excess tax amounts returned to customers through customer billings. See Note 10 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through ETG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchase are also included in the BGSS, subject to BPU approval. The increase from December 31, 2021 to September 30, 2022 is primarily due to the change in the value of the energy related derivative contracts along with the recoveries from customers exceeding the actual gas commodity costs.

9.    PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2022 and 2021, net periodic benefit cost related to the SJI employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service Cost	$1,241	$1,519	$3,880	$4,701
Interest Cost	3,681	3,404	10,510	9,876
Expected Return on Plan Assets	(5,736)	(6,154)	(18,137)	(17,821)
Amortizations:
Prior Service Cost	17	25	53	73
Actuarial Loss	2,014	3,325	5,691	9,713
Net Periodic Benefit Cost	1,217	2,119	1,997	6,542
Settlement Cost	202	—	202	—
Capitalized Benefit Cost	(409)	(577)	(1,405)	(1,708)
Deferred Benefit Cost (Credit)	8	(339)	677	(971)
Total Net Periodic Benefit Expense	$1,018	$1,203	$1,471	$3,863

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service Cost	$154	$212	$499	$638
Interest Cost	494	475	1,499	1,424
Expected Return on Plan Assets	(1,692)	(1,436)	(5,075)	(4,308)
Amortizations:
Prior Service Cost	(156)	(156)	(468)	(468)
Actuarial Loss	25	273	94	817
Net Periodic Benefit Cost	(1,175)	(632)	(3,451)	(1,897)
Capitalized Benefit Cost	(49)	(108)	(169)	(320)
Deferred Benefit Cost	355	337	1,420	1,010
Total Net Periodic Benefit Expense	$(869)	$(403)	$(2,200)	$(1,207)

The Pension Benefits Net Periodic Benefit Cost incurred by SJG was approximately $0.4 million and $1.6 million of the totals presented in the table above for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $4.7 million of the totals presented in the table above for the nine months ended September 30, 2022 and 2021, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 7.25%.

The Other Postretirement Benefits Net Periodic Benefit Cost incurred by SJG was approximately $(0.6) million of the totals presented in the table above for both the three months ended September 30, 2022 and 2021,, and $(2.8) million and $(1.6) million of the totals presented in the table above for the nine months ended September 30, 2022 and 2021, respectively. The weighted average expected long term rate of return on plan assets used to determine the net benefit cost was 6.75%.

Capitalized benefit costs reflected in the table above relate to the Utilities' construction programs.

No contributions were made to the pension plans by either SJI or SJG during the nine months ended September 30, 2022 or 2021. Future pension contributions by SJI cannot be determined at this time. Payments related to the unfunded SERP for SJG are expected to be approximately $3.9 million in 2022.

See Note 12 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information related to SJI’s and SJG's pension and other postretirement benefits.

10.    LINES OF CREDIT & SHORT-TERM BORROWINGS:

Credit facilities and available liquidity as of September 30, 2022 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$7,100	(A)	$492,900	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	97,300	(B)	152,700	September 2026

ETG:
ETG Revolving Credit Facility	250,000	107,800	(C)	142,200	September 2026

Total	$1,000,000	$212,200		$787,800

(A) Includes letters of credit outstanding in the amount of $7.1 million, which is used for various construction and operating activities.

(B) Includes letters of credit outstanding in the amount of $1.9 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.

(C) There are currently no letters of credit outstanding that support ETG's construction activity.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of September 30, 2022.

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

SJI, SJG and ETG were all in compliance with the financial covenants in their respective borrowing arrangements described herein and in Note 14 as of September 30, 2022.

The consummation of the Merger would constitute a "Change in Control" under the Revolving Credit Facility, and, as such, would create an event of default, resulting in amounts outstanding being payable. The Parent has entered into a five-year revolving credit agreement with a syndicate of lenders, with the expectation that upon consummation of the Merger, each of SJI, SJG and ETG will sign joinders to that new credit agreement and become borrowers thereunder with available credit and other terms similar to the Revolving Credit Agreement, however it could result in additional interest to be paid. At such time, the Revolving Credit Agreement would be terminated.

The weighted average interest rate on these borrowings, which changes daily, were as follows:

	September 30, 2022	September 30, 2021
Weighted average interest rate on borrowings:
SJI (inclusive of SJG, ETG and SJIU)	3.90%	0.69%
SJG	1.42%	0.18%

Average borrowings and maximum amounts outstanding on these facilities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average borrowings outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$249,350	$83,500	$209,811	$169,000
SJG	$40,150	$47,000	$35,644	$24,200

Maximum amounts outstanding, not including LOC:
SJI (inclusive of all subsidiaries' facilities)	$366,800	$159,800	$375,300	$452,900
SJG	$110,300	$87,300	$110,300	$87,300

11.    COMMITMENTS AND CONTINGENCIES:

Except as described below, there have been no significant changes to the Company's commitments and contingencies since December 31, 2021, which are described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

GAS SUPPLY CONTRACTS - SJG has certain commitments for both pipeline capacity and gas supply for which SJG pays fees regardless of usage. Those commitments, as of September 30, 2022, averaged $101.0 million annually and totaled $458.7 million over the contracts’ lives; the increase since December 31, 2021 is due to two executed contracts in the first quarter of 2022 with Adelphia and Columbia pipelines and extension of the existing firm capacity contracts with Columbia pipelines during the second quarter 2022.  Approximately 53% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

GUARANTEES — As of September 30, 2022, SJI had issued $11.5 million of parental guarantees on behalf of EnergyMark, an unconsolidated subsidiary. These guarantees generally expire within one year and were issued to enable the subsidiary to market retail natural gas.

AFFILIATE LOANS - SJI has provided $93.4 million and $62.6 million in capital contribution loans to REV, which are recorded in Notes Receivable - Affiliates on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively (see Note 3). The amount of capital contribution loans may be amended upward from time to time at the sole discretion of SJI.

COLLECTIVE BARGAINING AGREEMENTS — SJI and its subsidiaries employed 1,163 and 1,173 employees as of September 30, 2022 and December 31, 2021, respectively. SJG employed 422 and 432 employees as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, 286 of the total number of employees were represented by labor unions at SJG, and 211 were represented by a labor union at ETG. As of December 31, 2021, 289 of the total number of employees were represented by labor unions at SJG, and 233 were represented by a labor union at ETG. Collective bargaining agreements with unions that represent SJG employees include agreements with IBEW Local 1293, which was finalized in February 2022 and now runs through February 2025, and with IAM Local 76 which runs through August 2025. A collective bargaining agreement with UWUA Local 424 that represents unionized ETG employees was renegotiated and now runs through October 2024. The labor agreements cover wage increases, health and welfare benefits, paid time off programs, and other benefits. At ETG, 47 current employees voted to certify as a new bargaining unit effective November 23, 2021, for which SJI is actively negotiating a new collective bargaining agreement.

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

In August 2018, the State of New Jersey filed a civil enforcement action in the New Jersey Superior Court, Atlantic County, against SJG and several other current and former owners of certain property in Atlantic City, NJ alleging damage to the State's natural resources and seeking payment for damages to those natural resources, where SJG and its predecessors previously operated a manufactured gas plant. Assessment of the nature and extent of the alleged damages requires substantial analysis from multiple experts. To date, discovery has not yet taken place and there is limited precedent on a number of the legal matters involved. As a result, SJG is currently evaluating the merits of the State of New Jersey’s allegations. All parties have agreed to and begun mediation efforts. SJG intends to vigorously defend itself in this matter, however, an adverse outcome in the litigation could have a material impact on SJI's and SJG's results of operations, financial condition and liquidity. SJG has recorded a liability based on its best-estimate of the probable outcome of this matter as of September 30, 2022. This manufactured gas plant site has been fully remediated as discussed under "Environmental Remediation Costs" below.

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

SJI has accrued approximately $18.1 million and $11.3 million related to all claims in the aggregate as of September 30, 2022 and December 31, 2021, respectively, of which SJG has accrued approximately $17.5 million and $10.0 million as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022, SJI and SJG had outstanding derivative contracts as follows:

	SJI Consolidated	SJG
Derivative contracts intended to limit exposure to market risk to:
Expected future purchases of natural gas (in MMdts)	77.9	12.7
Expected future sales of natural gas (in MMdts)	72.1	0.4

Basis and Index related net purchase contracts (in MMdts)	73.4	7.0

The expected future purchases and sales of electricity are not material.

These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Energy Related Assets or Derivatives - Energy Related Liabilities on the condensed consolidated balance sheets of SJI and SJG. For SJRG contracts, the net unrealized pre-tax gains (losses) for these energy-related commodity contracts are included with realized gains (losses) in Operating Revenues – Nonutility on the condensed consolidated statements of (loss)/income for SJI. These unrealized pre-tax gains (losses) were $11.3 million and $(19.8) million for the three months ended September 30, 2022 and 2021, respectively, and $(43.9) million and $(35.1) million for the nine months ended September 30, 2022 and 2021, respectively. For ETG's and SJG's contracts, the costs or benefits are recoverable through the BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains (losses) for SJG and ETG energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed consolidated balance sheets of SJI (ETG and SJG) and SJG. As of September 30, 2022 and December 31, 2021, SJI had $59.9 million and $22.1 million, respectively, and SJG had $24.0 million and $7.1 million, respectively, of net unrealized gains included in its BGSS related to energy-related commodity contracts.

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

As of September 30, 2022, SJG’s active interest rate swaps were as follows:

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

The fair values of all derivative instruments, as reflected in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

SJI (includes SJG and all other consolidated subsidiaries):
Derivatives not designated as hedging instruments under GAAP	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives - Energy Related - Current	$187,126	$159,805	$95,041	$60,002
Derivatives - Energy Related - Non-Current	52,461	39,359	22,488	16,079
Interest rate contracts:
Derivatives - Other - Current	—	215	—	568
Derivatives - Other - Noncurrent	—	2,646	—	7,432
Total Derivatives	$239,587	$202,025	$117,529	$84,081

SJG:
Derivatives not designated as hedging instruments under GAAP	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Energy-related commodity contracts:
Derivatives – Energy Related – Current	$33,317	$9,547	$9,396	$2,520
Derivatives – Energy Related – Non-Current	652	425	507	324
Interest rate contracts:
Derivatives – Other - Current	—	215	—	568
Derivatives – Other - Noncurrent	—	2,646	—	7,432
Total Derivatives	$33,969	$12,833	$9,903	$10,844

SJI and SJG enter into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. These derivatives are presented at gross fair values on the condensed consolidated balance sheets.

Information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2022
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$239,587	$—	$239,587	$(128,106)	(A)	$(28,918)	$82,563
Derivatives - Energy Related Liabilities	$(199,164)	$—	$(199,164)	$128,106	(B)	$—	$(71,058)
Derivatives - Other	$(2,861)	$—	$(2,861)	$—		$—	$(2,861)
SJG:
Derivatives - Energy Related Assets	$33,969	$—	$33,969	$(4,620)	(A)	$—	$29,349
Derivatives - Energy Related Liabilities	$(9,972)	$—	$(9,972)	$4,620	(B)	$—	$(5,352)
Derivatives - Other	$(2,861)	$—	$(2,861)	$—		$—	$(2,861)

As of December 31, 2021
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted/(Received)
SJI (includes SJG and all other consolidated subsidiaries):
Derivatives - Energy Related Assets	$117,529	$—	$117,529	$(57,804)	(A)	$(32,782)	$26,943
Derivatives - Energy Related Liabilities	$(76,081)	$—	$(76,081)	$57,804	(B)	$—	$(18,277)
Derivatives - Other	$(8,000)	$—	$(8,000)	$—		$—	$(8,000)
SJG:
Derivatives - Energy Related Assets	$9,903	$—	$9,903	$(1,780)	(A)	$—	$8,123
Derivatives - Energy Related Liabilities	$(2,844)	$—	$(2,844)	$1,780	(B)	$—	$(1,064)
Derivatives - Other	$(8,000)	$—	$(8,000)	$—		$—	$(8,000)

(A) The balances at September 30, 2022 and December 31, 2021 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2022 and December 31, 2021 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Previously in Cash Flow Hedging Relationships under GAAP	2022	2021	2022	2021
SJI (includes SJG and all other consolidated subsidiaries):
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(11)	$(12)	$(35)	$(35)

SJG:
Interest Rate Contracts:
Losses reclassified from AOCL into income (a)	$(11)	$(12)	$(35)	$(35)

(a) Included in Interest Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments under GAAP	2022	2021	2022	2021
SJI (no balances for the Utilities; includes all other consolidated subsidiaries):
Gains (Losses) on energy-related commodity contracts (a)	$11,319	$(19,815)	$(43,872)	$(35,089)

(a)  Included in Operating Revenues - Nonutility

Certain of SJI’s derivative instruments contain provisions that require immediate payment or demand immediate and ongoing collateralization on derivative instruments in net liability positions in the event of a material adverse change in the credit standing of SJI. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on September 30, 2022 is not material. The amount SJI would have been required to pay to settle the instruments immediately or post collateral to its counterparties if the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2022 after offsetting asset positions with the same counterparties under master netting arrangements, is also not material.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2022	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$37	$37	$—	$—
Derivatives – Energy Related Assets (B)	239,587	110,170	103,206	26,211
	$239,624	$110,207	$103,206	$26,211
SJG:
Assets
Derivatives – Energy Related Assets (B)	$33,969	$13,145	$9	$20,815
	$33,969	$13,145	$9	$20,815
SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$199,164	$19,668	$150,832	$28,664
Derivatives – Other (C)	2,861	—	2,861	—
	$202,025	$19,668	$153,693	$28,664
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$9,972	$4,620	$5,352	$—
Derivatives – Other (C)	2,861	—	2,861	—
	$12,833	$4,620	$8,213	$—

As of December 31, 2021	Total	Level 1	Level 2	Level 3
SJI (includes SJG and all other consolidated subsidiaries):
Assets
Available-for-Sale Securities (A)	$37	$37	$—	$—
Derivatives – Energy Related Assets (B)	117,529	56,260	52,277	8,992
	$117,566	$56,297	$52,277	$8,992
SJG:
Assets
Derivatives – Energy Related Assets (B)	$9,903	$4,648	$1,617	$3,638
	$9,903	$4,648	$1,617	$3,638

SJI (includes SJG and all other consolidated subsidiaries):
Liabilities
Derivatives – Energy Related Liabilities (B)	$76,081	$21,879	$45,890	$8,312
Derivatives – Other (C)	8,000	—	8,000	—
	$84,081	$21,879	$53,890	$8,312
SJG:
Liabilities
Derivatives – Energy Related Liabilities (B)	$2,844	$1,780	$1,064	$—
Derivatives – Other (C)	8,000	—	8,000	—
	$10,844	$1,780	$9,064	$—

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands, except for ranges):

SJI (includes SJG and all other consolidated subsidiaries):

Type	Fair Value at September 30, 2022		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$26,211	$28,664	Discounted Cash Flow	Forward price (per dt)	$2.62 - $18.03 [$6.50]	(A)

Type	Fair Value at December 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$8,916	$8,107	Discounted Cash Flow	Forward price (per dt)	$1.77 - $8.30 [$3.73]	(A)

SJG:

Type	Fair Value at September 30, 2022		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$20,815	$0	Discounted Cash Flow	Forward price (per dt)	$4.47 - $15.55 [$9.89]	(A)

Type	Fair Value at December 31, 2021		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$3,638	$—	Discounted Cash Flow	Forward price (per dt)	$3.75 - $5.66 [$4.94]	(A)

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

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$1,364	$680
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,786)	1,667
Settlements	(1,031)	(4,800)

Balance at end of period	$(2,453)	$(2,453)

SJG:
Balance at beginning of period	$22,215	$3,638
Other Changes in Fair Value from Continuing and New Contracts, Net	(1,400)	20,815
Settlements	—	(3,638)

Balance at end of period	$20,815	$20,815

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
SJI (includes SJG and all other consolidated subsidiaries):
Balance at beginning of period	$4,956	$11,006
Other Changes in Fair Value from Continuing and New Contracts, Net	(13,860)	(12,547)
Settlements	(1,222)	(8,585)

Balance at end of period	$(10,126)	$(10,126)

SJG:
Balance at beginning of period	$4,721	$3,385
Other Changes in Fair Value from Continuing and New Contracts, Net	2,396	7,117
Settlements	—	(3,385)

Balance at end of period	$7,117	$7,117

14.    LONG-TERM DEBT:

Except as described below, there have been no significant changes to SJI's or SJG's long-term debt since December 31, 2021. See Note 14 to the Consolidated Financial Statements in Item 8 of SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

The consummation of the Merger would constitute a "Change in Control" under certain long-term debt agreements of each of SJI, SJG and ETG, and, as such, would provide applicable debt holders the right to have their debt repurchased. The Parent has entered into term-loan credit agreements with a syndicate of lenders intended to fund any such required repurchases. Upon consummation of the Merger, each of SJI, SJG and ETG is expected to sign a joinder to the relevant term-loan agreement to provide it with the funds necessary to make any such debt repurchases, which could result in additional interest to be paid.

In March 2022, SJG repaid $2.5 million of 4.84% MTNs, which are due annually with the final payment due March 2026.

In April 2022, SJG repaid $3.2 million of 3.74% MTNs, which are due annually with the final payment due April 2032.

In June 2022, SJG repaid $7.5 million of 4.93% MTNs, which are due annually with the final payment due June 2026.

In September 2022, SJG repaid $10.0 million of 3.00% MTNs, which are due annually with the final payment due September 2024.

In June 2022, SJI repaid $35.0 million of 3.71% MTNs at maturity.

On July 14, 2022, SJI entered into a Note Purchase Agreement ("July 2022 NPA") that provided for the Company to issue an aggregate of $400.0 million of senior unsecured notes in four series, as follows:

•$100.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022A, due July 14, 2027 (the “Series 2022A Notes”)
•$100.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022B, due July 14, 2029 (the “Series 2022B Notes”)
•$120.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022C, due July 14, 2032 (the “Series 2022C Notes”)
•$80.0 million million aggregate principal amount of the Company’s Senior Notes, Series 2022D, due July 14, 2034 (the “Series 2022D Notes”) and, together with the Series 2022A Notes, the Series 2022B Notes and the Series 2022C Notes, the “Notes.”

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

The Company issued the remaining 50% of each series of Notes on September 15, 2022 (a total of $200.0 million of Notes) as follows:

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

The July 2022 NPA includes a carve-out for the Merger such that the Change in Control provision in that Merger Agreement will not be triggered by the consummation of the Merger. In addition, in the event of the sale of a Substantial Part (as defined in the Note Purchase Agreement) of the assets of the Company and its subsidiaries, the Company may be required to use a portion of such proceeds to prepay or retire Senior Indebtedness, which term is defined in the Note Purchase Agreement and includes, among other things, the Notes.

15.    REVENUE:

There have been no significant changes to the nature of the Company's revenues or the revenue recognition policies and practices of the Company since December 31, 2021, which are described in Note 19 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

Disaggregated revenues from contracts with customers are disclosed below, by operating segment (in thousands).

	Three Months Ended September 30, 2022
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$36,727	$18,481	$—	$530	$—	$—	$55,738
Commercial & Industrial	29,397	20,789	624,866	—	7,409	(8,030)	674,431
OSS & Capacity Release	4,742	—	—	—	—	—	4,742
Other	447	192	—	1,389	—	215	2,243
	$71,313	$39,462	$624,866	$1,919	$7,409	$(7,815)	$737,154
Product/Service Line:
Gas	$71,313	$39,462	$624,866	$—	$—	$(8,030)	$727,611
Solar	—	—	—	—	1,158	—	1,158
Fuel Cells	—	—	—	—	6,180	—	6,180
Other	—	—	—	1,919	71	215	2,205
	$71,313	$39,462	$624,866	$1,919	$7,409	$(7,815)	$737,154

	Nine Months Ended September 30, 2022
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$306,124	$171,765	$—	$1,562	$—	$—	$479,451
Commercial & Industrial	143,934	106,880	1,599,474	21	18,321	(19,977)	1,848,653
OSS & Capacity Release	14,166	—	—	—	—	—	14,166
Other	3,568	683	—	4,048	—	—	8,299
	$467,792	$279,328	$1,599,474	$5,631	$18,321	$(19,977)	$2,350,569
Product/Service Line:
Gas	$467,792	$279,328	$1,599,474	$—	$—	$(19,977)	$2,326,617
Electric	—	—	—	21	—	—	21
Solar	—	—	—	—	4,195	—	4,195
Fuel Cells	—	—	—	—	13,283	—	13,283
Other	—	—	—	5,610	843	—	6,453
	$467,792	$279,328	$1,599,474	$5,631	$18,321	$(19,977)	$2,350,569

	Three Months Ended September 30, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$33,075	$18,993	$—	$488	$—	$—	$52,556
Commercial & Industrial	27,538	18,269	406,985	2,846	7,352	(1,333)	461,657
OSS & Capacity Release	2,504	—	—	—	—	—	2,504
Other	668	376	—	1,502	—	(180)	2,366
	$63,785	$37,638	$406,985	$4,836	$7,352	$(1,513)	$519,083
Product/Service Line:
Gas	$63,785	$37,638	$406,985	$—	$—	$(1,294)	$507,114
Electric	—	—	—	2,846	—	(39)	2,807
Solar	—	—	—	—	1,961	—	1,961
Fuel Cells	—	—	—	—	5,063	—	5,063
Landfills	—	—	—	—	328	—	328
Other	—	—	—	1,990	—	(180)	1,810
	$63,785	$37,638	$406,985	$4,836	$7,352	$(1,513)	$519,083

	Nine Months Ended September 30, 2021
	SJG Utility Operations	ETG Utility Operations	Wholesale Energy Operations	Retail Services	Renewables	Corporate Services and Intersegment	Total
Customer Type:
Residential	$250,697	$156,254		$1,482	$—	$—	$408,433
Commercial & Industrial	119,565	89,464	1,032,181	6,409	17,980	(8,955)	1,256,644
OSS & Capacity Release	7,053	—	—	—	—	—	7,053
Other	2,086	748	—	3,469	—	(385)	5,918
	$379,401	$246,466	$1,032,181	$11,360	$17,980	$(9,340)	$1,678,048
Product/ Service Line:
Gas	$379,401	$246,466	$1,032,181	$—	$—	$(8,790)	$1,649,258
Electric	—	—	—	6,409	—	(165)	6,244
Solar	—	—	—	—	4,776	—	4,776
Fuel Cells	—	—	—	—	12,167	—	12,167
Landfills	—	—	—	—	1,037	—	1,037
Other	—	—	—	4,951	—	(385)	4,566
	$379,401	$246,466	$1,032,181	$11,360	$17,980	$(9,340)	$1,678,048

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

The Utilities' rate mechanisms that qualify as alternative revenue programs are described in Note 10 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021. Total revenues arising from alternative revenue programs at SJI were $3.5 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $(5.6) million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. Total revenues arising from alternative revenue programs at SJG were $0.8 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $(6.0) million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table provides information about SJI's and SJG's receivables (excluding SJG receivables from related parties) and unbilled revenue from contracts with customers (in thousands):

	Accounts Receivable (A)	Unbilled Revenue (B)
SJI (including SJG and all other consolidated subsidiaries):
Beginning balance as of January 1, 2022	$343,835	$87,357
Ending balance as of September 30, 2022	352,437	22,021
Increase (Decrease)	$8,602	$(65,336)

Beginning balance as of January 1, 2021	$278,723	$85,423
Ending balance as of September 30, 2021	272,286	26,783
Increase (Decrease)	$(6,437)	$(58,640)

SJG:
Beginning balance as of January 1, 2022	$125,848	$43,236
Ending balance as of September 30, 2022	99,727	11,258
Increase (Decrease)	$(26,121)	$(31,978)

Beginning balance as of January 1, 2021	$88,657	$46,837
Ending balance as of September 30, 2021	83,031	8,288
Increase (Decrease)	$(5,626)	$(38,549)

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

16.    ACQUISITIONS & BUSINESS COMBINATIONS:

Bronx Midco

Catamaran and a third party formed Bronx Midco, of which Catamaran owns 99%. On June 9, 2021, Bronx Midco purchased a fuel cell project totaling 5 MW in Bronx, New York, which was completed and became operational during the third quarter of 2022. Marina, through its ownership in Catamaran, has a 92% ownership interest in Bronx Midco, and, as a result, Marina consolidates the entity as Marina has the power to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

The total cost of the fuel cell project is $60.1 million, of which the partners have paid $50.8 million as of September 30, 2022; the remaining balance was paid in October 2022. Of this total, Marina invested $46.8 million as of September 30, 2022. To account for the third party partner's interest in Bronx Midco, Marina recorded $4.0 million of NCIs in Total Equity on the condensed consolidated balance sheets as of September 30, 2022. The major depreciable assets of the Bronx Midco fuel cell project are the fuel cell modules, which will be depreciated over their estimated useful lives of 35 years once placed in service. The lease cost associated with the land lease is being recognized on a straight-line basis over the lease term of 35 years.

All assets and financial results of Bronx Midco are included in the Renewables segment. Revenues and expenses incurred in the Company's condensed consolidated statements of (loss)/income in the three and nine months ended September 30, 2022 and 2021 are not material.

Red River

On March 22, 2022, SJI, through its wholly-owned subsidiary SJI RNG Devco, LLC, formed the Red River joint venture with two third party partners, of which SJI RNG Devco, LLC has an 80% ownership interest. Red River was formed for the purpose of building anaerobic digesters on certain dairy farms to produce RNG for injection into natural gas pipelines, and supporting SJI's commitment to decarbonization. In 2022, SJI invested $55.7 million into the Red River joint venture. There has been no other activity among this joint venture as of September 30, 2022.

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

The Company determined that, during the three and nine months ended September 30, 2022, there were not indicators of impairment of the goodwill associated with its reporting units, and as such did not perform a quantitative analysis. The qualitative factors analyzed also included macroeconomic conditions related to the COVID-19 pandemic. There were no impairments recorded for the three and nine months ended September 30, 2022 and 2021. Should economic conditions deteriorate in future periods or become depressed for a prolonged period of time, estimates of future cash flows and market valuation assumptions may not be sufficient to support the carrying value, requiring impairment charges in the future.

As of both September 30, 2022 and December 31, 2021, SJI had $707.0 million of goodwill, including $700.2 million in the ETG Utility Operations segment and $6.8 million included in the Retail Services segment.

IDENTIFIABLE INTANGIBLE ASSETS - The primary identifiable intangible assets of the Company are customer relationships within the Retail Services segment, interconnection and power purchase agreements at Annadale (collectively "Annadale intangible assets"), and an AMA within the ETG Utility Operations segment which expired on March 31, 2022.

Total SJI amortization expense related to identifiable intangible assets was $0.2 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively. No impairment charges were recorded on identifiable intangible assets during the three and nine months ended September 30, 2022 or 2021.

Other than amortization, there were no significant changes to the identifiable intangible assets since December 31, 2021. For more information, see Note 21 to the Consolidated Financial Statements in Item 8 of SJI's and SJG’s Annual Report on Form 10-K for the year ended December 31, 2021.

18.    SUBSEQUENT EVENTS:

On October 21, 2022, FERC issued an order authorizing its approval of the Merger under Section 203 of the Federal Power Act.

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

On April 25, 2022, certain subsidiaries of the Company and NJ Boardwalk Holdings, LLC, an affiliate of IIF filed a joint application requesting approval of the Merger with the FERC under Section 203 of the Federal Power Act, which was assigned FERC Docket No. EC22-60 (the “FERC Application for Approval”). The FERC established a May 16, 2022 deadline date for comments on the filing. While several motions to intervene were filed, only one entity filed substantive comments on the FERC Application for Approval. Those comments did not ask FERC to reject the FERC Application for Approval, but questioned the description of IIF’s affiliates. On May 31, 2022, the Company and IIF filed replies to the May 16, 2022 comments. On October 21, 2022, FERC submitted its approval of the FERC Application for Approval.

On April 29, 2022, the Company and Parent filed the notification and report form with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and for which the waiting period expired on May 31, 2022 at 11:59pm.

COVID-19 - See “Deferred COVID-19 Costs” in Note 8 to the condensed consolidated financial statements for information about regulatory assets recorded as of September 30, 2022 and December 31, 2021 related to incremental costs incurred related to COVID-19. Except as discussed therein, the impact of COVID-19 on the financial results of the Company has not been material for the three and nine months ended September 30, 2022 and 2021, respectively. For additional information related to COVID-19 and its impacts, see the "COVID-19" section of Item 7 "Management Discussion & Analysis of Financial Condition and Results of Operations" of SJI's Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies — Estimates and Assumptions — There have been no changes to these estimates and assumptions from SJI's and SJG's Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Decarbonization consists of
◦SJI Renewables Energy Ventures, LLC, which includes our equity interest in REV, which is included in Equity in Earnings (Losses) of Affiliated Companies on the condensed consolidated statements of (loss)/income.
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

SOUTH JERSEY INDUSTRIES, INC.

RESULTS OF OPERATIONS:

Summary:

SJI's net income for the three months ended September 30, 2022 decreased $11.9 million to a net loss of $37.9 million compared with the same period in 2021. SJI's income from continuing operations for the three months ended September 30, 2022 decreased $11.9 million to a loss of $37.8 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the gas utility operations at ETG for the three months ended September 30, 2022 decreased $14.7 million to a loss of $16.4 million compared with the same period in 2021 primarily due to a gain recorded during the third quarter of 2021 from a UTUA settlement agreement with the New Jersey Division of Taxation that did not recur in 2022, along with a write-off of a regulatory asset in 2022 which consisted of certain property, plant and equipment determined to be no longer probable of recovery (see Note 1 to the condensed consolidated financial statements).

•The income contribution from the renewables operating segment for the three months ended September 30, 2022 decreased $4.0 million to a loss of $1.1 million compared with the same period in 2021 primarily due to the timing of ITCs recorded on fuel cell and solar projects (see Note 1 to the condensed consolidated financial statements). and an impairment charge taken at Energenic (see Note 3 to the condensed consolidated financial statements).

•The income contribution from the decarbonization segment for the three months ended September 30, 2022 decreased $1.5 million to a loss of $1.0 million compared with the same period in 2021 primarily due to losses incurred during the quarter at REV, in which SJI Renewable Energy Ventures, LLC has a 35% equity interest.

•The Corporate & Services segment incurred approximately $1.4 million of costs related to the Merger Agreement that did not occur in the prior year period (see Note 1 to the condensed consolidated financial statements).

•The income contribution from the wholesale energy operating segment for the three months ended September 30, 2022 increased $26.7 million to $15.9 million compared with the same period in 2021 primarily due to the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, along with higher margins from daily energy trading activities during the third quarter of 2022.

•SJI recorded a valuation allowance of $16.8 million related to state deferred taxes for a certain tax filing group, inclusive of net operating loss carryforwards and credits which are expected to expire prior to being fully utilized.

SJI's net income for the nine months ended September 30, 2022 increased $66.6 million to net income of $72.7 million compared with the same period in 2021. SJI's income from continuing operations for the nine months ended September 30, 2022 increased $66.7 million to income of $73.0 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The income contribution from the midstream operating segment for the nine months ended September 30, 2022 increased $87.1 million to $1.7 million compared with the same period in 2021 primarily due to an other-than-temporary impairment charge on the Company's equity method investment in PennEast recorded in the prior period (see Note 3 to the condensed consolidated financial statements).

•The income contribution from the wholesale energy operating segment for the nine months ended September 30, 2022 increased $9.1 million to $6.7 million compared with the same period in 2021 primarily due to higher margins from daily energy trading activities and colder weather experienced in the first quarter of 2022. This was partially offset with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility.

•The income contribution from the renewables operating segment for the nine months ended September 30, 2022 increased $6.1 million to $9.8 million compared with the same period in 2021 primarily due to the timing of ITCs recorded on fuel cell and solar projects (see Note 1 to the condensed consolidated financial statements).

•The income contribution from the gas utility operations at SJG for the nine months ended September 30, 2022 increased $3.2 million to $85.4 million compared with the same period in 2021, primarily due to the roll-in of infrastructure programs and customer growth.

•SJI recorded a valuation allowance of $16.8 million related to state deferred taxes for a certain tax filing group, inclusive of net operating loss carryforwards and credits which are expected to expire prior to being fully utilized.

•The income contribution from the gas utility operations at ETG for the nine months ended September 30, 2022 decreased $14.5 million to $18.8 million compared with the same period in 2021 primarily due to a gain recorded during the third quarter of 2021 from a UTUA settlement agreement with the New Jersey Division of Taxation that did not recur in 2022, along with a write-off of a regulatory asset in 2022 which consisted of certain property, plant and equipment determined to be no longer probable of recovery (see Note 1 to the condensed consolidated financial statements).

•The Corporate & Services segment incurred approximately $4.5 million of costs related to the Merger Agreement that did not occur in the prior year period (see Note 1 to the condensed consolidated financial statements).

•The income contribution from the decarbonization segment for the three months ended September 30, 2022 decreased $3.0 million to a loss of $2.1 million compared with the same period in 2021 primarily due to losses incurred during the quarter at REV, in which SJI Renewable Energy Ventures, LLC has a 35% equity interest.

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

•In past periods, SJE used forward contracts to mitigate commodity price risk on fixed price electric contracts with customers. In accordance with GAAP, the forward contracts were recorded at fair value, with changes in fair value recorded in earnings in the period of change. SJE no longer has any contracts outstanding as of September 30, 2022.

As a result, management also uses the non-GAAP financial measures of Economic Earnings and Economic Earnings per share when evaluating its results of operations. These non-GAAP financial measures should not be considered as an alternative to GAAP measures, such as net income, operating income, earnings per share from continuing operations or any other GAAP measure of financial performance.

We define Economic Earnings as: Income from Continuing Operations, (i) less the change in unrealized gains and plus the change in unrealized losses on non-utility derivative transactions; (ii) less income and plus losses attributable to noncontrolling interests; and (iii) less the impact of transactions, contractual arrangements or other events where management believes period to period comparisons of SJI's operations could be difficult or potentially confusing. With respect to part (iii) of the definition of Economic Earnings, items excluded from Economic Earnings for the three and nine months ended September 30, 2022 and 2021, are described in (A)-(F) in the table below.

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

Economic Earnings for the three months ended September 30, 2022 decreased $3.6 million to a loss of $22.4 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the renewables operating segment for the three months ended September 30, 2022 decreased $3.2 million to $0.2 million compared with the same period in 2021 primarily due to the timing of ITCs recorded on fuel cell and solar projects (see Note 1 to the condensed consolidated financial statements).

•The Economic Earnings contribution from the gas utility operations at ETG decreased $1.7 million to a loss of $11.2 million primarily due to higher depreciation and operations expenses.

•The income contribution from the decarbonization segment for the three months ended September 30, 2022 decreased $1.5 million to a loss of $1.0 million compared with the same period in 2021 primarily due to losses incurred during the quarter at REV, in which SJI Renewable Energy Ventures, LLC has a 35% equity interest.

•The Economic Earnings contribution from the wholesale energy operating segment for the three months ended September 30, 2022 increased $4.0 million to $7.7 million compared with the same period in 2021 primarily due to higher margins from daily energy trading activities.

Economic Earnings for the nine months ended September 30, 2022 increased $21.3 million to $133.4 million compared with the same period in 2021. The significant drivers for the overall change were as follows (all numbers in the bullet points below are presented after-tax):

•The Economic Earnings contribution from the wholesale energy operating segment for the nine months ended September 30, 2022 increased $15.4 million to $38.7 million compared with the same period in 2021 primarily due to higher margins from daily energy trading activities along with colder weather experienced in the first quarter of 2022.

•The Economic Earnings contribution from the renewables operating segment for the nine months ended September 30, 2022 increased $8.0 million to $12.0 million compared with the same period in 2021 primarily due to the timing of ITCs recorded on fuel cell and solar projects (see Note 1 to the condensed consolidated financial statements).

•The Economic Earnings contribution from gas utility operations at SJG for the nine months ended September 30, 2022 increased $4.6 million to $86.8 million compared with the same period in 2021 primarily due to the roll-in of infrastructure programs and customer growth.

•The Economic Earnings contribution from the decarbonization segment for the three months ended September 30, 2022 decreased $3.0 million to a loss of $2.1 million compared with the same period in 2021 primarily due to losses incurred during the quarter at REV, in which SJI Renewable Energy Ventures, LLC has a 35% equity interest.

•The Economic Earnings contribution from the midstream operating segment for the nine months ended September 30, 2022 decreased $2.0 million compared with the same period in 2021 primarily due to AFUDC recorded in 2021 that did not occur in 2022 due to the decision to cease further development of the PennEast project (see Note 3 to the condensed consolidated financial statements).

The following table presents a reconciliation of SJI's income from continuing operations and earnings per share from continuing operations to Economic Earnings and Economic Earnings per share for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) Income from Continuing Operations	$(37,771)	$(25,830)	$72,965	$6,308
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(11,319)	19,815	43,872	35,089
Income Attributable to Noncontrolling Interests	(196)	(238)	(491)	(540)
Impairment of Equity Method Investment (A)	1,158	—	1,158	87,370
Impairment of Property, Plant & Equipment (B)	7,217	—	9,114	—
Acquisition/Sale Net Costs (C)	1,248	924	6,401	1,602
Other (D)	—	(10,960)	—	(10,960)
Income Taxes (E)	434	(2,519)	(16,488)	(20,971)
Additional Tax Adjustments (F)	16,821	—	16,821	14,176
Economic Earnings	$(22,408)	$(18,808)	$133,352	$112,074

Earnings per Share from Continuing Operations	$(0.31)	$(0.23)	$0.59	$0.06
Minus/Plus:
Unrealized Mark-to-Market (Gains) Losses on Derivatives	(0.09)	0.17	0.36	0.32
Income Attributable to Noncontrolling Interests	(0.01)	—	(0.01)	(0.01)
Impairment of Equity Method Investment (A)	0.01	—	0.01	0.80
Impairment of Property, Plant & Equipment (B)	0.06	—	0.08	—
Acquisition/Sale Net Costs (C)	0.01	0.01	0.05	0.01
Other (D)	—	(0.10)	—	(0.10)
Income Taxes (E)	0.01	(0.02)	(0.14)	(0.19)
Additional Tax Adjustments (F)	0.14	—	0.14	0.13
Economic Earnings per Share	$(0.18)	$(0.17)	$1.08	$1.02

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) Income from Continuing Operations	$(8,057)	$(7,700)	$85,426	$82,231
Minus/Plus:
Impairment of Property, Plant & Equipment (B)	—	—	1,897	—
Income Taxes (E)	—	—	(518)	—
Economic Earnings	$(8,057)	$(7,700)	$86,805	$82,231

The reconciliation of derivative instruments not designated as hedging instruments under GAAP in the condensed consolidated statements of income (see Note 12 to the condensed consolidated financial statements), and the Economic Earnings table above, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total unrealized mark-to-market gains (losses) on derivatives	$11,319	$(19,815)	$(43,872)	$(35,089)
Income Attributable to Noncontrolling Interests	196	238	491	540
Impairment of Equity Method Investment (A)	(1,158)	—	(1,158)	(87,370)
Impairment of Property, Plant & Equipment (B)	(7,217)	—	(9,114)	—
Acquisition/Sale Net Costs (C)	(1,248)	(924)	(6,401)	(1,602)
Other (D)	—	10,960	—	10,960
Income Taxes (E)	(434)	2,519	16,488	20,971
Additional Tax Adjustments (F)	(16,821)	—	(16,821)	(14,176)
Total reconciling items between income from continuing operations and economic earnings	$(15,363)	$(7,022)	$(60,387)	$(105,766)

(A) Represents other-than-temporary impairment charges taken on the Company’s equity method investments in Energenic (2022) and PennEast (2021).

(B) Represents charges on property, plant & equipment and on a regulatory asset which consisted of certain property, plant & equipment that were deemed unrecoverable at SJG and ETG, respectively.

(C) In 2022, represents costs incurred related to the Merger Agreement and to finalize the transactions related to acquiring Bronx Midco and solar projects, partially offset with amounts included in continuing operations related to PennEast partnership distributions. In 2021, represents costs incurred to finalize acquisitions of solar projects, along with the final working capital payment on the sale of Elkton.

(D) For 2021, represents a gain recognized by ETG from a UTUA settlement agreement.

(E) The income taxes were determined using a combined average statutory tax rate.

(F) Represents state and federal deferred tax asset valuation allowances taken in 2022 and 2021, respectively.

SJI Utilities:

SJG Utility Operations:

The following tables summarize the composition of SJG utility operations operating revenues and margin for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Utility Operating Revenues:
Firm Sales -
Residential	$36,137	$32,750	$294,562	$243,945
Commercial	11,970	10,753	72,792	56,904
Industrial	227	231	2,570	2,411
Cogeneration & Electric Generation	2,251	2,126	3,895	3,444
Firm Transportation -
Residential	947	1,002	7,307	7,410
Commercial	6,726	5,945	35,634	30,962
Industrial	7,535	7,758	23,626	22,222
Cogeneration & Electric Generation	1,122	1,060	3,702	3,849

Total Firm Revenues	66,915	61,625	444,088	371,147

Interruptible Sales	—	40	913	185
Interruptible Transportation	14	370	1,598	1,153
Off-System Sales	44,046	7,169	104,619	37,189
Capacity Release	1,312	496	5,310	2,150
Other	433	258	1,057	748
	112,720	69,958	557,585	412,572
Less: Intercompany Sales	(7,613)	(907)	(18,726)	(7,662)
Total Utility Operating Revenues	105,107	69,051	538,859	404,910
Less:
Cost of Sales - Utility	59,905	16,630	236,872	109,878
Less: Intercompany Cost of Sales	(7,613)	(907)	(18,726)	(7,662)
Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	52,292	15,723	218,146	102,216
Less: Depreciation & Amortization (A)	28,727	30,083	99,591	89,279
Total GAAP Gross Margin	24,088	23,245	221,122	213,415
Add: Depreciation & Amortization (A)	28,727	30,083	99,591	89,279
Less: CIP Recoveries (B)	1,768	1,587	10,880	7,803
Less: RAC Recoveries (B)	2,306	6,965	18,655	20,893
Less: TIC Recoveries (B)	(1)	—	93	—
Less: EET Recoveries (B)	3,308	1,190	4,876	3,528
Less: Revenue Taxes	225	279	1,442	1,045
Utility Margin (C)	$45,209	$43,307	$284,767	$269,425

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Utility Margin:
Residential	$25,987	$23,630	$189,822	$181,330
Commercial and Industrial	16,370	15,111	82,455	76,233
Cogeneration and Electric Generation	1,290	1,136	3,494	3,558
Interruptible	27	15	72	94
Off-System Sales & Capacity Release	813	237	3,996	1,170
Other Revenues	1,114	523	2,015	1,502
Margin Before Weather Normalization & Decoupling	45,601	40,652	281,854	263,887
CIP Mechanism	(1,343)	1,011	(2,738)	885
EET Mechanism	951	1,644	5,651	4,653
Utility Margin (C)	$45,209	$43,307	$284,767	$269,425

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

Operating Revenues - SJG Utility Operations

Revenues from the gas utility operations at SJG increased $42.8 million, or 61.1%, for the three months ended September 30, 2022 compared with the same period in 2021. Excluding intercompany transactions, revenues increased $36.1 million, or 52.2%, for the three months ended September 30, 2022 compared with the same period in 2021.

Revenues from the gas utility operations at SJG increased $145.0 million, or 35.1%, for the nine months ended September 30, 2022 compared with the same period in 2021. Excluding intercompany transactions, revenues increased $133.9 million, or 33.1%, for the nine months ended September 30, 2022 compared with the same period in 2021. The significant drivers for the overall change were as follows:

•Firm revenue increased $5.3 million and $72.9 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021 primarily due to increased revenue related to BGSS recoveries, along with customer growth in 2022 compared to 2021. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on profitability, as further discussed below under the caption "Utility Margin."

•OSS increased $36.9 million and $67.4 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to higher commodity costs, along with colder weather. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG as SJG is required to return the majority of the profits of such activity to its ratepayers.

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

Total Utility Margin increased $1.9 million, or 4.4%, for the three months ended September 30, 2022 compared with the same period in 2021. Total Utility Margin increased $15.3 million, or 5.7%, for the nine months ended September 30, 2022 compared with the same period in 2021. The increases are primarily due to the roll-in of infrastructure programs and customer growth. The change in revenues from SJG's BGSS clause had no impact to SJG's Utility Margin as discussed under "Operating Revenues - SJG Utility Operations" above.

ETG Utility Operations:

The following tables summarize the composition of ETG utility operations operating revenues and margin for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Utility Operating Revenues:
Firm & Interruptible Sales -
Residential	$19,808	$18,060	$173,098	$155,593
Commercial & Industrial	11,753	9,408	70,151	54,498
Firm & Interruptible Transportation -
Residential	187	225	1,400	1,588
Commercial & Industrial	9,181	9,006	34,925	35,698
Other	1,226	373	159	721
Total Firm & Interruptible Revenues	42,155	37,072	279,733	248,098

Less: Total Cost of Sales - Utility (Excluding Depreciation & Amortization) (A)	10,307	8,406	112,090	81,711
Less: Depreciation & Amortization (A)	15,746	14,557	48,153	53,369
Total GAAP Gross Margin	16,102	14,109	119,490	113,018
Add: Depreciation & Amortization (A)	15,746	14,557	48,153	53,369
Less: Regulatory Rider Recoveries (B)	1,590	2,280	8,544	16,872
Utility Margin (C)	$30,258	$26,386	$159,099	$149,515

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Utility Margin:
Residential	$15,331	$13,634	$104,364	$101,168
Commercial & Industrial	15,252	14,623	63,027	64,396
Regulatory Rider Mechanisms (B)	(325)	(1,871)	(8,292)	(16,049)
Utility Margin (C)	$30,258	$26,386	$159,099	$149,515

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

Operating Revenues and Utility Margin - ETG Utility Operations

Revenues from the gas utility operations at ETG increased $5.1 million, or 13.7%, and increased $31.6 million, or 12.8%, for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021. Utility Margin from the gas utility operations at ETG increased $3.9 million, or 14.6%, and increased $9.6 million, or 6.4% for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021. These changes in revenues and Utility Margin are primarily due to increases in base rates, customer growth and the roll-in of investments from infrastructure replacement programs.

Nonutility:

Operating Revenues - Energy Management

Combined revenues for Energy Management, net of intercompany transactions, increased $201.7 million, or 80.0%, to $453.8 million and increased $426.7 million, or 62.7%, to $1.11 billion for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021. The significant drivers for the overall change were as follows:

•Revenues from wholesale energy operations at SJRG, net of intercompany transactions, increased $205.0 million to $451.9 million, and increased $434.9 million to $1.10 billion, for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to revenues earned on gas supply contracts and increases in the average monthly NYMEX settlement price. Also contributing to the nine month comparative period increase was colder weather experienced in the first quarter of 2022. Included with these comparative period changes was the change in unrealized gains and losses recorded on forward financial contracts due to price volatility, which is excluded from Economic Earnings and represented a total increase of $31.2 million and a total decrease of $9.0 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021.

As discussed in Note 1 to the condensed consolidated financial statements, revenues and expenses related to the energy trading activities of the wholesale energy operations at SJRG are presented on a net basis in Operating Revenues – Nonutility on the condensed consolidated statement of income.

•Revenues from retail services, net of intercompany transactions, decreased $3.3 million to $1.9 million and decreased $7.2 million to $5.8 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to SJE no longer acquiring or marketing electricity to retail end users. This was partially offset with new contracts entered into at EnerConnex as that business continues to grow.

Operating Revenues - Energy Production
Combined revenues for Energy Production, net of intercompany transactions, increased $0.1 million, or 1.3%, to $7.4 million, and increased $0.5 million, or 2.8%, to $18.3 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021. These comparative period increases were not significant.

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

Gross Margin - Energy Management

Combined gross margins for Energy Management, net of intercompany transactions, increased $36.3 million to $24.9 million and increased $13.7 million to $18.7 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021. The significant drivers for the overall change were as follows:

•Gross margin from the wholesale energy operations at SJRG, net of intercompany transactions, increased $36.6 million to $23.0 million, and increased $12.6 million to $12.9 million for the nine months ended September 30, 2022 compared with the same period in 2021, due to higher margins on daily energy trading activities along with the change in unrealized gains and losses recorded on forward financial contracts due to price volatility as discussed above.

We expect the wholesale energy operations to continue to add incremental margin from marketing and related opportunities in the Marcellus region, capitalizing on its established presence in the area. Future margins could fluctuate significantly due to the volatile nature of wholesale gas prices.

•The change in gross margin from retail services, net of intercompany transactions, for the three and nine months ended September 30, 2022 compared with the same periods in 2021 was not significant.

Gross Margin - Energy Production
Combined gross margins for Energy Production, net of intercompany transactions, decreased $0.5 million to $6.3 million and decreased $1.2 million to $15.3 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021. These comparative period decreases were not significant.
Operating Expenses - All Segments:

A summary of net changes in Operations and Maintenance expense for the three and nine months ended September 30, follows (in thousands):

	Three Months Ended September 30, 2022 vs. 2021	Nine Months Ended September 30, 2022 vs. 2021
SJI Utilities:
SJG Utility Operations	$(1,316)	$8,190
ETG Utility Operations	892	(3,450)
Subtotal SJI Utilities	(424)	4,740
Nonutility:
Energy Management:
Wholesale Energy Operations	(700)	(954)
Retail Services	(228)	(56)
Subtotal Energy Management	(928)	(1,010)
Energy Production:
Renewables	(174)	1,175
Decarbonization	193	943
Subtotal Energy Production	19	2,118
Midstream	(66)	(190)
Corporate & Services and Intercompany Eliminations	4,169	5,897
Total Operations and Maintenance Expense	$2,770	$11,555

Operations & Maintenance

SJG utility operations and maintenance expense decreased $1.3 million and increased $8.2 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021. These changes were primarily due to the operations of SJG’s CLEP and EEP. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offset to revenue during the three and nine months ended September 30, 2022 compared with the same period in the prior year.

ETG utility operations and maintenance expense increased $0.9 million and decreased $3.5 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021. These changes were primarily due to the operation of ETG's RAC. Such costs are recovered on a dollar-for-dollar basis; therefore, ETG experienced an offset to revenue during the three and nine months ended September 30, 2022 compared with the same period in the prior year.

Operations and Maintenance expense for Energy Production increased $2.1 million for the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to additional operating costs for the Annadale fuel cell project and various solar projects, which were all operating during the entire nine-month period in 2022 compared to 2021.

Operations and Maintenance expense for the Corporate & Services segment, after intercompany eliminations, increased $4.2 million and $5.9 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to expenses incurred related to the Merger Agreement.

Depreciation - Depreciation increased $3.8 million and $7.1 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to increased investment in property, plant and equipment by the gas utility operations of SJG and ETG, along with an increase in renewables segment depreciation related to assets at the Annadale fuel cell facility and various solar projects.

Impairment Charges - During the three months ended September 30, 2022, ETG recorded $7.2 million of charges related to the write-off of a regulatory asset which consisted of certain property, plant and equipment that was determined to be no longer probable of recovery. In addition to this charge, the Company recorded $1.9 million of impairment charges related to long-lived assets that were deemed no longer usable during the nine months ended September 30, 2022.

Energy and Other Taxes - Energy and other taxes increased $11.5 million and $12.8 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to a gain recorded in 2021 from a UTUA settlement agreement with the New Jersey Division of Taxation that did not recur in 2022 (see Note 1 to the condensed consolidated financial statements).

Other Income and Expense - Other income and expense increased $5.6 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to gains recorded at the midstream operating segment as PennEast sold certain project-related assets and received refunds of interconnection fees from interstate pipelines, along with interest income on outstanding loans to REV (see Note 3 to the condensed consolidated financial statements).

Interest Charges – Interest charges increased $7.0 million and $7.5 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to higher long-term debt outstanding, including debt issued during the third quarter of 2022 (see Note 14 to the condensed consolidated financial statements).

Income Taxes – Income taxes changed from a $11.7 million benefit for the three months ended September 30, 2021 to an expense of $10.0 million for the three months ended September 30, 2022, primarily due to a valuation allowance related to state deferred taxes for a certain tax filing group, inclusive of net operating loss carryforwards and credits which are expected to expire prior to being fully utilized, along with a lower loss before income taxes and the timing of ITCs recorded in 2022 compared to 2021. Income tax expense increased $3.2 million for the nine months ended September 30, 2022 compared with the same period in 2021 due to the same valuation allowance discussed above, partially offset by lower income before income taxes and the timing of ITCs recorded in 2022 compared to 2021.

Equity in (Loss) Earnings of Affiliated Companies – Equity in (loss) earnings of affiliated companies decreased $1.9 million for the three months ended September 30, 2022 compared with the same period in 2021 primarily due to an impairment charge taken at Energenic (see Note 3 to the condensed consolidated financial statements). Equity in (loss) earnings of affiliated companies increased $80.8 million for the nine months ended September 30, 2022 compared with the same period in 2021 primarily due to an other-than-temporary impairment charge on the Company’s equity method investment in PennEast taken in 2021 (see Note 3 to the condensed consolidated financial statements).

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

Cash flows for the period were the following (in thousands):

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net Cash Provided by Operating Activities	$374,907	$273,927
Net Cash Used in Investing Activities	$(586,522)	$(434,171)
Net Cash Provided by Financing Activities	$235,713	$143,862

Cash Flows from Operating Activities — Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization, gas cost recoveries and timing of collections from customers. Cash flows provided by operating activities in the first nine months of 2022 produced more net cash than the same period in 2021, primarily due to the following: (1) higher revenues and increased collections on daily energy trading activities at SJRG; (2) customer growth at the Utilities; and (3) higher purchased gas payables due to higher prices and increases in outstanding invoices payable to vendors.

Cash Flows from Investing Activities — SJI has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment. We estimate the cash outflows for investing activities, net of returns/advances on investments from affiliates, for fiscal years 2022, 2023 and 2024 at SJI to be approximately $907.0 million, $793.4 million and $911.7 million, respectively. The high level of investing activities for 2022, 2023 and 2024 is due to the accelerated infrastructure investment programs and future capital expenditures at SJG and ETG, and investments in future renewable energy projects including efforts to meet our decarbonization goals, which were announced in April 2021 targeting 70% reduction in emissions by 2030 and 100% by 2040, with at least 25% of capital spending annually in support of sustainability investments. SJI expects to use short-term borrowings under lines of credit from commercial banks and a commercial paper program to finance these investing activities as incurred. From time to time, SJI may refinance the short-term debt with long-term debt.

Other significant investing activities of SJI during the first nine months of 2022 and 2021 were as follows:

•SJI invested a net amount of $21.0 million and $15.3 million for the nine months ended September 30, 2022 and 2021, respectively, in Bronx Midco (see Note 16 to the condensed consolidated financial statements).

•SJI made net investments in and net advances to unconsolidated affiliates of $94.8 million and $39.8 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Credit facilities and available liquidity as of September 30, 2022 were as follows (in thousands):

Company	Total Facility	Usage		Available Liquidity	Expiration Date
SJI:
SJI Syndicated Revolving Credit Facility	$500,000	$7,100	(A)	$492,900	September 2026

SJG:
Commercial Paper Program/Revolving Credit Facility	250,000	97,300	(B)	152,700	September 2026

ETG:
ETG Revolving Credit Facility	250,000	107,800	(C)	142,200	September 2026

Total	$1,000,000	$212,200		$787,800

(A) Includes letters of credit outstanding in the amount of $7.1 million, which is used for various construction and operating activities.

(B) Includes letters of credit outstanding in the amount of $1.9 million, which supports the remediation of environmental conditions at certain locations in SJG's service territory.

(C) There are currently no letters of credit outstanding that support ETG's construction activity.

For SJI and SJG, the amount of usage shown in the table above, less the letters of credit noted in (A)-(C) for SJI and (B) for SJG above, equals the amounts recorded as Notes Payable on the respective condensed consolidated balance sheets as of September 30, 2022.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJI, SJG and ETG (collectively, the "Borrowers") have an unsecured, five-year master revolving credit facility (the "Credit Facility") with a syndicate of banks, which expires on September 1, 2026, unless earlier terminated or extended in accordance with its terms. There have been no significant changes to the nature or balances of this Credit Facility, except for the usage shown in the table above, since December 31, 2021, which are described in Note 13 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021. SJI, SJG and ETG were all in compliance with the related financial covenants as of September 30, 2022.

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

Equity Issuances

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

Note Purchase Agreement:

On July 14, 2022, SJI entered into a Note Purchase Agreement that provided for the Company to issue an aggregate of $400.0 million of senior unsecured notes in four series, as follows:

•$100.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022A, due July 14, 2027 (the “Series 2022A Notes”)
•$100.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022B, due July 14, 2029 (the “Series 2022B Notes”)
•$120.0 million aggregate principal amount of the Company’s Senior Notes, Series 2022C, due July 14, 2032 (the “Series 2022C Notes”)
•$80.0 million million aggregate principal amount of the Company’s Senior Notes, Series 2022D, due July 14, 2034 (the “Series 2022D Notes”) and, together with the Series 2022A Notes, the Series 2022B Notes and the Series 2022C Notes, the “Notes.”

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

The Company issued the remaining 50% of each series of Notes on September 15, 2022 (a total of $200.0 million of Notes) as follows:

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

In June 2022, SJI repaid $35.0 million of 3.71% MTNs at maturity.

In September 2022 and 2021, SJG paid $10.0 million of 3.00% MTNs due annually beginning September 2020.

In March 2021, SJI paid off its $150.0 million term loan agreement at maturity.

In April 2021, SJI repaid the $90.0 million principal amount outstanding on its 3.43% Series 2018-A Notes at maturity.

In June 2021, ETG issued an aggregate principal amount of $125.0 million of first mortgage bonds in three tranches.

Impact of Change in Control

For additional information regarding SJI’s or SJG’s long-term debt, along with Change in Control considerations related to the Merger Agreement, see Note 14 to the condensed consolidated financial statements. Under the new arrangements SJI, SJG, or ETG expect to become parties to, including as discussed in Note 10 to the condensed consolidated financial statements related to the Revolving Credit Agreement, we expect that interest rates will be higher than under the previous arrangements.

DRP - See Note 4 to the condensed consolidated financial statements.

SJI’s capital structure was as follows:

	As of September 30, 2022	As of December 31, 2021
Equity	35.2%	35.8%
Long-Term Debt	61.3%	58.3%
Short-Term Debt	3.5%	5.9%
Total	100.0%	100.0%

During the nine months ended September 30, 2022 and 2021, SJI declared quarterly dividends to its common shareholders, which were paid in April, July and October for both 2022 and 2021. SJI has a long history of paying dividends on its common stock and has increased its dividend every year since 1999. SJI’s current long-term goals are to grow the dividend at a rate consistent with earnings growth over the long term, subject to the approval of its Board of Directors, with a long-term targeted payout ratio of between 55% and 65% of Economic Earnings. In setting the dividend rate, the Board of Directors of SJI considers future earnings expectations, payout ratio, and dividend yield relative to those at peer companies, as well as returns available on other income-oriented investments. However, there can be no assurance that SJI will be able to continue to increase the dividend, meet the targeted payout ratio or pay a dividend at all in the future. Under the Merger Agreement, SJI’s ability to pay dividends (other than consistent with its past practices) is limited.

COMMITMENTS AND CONTINGENCIES:

Environmental Remediation - Total net cash outflows for remediation projects are expected to be $30.6 million, $44.3 million and $54.1 million for 2022, 2023 and 2024, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2021, certain environmental costs are subject to recovery from ratepayers.

Affiliate Loans - See Note 3 to the condensed consolidated financial statements.

Convertible and Equity Units - See Note 4 to the condensed consolidated financial statements.

Standby Letters of Credit - See Note 10 to the condensed consolidated financial statements.

Contractual Obligations - There were no significant changes to SJI’s contractual obligations described in Note 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021, except for the AMA as discussed in Note 3 to the condensed consolidated financial statements, gas supply contracts and collective bargaining agreements as discussed in Note 11 to the condensed consolidated financial statements, and the issuance of long-term debt as discussed in Note 14 to the condensed consolidated financial statements.

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

The following table summarizes the composition of selected gas utility throughput for the three and nine month periods ended September 30, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Utility Throughput – dts:
Firm Sales -
Residential	1,676	1,435	17,987	17,474
Commercial	686	622	4,773	4,392
Industrial	10	5	161	180
Cogeneration & Electric Generation	213	434	399	684
Firm Transportation -
Residential	54	50	651	676
Commercial	832	682	4,837	4,428
Industrial	2,211	2,348	7,429	7,569
Cogeneration & Electric Generation	1,635	1,181	3,292	2,864

Total Firm Throughput	7,317	6,757	39,529	38,267

Interruptible Sales	—	—	71	8
Interruptible Transportation	273	246	889	839
Off-System Sales	4,955	1,322	12,852	9,387
Capacity Release	20,523	20,267	55,784	49,989

Total Throughput - Utility	33,068	28,592	109,125	98,490

Throughput – Gas Utility Operations - Total gas throughput increased 4.5 and 10.6 MMdts for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to volume increases in Off-System Sales resulting from a combination of gas withdrawn from storage and volatile market conditions.

CIP - The effects of the CIP on SJG's net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income Impact:
CIP – Weather Related	$—	$—	$5.8	$5.5
CIP – Usage Related	(1.0)	0.7	(7.9)	(4.9)
Total Net Income Impact	$(1.0)	$0.7	$(2.1)	$0.6

Weather Compared to 20-Year Average	3.7% Colder	70.4% Colder	5.2% Warmer	5.1% Warmer
Weather Compared to Prior Year	110.2% Colder	64.0% Warmer	2.4% Colder	5.4% Colder

Operating Revenues & Utility Margin - See SJI's Management Discussion section above.

Operations & Maintenance Expense - See SJI's Management Discussion section above.

Depreciation - Depreciation expense increased $1.3 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, compared with the same periods in 2021, primarily due to New Jersey's infrastructure improvement efforts, which included the approval of SJG's AIRP and SHARP, in addition to significant investment in new technology systems.

Energy and Other Taxes - The change in energy and other taxes for the three and nine months ended September 30, 2022 compared with the same periods in 2021 was not significant.

Other Income and Expense - The change in other income and expense for the three and nine months ended September 30, 2022 compared with the same periods in 2021 was not significant.

Interest Charges – The change in interest charges for the three and nine months ended September 30, 2022 compared with the same periods in 2021 was not significant.

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

Cash flows for the period were the following (in thousands):

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net Cash Provided by Operating Activities	$211,430	$177,812
Net Cash Used in Investing Activities	$(177,645)	$(194,804)
Net Cash (Used in) Provided by Financing Activities	$(35,775)	$12,588

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, gas cost recoveries and the timing of collections from customers. Cash flows provided by operating activities in the first nine months of 2022 produced more net cash than the same period in 2021, primarily due to higher purchased gas payables due to higher prices.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. SJG estimates the net cash outflows for capital expenditures for fiscal years 2022, 2023 and 2024 to be approximately $257.6 million, $334.8 million and $448.9 million, respectively. For capital expenditures, SJG expects to use short-term borrowings under both its commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred. From time to time, SJG may refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes, secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Cash used in Financing Activities increased in the first nine months of 2022 primarily due to repayment of long term debt.

See SJI's Management Discussion section above.

SJI did not contribute any equity to SJG during the three and nine months ended September 30, 2022 or 2021.

SJG’s capital structure was as follows:

	As of September 30, 2022	As of December 31, 2021
Equity	58.4%	56.3%
Long-Term Debt	38.0%	39.6%
Short-Term Debt	3.6%	4.1%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

Total net cash outflows for environmental remediation projects are expected to be $22.7 million, $26.0 million and $32.0 million for 2022, 2023 and 2024, respectively. As discussed in Notes 10 and 15 to the Consolidated Financial Statements in Item 8 of SJI’s and SJG's 10-K for the year ended December 31, 2021, certain environmental costs are subject to recovery from ratepayers.

See Note 11 to the condensed consolidated financial statements for information on SJG's commitments for both pipeline capacity and gas supply.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

SJI:

Commodity Market Risks — Certain SJI subsidiaries, including SJG, are involved in buying, selling, transporting and storing natural gas for their own accounts as well as managing these activities for third parties. These subsidiaries are subject to market risk on expected future purchases and sales due to commodity price fluctuations. To hedge against this risk, SJI enters into a variety of physical and financial transactions including forward contracts, swaps, futures and options agreements. To manage these transactions, SJI has a well-defined risk management policy approved by SJI's Board of Directors that includes volumetric and monetary limits. Management reviews reports detailing activity daily. Generally, the derivative activities described above are entered into for risk management purposes.

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

SJI has entered into certain contracts to buy, sell, and transport natural gas. SJI recorded net pre-tax unrealized gains (losses) of $11.3 million and $(19.8) million for the three months ended September 30, 2022 and 2021, respectively, and $(43.9) million and $(35.1) million for the nine months ended September 30, 2022 and 2021, respectively, which are included with realized (losses) in Operating Revenues - Nonutility on the condensed consolidated statements of income.

The fair value and maturity of these energy-related contracts determined under the mark-to-market method as of September 30, 2022 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$84,194	$21,949	$4,027	$110,170
Prices provided by other external sources	79,677	22,889	640	103,206
Prices based on internal models or other valuation methods	23,255	1,962	994	26,211

Total	$187,126	$46,800	$5,661	$239,587

Liabilities
Source of Fair Value	Maturity <1 Year	Maturity 1 -3 Years	Maturity Beyond 3 Years	Total
Prices actively quoted	$17,521	$2,057	$90	$19,668
Prices provided by other external sources	124,068	26,232	532	150,832
Prices based on internal models or other valuation methods	18,216	9,046	1,402	28,664

Total	$159,805	$37,335	$2,024	$199,164

•NYMEX is the primary national commodities exchange on which natural gas is traded. Volumes of our NYMEX contracts included in the table above under "Prices actively quoted" are 42.2 MMdts with a weighted average settlement price of $4.24 per dt.
•Basis represents the differential to the NYMEX natural gas futures contract for delivering gas to a specific location. Volumes of our basis contracts, along with volumes of our discounted index related purchase and sales contracts, included in the table above under "Prices provided by other external sources" and "Prices based on internal models or other valuation methods" are 73.4 MMdts with a weighted average settlement price of $1.16 per dt.

•Fixed Price Gas Daily represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Volumes of our Fixed Price Gas Daily contracts included in the table above under "Prices provided by other external sources" are 36.4 MMdts with a weighted average settlement price of $7.08 per dt.

A reconciliation of SJI’s estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2022	$41,448
Contracts Settled During the Nine Months Ended September 30, 2022, Net	(28,741)
Other Changes in Fair Value from Continuing and New Contracts, Net	27,716

Net Derivatives — Energy Related Assets, September 30, 2022	$40,423

Interest Rate Risk — Our exposure to interest-rate risk relates to short-term and long-term variable-rate borrowings. Variable-rate debt outstanding, including short-term and long-term debt, at September 30, 2022 was $228.1 million and averaged $203.6 million during the first nine months of 2022. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2021 - 29 b.p. decrease; 2020 - 152 b.p. decrease; 2019 - 64 b.p. decrease; 2018 - 91 b.p. increase; and 2017 - 82 b.p. increase. At September 30, 2022, our average interest rate on variable-rate debt was 2.02%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable rate, long-term debt. As of September 30, 2022, the interest costs on $3.6 billion of our long-term debt (including current portion) was either at a fixed rate or hedged via an interest rate derivative.

SJG has interest rate derivatives to mitigate exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are measured at fair value and recorded in Derivatives - Other on the condensed consolidated balance sheets.

As of September 30, 2022, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity
$12,500,000	3.530%	12/1/2006	2/1/2036
$12,500,000	3.430%	12/1/2006	2/1/2036

Credit Risk - As of September 30, 2022, there were no individual counterparties that totaled more than five percent of SJI's current and noncurrent Derivatives - Energy Related Assets.

As of September 30, 2022, SJRG had $190.6 million of Accounts Receivable under sales contracts. Of that total, 32% were with regulated utilities or companies rated investment-grade or guaranteed by an investment-grade-rated parent or were with companies where we have a collateral arrangement or insurance coverage. The remainder of the Accounts Receivable were within approved credit limits.

SJG:

The fair value and maturity of SJG's energy-trading and hedging contracts determined using mark-to-market accounting as of September 30, 2022 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices actively quoted	$12,493	$652	$13,145
Prices provided by other external sources	9	—	9
Prices based on internal models or other valuable methods	20,815	—	20,815

Total	$33,317	$652	$33,969

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices actively quoted	$4,195	$425	$4,620
Prices provided by other external sources	5,352	—	5,352
Prices based on internal models or other valuable methods	—	—	—

Total	$9,547	$425	$9,972

Contracted volumes of SJG's NYMEX contracts are 12.3 MMdts with a weighted-average settlement price of $5.51 per dt. Contracted volumes of SJG's Basis contracts are 7.0 MMdts with a weighted-average settlement price of $1.87 per dt.

A reconciliation of SJG's estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Assets, January 1, 2022	$7,059
Contracts Settled During the Nine Months ended September 30, 2022, Net	(6,139)
Other Changes in Fair Value from Continuing and New Contracts, Net	23,077
Net Derivatives — Energy Related Assets, September 30, 2022	$23,997

Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt outstanding at September 30, 2022, was $120.3 million and averaged $58.7 million during the first nine months of 2022. A hypothetical 100 basis point (1%) increase in interest rates on SJG's average variable-rate debt outstanding would result in a $0.4 million increase in SJG's annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of SJG's average monthly interest rates from the beginning to end of each year was as follows: 2021 - 12 b.p. increase; 2020 - 220 b.p. decrease; 2019 - 73 b.p. decrease; 2018 - 91 b.p. increase; and 2017 - 91 b.p. increase. As of September 30, 2022, SJG's average interest rate on variable-rate debt was 1.03%.

SJG typically issues long-term debt either at fixed rates or uses interest rate derivatives to limit exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2022, the interest costs on $1.0 billion of long-term debt (including current portion) was either at a fixed-rate or hedged via an interest rate derivative.

SJG's interest rate swaps are the same as SJI's as shown above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of each of SJI and SJG, with the participation of their respective principal executive officers and principal financial officers, evaluated the effectiveness of the design and operation of SJI’s and SJG's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, the principal executive officer and principal financial officer of each of SJI and SJG concluded that, as of September 30, 2022, the disclosure controls and procedures employed at SJI and SJG, respectively, are effective.

Changes in Internal Control Over Financial Reporting

There was no change in SJI’s or SJG's internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, SJI’s and SJG's internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item for SJI and SJG is incorporated by reference to Part I, Item 1, Note 11, Litigation.

Item 1A. Risk Factors

There have been no material changes in the risk factors for SJI or SJG from those disclosed in Item 1A of SJI’s and SJG's Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of SJI's and SJG's Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and for the three and six months ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

101
The following financial statements from South Jersey Industries, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, filed with the Securities and Exchange Commission on November 3, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Equity; and (vi) the Notes to Condensed Consolidated Financial Statements. The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, filed with the Securities and Exchange Commission on November 3, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets; and (v) the Condensed Statements of Equity.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY INDUSTRIES, INC.

Dated:	November 3, 2022	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Dated:	November 3, 2022	By:	/s/ Steven R. Cocchi
Steven R. Cocchi
Chief Financial Officer
(Principal Financial Officer)